Form 10-Q
period 1994-12-31
AIRGAS INC
filed 1995-02-07
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             December 31, 1994
                         _____________________________

Commission file number:              1-9344
                         _____________________________

                                 AIRGAS, INC.
______________________________________________________________________________
            (Exact name of Registrant as specified in its charter)

          Delaware                                       56-0732648
_______________________________                      __________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 5 Radnor Corporate Center, Suite 550
 100 Matsonford Road
 Radnor, PA                                            19087-4579
_______________________________________              ________________
(Address of principal executive offices)             (ZIP code)

                                (610) 687-5253
              __________________________________________________
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at December 31, 1994: 31,349,811 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                               December 31, 1994


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of December 31, 1994
     and March 31,1994.....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended December 31, 1994 and 1993.................5

Consolidated Statements of Earnings
     for the Nine Months Ended December 31, 1994 and 1993..................6

Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 1994 and 1993..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................12


PART II - OTHER INFORMATION
___________________________

Exhibits and Reports on Form 8-K..........................................18

Signatures................................................................19


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  December 31,    March 31,
                                                      1994          1994
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Accounts receivable, less allowance for
  doubtful accounts of $4,968 at December 31,
  1994 and $4,207 at March 31, 1994                  $ 92,203       $ 79,034

Inventories                                            65,877         51,721

Prepaid expenses and other current assets              11,649          8,367
                                                      _______        _______
               Total current assets                   169,729        139,122
                                                      _______        _______

Plant and equipment, at cost                          453,776        390,832

   Less accumulated depreciation and amortization    (113,949)       (96,201)
                                                      _______        _______
               Net plant and equipment                339,827        294,631

Other noncurrent assets                                57,772         30,421

Goodwill, net of accumulated amortization of
  $14,117 at December 31, 1994 and $11,875
  at March 31, 1994                                    76,827         50,723
                                                      _______        _______
               Total assets                          $644,155       $514,897
                                                      =======        =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                   December 31,      March 31,
                                                      1994            1994
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 12,864         $ 10,304
Accounts payable, trade                               36,192           34,644
Accrued expenses and other current liabilities        54,071           47,103
                                                     _______          _______
         Total current liabilities                   103,127           92,051
                                                     _______          _______

Long-term debt                                       287,645          205,311

Deferred income taxes                                 60,537           53,096

Other non-current liabilities                          7,652            6,635

Minority interest in subsidiaries                      1,349              937

Stockholders' equity
   Common stock $.01 par value, 200,000 shares
   authorized, 31,350 and 32,897
   shares issued at December 31, 1994 and
   March 31, 1994, respectively                          314              329

   Capital in excess of par value                     59,696           56,330
   Retained earnings                                 124,200          102,161
   Cumulative translation adjustment                    (365)            (471)
   Less treasury stock, 1,877 common shares
   at cost at March 31, 1994.                             -0-          (1,482)
                                                     _______          _______
       Total stockholders' equity                    183,845          156,867
                                                     _______          _______
       Total liabilities and stockholders' equity   $644,155        $ 514,897
                                                     =======          =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 December 31, 1994          December 31, 1993
                                 __________________         __________________
Net sales:
   Distribution                      $165,582                      $121,292
   Manufacturing                        8,530                         8,789
                                      _______                       _______
         Total net sales              174,112                       130,081
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                    80,809                        59,109
       Manufacturing                    5,716                         5,576
    Selling, distribution and
    administrative expenses            59,276                        45,597
   Depreciation and amortization        9,734                         7,758
                                      _______                       _______
         Total costs and expenses     155,535                       118,040
                                      _______                       _______
Operating income:
   Distribution                        17,101                        10,232
   Manufacturing                        1,476                         1,809
                                      _______                       _______
                                       18,577                        12,041


Interest expense, net                  (4,869)                       (3,002)
Other income, net                         189                           146
Minority interest                        (159)                          (78)
                                      _______                       _______
   Earnings before income taxes        13,738                         9,107

Income taxes                            5,948                         4,052
                                      _______                       _______
Net earnings                         $  7,790                      $  5,055
                                      =======                       =======

Earnings per share                   $    .24                      $    .16
                                      =======                       =======
Weighted average shares                33,047                        32,468
                                      =======                       =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Nine Months Ended          Nine Months Ended
                                 December 31, 1994          December 31, 1993
                                 __________________         __________________
Net sales:
   Distribution                      $474,019                      $348,339
   Manufacturing                       24,541                        24,439
                                      _______                       _______
         Total net sales              498,560                       372,778
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                   232,886                       171,242
       Manufacturing                   15,984                        15,282
    Selling, distribution and
    administrative expenses           171,042                       129,557
   Depreciation and amortization       27,255                        22,778
                                      _______                       _______
         Total costs and expenses     447,167                       338,859
                                      _______                       _______
Operating income:
   Distribution                        46,867                        28,974
   Manufacturing                        4,526                         4,945
                                      _______                       _______
                                       51,393                        33,919


Interest expense, net                 (12,521)                       (9,261)
Other income, net                         409                           327
Minority interest                        (412)                         (203)
                                      _______                       _______
   Earnings before income taxes        38,869                        24,782

Income taxes                           16,830                        10,902
                                      _______                       _______
Net earnings                         $ 22,039                      $ 13,880
                                      =======                       =======

Earnings per share                   $    .67                      $    .43
                                      =======                       =======
Weighted average shares                32,991                        32,635
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Nine Months Ended     Nine Months Ended
                                      December 31, 1994     December 31, 1993
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 22,039               $ 13,880
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               27,255                 22,778
   Deferred income taxes                        7,573                  4,361
   Equity in earnings of joint venture           (543)                  (935)
   (Gain) loss on sale of plant and equipment      26                   (114)
   Minority interest in earnings                  412                    203
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                     (1,772)                (1,878)
    Inventories                                (3,068)                   (32)
    Prepaid expenses and other
     current assets                              (991)                  (168)
    Accounts payable, trade                    (4,366)                  (366)
    Accrued expenses and other current
     liabilities                                  184                  2,408
    Other assets and liabilities, net          (1,506)                   (59)
                                              _______                _______
    Net cash provided by operating activities  45,243                 40,078
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (25,185)               (14,240)
  Proceeds from sale of plant and
   equipment                                    1,641                  1,962
  Business acquisitions, net of cash acquired (76,975)               (47,618)
  Purchase of temporary investment            (16,904)                    -0-
  Other, net                                      300                    205
                                              _______                _______
   Net cash used by investing activities     (117,123)               (59,691)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                     87,284                 32,552
  Repayment of debt                           (19,272)               (16,607)
  Exercise of options and warrants                922                  2,587
  Cash overdraft                                2,948                  1,288
                                              _______                _______
   Net cash provided by financing
    activities                                 71,882                 19,820
                                              _______                _______
EFFECTS OF DISCONTINUED ACTIVITIES, NET            (2)                  (207)
                                              _______                _______
CHANGE IN CASH                              $      -0-              $     -0-
Cash - beginning of period                         -0-                    -0-
                                              _______                _______
Cash - end of period                        $      -0-              $     -0-
                                               =======                =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Basis of Presentation
      _____________________

      The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company").

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the year ended March 31, 1994.

      The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated balance sheets at December 31, 1994 and March 31, 1994; the consolidated statements of earnings for the three and nine months ended December 31, 1994 and 1993; and the consolidated statements of cash flows for the nine months ended December 31, 1994 and 1993. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.    Acquisitions
      ____________

      From April 1, 1994 to December 31, 1994, the Company has acquired twelve businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies with annual sales of approximately $96 million.
The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $76 million plus the assumption of certain liabilities. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

     On February 1, 1995, the Company signed a letter agreement to acquire Tech-Weld, Inc. of Houston, Texas, a distributor of industrial, medical and specialty gases and related equipment which operates out of three locations in the Houston area. The company has annual sales of approximately $10 million. Closing is anticipated in March 1995.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


3.    Inventories
      ___________

      Inventories consist of:


      (In thousands)
                                         December 31,             March 31,
                                            1994                    1994
                                          ________                ________

      Finished goods                      $ 65,244                $ 51,263
      Raw materials                          1,367                   1,117
                                           _______                 _______
                                            66,611                  52,380

      Less reduction to LIFO cost             (734)                   (659)
                                           _______                 _______
                                          $ 65,877                $ 51,721
                                           =======                 =======



4.   Plant and Equipment
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                         December 31,             March 31,
                                            1994                    1994
                                         _____________            _________

    Land and land improvements           $ 18,104                 $ 15,879
    Building and leasehold improvements    41,170                   30,494
    Machinery and equipment, including
     cylinders                            364,984                  322,336
    Transportation equipment               27,043                   20,830
    Construction in progress                2,475                    1,293
                                          _______                  _______
                                         $453,776                 $390,832
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


5.   Other Noncurrent Assets
     _______________________

     Other noncurrent assets include:


     (In thousands)
                                         December 31,             March 31,
                                            1994                    1994
                                         _____________            _________

    Investment in a joint venture        $  1,300                 $  1,308
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     35.4 million at December 31, 1994
     and $30.0 million at March 31, 1994   31,682                   26,673
    Temporary investment, at cost          16,904                       -0-
    Other assets                            7,886                    2,440
                                          _______                  _______
                                         $ 57,772                 $ 30,421
                                          =======                  =======

Temporary investment includes 740,000 shares of CBI Industries, Inc. ("CBI") common stock which were purchased during the Company's third quarter. The shares were purchased in contemplation of a transaction with CBI or CBI's Liquid Carbonic Industries subsidiary. During January 1995, as a result of the Company's decision not to make a bid for CBI, the Company sold its shares of CBI common stock for $17.5 million, net of expenses. At December 31, 1994, the Company has classified its investment in the CBI shares as a noncurrent asset since the net proceeds from the sale were used to repay borrowings under the Company's long-term revolving credit facilities. A gain of approximately $600,000 will be recorded as "other income" during the quarter ending March 31, 1995.


                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


6.  Accrued Expenses and Other Current Liabilities
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                         December 31,             March 31,
                                            1994                    1994
                                         _____________            _________

    Cash overdraft                       $  9,995                 $  7,047
    Insurance payable and related
     reserves                               7,112                    5,341
    Customer cylinder deposits              6,070                    3,325
    Other accrued expenses and current
     liabilities                           30,894                   31,390
                                          _______                  _______
                                         $ 54,071                 $ 47,103
                                          =======                  =======

7.    Earnings Per Share
      __________________

      Earnings per share amounts were determined using the treasury stock method.

8.    Commitments and Contingencies
      _____________________________

     The Company is involved in various legal proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect upon the Company's financial condition, results of operations or liquidity.

9.    Stockholders' Equity
      ____________________

      On January 16, 1995, the Company announced that it had instituted a stock repurchase program and that the Board of Directors approved the repurchase of up to one million shares of Airgas common stock. During January, the Company purchased 50,000 shares. The purchase of additional shares is dependent on prevailing market conditions.

      In April 1994, the Company retired 1,877,000 shares of treasury stock.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
_____________________

Three Months Ended December 31, 1994 Compared to the
Three Months Ended December 31, 1993.

      Net earnings increased 54% to $7,790,000 or $.24 per share during the third quarter ended December 31, 1994, from $5,055,000 or $.16 per share in the same quarter of the prior year. The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales, earnings generated by industrial gas distribution businesses acquired since October 1, 1993 and an increase in distribution gross profit margins.

      The Company's program to acquire businesses engaged in the distribution of industrial, medical and specialty gases and related equipment continued during the quarter ended December 31, 1994 with the acquisition of four distributors having aggregate annual sales of approximately $36 million. Since its formation, the Company has acquired over 150 distributors.

      Net sales increased 34% during the quarter ended December 31, 1994 compared to the same quarter in the prior year:


(in thousands)
                                                                  Increase
                                1994              1993            (Decrease)
                                ____              ____            __________

      Distribution            $165,582          $121,292          $ 44,290
      Manufacturing              8,530             8,789              (259)
                               _______           _______           _______
                              $174,112          $130,081          $ 44,031
                               =======           =======           =======

      During the quarter ended December 31, 1994, distribution sales increased approximately $44.3 million due to an estimated $37.4 million increase resulting from the acquisition of 21 industrial gas distributors since October 1, 1993 and a $6.9 million increase in same-store sales (an approximate 5% same-store sales increase from the quarter ended December 31, 1993). The Company estimates same-store sales based upon a comparison of current period sales to the prior period's sales, adjusted for acquisitions and dispositions. The increase in same-store sales is primarily a result of increased volume in hardgoods sales with increases also reflected in gas business. Hardgoods and gas volumes have primarily increased as a result of the general improvement in the economy and certain gas marketing programs. Same-store sales have also increased slightly as a result of price increases initiated during previous periods. Future same-store sales improvement is dependent on continued growth in the economy.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Compared to the same quarter in the prior year, distribution gross profit increases associated with acquisitions are estimated to total $18.9 million. Gross profits associated with distribution same-store sales improvement are estimated to total $3.7 million. These improvements were caused by improved hardgoods gross profit margins resulting from the Company's national purchasing program as well as improved gas and rental gross margins due to price increases to customers.

      Operating income increased 54% during the quarter ended December 31, 1994 compared to the same quarter in the prior year:


(in thousands)
                                                                  Increase
                                1994              1993            (Decrease)
                                ____              ____            _________

      Distribution            $17,101           $10,232           $ 6,869
      Manufacturing             1,476             1,809              (333)
                               ______            ______            ______
                              $18,577           $12,041           $ 6,536
                               ======            ======            ======


      Distribution operating income as a percentage of net sales increased to 10.3% during the quarter ended December 31, 1994 compared to 8.4% from the year earlier period. Distribution operating income increased as a result of the operating income provided by acquisitions, an increase in gross profits from higher same-store sales and improved gross profit margins. Selling, distribution and administrative expenses, relative to sales, have declined as a result of acquisition consolidation efforts during the past year and controlling expenses such as business insurance through better claims management and reduced incident rates. Also, many operating costs are relatively fixed even though the Company's same-store sales continue to improve. Partially offsetting these improvements were normal salary increases.

      Manufacturing operating income decreased $333,000 compared to the prior year period due to a product shift towards lower margin export sales of carbon products, slightly lower profits from the sale of calcium carbide combined with higher raw material costs, principally ammonium nitrate, for the Company's nitrous oxide plants.

      Interest expense, net, increased approximately $1.9 million during the quarter ended December 31, 1994 from the year earlier period primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since October 1, 1993 combined with slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 37% during the quarter ended December 31, 1994 to approximately $20.2 million from $14.8 million during the prior period. After tax cash flow, exclusive of capital expenditures and working capital changes, is important since it measures the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions.

Results of Operations
_____________________

Nine Months Ended December 31, 1994 Compared to the Nine Months
Ended December 31, 1993.

      Net earnings increased 59% to $22,039,000 or $.67 per share during the nine months ended December 31, 1994, from $13,880,000 or $.43 per share in the prior year. The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales, earnings generated by industrial gas distribution businesses acquired since April 1, 1993 and an increase in gross profit margins.

      Net sales increased 34% during the nine months ended December 31, 1994 compared to the same period in the prior year:


(in thousands)
                                1994              1993            Increase
                                ____              ____            __________

      Distribution            $474,019          $348,339          $125,680
      Manufacturing             24,541            24,439               102
                               _______           _______           _______
                              $489,560          $372,778          $125,782
                               =======           =======           =======


      During the nine months ended December 31, 1994, distribution sales increased approximately $125.7 million due to an estimated $103.2 million increase resulting from the acquisition of 29 industrial gas distributors since April 1, 1993 and a $22.5 million increase in same-store sales (an approximate 5% same-store sales increase from the nine months ended December 31, 1993). The Company estimates same-store sales based upon a comparison of current period sales to the prior period's sales, adjusted for acquisitions and dispositions. The increase in same-store sales is primarily a result of increased volume in hardgoods sales with increases also reflected in gas business. Hardgoods and gas volumes have primarily increased as a result of the general improvement in the economy and certain gas marketing programs. Same-store sales have also increased slightly as a result of price increases initiated during previous periods. Future same-store sales improvement is dependent on continued growth in the economy.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Compared to the same period in the prior year, distribution gross profit increases associated with acquisitions are estimated to total $53 million. Gross profits associated with distribution same-store sales improvement are estimated to total $11 million. These improvements were caused by improved hardgoods gross profit margins resulting from the Company's national purchasing program as well as improved gas and rental gross margins due to price increases to customers.

      Operating income increased 52% during the nine months ended December 31, 1994 compared to the same period in the prior year:


(in thousands)
                                1994              1993            Increase
                                                                  (Decrease)
                                ____              ____            __________

      Distribution            $46,867           $28,974           $17,893
      Manufacturing             4,526             4,945              (419)
                               ______            ______            ______
                              $51,393           $33,919           $17,474
                               ======            ======            ======


      Distribution operating income as a percentage of net sales increased to 9.9% in 1994 from 8.3% in 1993. Distribution operating income increased as a result of the operating income provided by acquisitions, an increase in gross profits from higher distribution same-store sales and improved gross profit
margins.   Selling, distribution and administrative expenses, relative to sales, have declined as a result of acquisition consolidation efforts during the past year and controlling expenses such as business insurance through better claims management and reduced incident rates. Also, many operating costs are relatively fixed even though the Company's same-store sales continue to improve. Partially offsetting these improvements were normal salary increases.

      Manufacturing operating income decreased $419,000 compared to the prior year period due to a product shift towards lower margin export sales of carbon products, slightly lower profits from the sale of calcium carbide combined with higher raw material costs, principally ammonium nitrate, for the Company's nitrous oxide plants.

      Interest expense, net, increased $3.3 million during the nine months ended December 31, 1994 from the year earlier period primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1993 combined with slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 39% during the nine months ended December 31, 1994 to $56.9 million from $41.0 million during the prior period. After tax cash flow, exclusive of capital expenditures and working capital changes, is important since it measures the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions.

Liquidity and Capital Resources
_______________________________

      The Company has financed its operations, capital expenditures and acquisitions with borrowings, issuance of common stock and funds provided by operating activities.

      Cash flows from operating activities totaled $45.2 million for the nine months ended December 31, 1994. Increased earnings were offset by an increase in working capital of $10 million. Working capital increased primarily as a result of an increase in accounts receivable based on higher sales, building inventory levels to meet increased hardgoods sales volumes and the payment of trade accounts payable. Although accounts receivable and inventory levels have increased, days-sales outstanding and days-supply of inventory levels have improved since March 31, 1994.

     Cash used by investing activities totaled $117.1 million for the nine months ended December 31, 1994 which was primarily comprised of $25.2 million for capital expenditures, $77 million related to acquisitions and $16.9 million related to the purchase of 740,000 shares of CBI Industries, Inc. ("CBI") common stock during the third quarter. The shares were purchased in contemplation of a transaction with CBI or CBI's Liquid Carbonic Industries subsidiary. During January 1995, as a result of the Company's decision not to make a bid for CBI, the Company sold its shares of CBI common stock for $17.5 million, net of expenses. At December 31, 1994, the Company has classified its investment in the CBI shares as a noncurrent asset since the net proceeds from the sale were used to repay borrowings under the Company's long-term revolving credit facilities. A gain of approximately $600,000 will be recorded as "other income" during the quarter ending March 31, 1995.

     The Company's use of cash for capital expenditures is partially attributable to the continued assimilation of certain fiscal 1994 and 1995 acquisitions which require capital expenditures in areas such as the combining of cylinder fill plants, improving truck fleets, purchase of cylinders in order to return cylinders rented from third parties and computer conversions. Additionally, capital expenditure costs have increased during fiscal 1995 as a result of the purchase of equipment necessary to facilitate gas sales growth. Costs incurred for the nine months ended December 31, 1994 which represent maintenance capital expenditures are estimated to total $7.5 million ($4.5 million for the nine months ended December 31, 1993). Compared to the first two quarters, capital expenditures were down approximately $2 million during the third quarter of fiscal 1995. The Company anticipates that the level of capital expenditures will continue to decline during the fourth quarter of fiscal 1995.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Financing activities provided cash of $71.9 million for the nine months ended December 31, 1994 with total debt outstanding increasing by $84.9 million from March 31, 1994. As discussed above, excluding debt associated with the purchase of CBI shares, debt increased by $68 million. Debt incurred in connection with the acquisition of industrial gas distribution businesses, including seller notes and assumed notes, totaled $93.9 million.

      One of the Company's primary sources of borrowings is an unsecured revolving credit facility with various commercial banks. At December 31, 1994, the facility provided for borrowings up to $250 million, with sub-limits for money market loans, bankers acceptances and the issuance of letters of credit. On December 31, 1994, the Company had approximately $139 million in borrowings under the facility and $28 million committed under letters of credit, resulting in availability under the facility of approximately $83 million. The facility provides for quarterly interest payments payable currently with equal quarterly principal payments beginning in September 1996 and continuing through June 2001.

      In November 1994, the Company entered into a new $100 million unsecured revolving credit facility with various commercial banks to provide additional availability for the Company's ongoing acquisition and investment programs. The facility currently bears interest at the Libor rate plus 1/2% and matures on July 1, 1996. On December 31, 1994, the Company had approximately $75 million in borrowings under the facility resulting in availability under the facility of approximately $25 million.

      The Company also has unsecured line of credit agreements which provide for borrowings aggregating $25 million. At December 31, 1994, $15 million was outstanding under these agreements.

      At December 31, 1994, the effective interest rate related to the $229 million of outstanding borrowings under the above credit lines was approximately 6.7%.

      The Company had $27.9 million outstanding at December 31, 1994 related to senior subordinated notes which bear interest at a fixed rate of 11.375% and require principal payments through August 1998.

      The Company's loan agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and the level of dividend payments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into nine interest rate swap agreements during the period from June 1992 through November 1994. The swap agreements are with major financial institutions and have a total notional principal amount of $107.5 million at December 31, 1994. Approximately $100 million of the swap agreements require fixed interest payments based on an average effective rate of 6.9% for remaining periods ranging between 3 and 8 years. One swap agreement requires floating rates ($7.5 million notional amount with an interest rate of 5.4% at December 31, 1994). The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

                                 AIRGAS, INC.



      The Company will continue to look for appropriate acquisitions and will fund such acquisitions through cash flow from operations and with debt and other available sources.

      The Company does not currently pay dividends.


PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

      On December 30, 1994, the Company filed a current report on Form 8-K which provided, under Item 5, audited financial statements and pro forma information for a substantial majority of individually insignificant businesses acquired through November 1, 1994 in accordance with Regulation S-X, Rule 3-05 (b)(1)(i).

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 7, 1995                         /s/Britton H. Murdoch
________________                         _______________________
Date                                     Britton H. Murdoch
                                         Vice President and
                                         Chief Financial Officer