Form 10-K/A
period 1994-03-31
AIRGAS INC
filed 1995-04-26
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                  Form 10-K/A1

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1994
                                      or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                          Commission File No. 1-9344

                                 AIRGAS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                     56-0732648
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

5 Radnor Corporate Center, Suite 550
100 Matsonford Road, Radnor, Pennsylvania              19087-4579
(Address of principal executive offices)               (Zip Code)

                                (610) 687-5253
             (Registrant's telephone number, including area code)
         Securities Registered Pursuant to Section 12 (b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                  on Which Registered
______________________________________               _____________________
Common Stock, par value $.01 per share               New York Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES   X       NO
                                                        _________    ________
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     The aggregate market value of the 26,210,718 shares of voting stock held by non-affiliates of the registrant on May 2, 1994 was $570.1 million. For purposes of this calculation only executive officers and directors were deemed to be affiliates.
     The number of shares of Common Stock outstanding as of May 2, 1994 was 31,023,619.
                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 1994 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1994 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Securities Exchange Act of 1934, Exhibit 23.1, Consent of Independent Accountants, and Exhibit 99.1 containing information, financial statements and exhibits required by Form 11-K with respect to the Registrant's 1994 Employee Stock Purchase Plan.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2):

The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits. The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

(b)    Reports on Form 8-K.

       On February 17, 1994, the Company filed a Current Report on Form 8-K, dated February 15, 1994, which amended certain of its effective registration statements pursuant to Rule 416(b) under the Securities Act of 1933 to reflect the Company's stock splits on November 25, 1992 and November 24, 1993.

       A Current Report on Form 8-K, dated February 17, 1994, was filed by the Company describing the February 8, 1994 acquisition of certain operations of The BOC Group, Inc. ("BOC") which are used in BOC's retail, industrial, specialty and medical gas and welding supply business located in California and Nevada (the "Business") as required under Item 2 of Form 8-K. On April 15, 1994, the Company filed Form 8-K/A providing audited financial statements as of September 30, 1993 and for the twelve month period then ended and pro forma information for the Business which was previously unavailable.

(c)    Index to Exhibits and Exhibits filed as a part of this report.

2.1 Acquisition of certain operations of The BOC Group, Inc. on February 8, 1994. (Incorporated by reference to the Company's Current Report, dated February 17, 1994, filed on Form 8-K).

3.1 Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's June 30, 1987 Quarterly Report on Form 10-Q).

3.2  By-Laws of the Company, as amended. (Incorporated by reference to Exhibit
     3.2 to the Company's June 30, 1987 Quarterly Report on Form 10-Q).

4.1 Fifth Amended and Restated Loan Agreement dated October 13, 1993 between Airgas, Inc. and certain banks and NationsBank of North America.

4.2 Amendment No. 1 to the Fifth Amended and Restated Loan Agreement dated January 31, 1994 between Airgas, Inc. and certain banks and NationsBank of North Carolina, N.A.

     There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.


* 10.1 Agreement between the Company and Peter McCausland, dated January 8, 1991, and form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.16 to the Company's March 31, 1992 report on Form 10-K).

* 10.2 Common Stock Purchase Warrant held by Britton H. Murdoch and certain other employees and other persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are substantially identical in all material respects except as to the parties thereto, held by certain employees, including the following Executive Officers and a Director, and other persons are not being filed: Hermann Knieling, Kenneth A. Keeley, Alfred B. Crichton, Gordon
        L. Keen, Jr., William Sanford and Ronald Beebe and a Director, Merril Stott). (Incorporated by reference to Exhibit 10.17 to the Company's March 31, 1993 report on Form 10-K).

* 10.3 Amended and Restated 1984 Stock Option Plan. (Incorporated by reference to Exhibit "A" to Exhibit 10.6 to the Company's March 31, 1992 report on Form 10-K).

* 10.4 Amendment to the Amended and Restated 1984 Stock Option Plan. (Incorporated by reference to exhibit 10.18 to the Company's March 31, 1993 report on Form 10-K).

* 10.5 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company's March 31, 1992 report on Form 10-K).

* 10.6 1994 Employee Stock Purchase Plan. (Incorporated by reference to exhibit 10.19 to the Company's March 31, 1993 report on Form 10-K).

  10.7 Amended and Restated Joint Venture Agreement dated March 31, 1992 between American Carbide and Carbon Corporation and Elkem Metals Company. (Incorporated by reference to Exhibit 10.5 to the Company's March 31, 1992 report on Form 10-K).

* 10.8 Exchange Rights Agreement dated October 1, 1989 between the Company and John Smith (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Exchange Rights Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Alfred B. Crichton, Rudi Endres, Ronald W. Savage, Mark A. Straka, William E. Sanford, E. Pat Baker, Kenneth A. Keeley, Kenneth D. Morrison, Richard
        W. Johnson, Thomas J. Bennett, Hermann Knieling and John Musselman). (Incorporated by reference to Exhibit 10.13 to the Company's March 31, 1992 report on Form 10-K).

* 10.9 First Amendment to Exchange Rights Agreement dated April 30, 1992 between the Company and John Smith (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the First Amendments, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed:
        Alfred B. Crichton, Rudi Endres, Ronald W. Savage, Mark A. Straka, William E. Sanford, E. Pat Baker, Kenneth A. Keeley, Kenneth D. Morrison, Richard W. Johnson, Thomas J. Bennett, Hermann Knieling and John Musselman). (Incorporated by reference to Exhibit 10.14 to the Company's March 31, 1992 report on Form 10-K).

* 10.10 Amended and Restated Exchange Rights Agreement between the Company and Ronald E. Arnold (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amended and Restated Exchange Rights Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: John T. Winn, Dennis B. Lee, Howard E. Wolfe, Charles Graves, I.C. Fortenberry, Henry B. Coker, Ronald B. Rush, William V. Accuosti, Dan L. Tatro, Theodore D. Erkenbrack, Geoffrey C. Pulford, and Dale E. Hess). (Incorporated by reference to Exhibit 10.15 to the Company's March 31, 1993 report on Form 10-K).

* 10.11 First Amendment to Amended and Restated Exchange Rights Agreement between the Company and John T. Winn (Pursuant to Instruction 2 to
        Item 601 of Regulation S-K, the First Amendment to the Amended and Restated Exchange Rights Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: I.C. Fortenberry, Hermann Knieling, William E. Sanford, Rudi Endres and Kenneth D. Morrison).

* 10.12 Second Amendment to Amended and Restated Exchange Rights Agreement between the Company and Mark Straka (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Second Amendment to the Amended and Restated Exchange Rights Agreement, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Rudi Endres, Alfred B. Crichton and E. Pat Baker).

* 10.13 Amendment dated as of April 13, 1994 to the Amended and Restated 1984 Stock Option Plan.

(11) Statement re: computation of earnings per share.

(21) Subsidiaries of the Company.

(23) Consent of KPMG Peat Marwick LLP.

23.1  Consent of KPMG Peat Marwick LLP (to be filed by amendment).

99.1 Form 11-K for the Registrant's 1994 Employee Stock Purchase Plan (to be filed by amendment)

_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                  Signatures
                                  __________


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Airgas, Inc.



Date:  April 26, 1995             By: /s/ Britton H. Murdoch
                                      _________________________
                                      Vice President - Finance
                                      Chief Financial Officer

                                Exhibit Index


Exhibit

23.1             Consent of KPMG Peat Marwick LLP.

99.1 Annual Report on Form 11-K with respect to the Airgas, Inc. 1994 Employee Stock Purchase Plan.