Form 10-K
period 1995-03-31
AIRGAS INC
filed 1995-06-09
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                  Form 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1995
                                      or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

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

     Securities registered pursuant to Section 12 (g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES   X       NO
                                                        _________    ________
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]
     The aggregate market value of the 26,086,772 shares of voting stock held by non-affiliates of the registrant on May 22, 1995 was $694.6 million. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of Common Stock outstanding as of May 22, 1995 was 30,784,645.
                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 7, 1995 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                                AIRGAS, INC.
                              TABLE OF CONTENTS

                                   PART I


ITEM                                                                  PAGE NO.

_____                                                                 ________

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .10

4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .10


                                  PART II

5.  Market for the Company's Common Stock and Related Stockholder Matters . 11

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . 12

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . 19

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . 19


                                  PART III

10. Directors and Executive Officers of the Company . . . . . . . . . . . . 20

11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . 20

12. Security Ownership of Certain Beneficial Owners and Management. . . . . 20

13. Certain Relationships and Related Transactions. . . . . . . . . . . . . 20


                                   PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . . . 21

                                    PART I
ITEM 1. BUSINESS.

General

     Airgas, Inc. ("Airgas" or the "Company") classifies its operations in two business segments: distribution and manufacturing. Distribution revenues currently represent 95% of total revenues and 92% of the Company's operating income. Financial information by business segment can be found in note 20 to the Company's consolidated financial statements.

     The distribution business is conducted through approximately 400 locations in 37 states and Canada. Principal products distributed include: industrial, medical and specialty gases and a wide selection of name-brand welding equipment, accessories and industrial protective equipment ("hardgoods"), including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. In connection with the distribution of gases, the Company rents industrial gas cylinders and bulk storage tanks to its customers. Additionally, acetylene gas is manufactured and sold as part of the Company's distribution business. Since its formation, the Company's strategy has been to expand through a program of acquiring independent distributors. The Company believes that its industrial gas distribution network is the largest and fastest growing industrial gas distribution system in the United States.

Manufacturing operations include the production of carbon products, calcium carbide and nitrous oxide.

THE DISTRIBUTION BUSINESS

Industry Background and Company Strategy

     The industrial gas distribution market is broad and includes most major industries. The Company sells nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen and welding gases plus a variety of medical and specialty gases to a diverse customer base. Gases are distributed and stored in industrial gas cylinders and bulk storage tanks. Hardgoods sold through its distribution network include: protective equipment such as hard hats, welding helmets, goggles, face shields and protective glasses, welding machines and welding consumables and accessories, such as electrodes, electrode holders and cable connectors.

     The United States market for industrial gases is approximately $6 billion. Sales to major users of industrial gases that have the capacity to accept large bulk shipments or pipeline deliveries are generally serviced directly by industrial gas producers and account for approximately $3 billion of sales. Historically, industrial gas producers have focused on this segment of the market which is very capital intensive. The remaining $3 billion of industrial gas sales are made to small bulk users and cylinder gas customers. These small bulk users and cylinder gas customers are also believed to purchase $3 billion annually of hardgoods. Small bulk users and cylinder gas customers are served by a fragmented distribution system of approximately 1,000 distributors, the majority of which are independently owned. The Company concentrates on the small bulk, cylinder gas, welding and protective equipment segment of the market. This segment is less capital intensive because of the long useful lives of the fixed assets acquired, principally cylinders.

Acquisition Program

     Since May 1986, the Company has acquired over 165 industrial gas distributors. These distributors are organized into four operating divisions with approximately 400 locations in 37 states and Canada. The four operating divisions provide the Company with a national industrial gas distribution network that is unique to the industry.

     The Company's principal business strategy is to continue to expand its distribution network through a program of acquiring independent distributors. The industrial gas distribution industry continues to undergo a consolidation process which the Company believes will continue to present it with opportunities to acquire industrial gas distributors.

     The Company believes that its principal competitive advantages in acquiring distributors are its operating expense discipline, its well-organized acquisition program, flexibility in structuring acquisitions to meet sellers' needs and ability to offer sellers a continuing role in management. In seeking to acquire distributors, the Company competes with industrial gas producers and other large independent distributors.

     Management identifies acquisition candidates with the assistance of the Company's Advisory Board which consists of individuals with extensive experience in the industrial gas industry and through contacts made by the Company's nationwide network of subsidiary managers.

     Management believes the Company's return on capital can be maximized by financing distributor acquisitions primarily with internally generated funds and debt. The Company has been able to obtain debt financing due, in part, to its ability to generate cash flow from operating activities and the long useful lives and relatively stable market values of the acquired assets, principally cylinders.

Foreign Investments

     During fiscal 1995, the Company entered into agreements to acquire interests in certain foreign distribution operations in Poland, India and Indonesia. At March 31, 1995, the total investment in foreign operations was less than 1% of total assets. The Company will continue to evaluate foreign distribution opportunities, however, its principal focus remains on North American expansion.

Operating Policies

     The Company believes that industrial gas distributors are best managed at the local level by entrepreneurial, incentive-driven executives with backgrounds in the industrial gas industry. The president of each distribution subsidiary is typically a former owner or key employee of the acquired business or an experienced industrial gas executive recruited by management. The continuity afforded by retaining the key employees of an acquired business combined with local management is essential because the industrial gas distribution business is local in nature and is dependent upon satisfied repeat customers.

     While managers are given a high degree of autonomy and operating control, the Company has developed standardized management reporting and operations review systems to monitor profitability and internal growth. Operations personnel and the Company's internal audit department perform in-depth reviews of subsidiary operations and prepare reports containing, among other things, recommendations regarding operating efficiencies, financial controls, personnel and safety. These personnel monitor the implementation of their recommendations through follow-up systems and visits.

Customer Base

     The majority of the Company's gases are stored in bulk tanks at the Company's "cylinder fill" facilities and are compressed into cylinders for distribution to customers or, in the case of bulk customers, in tank trucks for storage in bulk tanks at the customer's business location. The Company emphasizes sales to cylinder and small bulk gas customers.

     The distribution of industrial gases historically has been to customers engaged in the business of welding and metal fabrication. In order to better serve these customers, industrial gas distributors have traditionally sold hardgood items through their distribution branch locations. As certain sectors of the economy have grown, such as the electronics and chemicals industries, and as new applications for gases have developed, the customer base of the gas distribution business has broadened significantly to include businesses in almost every major industry, from medical and high technology to consumer and basic industries. For example, the food and beverage industry uses carbon dioxide and nitrogen; the electronics industry uses oxygen, nitrogen, argon and hydrogen; the healthcare industry uses oxygen, nitrogen and nitrous oxide; and the chemical and fiber industries use nitrogen.

     Specialty gases, including ultra high purity gases, are used in many industries. The Company currently operates 22 specialty gas mini-labs in 18 states, capable of filling high purity gases, blending multi-component gas mixtures and providing quality control services. The Company anticipates continuing growth in this product area. The principal drivers for market growth include: (1) environmental regulations, such as the Clean Air Act, water testing and pollution remediation and testing and monitoring (2) quality control services where in-line chromatography and spectrography are used to analyze samples and (3) growth of environmental, research and clinical laboratories.

     The Company also concentrates its efforts in the small bulk gas market. The primary gases that the Company sells in bulk are liquid oxygen, nitrogen, argon, carbon dioxide, and sales of hydrogen, helium and nitrogen in high-pressure tube trailers. The Company charges customers rent for the use of bulk tanks and tube trailers which are placed on the customer's property. As large industrial gas producers continue to shift their focus from small bulk customers to large bulk shipments, the Company believes there are growth opportunities in marketing to these small bulk customers, which it can serve more effectively than industrial gas producers.

     Management believes that the gas portion of the distribution business is partially resistant to downturns in the business cycle due to the following factors: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for maintenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn are major purchasers of gases; and 4) gas purchases represent a small portion of a typical user's overall cost of operation and, therefore, do not represent a large cost-cutting item. Management believes the Company's broad customer base and the geographic diversity of its gas distribution business also help to reduce the adverse effects of an economic downturn on the Company.

Products

     Gases distributed by the Company include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide and specialty gases. In addition to gases, the Company distributes a wide selection of name-brand hardgoods, including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. Of the Company's fiscal 1995 sales from distribution, approximately 52 percent represent sales of gases and rentals of cylinders and bulk tanks, and 48 percent represent hardgood sales. Airgas has concentrated on growing its gas and cylinder rental revenues through the implementation of gas oriented marketing programs and by focusing on small bulk customers.

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from all four of the major producers of industrial gases in the United States and three regional producers. The Company believes that if a contractual arrangement with any supplier of gases were terminated, it would be able to locate alternative sources of supply without significant cost increases and with no disruption of service.

     The Company purchases hardgoods from name-brand manufacturers and suppliers. For certain products, the Company has negotiated favorable pricing based on national purchasing arrangements and is reducing its investment in hardgood inventories by consolidating vendors.

MANUFACTURING AND RELATED BUSINESSES

Nitrous Oxide

     The Company's subsidiary, Nitrous Oxide Corp. ("Nitrous Oxide"), produces nitrous oxide which is used in various medical and commercial applications. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronic industries. Nitrous Oxide operates manufacturing facilities located in Yazoo City, Mississippi and Donora, Pennsylvania.

Carbon Products

     Through its Midwest Carbide subsidiary located in Keokuk, Iowa, the Company manufacturers carbon electrode paste, carbon ramming mix ("Ramblox") and electrically calcined anthracite ("ECA"). Midwest Carbide is the nation's primary manufacturer of carbon electrode paste which is used as a consumable electrode in the production of special alloy steel, nickel and other metals. Ramblox is a carbon mixture used in the lining of non-ferrous metals furnaces. ECA is used as an ingredient in carbon mixes used in the aluminum industry as an additive in the production of certain metals. Sales of electrode paste, Ramblox and ECA are conducted through a marketing organization which owns more than five percent of the Company's outstanding common stock (see Item 13. Certain Relationships and Related Transactions).

Calcium Carbide

     The Company is a partner with Elkem Metals Company ("Elkem") in a joint venture (Elkem-American Carbide Company) which primarily sells calcium carbide which is used in the production of acetylene gas. The Company and Elkem have equal control over activities of the joint venture. The Company accounts for its investment in the joint venture using the equity method of accounting. Earnings and losses are allocated 55% to the Company and 45% to Elkem.

     The Company and Elkem receive certain fees, based on net sales, for acting as agents for the joint venture. Additionally, as general manager of the joint venture, Elkem receives a management fee based on net sales. The Company also operates a manufacturing facility in Pryor, Oklahoma.

COMPETITION

     Each of the major business areas in which the Company participates is highly competitive. Some competitors are larger than the Company and have greater resources.

     The Company's industrial gas distribution operations compete with independent distributors and vertically integrated gas producers such as Air Products and Chemicals, Praxair, Liquid Air Corporation of America, BOC Gases Group and others; all of which have distribution operations. Competition in the industrial gas distribution market is based primarily on customer service and price. The Company also purchases industrial gases pursuant to requirement contracts from all four of the above major producers of industrial gases.

     Management believes that competition for the Company's manufactured products is based primarily on product quality, price and quality of customer service.

REGULATORY AND ENVIRONMENTAL MATTERS

     The businesses of the Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations. The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination of current or former facilities. Expenditures for environmental purposes during 1995 were not material.

INSURANCE

     The Company maintains liability and property insurance which is usual and customary for companies operating in its business segments. As of March 31, 1995, the Company had a liability insurance limit of $51 million. The liability insurance is subject to per occurrence deductible amounts of $1 million for product liability, general liability and workers' compensation claims, and $500 thousand for motor vehicle liability.

     The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims which exceed its liability insurance coverages, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity. No such material lawsuits are pending against the Company or any of its subsidiaries (see Item 3. Legal Proceedings).

EMPLOYEES

     On March 31, 1995, the Company employed approximately 4,100 persons of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a strike or work stoppage in the past eight years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas," "ECA", "Ramblox", "Dyna-Switch", "Va-Weld", and a method for purification of acetonitrile. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE COMPANY

     The executive officers of the Company are listed below:

      Name               Age      Position
      ____               ___      ________

Peter McCausland (1)(2)  45      Chairman of the Board, President and Chief

                                 Executive Officer
E. Pat Baker (2)         55      Division President - Eastern Division
Alfred B. Crichton (2)   47      Division President - Western Division
Kenneth A. Keeley (2)    54      Division President - Central Division
Hermann Knieling (2)     57      Division President - Southern Division
William A. Rice, Jr. (2) 48      Division President -Industrial Distribution
                                 and Purchasing
Britton H. Murdoch (2)   37      Vice President - Finance and Chief

                                 Financial Officer
Gordon L. Keen, Jr. (2)  50      Vice President - Corporate Development
William E. Sanford (2)   35      Vice President - Sales and Marketing
Scott M. Melman (2)      38      Vice President - Chief Administrative Officer
Ronald W. Beebe (2)      46      Vice President - Chief Information Officer
Rudi G. Endres (2)       51      Vice President - International

_____________
(1) Member of the Board of Directors
(2) Executive Officer

     Mr. McCausland has been a Director of the Company since June 1986, the Chairman of the Board and Chief Executive Officer of the Company since May 1987, President since April 1, 1993 and from June 1986 to August 1988 and Chairman and Chief Executive Officer of US Airgas since its organization in February 1982. From January 1982 until June 1990, Mr. McCausland was a partner in the law firm of McCausland, Keen & Buckman, Radnor, Pennsylvania, which provides legal services to the Company.

     Mr. Baker has been the Company's Division President - Eastern Division since April 1, 1995. Mr. Baker served as a Regional Vice President from May 1991 to February 1993 and President of Lone Star Airgas since the acquisition of Lone Star Airgas (formerly West Texas Welders Supply) in October 1988 to March 1995. Prior to joining Airgas, Mr. Baker was President and owner of West Texas Welders Supply from August 1981 to October 1988.

     Mr. Crichton has been the Company's Division President - Western Division since February 3, 1993. Mr. Crichton served as a Regional Vice President from May 1991 to February 1993 and as President of Sierra Airgas since the acquisition of Sierra Airgas (formerly Moore Bros.) in January 1987. Mr. Crichton was employed by Union Carbide Industrial Gases (UCIG) from 1969 through 1986, and prior to joining Moore Bros., was President of a subsidiary of UCIG.

     Mr. Keeley has been the Company's Division President - Central Division since February 3, 1993. Mr. Keeley served as a Regional Vice President from April 1989 to February 1993 and as President of Michigan Airgas from March 1984 to March 1989. Prior to 1984, Mr. Keeley owned and operated an industrial gas distributor which was sold to the Company.

     Mr. Knieling has been the Company's Division President - Southern Division since April 1, 1995. Mr. Knieling served as Division President - Eastern Division from February 3, 1993 to March 1995. Mr. Knieling served as a Regional Vice President from June 1990 to February 1993 and as President of Gulf States Airgas from June 1989 to February 1993. Mr. Knieling owned and operated an industrial gas distributor which was sold to the Company in 1989. Also, Mr. Knieling served in various capacities for Hoechst AG during a period of 18 years, and, prior to his leaving Hoechst in 1982 was President and Chief Executive Officer of its subsidiary, MG Burdett Gas Products Company.

     Mr. Rice has been the Company's Division President - Industrial Distribution and Purchasing since April 1, 1995 and served as Vice President - Purchasing from August 1, 1993 to March 1995. Until August 1993, he was President of Virginia Welding Supply, an industrial gas distributor which was acquired by the Company in July 1992. Prior to joining Airgas, Mr. Rice was President and a majority owner of Virginia Welding Supply. Mr. Rice has over 20 years of industry experience and serves on the boards of various companies.

     Mr. Murdoch has been the Vice President - Finance and Chief Financial Officer of the Company since June 1, 1990 and served as Vice President - Corporate Development from September 1987 until May 1990. Mr. Murdoch served as a Vice President of Philadelphia National Bank from 1983 to September 1987.

     Mr. Keen has been the Vice President - Corporate Development since January 1, 1992. From January 1982 until December 1991, Mr. Keen was a partner in the law firm of McCausland, Keen & Buckman, Radnor, Pennsylvania, which provides legal services to the Company.

     Mr. Sanford has been Vice President - Sales and Marketing since February 3, 1993 and served as President of Cascade Airgas from March 1989 to February 1993. From May 1984 to February 1989 Mr. Sanford served as Vice President -- Sales and Marketing for American Carbide and Carbon Corp., another subsidiary of the Company.

     Mr. Melman has been Vice President - Chief Administrative Officer since April 1, 1995. Mr. Melman served as Vice President - Corporate Controller from August 1994 to March 1995 and Corporate Controller from August 1986 to July 1994. Prior to joining Airgas, Mr. Melman was the Controller for Integrated Circuit Systems, Inc. from November 1983 to July 1986, and prior to joining Integrated Circuit Systems, Inc., was a Tax Manager for KPMG Peat Marwick LLP.

     Mr. Beebe has been Vice President - Chief Information Officer since April 1, 1995 and Vice President - Administration from May 1991 to March 1995 and served as Group Controller from August 1988 to April 1991. Mr. Beebe was controller of Michigan Airgas from April 1985 to July 1988. Prior to that, Mr. Beebe served in key management positions for several emerging businesses.

     Mr. Endres has been the Vice President - International since January 1993. Mr. Endres served as Vice President - Marketing from July 1991 until December 1992. From February 1987, Mr. Endres served as General Manager and Vice President for the western region of Airgas. Prior to joining Airgas, Mr. Endres served for 18 years in various positions nationally and internationally for Messer Griesheim, a major producer of industrial gases headquartered in Germany. His last position was Vice President for Specialty Gases and Chemicals at MG Industries in Valley Forge, PA.

ITEM 2. PROPERTIES.

     The Company has offices, manufacturing and distribution facilities in 37 states and Canada. The principal executive offices of Airgas are located in leased space in Radnor, Pennsylvania.

     The Company's manufacturing segment produces carbon products at its Keokuk, Iowa, facility; calcium carbide at its Pryor, Oklahoma, facility; and nitrous oxide at its Donora, Pennsylvania and Yazoo City, Mississippi facilities. Manufacturing facility utilization during 1995, based on market demand, has ranged from 65 to 100 percent.

     The Keokuk and Pryor facilities are owned by the Company. The Donora plant is located on property leased through the year 1996. The Yazoo City property is owned by the Company, however, it will revert to the local municipality if the plant terminates operations. The Keokuk, Pryor and Donora facilities are pledged as collateral under Industrial Development Board revenue bonds (see note 8 to the Company's consolidated financial statements).

     The Company's distribution segment conducts business from its 400 industrial gas and welding supply locations in 37 states and Canada. These locations are either owned or are leased from third parties or from employees of the Company who were previous owners of businesses acquired on terms consistent with commercial rental rates prevailing in the surrounding rental market. Nineteen distribution locations in 12 states include acetylene manufacturing plants. The Company's acetylene plants operated at approximately 60 percent of capacity during 1995.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are parties to pending legal proceedings arising out of their business operations. The proceedings involve claims for personal injuries, breach of contract, product warranty and product design, and claims involving employee relations and certain administrative proceedings. Management does not believe that the eventual outcome of any litigation to which the Company or its subsidiaries are parties would have a material adverse effect on the consolidated financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.


     The Company's Common Stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low sales prices as reported by the New York Stock Exchange.
                                                    High                Low
                                                    ----                ---
1995 Fiscal

First Quarter                                      $27.63              $20.63
Second Quarter                                      28.50               23.50
Third Quarter                                       29.88               20.50
Fourth Quarter                                      26.50               19.63


1994 Fiscal

First Quarter (1)                                  $16.31              $11.19
Second Quarter (1)                                  19.75               15.63
Third Quarter (1)                                   23.00               17.75
Fourth Quarter                                      26.00               19.75


________________
(1) Adjusted to reflect a two-for-one stock split effective on November 9,

    1993 (See note 9 to the Company's consolidated financial statements).


     On April 30, 1995, there were approximately 11,000 holders of record of the Company's Common Stock.

     The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company has not paid cash dividends on its Common Stock. Any payment of future dividends and the amounts thereof will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by the Board of Directors (see note 8 to the Company's consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

(amounts in thousands except per share data):
                                               Years Ended March 31, (6)
                                 ___________________________________________
                                                                          (3)
                                1995      1994      1993       1992      1991
                                ____      ____       ____      ____      ____
Operating Results:
Net sales                      $687,983 $519,349  $410,771  $351,491  $322,478
Depreciation & amortization(2)   36,868   30,571    28,045    23,670    21,410
Operating income                 72,600   48,667    34,367    26,316    17,286
Interest expense, net            17,625   12,486    11,403    12,838    15,179
Income taxes(1)                  23,894   16,027    10,811     7,718     3,400
Net earnings                     31,479   20,290    12,469     7,292     1,166

Earnings Per Share(4):
Primary:
Net earnings                   $    .96 $    .63  $    .40  $    .27  $    .05

Fully Diluted:
Net earnings                   $    .96 $    .63  $    .39  $    .26  $    .05

Balance Sheet Data:
Working capital                $ 54,084 $ 47,071  $ 40,253  $ 39,425  $ 48,774
Total assets                    645,637  514,897   399,477   338,218   307,576
Current portion of long-term
 debt                            11,780   10,304     9,923    10,026     7,383
Long-term debt                  259,970  205,311   158,629   151,098   149,826
Stockholders' equity(5)         189,652  156,867   127,571   104,931    91,779

_______________
(1) The Company has retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of April 1, 1992. See additional information in note 13 to the consolidated financial statements.
(2) Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.06 per share.
(3) During 1991, the Company recorded a $4.2 million pre-tax restructuring charge related to the disposal of certain businesses and severance costs associated with downsizing of the Company. Including the restructuring charge, operating losses of these businesses totalled $5.3 million during 1991. During 1992 and 1993, the restructured businesses were sold.
(4) See notes 3 and 9 to the Company's consolidated financial statements for information regarding earnings per share calculations and stock split information.
(5) The Company has not paid any dividends.
(6) During the fiscal years 1991 through 1995, the Company acquired 99 industrial gas distributors.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Item 7.

FINANCIAL REVIEW

OVERVIEW

     The Company's financial results for the year ended March 31, 1995 reflect substantial growth compared with 1994. Net sales of $688 million, net earnings of $31.5 million and earnings per share of $.96 represent increases over 1994 of 32%, 55% and 52%, respectively.

     During 1995, the Company benefited from an improved economy, the acquisition and consolidation of industrial gas distributors and from continuing improvement efforts. Same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, increased 5% over 1994. The Company's industrial gas distribution acquisition program continued during 1995 with the acquisition of 25 distributors with annual sales of approximately $108 million. This follows 18 acquisitions in 1994 with annual sales of approximately $137 million. Consolidation of acquisitions is enabling economies of scale both nationally and at the local level, which is resulting in better purchasing power and more cost effective programs for safety, compliance, training and quality.

     The Company expects to achieve improvements in operating results through the future acquisition of industrial gas distributors, improvement in operating margins by operating more efficiently and from expanding markets for its existing products.

     The industrial gas distribution industry continues to undergo a consolidation process which the Company believes will present it with opportunities to acquire distributors. In seeking to acquire distributors, the Company anticipates increased competition with industrial gas producers and with certain other large independent distributors. The Company believes it will continue to be successful in acquiring distributors since it is the largest distributor and has the greatest geographic scope combined with the ability to offer sellers and their employees a continuing management role in a decentralized entrepreneurial environment.

     The Company continues to concentrate on growing its gas and cylinder rental revenues through the implementation of gas oriented marketing programs, such as specialty gases, and by focusing on the small bulk business. Sales related to gas and rent represent 52% or $340.3 million of total distribution net sales in 1995. The Company has established 22 specialty gas mini-labs which benefit customers by providing them with approximately 80% of specialty gas products in their local market. In connection with hardgoods, the Company is focused on strategically reducing its investment in inventories by consolidating vendors and negotiating favorable pricing based on national purchasing arrangements. Hardgoods sales in 1995 account for 48% or $314.1 million of total distribution net sales.

     Airgas remains focused on cash flow growth. Historically, operations have generated sufficient cash flow to finance the Company's operating requirements while borrowings have been incurred largely to finance acquisitions. Over the past three years, cash flow from operations has totalled $201.3


       15                        AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

million. This strong cash flow has substantially funded the Company's investment, excluding debt assumed, in acquisitions and capital expenditures which, for the past three years totalled $222.8 million and $72.7 million, respectively.

     At March 31, 1995, The Company had $148.0 million in unsecured lines of credit available at favorable rates. The Company's debt-to-equity ratio of
1.43 at March 31, 1995 was up slightly from the prior year of 1.37 primarily as a result of the repurchases of Company stock.

RESULTS OF OPERATIONS: 1995 COMPARED TO 1994

      Net sales increased 32% in 1995 compared to 1994:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $654,381          $486,836          $167,545
      Manufacturing             33,602            32,513             1,089
                               _______           _______           _______
                              $687,983          $519,349          $168,634
                               =======           =======           =======

      In 1995, distribution sales increased approximately $136 million resulting from the acquisition of 40 industrial gas distributors since April 1, 1993 and approximately $32 million from same-store sales. Based on unaudited historical pro forma data, the Company estimates that had all 1995 acquisitions been consummated on April 1, 1994, distribution sales for 1995 would have been approximately $49 million higher. The increase in same-store sales of approximately 5% is primarily the result of increased volume of hardgoods sales and increases in gas and rental businesses. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Hardgoods and gas volumes have primarily increased as a result of the general improvement in the economy and certain gas marketing programs. Same-store sales have also increased slightly as a result of price increases initiated during the current and prior year. Future same-store sales growth is dependent on continued growth in the economy and the Company's ability to expand markets for existing products and to increase prices. The Company believes that sales of hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased slightly compared to 1994 primarily as a result of an increase in the volume of lower margin products.

      Compared to 1994, distribution gross profit increases associated with acquisitions totalled an estimated $69 million. Gross profits associated with distribution same-store sales growth are estimated to total $16 million. The same-store gross profit growth is attributable to increased hardgoods volumes combined with improved gross margins resulting from the Company's national

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

purchasing arrangements, success of gas marketing programs and improved gas and rental gross margins due to price increases to customers. On a same-store basis, considering the impact of the change in the Company's sales mix slightly towards lower margin hardgoods sales, distribution gross margins increased an estimated .6% compared to 1994.

     Selling, distribution and administrative expenses as a percentage of sales decreased to 34.3% compared to 34.8% in 1994. The decrease is a result of acquisition consolidation efforts during the past year and from controlling certain operating costs, such as business insurance through improved claims management and reduced incident rates. Through improved billing and collection efforts, the Company has also reduced its bad debt expense and lowered its accounts receivable days sales outstanding to 44 days compared to 49 days at March 31, 1994. Also, certain operating costs, such as occupancy costs, are relatively fixed even though the Company's same-store sales have increased over 1994. Partially offsetting these improvements were normal salary increases.

      Operating income increased 49% in 1995 compared to 1994:


(in thousands)
                                1995              1994            Increase
                                                                  (Decrease)
                                ____              ____            __________

      Distribution            $66,521           $42,399           $24,122
      Manufacturing             6,079             6,268              (189)
                               ______            ______            ______
                              $72,600           $48,667           $23,933
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.2% compared to 8.7% in 1994. The improvement in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, operating income provided by acquisitions and improved gross profit margins.

      Manufacturing operating income decreased $189,000 compared to the prior year due to a product shift towards lower margin export sales of carbon products, slightly lower profits from the sale of calcium carbide combined with higher raw material costs, principally ammonium nitrate, for the Company's nitrous oxide plants.

      Interest expense, net, increased $5.1 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1993 combined with slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Income tax expense represented 43.2% of pre-tax earnings in 1995 compared to 44.1% in 1994. The decrease in the effective income tax rate is primarily due to an increase in pre-tax earnings relative to permanent differences.

     Net earnings increased 55% to $31.5 million or $.96 per share in 1995 from $20.3 million or $.63 per share in 1994. After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 35% to $79.9 million from $59.1 million in 1994. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

RESULTS OF OPERATIONS: 1994 COMPARED WITH 1993

     Net Sales increased 26% in 1994 compared to 1993:
(in thousands)
                                         1994        1993         Increase
                                         ____        ____         ________

Distribution                           $486,836     $379,899      $106,937
Manufacturing                            32,513       30,872         1,641
                                        _______      _______        ______
                                       $519,349     $410,771      $108,578
                                        =======      =======       =======

     In 1994, distribution sales increased approximately $93 million resulting from the acquisition of 35 industrial gas distributors since April 1, 1992 and approximately $14 million from same-store sales. Based on unaudited historical pro forma data, the Company estimates that had all 1994 acquisitions been consummated on April 1, 1993, distribution sales for 1994 would have been approximately $75 million higher. The increase in same-store sales of approximately 3% is primarily a result of increased volume in hardgoods sales combined with a slight increase in gas sales. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Hardgoods and gas volumes have primarily increased as a result of the general improvement in the economy. The growth in 1994 reverses the negative same-store sales trend exhibited during the previous three years.

     Compared to 1993, distribution gross profit increases associated with acquisitions total an estimated $49 million. Gross profits associated with distribution same-store sales growth are estimated to total $8 million. The same-store gross profit growth is attributable to increased hardgoods volumes, the success in gas marketing programs and improved gas and rental gross margins due to price increases to customers.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales for the Company's manufacturing operations increased approximately 5% as a result of an increase in the volume of nitrous oxide gases and export sales of carbide and carbon products.


Operating income increased 42% in 1994 compared to 1993:

(in thousands)
                                         1994         1993       Increase
                                         ____         ____       ________

Distribution                           $42,399       $28,443     $13,956
Manufacturing                            6,268         5,924         344
                                        ______        ______       _____
                                       $48,667       $34,367     $14,300
                                        ======        ======      ======

     Distribution operating income as a percentage of net distribution sales increased to 8.7% compared to 7.5% in 1993 as a result of the increase in gross profits from higher same-store sales, a decrease in depreciation expense related to a change in the depreciable life of cylinders and operating income provided by acquisitions. Distribution operating income increased as a result of the operating income from business acquisitions, an increase in same-store sales, increased gross profit margins, a decrease in depreciation expense and cost containment efforts with respect to operating costs. Depreciation expense decreased as a result of a lengthening of the estimated service lives of industrial gas cylinders from 20 to 30 years. The effect of the change in cylinder lives was to decrease depreciation expense in 1994 by approximately $3.1 million. The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufactures and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately two million cylinders.

     Interest expense, net, increased $1.1 million compared to 1993 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1992.

     Income tax expense represented 44.1% of pre-tax earnings in 1994 compared to 46.4% in 1993. The decrease in the effective income tax rate is primarily due to an increase in pre-tax earnings relative to permanent differences partially offset by the enactment of higher federal corporate income tax rates.

     Net earnings increased 63% to $20.3 million or $.63 per share in 1994 from $12.5 million or $.39 per share in 1993. As discussed above, the change in the estimated service lives of industrial gas cylinders increased 1994 earnings by $1.9 million or $.06 per share. After tax cash flow (earnings from continuing operations plus depreciation, amortization and deferred income taxes) increased 29% to $59.1 million from $45.7 million in 1993. After-tax cash flow, is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investing alternatives such as acquisitions and the repurchase of Company stock.

       19                        AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has financed its operations, capital expenditures and acquisitions with borrowings, funds provided by operating activities and through the issuance of common stock.

      Cash flows from operating activities totaled $84.7 million in 1995. Depreciation and amortization represent $36.9 million of cash flow from operating activities. Deferred income taxes of $11.5 million principally resulted from temporary differences and utilization of alternative minimum tax credit carryforwards. Working capital components of cash flow decreased $2.4 million as a result of an increase in accounts receivable based on higher sales, building inventory levels to meet increased hardgoods sales volumes offset by an increase in trade accounts payable and accrued expenses and other liabilities. Although accounts receivable and inventory levels have increased, days-sales outstanding and days-supply of inventory levels have improved since March 31, 1994.

     Cash used by investing activities totaled $119.5 million in 1995 which was primarily comprised of $36.7 million for capital expenditures and $86.3 million related to acquisitions.

     The Company's use of cash for capital expenditures was partially attributable to the continued assimilation of certain 1995 and 1994 acquisitions which required the Company to make capital expenditures in areas such as combining cylinder fill plants, improving truck fleets, purchasing cylinders in order to return cylinders rented from third parties and completing computer conversions. Additionally, capital expenditure costs have increased during 1995 as a result of the purchase of cylinders and bulk tanks, necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures. In 1996, subject to the effects of future acquisitions, the Company expects the level of capital expenditures to approximate 1995 amounts.

      During the third quarter of fiscal 1995, in contemplation of a transaction with CBI Industries, Inc. ("CBI") the Company purchased 740,000 shares of CBI common stock. During the fourth quarter, the Company sold its shares of CBI common stock for a gain of $560,000.

      Financing activities provided cash of $34.8 million in 1995 with total debt outstanding increasing by $56.1 million from March 31, 1994. Debt incurred in connection with the acquisition of industrial gas distribution businesses, including seller notes and assumed notes, totalled $107.5 million.

     In January 1995, the Company's Board of Directors approved the repurchase of up to one million shares of Airgas Common stock. Through May 22, 1995, the Company has purchased 749,000 shares at an aggregate cost of $18.1 million. The purchase of additional shares is dependent on prevailing market conditions.





       20                        AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      One of the Company's primary sources of borrowings is an unsecured revolving credit facility with various commercial banks. At March 31, 1995, the facility provided for borrowings up to $250 million, with sub-limits for money market loans, bankers acceptances and the issuance of letters of credit. On March 31, 1995, the Company had approximately $105 million in borrowings under the facility and approximately $32 million committed under letters of credit, resulting in availability under the facility of approximately $113 million. The facility provides for quarterly interest payments payable currently with equal quarterly principal payments beginning in September 1996 and continuing through June 2001.

      In November 1994, the Company entered into a new $100 million unsecured revolving credit facility with various commercial banks to provide additional availability for the Company's ongoing acquisition and investment programs. The facility currently bears interest at the Libor rate plus an applicable margin and matures on July 1, 1996. On March 31, 1995, the Company had approximately $75 million in borrowings under the facility resulting in availability under the facility of approximately $25 million. The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $250 million revolving credit facility in August 1995, which will have terms and conditions similar to its existing $250 million facility.

      The Company also has unsecured line of credit agreements which provide for borrowings aggregating $25 million. At March 31, 1995, $15 million was outstanding under these agreements.

      At March 31, 1995, the effective interest rate related to the $195 million of outstanding borrowings under the above credit lines was approximately 6.6%.

      The Company had $27.9 million outstanding at March 31, 1995 related to senior subordinated notes which bear interest at a fixed rate of 11.375% and require principal payments through August 1998.

      The Company's loan agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and the level of dividend payments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into thirteen interest rate swap agreements during the period from June 1992 through March 31, 1995. The swap agreements are with major financial institutions and have a total notional principal amount of $138 million at March 31, 1995. Approximately $119 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 7.3% for remaining periods ranging between 3 and 8 years. Two swap agreements require floating rates ($19.5 million notional amount at 6.5% at March 31, 1995). The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.





       21                        AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments through cash flow from operations and with debt and other available sources. Subsequent to March 31, 1995, the Company has acquired, entered into agreements, or signed letters of intent to acquire industrial gas distribution businesses with an aggregate purchase price of approximately $42 million.

      The Company does not currently pay dividends.

OTHER

Environmental

      The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination of current or former facilities. In conducting due diligence for prospective acquisitions, the Company completes Phase I environmental studies. Expenditures for environmental purposes during 1995 were not material.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries. Credit terms granted to customers are generally net 30 days.

Effects of Inflation

     In the past, the Company has been able to adjust its sales price of products in response to market demand, cost of products, competitive factors and other industry trends. Consequently, the impacts of inflation have not had a materially adverse impact on the Company's financial position, results of operations, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and financial statement schedule of the Company are set forth at pages F-1 to F-31 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1995 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

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

       None.

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

3.2  By-Laws of the Company, as amended. (Incorporated by reference to Exhibit
     3.2 to the Company's June 30, 1987 Quarterly Report on Form 10-Q).

3.3 Amendments to the Certificate of Incorporation of the Company dated August 13, 1987, November 20, 1989 and August 3, 1994.

4.1 Sixth Amended and Restated Loan Agreement dated August 30, 1994 between Airgas, Inc. and certain banks and NationsBank of North Carolina, N.A. ($250,000,000 credit facility).

4.2 Amendment No. 1 to the Sixth Amended and Restated Loan Agreement dated as of November 8, 1994 between Airgas, Inc. and certain banks and NationsBank of North Carolina, N.A.

4.3 Loan Agreement dated November 8, 1994 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($100,000,000 credit facility).

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

* 10.2 Common Stock Purchase Warrant held by Britton H. Murdoch and certain other employees and other persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are substantially identical in all material respects except as to the parties thereto, held by certain employees, including the following Executive Officers and a Director, and other persons are not being filed: Hermann Knieling, Kenneth A. Keeley, Alfred B. Crichton, Gordon
        L. Keen, Jr., William Sanford, Scott Melman and Ronald Beebe and a Director, Merril Stott). (Incorporated by reference to Exhibit 10.17 to the Company's March 31, 1993 report on Form 10-K).

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

* 10.10 Amended and Restated Exchange Rights Agreement between the Company and Ronald E. Arnold (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Amended and Restated Exchange Rights Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: John T. Winn, Dennis B. Lee, Howard E. Wolfe, Charles Graves, I.C. Fortenberry, Henry B. Coker, Ronald B. Rush, William V. Accuosti, Dan L. Tatro, Theodore D. Erkenbrack, Geoffrey C. Pulford, Dale E. Hess, Jeff Allen and Barry W. Himes). (Incorporated by reference to Exhibit 10.15 to the Company's March 31, 1993 report on Form 10-K).

* 10.11 First Amendment to Amended and Restated Exchange Rights Agreement between the Company and John T. Winn (Pursuant to Instruction 2 to
        Item 601 of Regulation S-K, the First Amendment to the Amended and Restated Exchange Rights Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: I.C. Fortenberry, Hermann Knieling, William E. Sanford, Rudi Endres and Kenneth D. Morrison). (Incorporated by reference to Exhibit 10.11 to the Company's March 31, 1994 report on Form 10-K).

* 10.12 Second Amendment to Amended and Restated Exchange Rights Agreement between the Company and Mark Straka (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Second Amendment to the Amended and Restated Exchange Rights Agreement, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Rudi Endres, Alfred B. Crichton and E. Pat Baker). (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1994 report on Form 10-K).

* 10.13 Amendment dated as of April 13, 1994 to the Amended and Restated 1984 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Company's March 31, 1994 report on Form 10-K).

(11) Statement re: computation of earnings per share.
(21) Subsidiaries of the Company.
(23.1) Consent of KPMG Peat Marwick LLP.
(23.2) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(99.1) Form 11-K for the Registrant's 401(K) Plan (to be filed by amendment) (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan (to be
       filed by amendment)
_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 1995
                                                        Airgas, Inc.


                                             By: /s/ Peter McCausland
                                                 _________________________
                                                 Peter McCausland
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                      Date
        _________                        _____                      ____

/s/ Peter McCausland           Director, Chairman of the         June 9, 1995
____________________________   Board, President and
 (Peter McCausland)            Chief Executive Officer


/s/ Britton H. Murdoch         Vice President/Finance and        June 9, 1995
____________________________   Chief Financial Officer
 (Britton H. Murdoch)


/s/ Jeffrey P. Cornwell        Corporate Controller
____________________________                                     June 9, 1995
 (Jeffrey P. Cornwell)


/s/ W. Thacher Brown           Director                          June 9, 1995
____________________________
 (W. Thacher Brown)


                               Director
____________________________
  (Frank B. Foster, III)


                               Director
____________________________
  (Dr. Robert E. Naylor)


                               Director
____________________________
  (James M. Hoak, Jr.)

/s/ Robert L. Yohe             Director                          June 9, 1995
____________________________
  (Robert L. Yohe)


/s/ John A.H. Shober           Director                          June 9, 1995
____________________________
  (John A.H. Shober)


/s/ Merril L. Stott            Director                          June 9, 1995
____________________________
  (Merril L. Stott)


/s/ Erroll C. Sult             Director                          June 9, 1995
____________________________
  (Erroll Sult)

                        AIRGAS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                  Reference In
                                                                   Report on
                                                                   Form 10-K
                                                                  _________

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Statement of Management's Financial Responsibility . . . . . . .      F-3

Consolidated Balance Sheets at March 31, 1995 and 1994 . . . . .      F-4

Consolidated Statements of Earnings for the Years Ended
  March 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1995, 1994 and 1993. . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1995, 1994 and 1993. . . . . . . . . .. . . . . . . .     F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . .     F-8

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts . . . . . .      F-31


All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth thereon.

     As discussed in notes 1 and 13 to the consolidated financial statements, the Company retroactively adopted in 1994 the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard
No. 109, "Accounting for Income Taxes."


Philadelphia, Pennsylvania                               KPMG PEAT MARWICK LLP
May 10, 1995

              STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY

     Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related financial information in this Annual Report. The statements are prepared in conformity with generally accepted accounting principles. The financial statements reflect management's informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

     Management maintains a system of internal control at each business unit. This system, which undergoes periodic evaluation, is designed to provide reasonable assurance that assets are safeguarded and records are adequate for the preparation of reliable financial data. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

     The Company's financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Their Independent Auditors' Report, which is based on an audit made in accordance with generally accepted auditing standards is presented on the previous page. In performing their audit, KPMG Peat Marwick LLP considers the Company's internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

     The Audit Committee of the Board of Directors meets with the independent auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

Airgas, Inc.

/s/ Britton H. Murdoch                        /s/ Peter McCausland
________________________                      _______________________
Britton H. Murdoch                            Peter McCausland
Vice President and                            Chairman, President and
Chief Financial Officer                       Chief Executive Officer

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                     March 31,
                                                             ________________
(In thousands, except per share amounts)                     1995       1994
________________________________________                     ____       ____
ASSETS (NOTE 8)
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $4,161 in 1995 and $4,207 in 1994 . . . . . .$ 93,423   $ 79,034
Inventories (Note 4) . . . . . . . . . . . . . . . . . . .  65,947     51,721
Prepaid expenses and other current assets. . . . . . . . .  10,467      8,367
                                                           _______    _______
     Total current assets. . . . . . . . . . . . . . . . . 169,837    139,122
                                                           _______    _______
Plant and Equipment, at cost (Note 5). . . . . . . . . . . 464,983    390,832
 Less accumulated depreciation. . . . . . . . . . . . . . (118,715)   (96,201)
                                                           _______    _______
  Plant and equipment, net . . . . . . . . . . . . . . . . 346,268    294,631
                                                           _______    _______
Other Non-current Assets (Note 6) . . . . . . . . . . . . . 41,388     30,421
Goodwill, net of accumulated amortization
 of $15,094 in 1995 and $11,875 in 1994. . . . . . . . . .  88,144     50,723
                                                           _______    _______
                                                          $645,637   $514,897
                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt (Note 8) . . . . . . . .$ 11,780   $ 10,304
Accounts payable, trade. . . . . . . . . . . . . . . . . .  43,782     34,644
Accrued expenses and other current liabilities (Note 7). .  60,191     47,103
                                                           _______     ______
     Total current liabilities . . . . . . . . . . . . . . 115,753     92,051
                                                           _______    _______
Long-Term Debt (Note 8). . . . . . . . . . . . . . . . . . 259,970    205,311
Deferred Income Taxes (Note 13). . . . . . . . . . . . . .  67,540     53,096
Other Non-current Liabilities. . . . . . . . . . . . . . .  11,116      6,635
Minority Interest in Subsidiaries (Note 19). . . . . . . .   1,606        937
Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 9)
Common Stock, par value $.01 per share, 200,000 shares
 authorized, 31,501 and 32,897 shares issued in
 1995 and 1994, respectively . . . . . . . . . . . . . . .     315        329
Capital in Excess of Par Value . . . . . . . . . . . . . .  62,135     56,330
Retained Earnings. . . . . . . . . . . . . . . . . . . . . 133,640    102,161
Cumulative Translation Adjustments . . . . . . . . . . . .    (469)      (471)
Treasury Stock, 236 and 1,877 common shares at cost
 in 1995 and 1994, respectively. . . . . . . . . . . . . .  (5,969)    (1,482)
                                                            _______   _______
     Total stockholders' equity. . . . . . . . . . . . . . 189,652    156,867
                                                           _______    _______
                                                          $645,637   $514,897
                                                          =======    =======

         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended March 31,
(In thousands, except per share amounts)       ______________________________
_______________________________________        1995        1994        1993
                                               ____        ____        ____
Net Sales
Distribution . . . . . . . . . . . . . . . . $654,381    $486,836    $379,899
Manufacturing  . . . . . . . . . . . . . . .   33,602      32,513      30,872
                                              _______     _______     _______
     Total net sales . . . . . . . . . . . .  687,983     519,349     410,771

Costs and Expenses
Cost of products sold (excluding depreciation
 and amortization)
  Distribution . . . . . . . . . . . . . . .  320,800     238,429     188,717
  Manufacturing. . . . . . . . . . . . . . .   22,076      20,741      19,396
Selling, distribution and administrative
 expenses  . . . . . . . . . . . . . . . . .  235,639     180,941     140,246
Depreciation and amortization. . . . . . . .   36,868      30,571      28,045
                                              _______     _______     _______
     Total costs and expenses. . . . . . . .  615,383     470,682     376,404
                                              _______     _______     _______
Operating Income
 Distribution . . . . . . . . . . . . . . . .  66,521      42,399      28,443
 Manufacturing. . . . . . . . . . . . . . . .   6,079       6,268       5,924
                                              _______     _______     _______
     Total operating income . . . . . . . . .  72,600      48,667      34,367

Interest expense, net (Note 11). . . . . . .  (17,625)    (12,486)    (11,403)

Other income, net (Note 12). . . . . . . . .    1,067         453         546

Minority interest (Note 19). . . . . . . . .     (669)       (317)       (230)
                                              _______      _______    _______
       Earnings before income taxes. . . . . . 55,373       36,317     23,280

Income taxes (Note 13) . . . . . . . . . . . . 23,894       16,027     10,811
                                              _______      _______    _______
       Net earnings. . . . . . . . . . . . . $ 31,479     $ 20,290   $ 12,469
                                              =======      =======    =======
Earnings Per Share (Notes 3 and 9)
  Primary. . . . . . . . . . . . . . . . . . $    .96     $    .63   $    .40
                                              _______      _______    _______
  Fully diluted. . . . . . . . . . . . . . . $    .96     $    .63   $    .39
                                              _______      _______    _______
Weighted average shares
  Primary. . . . . . . . . . . . . . . . . .   32,762       32,390     30,886
  Fully diluted. . . . . . . . . . . . . . .   32,762       32,390     32,016






         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                                     Years Ended March 31, 1995, 1994 and 1993
                                     _________________________________________

                                      Shares of                    Capital in
                                      Common Stock      Common     Excess of
(In thousands)                        $.01 Par Value    Stock      Par Value
______________                        ______________     _____     __________

Balance--April 1, 1992. . . . . . . . .   26,811.6       $268        $36,798

Net earnings . . . . . . . . . . . . . .
Foreign currency translation
 adjustment. . . . . . . . . . . . . . .
Stock warrants and options exercised . .     836.6          8          3,403
Tax benefit associated with exercise
 of stock options and warrants . . . . .                               1,587
Shares issued upon acquisition of
 minority interests (Note 19). . . . . .     702.0          8          5,214
Shares issued in connection with
 Chairman's exercise of warrants
 (Note 9). . . . . . . . . . . . . . . .   3,649.4         36            (36)
                                          ________        ___         ______
Balance--March 31, 1993. . . . . . . . .  31,999.6        320         46,966

Net earnings . . . . . . . . . . . . . .
Foreign currency translation
 adjustment. . . . . . . . . . . . . . .
Stock warrants and options exercised . .     784.4          8          3,485
Tax benefit associated with exercise
 of stock options and warrants . . . . .                               3,590
Shares issued upon acquisition of
 minority interests (Note 19). . . . . .      83.4          1          1,739
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14).      29.7                       550
                                          ________        ___         ______
Balance--March 31, 1994. . . . . . . . .  32,897.1        329         56,330

Net earnings . . . . . . . . . . . . . .
Foreign currency translation
 adjustment. . . . . . . . . . . . . . .
Retirement of treasury stock . . . . . .  (1,877.2)       (19)        (1,463)
Purchase of treasury stock (Note 9). . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .      61.6          1          1,437
Stock warrants and options exercised . .     269.4          3          1,267
Tax benefit associated with exercise
 of stock options and warrants . . . . .                               1,858
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14).     150.1          1          2,706
                                          ________        ___         ______
Balance--March 31, 1995. . . . . . . . .  31,501.0       $315        $62,135
                                          ========        ===         ======
                                              COLUMNS CONTINUED ON NEXT PAGE
       34               AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY - (Continued)

                                     Years Ended March 31, 1995, 1994 and 1993
                                     _________________________________________

                                                       Cumulative
                                         Retained      Translation   Treasury
(In thousands)                           Earnings      Adjustments    Stock
______________                           _________     ___________    ________

Balance--April 1, 1992 . . . . . . . . .  $69,402        $(55)        $(1,482)

Net earnings. . . . . . . . . . . . . . .  12,469
Foreign currency translation
 adjustment . . . . . . . . . . . . . . .                 (49)
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants. . . . . .
Shares issued upon acquisition of
 minority interests (Note 19) . . . . . .
Shares issued in connection with
 Chairman's exercise of warrants
 (Note 9) . . . . . . . . . . . . . . . .
                                           ______          ___          _____
Balance--March 31, 1993 . . . . . . . . .  81,871         (104)        (1,482)

Net earnings. . . . . . . . . . . . . . .  20,290
Foreign currency translation
 adjustment . . . . . . . . . . . . . . .                 (367)
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants. . . . . .
Shares issued upon acquisition of
 minority interests (Note 19) . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14) .
                                          _______         ____          _____
Balance--March 31, 1994 . . . . . . . . . 102,161         (471)        (1,482)

Net earnings. . . . . . . . . . . . . . .  31,479
Foreign currency translation
 adjustment . . . . . . . . . . . . . . .                    2
Retirement of treasury stock. . . . . . .                               1,482
Purchase of treasury stock (Note 9) . . .                              (5,969)
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants. . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14) .
                                          _______         ____         ______
Balance--March 31, 1995 . . . . . . . . .$133,640        $(469)       $(5,969)
                                          =======         =====        =======

       See accompanying notes to consolidated financial statements.

                                     F-6, Continued
       35               AIRGAS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                       Years Ended March 31,

                                                  1995        1994       1993
                                                  ____        ____       ____
Cash Flows From Operating Activities
Net earnings . . . . . . . . . . . . . . . . . . $31,479   $20,290   $12,469
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization . . . . . . . .   36,868    30,571    28,045
  Deferred income taxes . . . . . . . . . . . .   11,548     8,189     5,158
  Equity in earnings of joint venture . . . . .     (840)   (1,258)     (897)
  Gain on sale of investment. . . . . . . . . .     (560)       --        --
  (Gain)/Loss on sale of plant and equipment. .      110       (63)     (292)
  Minority interest in earnings . . . . . . . .      669       317       230
  Stock issued for employee benefit plan expense   2,707       550        --
  Changes in assets and liabilities, excluding
   effects of business acquisitions:
    Trade receivables, net. . . . . . . . . . .   (1,179)   (5,444)    1,552
    Inventories . . . . . . . . . . . . . . . .   (1,874)    1,626     3,909
    Prepaid expenses and other current assets .      198      (546)      969
    Accounts payable, trade. . . . . . . . . .     2,934     3,799      (845)
    Accrued expenses and other current
     liabilities. . . . . . . . . . . . . . . .    2,324     5,572     1,507
    Other assets and liabilities, net . . . . .      298      (714)    1,928
                                                 _______    ______    ______
    Net cash provided by operating activities.    84,682    62,889    53,733
                                                 _______    ______     ______
Cash Flows From Investing Activities
Capital expenditures . . . . . . . . . . . . . . (36,712)  (21,318)  (14,702)
Proceeds from sale of plant and equipment. . . .   2,563     1,914     2,259
Business acquisitions, net of cash acquired. . . (86,342)  (93,375)  (43,072)
Purchase of investment . . . . . . . . . . . . . (17,026)       --        --
Proceeds from sale of investment . . . . . . . .  17,892        --        --
Other, net . . . . . . . . . . . . . . . . . . .     116      (287)     (502)
                                                 _______    ______    ______
    Net cash used by investing activities. . . .(119,509) (113,066)  (56,017)
                                                 _______   _______    ______
Cash Flows From Financing Activities
Proceeds from borrowings . . . . . . . . . . . . 394,193   195,292    90,939
Repayment of debt. . . . . . . . . . . . . . . .(359,253) (150,844)  (95,207)
Repurchase of treasury stock . . . . . . . . . .  (5,969)       --        --
Exercise of options and warrants . . . . . . . .   1,270     3,493     3,411
Net overdraft. . . . . . . . . . . . . . . . . .   4,591     2,459     3,944
                                                 _______    ______    ______
    Net cash provided by financing activities. .  34,832    50,400     3,087
                                                 _______    ______    ______
Effects of discontinued activities, net. . . . .      (5)     (223)     (803)
                                                 _______    ______    ______
Cash Increase (Decrease) . . . . . . . . . . . .      --        --        --
Cash--beginning of year. . . . . . . . . . . . .      --        --        --
                                                  ______    ______    ______
Cash--End of Year. . . . . . . . . . . . . . . . $    --   $    --   $    --
                                                  ======    ======    ======

             For supplemental cash flow disclosures see Note 18.
         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Inventories

     Inventories are stated at the lower of cost or market with cost for approximately 77% and 79% percent of the inventories at March 31, 1995 and 1994, respectively, determined by the first-in, first-out (FIFO) method. Cost for the remainder of inventories was determined using the last-in, first-out
(LIFO) method.

(c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

     Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.06 per share.

     The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufacturers and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately two million cylinders.

(d) Other Assets

     Costs related to the acquisition of long-term debt are deferred and amortized over the term of the related debt. Costs and payments pursuant to noncompetition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements which are principally over 5 years. On an ongoing basis, management reviews the valuation and amortization of intangible assets.

(e) Goodwill

     Goodwill represents costs in excess of net assets of businesses acquired and is amortized on a straight-line basis over the expected periods to be benefited, which currently ranges from 20 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(f) Joint Venture

     The Company is a partner in a joint venture which is accounted for using the equity method.

(g) Income Taxes

     In fiscal 1994, the Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (Statement No.
109), as of April 1, 1992. Statement No. 109 requires the use of the liability method of accounting for deferred income taxes. The adoption of Statement No. 109 had no material impact on the Company's results of operations or retained earnings. The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

(h) Foreign Currency Translation

     The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

(i) Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries. Credit terms granted to customers are generally net 30 days.

(j) Revenue Recognition

     Sales are recorded upon shipment to the customer.

       38               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(k) Financial Instruments

     In hedging interest rate exposure, the Company enters into interest rate swap agreements. These instruments are not entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. The Company only uses non-leveraged instruments. When interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. The fair values of the Company's financial instruments are estimated based on quoted market prices for the same or similar issues.

     The carrying amounts for accounts receivable, accounts payable and current portion of long-term debt approximate fair value because of the short-term maturity of these financial instruments.

(l)  Reclassification

     Certain reclassifications have been made in previously issued financial statements to conform to the current presentation.

(2) ACQUISITIONS

     The Company acquires businesses primarily engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

     1995--During 1995, the Company purchased twenty-five businesses. The largest of these acquisitions and their effective dates included The Jimmie Jones Company (August 1, 1994) and Post Welding Supply (November 1, 1994). The aggregate purchase price for these acquisitions amounted to approximately $83 million. The purchase price for the remaining twenty-three businesses amounted to approximately $41 million.

     On November 1, 1994, the Company entered into an agreement with Poligaz, S.A., (Poligaz), for the purchase of an interest in Poligaz for approximately $3.3 million. The Company's investment in Poligaz is accounted for at cost, and is included as other non-current assets.

     1994--During 1994, the Company purchased eighteen businesses. The largest of these acquisitions and their effective dates included General Welding Supply Co. (July 1, 1993), PDI Western Distributing Group, Inc. (July 1, 1993), Phoenix Northeast Distributors Group, Inc. (September 1, 1993) and certain operations of The BOC Group, Inc. (February 1, 1994). The aggregate purchase price for these acquisitions amounted to approximately $90 million. The purchase price for the remaining fourteen businesses amounted to approximately $31 million.

     1993--During 1993, the Company purchased seventeen businesses. The largest of these acquisitions and their effective dates included Virginia Welding Supply, Inc. (July 27, 1992), Cryodyne Corp. (January 1, 1993) and Presto Technologies, Inc. (January 29, 1993). The aggregate purchase price for these acquisitions amounted to approximately $45 million. The purchase price for the remaining fourteen businesses amounted to approximately $16 million.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

     In connection with the above business acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:
                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____

Cash paid . . . . . . . . . . . . . . . . . . $ 83,033     $ 89,782   $ 42,228
Notes issued to sellers . . . . . . . . . . .   14,518        6,208      6,381
Notes payable assumed and capital leases. . .    9,067        4,196      5,884
Other liabilities assumed and accrued
 acquisition costs. . . . . . . . . . . . . .   20,198       20,486      6,407
                                              _______      _______    ______
Total purchase price allocated to assets
  acquired. . . . . . . . . . . . . . . . . . $126,816     $120,672   $ 60,900
                                               =======      =======     ======

     Also, as discussed in note 19, the Company has accounted for the acquisition of certain subsidiary minority interests in 1994 and 1993 using the purchase method of accounting.

     In connection with certain acquisitions, the Company is required to make future payments to sellers based on future earnings of the acquired business in excess of predetermined amounts. Such payments, if any, are capitalized as an additional cost of the acquisition. Amounts payable under contingent payment terms continue through 1997 and are limited to $3.4 million. To-date, the Company has made aggregate payments of $660 thousand under these contingent terms.

     The purchase price for business acquisitions and minority interests were allocated to the assets acquired and liabilities assumed based on their estimated fair values. Costs in excess of net assets acquired (goodwill) for 1995, 1994 and 1993 amounted to $40.8 million, $9.9 million and $7.7 million, respectively.

     The following presents unaudited estimated pro forma operating results as if the 1995 and 1994 acquisitions had been consummated on April 1, 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1993 or of results which may occur in the future.

                                                       Years Ended March 31,
                                                       _____________________
(In thousands except per share amounts)                 1995           1994
_______________________________________                 ____           ____

Net sales . . . . . . . . . . . . . . . . . . .       $737,104       $697,507
Net earnings. . . . . . . . . . . . . . . . . .         31,786         22,212
Earnings per share:
 Primary. . . . . . . . . . . . . . . . . . . .            .97            .69
 Fully diluted. . . . . . . . . . . . . . . . .            .97            .69

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

     Subsequent to March 31, 1995, the Company has acquired, entered into agreements, or signed letters of intent to acquire industrial gas distribution businesses with an aggregate purchase price of approximately $42 million.

(3) EARNINGS PER SHARE

     Primary and fully diluted earnings per share amounts were determined using the Treasury Stock method.

(4) INVENTORIES

     Inventories consist of:                               March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____

Finished goods. . . . . . . . . . . . . . . . . . .  $65,693         $51,263
Raw materials . . . . . . . . . . . . . . . . . . .    1,315           1,117
                                                      ______          ______
                                                      67,008          52,380
Less reduction to LIFO cost . . . . . . . . . . . .   (1,061)           (659)
                                                      ______          ______
                                                     $65,947         $51,721
                                                      ======          ======

(5) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

                                                          March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____

Land and land improvements . . . . . . . . . . . .  $ 17,571       $ 15,879
Buildings and leasehold improvements . . . . . . .    43,714         30,494
Machinery and equipment, including cylinders . . .   376,284        322,336
Transportation equipment . . . . . . . . . . . . .    25,944         20,830
Construction in progress . . . . . . . . . . . . .     1,470          1,293
                                                     _______        _______
                                                    $464,983       $390,832
                                                     =======        =======

Depreciation and amortization of plant and equipment charged to operations amounted to $26.3 million, $21.1 million and $19.7 million in 1995, 1994 and 1993, respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) OTHER NONCURRENT ASSETS

     Other noncurrent assets include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____

Investment in a joint venture (Note 10). . . . . .  $ 1,597         $ 1,308
Noncompete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $37.4 million in 1995
  and $30.0 million in 1994 . . . . . . . . . . . .  31,955          26,673
Other assets. . . . . . . . . . . . . . . . . . . .   7,836           2,440
                                                     ______          ______
                                                    $41,388         $30,421
                                                     ======          ======

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____

Cash overdraft. . . . . . . . . . . . . . . . . . .  $11,638        $ 7,047
Insurance payable and related reserves. . . . . . .    6,304          5,341
Customer cylinder deposits. . . . . . . . . . . . .    6,242          3,325
Other accrued expenses and current liabilities. . .   36,007         31,390
                                                      ______         ______
                                                     $60,191        $47,103
                                                      ======         ======
The cash overdraft is attributable to the float of the Company's outstanding checks.

(8) INDEBTEDNESS

(a) Long-term debt consists of the following:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____

Revolving credit borrowings . . . . . . . . . . . .  $195,000       $151,235
Senior subordinated notes . . . . . . . . . . . . .    27,857         35,714
Acquisition notes . . . . . . . . . . . . . . . . .    26,532         16,014
Industrial Development Board revenue bonds. . . . .     3,450          4,645
All other notes, at various rates and maturities. .    18,911          8,007
                                                      _______        _______
Total long-term debt. . . . . . . . . . . . . . . .   271,750        215,615
Less current installments . . . . . . . . . . . . .   (11,780)       (10,304)
                                                      _______        _______
Long-term debt, excluding current installments. . .  $259,970       $205,311
                                                      =======        =======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) INDEBTEDNESS - (Continued)

     During 1995, the Company increased its unsecured revolving credit facility with various commercial banks from $200 million to $250 million and extended the maturity of the facility to August 2001. The revolving credit facility provides for the issuance of letters of credit up to $50 million. Under the terms of the revolving credit facility, interest is payable quarterly with equal quarterly principal payments beginning in September 1996 and continuing through June 2001. At March 31, 1995, $105 million of borrowings were outstanding under the revolving credit facility at money market rates of 6.5%. At the Company's option, borrowings under the revolving credit facility may bear interest at a rate per year equal to prime, the Libor rate, the Certificate of Deposit rate, or the Banker's Acceptance rate, in each case plus an applicable margin (for which no borrowings were outstanding at March 31, 1995).

     Also, during 1995, the Company entered into an additional $100 million unsecured line of credit with two commercial banks which matures in July 1996 and provides for borrowings at the Libor rate plus an applicable margin ($75 million outstanding at 6.7% as of March 31, 1995). The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $250 million revolving credit facility in August 1995, which will have terms and conditions similar to its existing $250 million facility.

     The Company also had a $25 million line of credit agreement with a commercial bank that provides for unsecured money market rate borrowings with no fixed date of maturity ($15 million outstanding at 6.36% as of March 31, 1995).

     Senior subordinated notes with an original face value aggregating $55 million require semi-annual interest payments at 11.375%. Equal annual principal payments of $4.3 million for $17.1 million of the senior subordinated notes continue through August 1998 and equal annual principal payments of $3.6 million for $10.7 million of the senior subordinated notes continue through July 1997.

     Acquisition notes represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average rate of 7.4%. Some acquisition notes require balloon payments which are included in the aggregate maturity schedule.

     Industrial Development revenue bonds have variable interest rates ranging from 60% to 75% of the prime rate. The bonds mature at various dates between 1996 and 2006. Certain bonds are redeemable at the option of the issuer. The bonds are secured by mortgages on certain plant and equipment.

     Certain of the Company's credit facility agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and dividend payments.

       43               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) INDEBTEDNESS - (Continued)

     The aggregate maturities of long-term debt for the five years ending March 31, 2000 and thereafter are as follows (in thousands):

       Years Ending March 31,                       Aggregate Maturity
       ______________________                       __________________
       1996 . . . . . . . . . . . . . . . . . . .    $ 11,780
       1997 . . . . . . . . . . . . . . . . . . .     104,332
       1998 . . . . . . . . . . . . . . . . . . .      48,326
       1999 . . . . . . . . . . . . . . . . . . .      31,292
       2000 . . . . . . . . . . . . . . . . . . .      36,217
       2001 and thereafter. . . . . . . . . . . .      39,803
                                                      _______
                                                     $271,750
                                                      =======
The fair value of long term debt as of March 31, 1995 was approximately $274 million.

(b) Swap Agreements

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into thirteen interest rate swap agreements during the period from June 1992
through March 31, 1995.   The interest rate swap agreements are with major
financial institutions having a total notional principal amount of $138 million at March 31, 1995. Approximately $119 million of the swap agreements require fixed interest payments based on an average effective rate of 7.3% for remaining periods ranging between 3 and 8 years. The remaining $19 million of swap agreements require floating rates (6.5% at March 31, 1995). The effect of the swap agreements were to increase interest expense $1.2 million and $1.4 million in 1995 and 1994, respectively. Under the terms of four of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1995, approximately $2.0 million and $7.0 million of such payments were included in accrued expenses and other non-current liabilities, respectively.

     The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The net gain to settle all interest rate swap agreements at March 31, 1995 was approximately $900 thousand.

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2000 and thereafter are as follows (in thousands):
                                       Notional Principal Amounts
                                       __________________________
       Years Ending March 31,          Pay-Fixed      Receive-Fixed
       ______________________          _________      _____________
       1998 . . . . . . . . . . . . .    30,000             0
       1999 . . . . . . . . . . . . .    12,500         7,500
       2000 and thereafter. . . . . .    76,074        12,000
                                        _______        ______
                                       $118,574       $19,500
                                        =======        ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY

(a) Common Stock

     In August 1994, the Company increased the number of authorized shares of common stock from 55 million to 200 million shares.

     On October 28, 1993, the Company's Board of Directors declared a two-for-one stock split to stockholders of record on November 9, 1993, payable on November 24, 1993. Stock options and other rights to acquire the Company's common stock reflect the split. All references to the number of shares, except shares authorized, reflect the stock split.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue 20 million shares of preferred stock. At March 31, 1995 and 1994, no shares were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series, and the Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of Preferred Stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30,000 shares of redeemable preferred stock. At March 31, 1995 and 1994, no shares were outstanding.

(c) Treasury Stock

    In January 1995, the Company's Board of Directors approved the repurchase of up to one million shares of Airgas common stock. At March 31, 1995, the Company had purchased 235,900 shares of common stock. Through May 10, 1995, the Company has purchased an additional 420,200 shares.

(d) Stock Options

     The Company has a stock option plan for officers and key employees and has reserved 7,040,000 shares under this plan. Options are granted on terms and conditions determined by a committee of the Board of Directors. At March 31, 1995, 2,367,038 options were available for issuance.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY - (Continued)

     The following table summarizes the activity of the plan during the three
years ended March 31, 1995:                         Number          Price Per
                                                  of Shares          Share
                                                 __________         _________
March 31, 1993
Outstanding, beginning of year . . . . . . . .  2,274,408        $2.88 - $6.00
Granted. . . . . . . . . . . . . . . . . . . .    769,000         6.60 -  6.97
Exercised. . . . . . . . . . . . . . . . . . .   (382,650)        2.88 -  5.79
Expired. . . . . . . . . . . . . . . . . . . .   (144,112)        2.88 -  6.60
March 31, 1994
Outstanding, beginning of year . . . . . . . .  2,516,646         2.91 -  6.97
Granted. . . . . . . . . . . . . . . . . . . .    669,660        12.63 - 17.13
Exercised. . . . . . . . . . . . . . . . . . .   (527,704)        2.91 -  6.97
Expired. . . . . . . . . . . . . . . . . . . .    (33,152)        3.66 - 12.63
March 31, 1995
Outstanding, beginning of year . . . . . . . .  2,625,450       $ 2.91 -$17.13
Granted. . . . . . . . . . . . . . . . . . . .    502,300        22.63 - 29.41
Exercised. . . . . . . . . . . . . . . . . . .   (212,030)        2.91 - 15.78
Expired. . . . . . . . . . . . . . . . . . . .     (1,250)        6.60 - 12.63
Outstanding, end of year . . . . . . . . . . .  2,914,470       $ 3.66 -$29.41

     The Company maintains a stock option plan covering Directors who are not employees which has 400,000 shares reserved. At March 31, 1995, 220,000 options were available for issuance.

     The following table summarizes the activity of the plan during the three years ended March 31, 1995:
                                                   Number          Price Per
                                                  of Shares          Share
                                                 __________         _________
March 31, 1993
Outstanding, beginning of year . . . . . . . .     92,000        $4.19 - $4.41
Granted. . . . . . . . . . . . . . . . . . . .     32,000         4.19 -  8.31
March 31, 1994
Outstanding, beginning of year . . . . . . . .    124,000         4.19 -  8.31
Granted. . . . . . . . . . . . . . . . . . . .     28,000            17.13
Exercised. . . . . . . . . . . . . . . . . . .    (16,000)        4.19 -  4.41
March 31, 1995
Outstanding, beginning of year . . . . . . . .    136,000         4.19 - 17.13
Granted. . . . . . . . . . . . . . . . . . . .     20,000            27.63
Outstanding, end of year . . . . . . . . . . .    156,000         4.19 - 27.63

(e) Stock Purchase Warrants

     The Company and the Chairman of the Company were parties to a Stock and Warrant Issuance Agreement, as amended (the "Warrant Agreement"), which was entered into in connection with the Company's acquisition of US Airgas, Inc., of which the Chairman was the majority shareholder, in May 1986. Pursuant to the Warrant Agreement, the Chairman received warrants to purchase a total of 7,063,716 shares of the Company's common stock. Subsequent to the grant dates, the Chairman transferred warrants to purchase 1,488,400 shares of common stock to employees of the Company and to certain other individuals. The expiration date of the warrants held by these individuals is May 1, 1996.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY - (Continued)

     During 1991, in connection with an amendment to the Warrant Agreement which extended the original expiration date and increased the exercise price of the warrants, the Chairman exercised warrants to purchase 605,864 shares of common stock for approximately $1.1 million. On February 17, 1993, the Chairman exchanged warrants to purchase 4,962,612 shares of common stock for a net issuance, as provided for under the Warrant Agreement, of 3,649,464 shares of common stock.

     The following table summarizes the activity of the stock purchase warrants during the three years ended March 31, 1995.

                                                    Number          Price Per
                                                  of Shares          Share
                                                 __________         _________

March 31, 1993
Outstanding, beginning of year . . . . . . . .  6,461,452         2.52 -  6.00
Exercised. . . . . . . . . . . . . . . . . . .   (446,000)        2.52 -  4.38
Chairman's net issuance exercise . . . . . . . (4,962,612)                  --
March 31, 1994
Outstanding, beginning of year . . . . . . . .  1,052,840         3.36 -  4.38
Exercised. . . . . . . . . . . . . . . . . . .   (240,700)        3.52 -  4.38
March 31, 1995
Outstanding, beginning of year . . . . . . . .    812,140        $3.36 - $4.38
Exercised. . . . . . . . . . . . . . . . . . .     57,400         3.52 -  4.38
Outstanding, end of year . . . . . . . . . . .    754,740        $3.36 - $4.38

(f) Shareholder Rights Plan

     Under the terms of a Shareholder Rights Plan, preferred share purchase rights were distributed during 1988 as a dividend at the rate of one right for each common share. The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on August 1, 1998. The rights are not exercisable until a person or entity acquires twenty percent of the Company's common stock. Each right will entitle the holder to buy $32.50 worth of the Company's common stock at an exercise price of $16.25.

(10) JOINT VENTURE

     The Company is a partner in a joint venture which primarily sells calcium carbide. The Company and its joint venture partner, Elkem Metals Company ("Elkem"), have equal control over activities of the joint venture. Based on a product sourcing arrangement, the joint venture purchases all of its calcium carbide needs from the venturers. Also, earnings and losses generated by the joint venture, are allocated 55 percent to the Company and 45 percent to Elkem. The Company's calcium carbide operations and equity in the earnings related to the joint venture are reported as components of manufacturing net sales and operating expenses.

     The Company and Elkem receive marketing fees, based on net sales, for acting as exclusive sales and marketing agents for the joint venture. Additionally, as general manager of the joint venture, Elkem receives a management fee based on net sales.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) JOINT VENTURE - (Continued)

     Condensed balance sheet information as of March 31, 1995 and statement of operations for the joint venture for the year ended March 31, 1995 are as follows:

(In thousands)
_____________
Balance Sheet
Current assets . . . . . . . . . . . . . . . . . . . . . .    $ 6,680
Property, plant and equipment, net . . . . . . . . . . . .        348
                                                               ______
                                                              $ 7,028
                                                                =====
Current liabilities. . . . . . . . . . . . . . . . . . . .    $ 4,274
Partners' capital. . . . . . . . . . . . . . . . . . . . .      2,754
                                                               ______
  Total liabilities and partners' capital. . . . . . . . .    $ 7,028
                                                               ======
Statement of Operations
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .    $40,239
Costs and expenses . . . . . . . . . . . . . . . . . . . .    (38,836)
Other income, net. . . . . . . . . . . . . . . . . . . . .         89
                                                               ______
     Net earnings. . . . . . . . . . . . . . . . . . . . .    $ 1,492
                                                               ======

(11) INTEREST EXPENSE, NET

     Interest expense, net, consists of:
                                                          March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____

Interest expense. . . . . . . . . . . . . . .   $18,476     $13,189   $12,157
Interest and finance charge income. . . . . .      (851)       (703)     (754)
                                                 ______      ______    ______
                                                $17,625     $12,486   $11,403
                                                 ======      ======    ======
(12) OTHER INCOME, NET

     Other income, net, consists of:

                                                          March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____
Net gain (loss) from plant and equipment
 sales. . . . . . . . . . . . . . . . . . . .   $ (110)       $ 63      $292
Gain on sale of investment. . . . . . . . . .      560          --        --
Other income,net  . . . . . . . . . . . . . .      617         390       254
                                                 _____         ___       ___
                                                $1,067        $453      $546
                                                 =====         ===       ===

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(13) INCOME TAXES

     Pre-tax earnings were derived from the following sources:

                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____

United States . . . . . . . . . . . . . . . .   $54,239     $35,621    $22,917
Foreign . . . . . . . . . . . . . . . . . . .     1,134         696        363
                                                 ______      ______     ______
                                                $55,373     $36,317    $23,280
                                                ======      ======     ======

    Income tax expense consisted of:

                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____

Current:
   Federal . . . . . . . . . . . . . . . . .   $ 9,997      $ 6,515    $ 4,762
   Foreign . . . . . . . . . . . . . . . . .       573          326        111
   State . . . . . . . . . . . . . . . . . .     1,775          997        780
                                               ______       ______     ______
                                                12,345        7,838      5,653
                                               ______       ______     ______
Deferred:
   Federal . . . . . . . . . . . . . . . . . .   9,829        6,827      4,348
   Foreign . . . . . . . . . . . . . . . . . .      47           61         96
   State . . . . . . . . . . . . . . . . . . .   1,673        1,301        714
                                               ______       ______     ______
                                                11,549        8,189      5,158
                                                ______       ______     ______
                                               $23,894      $16,027    $10,811
                                                ======       ======     ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:
                                                    Years Ended March 31,
                                                 ___________________________
                                                  1995        1994      1993
                                                  ____        ____      ____

Taxes at U.S. federal statutory rate . . . . . .  35.0%       35.0%     34.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit . . .   4.0         4.1       4.2
Increase in statutory rate on deferred tax items    --         4.5        --
Amortization of non-deductible goodwill. . . . .   1.8         2.3       3.1
Adjustment of federal and state accruals . . . .    --        (4.5)       --
Other, net . . . . . . . . . . . . . . . . . . .   2.4         2.7       5.1
                                                  ____        ____      ____
                                                  43.2%       44.1%     46.4%
                                                  ====        ====      ====

     The significant components of deferred income tax expense attributable to earnings for the years ended March 31, 1995 and 1994 are as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                       1995            1994
______________                                       ____            ____


Deferred tax expense (exclusive of the
 effects of other components listed below). . . .   $11,549        $ 8,189
Adjustments to deferred tax assets and
 liabilities for enacted changes in tax laws
 and rates. . . . . . . . . . . . . . . . . . . .        --            663
Adjustment of federal and state accruals. . . . .        --           (663)
                                                     ______          _____
                                                    $11,549        $ 8,189
                                                     ======          =====

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax liability and deferred tax asset were as follows:
                                                     Years Ended March 31,
                                                     _______________________
(In thousands)                                        1995            1994
______________                                        ____            ____
Deferred Tax Assets:
____________________
 Inventories . . . . . . . . . . . . . . . . . .   $ 1,368         $  1,015
 Accounts Receivable . . . . . . . . . . . . . .       885              997
 Deferred Rental Income. . . . . . . . . . . . .       880              799
 Insurance Reserves. . . . . . . . . . . . . . .     1,791            1,383
 Other Reserves. . . . . . . . . . . . . . . . .     2,296            1,600
 AMT Credit Carryforwards. . . . . . . . . . . .     3,079            5,656
 Other . . . . . . . . . . . . . . . . . . . . .     1,185              835
                                                    ______           ______
                                                    11,484           12,285
                                                    ______           ______
Deferred Tax Liabilities:
_________________________
 Property and equipment. . . . . . . . . . . . .   (70,787)         (57,975)
 Intangible Assets . . . . . . . . . . . . . . .    (2,734)          (3,258)
 Other . . . . . . . . . . . . . . . . . . . . .      (286)            (551)
                                                    ______           ______
                                                   (73,807)         (61,784)
                                                    ______           ______
Net Deferred Tax Liability . . . . . . . . . . .  $(62,323)        $(49,499)
                                                    ======           ======

     The Company has recorded tax benefits amounting to $1.9 million, $3.6 million and $1.6 million in 1995, 1994 and 1993, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

     The Internal Revenue Service (the "IRS") has completed an examination of the Company's consolidated income tax returns for the years ended March 31, 1988 through 1991. The results of the completed examination did not have a material effect on the Company's financial position, results of operations or liquidity. The IRS has also notified the Company that an examination will be conducted for the year ended March 31, 1993. Management believes that the results of the pending examination will not have a material effect on the Company's financial position, results of operations or liquidity.

       51               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

     In fiscal 1994, the Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (Statement No. 109) as of April 1, 1992. The adoption of Statement No. 109 had no material impact on the Company's results of operations or retained earnings. The effect of adopting Statement No. 109 at April 1, 1992 was to establish a current deferred tax asset of $2.3 million, increase net property and equipment and goodwill by $9.0 million and $100 thousand, respectively, and to increase deferred tax liabilities by $11.4 million. The restatement at March 31, 1993 resulted in a current deferred tax asset of $2.2 million, an increase in net property and equipment and goodwill of $10.9 million and $3.0 million, respectively, and an increase in deferred tax liabilities of $16.1 million.

(14) BENEFIT PLANS

(a) Pension and Profit Sharing Plans

     The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for 1995, 1994 and 1993 were $4.7 million, $3.3 million and $2.3 million, respectively.

     During 1993, the Company authorized termination of two defined benefit pension plans effective December 31, 1992. At December 31, 1994, the plans' projected benefit obligations approximate the plans' net assets available for benefits. The settlement of the vested benefit obligations by the purchase of nonparticipating annuity contracts or lump-sum payments for covered employees is expected to be completed during 1996 or 1997. No significant gain or loss is anticipated when the plans' benefit obligations are settled.

     Certain subsidiaries of the Company participate in multi-employer pension plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdraw liability will not have a material effect on the Company's financial position, results of operations, or liquidity. Amounts expensed under these plans for 1995 and 1994 were $418 thousand and $227 thousand, respectively.

(b) Employee Stock Purchase Plan

     During January 1994, the Company established an employee stock purchase plan (the "Plan") to encourage and assist employees to acquire an equity interest in the Company. The Plan is authorized to issue 1 million shares of common stock. Generally, employees may elect to have 1 to 15 percent of their gross pay withheld to buy Airgas, Inc. common stock at 85 to 95 percent of the market value depending upon base salary levels. Market value under the Plan is either the employees' enrollment date market value or the quarterly purchase date market value, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The Plan is designed to comply with the requirements of section 423 of the Internal Revenue Code.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(14) BENEFIT PLANS - (Continued)

     Under the Plan, 150,102 and 29,735 shares were issued at an average purchase price of $18.03 and $17.99 per share during 1995 and 1994, respectively.

(c) Other Employee Benefits

     The Company sponsors a multi-employer postretirement medical benefit plan for certain employees of one subsidiary under a collective bargaining agreement. In accordance with SFAS 106 "Employers Accounting for
Postretirement Benefits Other Than Pensions" and APB Opinion No. 16 "Business Combinations", the postretirement benefit obligation was recorded at the acquisition date.

     The net postretirement benefit expense for the year ended March 31, 1995 was $88 thousand. The Company's funded postretirement benefit obligation was $837 thousand at March 31, 1995.

     In determining the APBO, the discount rate used to estimate the actuarial present value of other postretirement benefits was 8.25% at March 31, 1995. The assumed rate of increase in the health care cost trend rate for employees less than age 65 was 9.75% for March 31, 1995, declining gradually to 6.0% over the next four years. For employees 65 and older, the assumed rate of increase is 6.62% for March 31, 1995, declining gradually to 5.5% over the next four years. A 1% increase in the healthcare cost trend rate would have increased net postretirement benefit expense approximately $17 thousand and the APBO approximately $124 thousand at March 31, 1995.

     The Company does not have any significant benefit arrangements related to SFAS No. 112 "Employers' Accounting for Postemployment Benefits," and accordingly, the effects of adopting Statement No. 112 were immaterial.

(15) RELATED PARTIES

     The Chairman and Vice President -- Corporate Development, were partners in the law firm which provides legal services to the Company. During the years ended March 31, 1995, 1994 and 1993, fees paid to the law firm totalled $525 thousand, $551 thousand, and $395 thousand, respectively.

     The Company is a party to a sales agency agreement for the sale of carbon products with a company which is a greater than five percent stockholder and a director of which is a former director of the Company. The sales agency agreement expires in October 2003. During the years ended March 31, 1995, 1994 and 1993, the Company paid approximately $543 thousand, $515 thousand and $495 thousand, respectively, under this agreement.

     A member of the Company's board of directors is the president of a national producer and distributor of industrial gases, welding supplies and related equipment in the Southeastern United States. During the years ended March 31, 1995 and 1994, this company paid $914 thousand and $1.1 million, respectively to a joint venture of the Company for the purchase of calcium carbide.
                                     F-24

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(16) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) for the years ended March 31, 1995, 1994 and 1993, amounted to $12.9 million, $9.7 million and $7.6 million, respectively. Additionally, the Company leases certain operating facilities from employees of the Company who were previous owners of businesses acquired.

     During 1995, the Company entered into certain operating leases with a trust established by a commercial bank. The trust is committed to purchase real estate properties up to an aggregate amount of $25 million. The trust holds title to the properties and leases the properties to the Company. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. The Company has entered into interest rate swap agreements in a notional principal amount of $10 million to hedge the effects of fluctuations in the LIBOR based rental rate.

     At the expiration of the leases with the trust in 1999, the Company has the option to purchase the real properties at amortized cost or assist in the sale of the properties to a third party. The Company has guaranteed a portion of the debt outstanding against these properties in the event the proceeds of a sale are not sufficient to cover the trust's investment in the properties. At March 31, 1995, the Company had a contingent guarantee of approximately $4.2 million related to this lease facility.

     At March 31, 1995, future minimum lease payments under noncancellable
operating leases are as follows:                         (in thousands)
                                                          ______________

               1996 . . . . . . . . . . . . . . . . . .    $13,561
               1997 . . . . . . . . . . . . . . . . . .     10,784
               1998 . . . . . . . . . . . . . . . . . .      8,719
               1999 . . . . . . . . . . . . . . . . . .      5,900
               2000 . . . . . . . . . . . . . . . . . .      3,523
               2001 and thereafter. . . . . . . . . . .      5,533
                                                            ______
                                                           $48,020
                                                            ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal and regulatory proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

(18) CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____
Interest . . . . . . . . . . . . . . . . . . . $19,011      $13,502    $12,457
Income taxes (net of refunds). . . . . . . . .  11,411        5,333      4,450
                                                ======       ======     ======

     The total purchase price, fair value of assets acquired, cash paid and liabilities assumed for business acquisitions is described in note 2.

     During 1995 and 1994, the Company entered into capital lease obligations for approximately $3.7 million and $700 thousand, respectively.

     During 1995, the Company retired 1.9 million shares of treasury stock.

(19) MINORITY INTEREST IN SUBSIDIARIES

     Minority interests in subsidiaries represent the minority shareholders' proportionate share of the equity and the results of operations of certain subsidiaries. Under the terms of exchange rights agreements between the Company and minority shareholders, the Company, under certain circumstances, may require or permit exchange of the minority interests of a subsidiary for common stock of the Company. The agreements provide the minority shareholders with the right to exchange their subsidiary shares for common stock of the Company on August 31, 1995 or any other exchange date designated by the Board of Directors. Each exchange will be based on the fair value of the subsidiary's shares and the market price of the Company's common stock as of valuation dates designated by the Board of Directors.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     On February 28, 1994 and July 1, 1992, in connection with optional exchanges, certain minority shareholders elected to exchange their minority interests for an aggregate of 83,366 and 702,000 shares of common stock, respectively. The market price of the Company's common stock on February 28, 1994 and July 1, 1992 was $20.875 and $7.438 per share, respectively . The acquisition of the minority interests has been recorded using the purchase method of accounting.

     During 1995, 1994 and 1993, the Company sold minority interests in certain of its subsidiaries to employees based on the estimated fair market value of the subsidiary shares. These sales of subsidiary shares were accounted for as capital transactions and, therefore, no gain or loss was recorded.

(20) SUMMARY BY BUSINESS SEGMENT

     The Company, through its subsidiaries, is principally engaged in two related businesses: 1) the distribution of industrial, medical and specialty gases, and the distribution of protective and welding equipment; and 2) the manufacture of products for the industrial gas industry.

     Industrial, medical and specialty gases are distributed through the Company's subsidiaries which operate in four divisions with locations in 37 states and Canada. The industrial gas distribution market is broad and includes most major industries.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Products manufactured by the Company include nitrous oxide, a gas with applications in the medical, food packaging and certain high technology electronic industries and calcium carbide and carbon products for the production of acetylene gas and for the non-ferrous metal industry.

(In thousands)                           Distribution   Manufacturing   Total
______________                           ____________   _____________   _____
1995
Net sales. . . . . . . . . . . . . . . .   $654,381      $ 33,602     $687,983
Operating income . . . . . . . . . . . .     66,521         6,079       72,600
Assets . . . . . . . . . . . . . . . . .    613,320        32,317      645,637
Depreciation and amortization. . . . . .     35,548         1,320       36,868
Additions to plant and equipment
 excluding business acquisitions. . . . .    35,961           751       36,712

1994
Net sales  . . . . . . . . . . . . . . .    486,836        32,513      519,349
Operating income . . . . . . . . . . . .     42,399         6,268       48,667
Assets . . . . . . . . . . . . . . . . .    487,701        27,196      514,897
Depreciation and amortization. . . . . .     29,101         1,470       30,571
Additions to plant and equipment
 excluding business acquisitions. . . . .    20,515           803       21,318

1993
Net sales  . . . . . . . . . . . . . . .    379,899        30,872      410,771
Operating income . . . . . . . . . . . .     28,443         5,924       34,367
Assets . . . . . . . . . . . . . . . . .    375,718        23,759      399,477
Depreciation and amortization. . . . . .     26,540         1,505       28,045
Additions to plant and equipment
 excluding business acquisitions. . . . .    13,792           910       14,702


     Corporate operating expenses are allocated between the Company's distribution and manufacturing business segments based on relative sales dollars.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(21) SUPPLEMENTARY INFORMATION (UNAUDITED)

Summary By Quarter

     This table summarizes the unaudited results of operations for each quarter of 1995 and 1994:

(In thousands, except per share data)    First     Second    Third    Fourth
_____________________________________    _____     ______    _____    ______

1995
Net sales . . . . . . . . . . . . . . . $159,462  $164,986  $174,112  $189,423
Operating income. . . . . . . . . . . .   15,701    17,115    18,577    21,207
Net earnings. . . . . . . . . . . . . .    6,789     7,460     7,790     9,440
Net earnings per share (1):
  Primary . . . . . . . . . . . . . . . $    .21  $    .23  $    .24  $    .29
  Fully diluted . . . . . . . . . . . . $    .21  $    .23  $    .24  $    .29

1994 (2)
Net sales . . . . . . . . . . . . . . . $115,934  $126,763  $130,081  $146,571
Operating income. . . . . . . . . . . .   10,233    11,645    12,041    14,748
Net earnings. . . . . . . . . . . . . .    4,192     4,633     5,055     6,410
Net earnings per share (1):
  Primary . . . . . . . . . . . . . . . $    .13  $    .14  $    .16  $    .20
  Fully diluted . . . . . . . . . . . . $    .13  $    .14  $    .16  $    .20


__________________
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

(2) Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years.
   This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.06 per share.

Financial Summary

                                                 Years Ended March 31, (6)
                                           ________________________________

(In thousands, except per share    1995    1994     1993      1992     1991
 amounts)                                                               (3)
_______________________________    ____    ____     ____      ____     ____
Operating Results
Net sales . . . . . . . . . . .$687,983  $519,349 $410,771 $351,491  $322,478
Depreciation and amortization(1) 36,868    30,571   28,045   23,670    21,410
Operating income. . . . . . . .  72,600    48,667   34,367   26,316    17,286
Interest expense, net . . . . .  17,625    12,486   11,403   12,838    15,179
Income taxes(2) . . . . . . . .  23,894    16,027   10,811    7,718     3,400
Net earnings. . . . . . . . . .  31,479    20,290   12,469    7,292     1,166
Earnings Per Share (4):
 Primary:
 Net earnings . . . . . . . . .$    .96  $    .63 $    .40  $   .27  $    .05
 Fully diluted:
 Net earnings . . . . . . . . .$    .96  $    .63 $    .39  $   .26  $    .05
______________________________________________________________________________

Balance Sheet Data
Working capital . . . . . . . .$ 54,084  $ 47,071 $ 40,253  $ 39,425 $ 48,774
Total assets. . . . . . . . . . 645,637   514,897  399,477   338,218  307,576
Current portion of long-term
debt. . . . . . . . . . . . . .  11,780    10,304    9,923    10,026    7,383
Long-term debt. . . . . . . . . 259,970   205,311  158,629   151,098  149,826
Stockholders' equity (5). . . . 189,652   156,867  127,571   104,931   91,779
__________________
(1) Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.06 per share.
(2) The Company has retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (Statement No. 109) as of April 1, 1992. Statement No. 109 required the use of the liability method of accounting for deferred income taxes. The adoption of Statement No. 109 had no material impact on the Company's results of operations or retained earnings.
(3) During 1991, the Company recorded a $4.2 million pre-tax restructuring charge related to the disposal of certain businesses and severance costs associated with downsizing of the Company. Including the restructuring charge, operating losses of these businesses totalled $5.3 million during 1991. During 1992 and 1993, the restructured businesses were sold.
(4) See notes 3 and 9 to the Company's consolidated financial statements for information regarding earnings per share calculations and stock split information.
(5) The Company has not paid any dividends.
(6) During the fiscal years 1991 through 1995, the Company acquired 99 industrial gas distributors.

                                 SCHEDULE II
                                 CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1995, 1994 and 1993
                         (In thousands of dollars)


Column A                             Column B          Column C
________                             ________          ________
                                                       Additions
                                                       _________
                                                                Charged
                                     Balance at    Charged to   (Credited)
                                     Beginning      Cost and    to Other
Description                          of Period      Expense     Accounts
____________                         _________     __________   ____________

1995 Accounts Receivable --
 Allowance for doubtful accounts . . $ 4,207       $ 3,102       $ 1,033 (1)
 LIFO cost reserve . . . . . . . . .     659           402            --
 Insurance reserves. . . . . . . . .   5,341        17,038           132

1994 Accounts Receivable --
 Allowance for doubtful accounts . . $ 3,392       $ 2,884       $ 1,155 (1)
 LIFO cost reserve . . . . . . . . .     465           194            --
 Insurance reserves. . . . . . . . .   7,046        13,031           165

1993 Accounts Receivable --
 Allowance for doubtful accounts . . $ 2,947       $ 2,185       $ 1,054 (1)
 LIFO cost reserve . . . . . . . . .     441            24            --
 Insurance reserves. . . . . . . . .   5,087        10,998           106





















                                            (COLUMNS CONTINUED ON NEXT PAGE)

                                  SCHEDULE II
                                 CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1995, 1994 and 1993
                         (In thousands of dollars)

(Columns Continued)

Column A                                Column D            Column E
________                                ________            ________
                                                             Balance
                                                            at End of
Description                             Deductions           Period

____________                            ______________       ________

1995 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (4,181) (2)       $ 4,161
 LIFO cost reserve . . . . . . . . . .         --              1,061
 Insurance reserves. . . . . . . . . .    (16,207)             6,304

1994 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (3,224) (2)       $ 4,207
 LIFO cost reserve . . . . . . . . . .         --                659
 Insurance reserves. . . . . . . . . .    (14,901)             5,341

1993 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (2,794) (2)       $ 3,392
 LIFO cost reserve . . . . . . . . . .         --                465
 Insurance reserves. . . . . . . . . .     (9,145)             7,046


________
(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2) Write-off of uncollectible accounts.


















                                     F-31, Continued