Form 10-Q
period 1995-06-30
AIRGAS INC
filed 1995-08-08
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             June 30, 1995
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at August 1, 1995: 31,159,000 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                                 June 30, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of June 30, 1995
     and March 31, 1995....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended June 30, 1995 and 1994.....................5

Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 1995 and 1994.....................6

Notes to Consolidated Financial Statements.................................7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................11


PART II - OTHER INFORMATION
___________________________

Exhibits and Reports on Form 8-K..........................................15

Signatures................................................................16


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                    June 30,      March 31,
                                                      1995          1995
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $3,867 at June 30,
  1995 and $4,161 at March 31, 1995                  $ 97,174       $ 93,423

Inventories                                            72,350         65,947

Prepaid expenses and other current assets              11,947         10,467
                                                      _______        _______
               Total current assets                   181,471        169,837
                                                      _______        _______

Plant and Equipment, at cost                          492,585        464,983

   Less accumulated depreciation and amortization    (125,466)      (118,715)
                                                      _______        _______
               Plant and equipment, net               367,119        346,268

Other Non-current Assets                               43,135         41,388

Goodwill, net of accumulated amortization of
  $16,038 at June 30, 1995 and $15,094
  at March 31, 1995                                   102,699         88,144
                                                      _______        _______
               Total assets                          $694,424       $645,637
                                                      =======        =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                     June 30,        March 31,
                                                      1995             1995
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 11,108         $ 11,780
Accounts payable, trade                               41,107           43,782
Accrued expenses and other current liabilities        58,183           60,191
                                                     _______          _______
         Total current liabilities                   110,398          115,753
                                                     _______          _______

Long-Term Debt                                       309,398          259,970

Deferred Income Taxes                                 70,347           67,540

Other Non-current Liabilities                         13,390           11,116

Minority Interest in Subsidiaries                      1,938            1,606

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 31,922 and 31,501
   shares issued at June 30, 1995 and
   March 31, 1995, respectively                          319              315

   Capital in Excess of Par Value                     67,461           62,135
   Retained earnings                                 143,094          133,640
   Cumulative Translation Adjustment                    (412)            (469)
   Treasury Stock, 883 and 236 common shares
   at cost at June 30, 1995 and March 31, 1995,
   respectively                                      (21,509)          (5,969)
                                                     _______          _______
       Total stockholders' equity                    188,953          189,652
                                                     _______          _______
       Total liabilities and stockholders' equity   $694,424        $ 645,637
                                                     =======          =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 June 30, 1995              June 30, 1994
                                 __________________         __________________
Net sales:
   Distribution                      $185,634                      $151,512
   Manufacturing                        8,638                         7,950
                                      _______                       _______
         Total net sales              194,272                       159,462
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                    90,921                        74,926
       Manufacturing                    5,736                         5,124
   Selling, distribution and
    administrative expenses            65,137                        55,142
   Depreciation and amortization       10,441                         8,569
                                      _______                       _______
         Total costs and expenses     172,235                       143,761
                                      _______                       _______
Operating income:
   Distribution                        20,479                        14,267
   Manufacturing                        1,558                         1,434
                                      _______                       _______
                                       22,037                        15,701


Interest expense, net                  (5,588)                       (3,731)
Other income, net                         211                           130
Minority interest                        (191)                         (126)
                                      _______                       _______
   Earnings before income taxes        16,469                        11,974

Income taxes                            7,015                         5,185
                                      _______                       _______
Net earnings                         $  9,454                      $  6,789
                                      =======                       =======

Primary and fully diluted
 Earnings per share                  $    .29                      $    .21
                                      =======                       =======
Weighted average shares                32,576                        32,819
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Three Months Ended    Three Months Ended
                                      June 30, 1995         June 30, 1994
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $  9,454               $  6,789
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               10,441                  8,569
   Deferred income taxes                        2,806                  2,377
   Equity in earnings of joint venture           (297)                  (161)
   Loss on sale of plant and equipment              0                      7
   Minority interest in earnings                  191                    126
   Stock issued for employee benefit plan         790                    599
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                      1,534                   (730)
    Inventories                                (1,773)                (1,242)
    Prepaid expenses and other
     current assets                            (1,153)                  (313)
    Accounts payable, trade                    (5,919)                (3,176)
    Accrued expenses and other current
     liabilities                               (1,363)                (1,941)
    Other assets and liabilities, net             598                 (1,540)
                                              _______                _______
    Net cash provided by operating activities  15,309                  9,364
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                         (8,592)                (8,981)
  Proceeds from sale of plant and
   equipment                                      379                    543
  Business acquisitions, net of cash acquired (13,094)                (7,340)
  Other, net                                      198                     96
                                              _______                _______
   Net cash used by investing activities      (21,109)               (15,682)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                     81,336                 30,765
  Repayment of debt                           (60,000)               (25,307)
  Repurchase of treasury stock                (15,540)                     0
  Exercise of options and warrants              1,674                    481
  Net overdraft                                (1,685)                   439
                                              _______                _______
   Net cash provided by financing
    activities                                  5,785                  6,378
                                              _______                _______
EFFECTS OF DISCONTINUED ACTIVITIES, NET            15                    (60)
                                              _______                _______
CHANGE IN CASH                              $      -0-              $     -0-
Cash - beginning of period                         -0-                    -0-
                                              _______                _______
Cash - end of period                        $      -0-              $     -0-
                                              =======                =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   BASIS OF PRESENTATION
      _____________________

      The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company").

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the year ended March 31, 1995.

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at June 30, 1995 and March 31, 1995; the consolidated statements of earnings for the three months ended June 30, 1995 and 1994; and the consolidated statements of cash flows for the three months ended June 30, 1995 and 1994. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1995 to June 30, 1995, the Company has acquired thirteen businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies with annual sales of approximately $40 million.
The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $50 million. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to June 30, 1995, the Company has acquired industrial gas distribution businesses with an aggregate purchase price of approximately $20 million.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                          June 30,                March 31,
                                            1995                    1995
                                          ________                ________

      Finished goods                      $72,275                 $ 65,693
      Raw materials                         1,166                    1,315
                                           _______                 _______
                                           73,441                   67,008

      Less reduction to LIFO cost         ( 1,091)                  (1,061)
                                           _______                 _______
                                          $72,350                 $ 65,947
                                           =======                 =======



(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                           June 30                March 31,
                                            1995                    1995
                                         _____________            _________

    Land and land improvements           $ 18,127                 $ 17,571
    Building and leasehold improvements    46,457                   43,714
    Machinery and equipment, including
     cylinders                            399,311                  376,284
    Transportation equipment               27,209                   25,944
    Construction in progress                1,481                    1,470
                                          _______                  _______
                                         $492,585                 $464,983
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                          June 30                 March 31,
                                            1995                    1995
                                         _____________            _________

    Investment in a joint venture        $  1,601                 $  1,597
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $39.4 million at June 30, 1995
     and $37.4 million at March 31, 1995   33,490                   31,955
    Other assets                            8,044                    7,836
                                          _______                  _______
                                         $ 43,135                 $ 41,388
                                          =======                  =======




(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                          June 30,               March 31,
                                            1995                    1995
                                         _____________            _________

    Cash overdraft                       $  9,953                 $ 11,638
    Insurance payable and related
     reserves                               6,341                    6,304
    Customer cylinder deposits              6,285                    6,242
    Other accrued expenses and current
     liabilities                           35,604                   36,007
                                          _______                  _______
                                         $ 58,183                 $ 60,191
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(7)   EARNINGS PER SHARE
      __________________

      Earnings per share amounts were determined using the treasury stock method.

(8)   COMMITMENTS AND CONTINGENCIES
      _____________________________

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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________

OVERVIEW
________

     The Company's financial results for the quarter ended June 30, 1995 reflect substantial growth compared with the first quarter last year. Net sales of $194.3 million, net earnings of $9.5 million and earnings per share of $.29 represent increases over the prior period of 22%, 39% and 38%, respectively. Net sales increased during the first quarter ended June 30, 1995 over the same period in the prior year primarily due to an increase in same-store distribution sales and the acquisition of industrial gas distribution companies. The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales, an increase in gross profit margins and earnings generated by industrial gas distribution businesses acquired since April 1, 1994.

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 28% to $22.7 million from $17.7 million in 1994. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994
__________________________

      Net sales increased 22% in 1995 compared to 1994:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $185,634          $151,512          $ 34,122
      Manufacturing              8,638             7,950               688
                               _______           _______           _______
                              $194,272          $159,462          $ 34,810
                               =======           =======           =======

      In 1995, distribution sales increased approximately $28.6 million resulting from the acquisition of 34 industrial gas distributors since April 1, 1994 and approximately $5.5 million from same-store sales. The Company estimates that had all acquisitions during the quarter ended June 30, 1995 been consummated on April 1, 1995, distribution sales for 1995 would have been approximately $1 million higher. The increase in same-store sales of approximately 3% is primarily the result of increased volume of hardgoods sales and increases in gas and rental businesses. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for new and existing products and to increase prices. The Company believes that sales of lower margin hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased 8.6% compared to 1994 primarily as a result of an increase in the volume of lower margin exports.

      The increase in distribution gross profit of $18.1 million over 1994, is attributable to increases associated with acquisitions of $13.9 million and same-store gross profit growth of $4.2 million. Approximately 30% of the $4.2 million same-store gross profit growth came from margin improvement and 70% from volume increases. The same-store gross profit growth is attributable to increased hardgoods volumes combined with improved gross margins resulting from the Company's national purchasing arrangements, success of gas marketing programs and improved gas and rental gross margins due to price increases to customers. On a same-store basis, distribution gross margins increased an estimated .8% compared to 1994.

     Selling, distribution and administrative expenses as a percentage of sales decreased to 33.5% compared to 34.6% in 1994. The decrease is a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance costs through improved claims management and reduced incident rates. Through improved management efforts, the Company has also reduced its bad debt expense. Also, certain operating costs, such as occupancy costs, are relatively fixed and did not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 40% in 1995 compared to 1994:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $20,479           $14,267           $ 6,212
      Manufacturing             1,558             1,434               124
                               ______            ______            ______
                              $22,037           $15,701           $ 6,336
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 11% compared to 9.4% in 1994. The improvement in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Manufacturing operating income increased $124 thousand compared to 1994 due to lower production and delivery costs related to calcium carbide and nitrous oxide business, partially offset by an increase in lower margin sales of carbon products.

      Interest expense, net, increased $1.9 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1994, interest costs associated with the repurchase of treasury stock and slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 42.6% of pre-tax earnings in 1995 compared to 43.3% in 1994. The decrease in the effective income tax rate is primarily due to an increase in pre-tax earnings relative to non-deductible goodwill and other basis differences.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings and funds provided by operating activities.

      Cash flows from operating activities totaled $15.3 million in 1995. Depreciation and amortization represent $10.4 million of cash flow from operating activities. Deferred income taxes of $2.8 million principally resulted from temporary differences. Working capital components of cash flow increased $8.7 million as a result of a decrease in accounts receivable offset by an increase in inventory levels to meet increased hardgoods sales volumes and a decrease in trade accounts payable and accrued expenses and other liabilities. Days-sales outstanding and days-supply of inventory levels are comparable to March 31, 1995 levels. Accounts payable decreased $5.9 million due to payments to vendors. Other current liabilities decreased as a result of payouts related to employee profit sharing plans and year-end bonuses offset by an increase in accrued interest, income taxes and insurance.

     Cash used by investing activities totaled $21.1 million in 1995 which was primarily comprised of $8.6 million for capital expenditures and $13.1 million related to acquisitions.

     The Company's use of cash for capital expenditures was partially attributable to the continued assimilation of certain prior period acquisitions which required the Company to make capital expenditures in areas such as combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders rented from third parties. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Financing activities provided cash of $5.8 million in 1995 with total debt outstanding increasing by $48.8 million from March 31, 1995. Debt incurred in connection with the acquisition of industrial gas distribution businesses, including seller notes and assumed notes, totalled $40.5 million.

      The Company has approved a one million share stock repurchase program. Through June 30, 1995, the Company has purchased 883,000 shares at an aggregate cost of $21.5 million. The purchase of additional shares is dependent on prevailing market conditions.

      One of the Company's primary sources of borrowings is an unsecured revolving credit facility with various commercial banks. At June 30, 1995, the facility provided for borrowings up to $250 million, with sub-limits for money market loans, bankers acceptances and the issuance of letters of credit. At June 30, 1995, the Company had approximately $141 million in borrowings under the facility and approximately $38 million committed under letters of credit, resulting in availability under the facility of approximately $71 million. The facility provides for quarterly interest payments payable currently with equal quarterly principal payments beginning in September 1996 and continuing through June 2001.

      The Company also has a $100 million unsecured revolving credit facility with various commercial banks to provide additional availability for the
Company's ongoing acquisition and investment programs.   The facility
currently bears interest at the Libor rate plus an applicable margin and matures on July 1, 1996. On June 30, 1995, the Company had approximately $75 million in borrowings under the facility resulting in availability under the facility of approximately $25 million. The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $250 million revolving credit facility in August, 1995, which will have terms and conditions similar to its existing $250 million facility.

      At June 30, 1995, the effective interest rate related to outstanding borrowings under credit lines was approximately 6.5%.

      The Company's loan agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and the level of dividend payments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into thirteen interest rate swap agreements during the period from June, 1992 through June 30, 1995. The swap agreements are with major financial institutions and have a total notional principal amount of $142 million at June 30, 1995. Approximately $123 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 7.3% for remaining periods ranging between 2 and 7 years. Two swap agreements require floating rates ($19.5 million notional amount at 6.5% at June 30, 1995). The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments through cash flow from operations and with debt and other available sources. Subsequent to June 30, 1995, the Company has acquired industrial gas distribution businesses with an aggregate purchase price of approximately $20 million.

      The Company does not currently pay dividends.

                                 AIRGAS, INC.


PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

      None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 7, 1995                          /s/ Britton H. Murdoch
______________                           _______________________
Date                                     Britton H. Murdoch
                                         Vice President and
                                         Chief Financial Officer