Form 10-Q
period 1995-09-30
AIRGAS INC
filed 1995-11-07
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             September 30, 1995
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at November 1, 1995: 31,506,000 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                              September 30, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of September 30, 1995
     and March 31,1995.....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended September 30, 1995 and 1994................5

Consolidated Statements of Earnings
     for the Six Months Ended September 30, 1995 and 1994..................6

Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 1995 and 1994..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................12


PART II - OTHER INFORMATION
___________________________

Submission of Matters to a Vote of Security Holders.......................19

Exhibits and Reports on Form 8-K..........................................20

Signatures................................................................21


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  September 30,   March 31,
                                                      1995          1995
                                                   (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Trade receivables, less allowance for
doubtful accounts of $3,647 at September 30,
1995 and $4,161 at March 31, 1995                    $103,412       $ 93,423

Inventories                                            74,837         65,947

Prepaid expenses and other current assets              15,143         10,467
                                                      _______        _______
               Total current assets                   193,392        169,837
                                                      _______        _______

Plant and equipment, at cost                          516,497        464,983

   Less accumulated depreciation and amortization    (132,312)      (118,715)
                                                      _______        _______
               Plant and equipment, net               384,185        346,268

Other non-current assets                               49,810         41,388

Goodwill, net of accumulated amortization of
   $17,066 at September 30, 1995 and $15,094
   at March 31, 1995                                  109,717         88,144
                                                      _______        _______
               Total assets                          $737,104       $645,637
                                                      =======        =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                   September 30,     March 31,
                                                       1995            1995
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 11,436         $ 11,780
Accounts payable, trade                               39,530           43,782
Accrued expenses and other current liabilities        60,448           60,191
                                                     _______          _______
         Total current liabilities                   111,414          115,753
                                                     _______          _______

Long-term debt                                       327,397          259,970

Deferred income taxes                                 73,816           67,540

Other non-current liabilities                         14,696           11,116

Minority interest in subsidiaries                      1,427            1,606

Stockholders' equity
   Common stock $.01 par value, 200,000 shares
   authorized, 32,440 and 31,501
   shares issued at September 30, 1995 and
   March 31, 1995, respectively                          324              315

   Capital in excess of par value                     77,411           62,135
   Retained earnings                                 152,429          133,640
   Cumulative translation adjustment                    (301)            (469)
   Treasury stock, 883 and 236 common shares
   at cost at September 30, 1995 and
   March 31, 1995, respectively                      (21,509)          (5,969)
                                                     _______          _______
       Total stockholders' equity                    208,354          189,652
                                                     _______          _______
       Total liabilities and stockholders' equity   $737,104        $ 645,637
                                                     =======          =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 September 30, 1995         September 30, 1994
                                 __________________         __________________
Net sales:
   Distribution                      $190,456                      $156,925
   Manufacturing                        8,574                         8,061
                                      _______                       _______
         Total net sales              199,030                       164,986
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                    93,424                        77,151
       Manufacturing                    5,293                         5,144
    Selling, distribution and
    administrative expenses            66,997                        56,624
   Depreciation and amortization       11,172                         8,952
                                      _______                       _______
         Total costs and expenses     176,886                       147,871
                                      _______                       _______
Operating income:
   Distribution                        20,260                        15,499
   Manufacturing                        1,884                         1,616
                                      _______                       _______
                                       22,144                        17,115


Interest expense, net                  (5,867)                       (3,921)
Other income, net                         155                            90
Minority interest                        (174)                         (127)
                                      _______                       _______
   Earnings before income taxes        16,258                        13,157

Income taxes                            6,923                         5,697
                                      _______                       _______
Net earnings                         $  9,335                      $  7,460
                                      =======                       =======

Earnings per share                   $    .29                      $    .23
                                      =======                       =======
Weighted average shares                32,676                        32,989
                                      =======                       =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Six Months Ended           Six Months Ended
                                 September 30, 1995         September 30, 1994
                                 __________________         __________________
Net sales:
   Distribution                      $376,090                      $308,437
   Manufacturing                       17,212                        16,011
                                      _______                       _______
         Total net sales              393,302                       324,448
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                   184,345                       152,077
       Manufacturing                   11,029                        10,268
    Selling, distribution and
    administrative expenses           132,134                       111,766
   Depreciation and amortization       21,613                        17,521
                                      _______                       _______
         Total costs and expenses     349,121                       291,632
                                      _______                       _______
Operating income:
   Distribution                        40,739                        29,766
   Manufacturing                        3,442                         3,050
                                      _______                       _______
                                       44,181                        32,816


Interest expense, net                 (11,455)                       (7,652)
Other income, net                         366                           220
Minority interest                        (365)                         (253)
                                      _______                       _______
   Earnings before income taxes        32,727                        25,131

Income taxes                           13,938                        10,882
                                      _______                       _______
Net earnings                         $ 18,789                      $ 14,249
                                      =======                       =======

Earnings per share                   $    .58                      $    .43
                                      =======                       =======
Weighted average shares                32,606                        32,922
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Six Months Ended      Six Months Ended
                                      September 30, 1995    September 30, 1994
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 18,789               $ 14,249
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               21,613                 17,521
   Deferred income taxes                        5,924                  4,897
   Equity in earnings of joint venture           (683)                  (377)
   Loss on sale of plant and equipment             13                     48
   Minority interest in earnings                  365                    253
   Stock issued for employee benefit plan       1,603                  1,230
  Changes in assets and liabilities,
   excluding effects of business acquisitions:
    Trade receivables, net                     (1,777)                (1,371)
    Inventories                                  (632)                (2,350)
    Prepaid expenses and other
     current assets                            (3,876)                  (612)
    Accounts payable, trade                    (8,943)                (3,908)
    Accrued expenses and other current
     liabilities                                1,403                 (2,995)
    Other assets and liabilities, net            (766)                (4,280)
                                              _______                _______
    Net cash provided by operating activities  33,033                 22,305
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (19,414)               (18,067)
  Proceeds from sale of plant and equipment     1,501                  1,195
  Business acquisitions, net of cash acquired (35,163)               (37,549)
  Other, net                                     (472)                   201
                                              _______                _______
   Net cash used by investing activities      (53,548)               (54,220)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    303,305                138,131
  Repayment of debt                          (268,857)              (108,857)
  Repurchase of treasury stock                (15,540)                     0
  Exercise of options and warrants              2,991                    818
  Net overdraft                                (1,709)                 1,270
  Dividend from joint venture                     293                    550
                                              _______                _______
   Net cash provided by financing
    activities                                 20,483                 31,912
                                              _______                _______
EFFECTS OF DISCONTINUED ACTIVITIES, NET            32                      3
                                              _______                _______
CHANGE IN CASH                              $      -0-              $     -0-
Cash - beginning of period                         -0-                    -0-
                                              _______                _______
Cash - end of period                        $      -0-              $     -0-
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at September 30, 1995 and March 31, 1995; the consolidated statements of earnings for the three and six months ended September 30, 1995 and 1994; and the consolidated statements of cash flows for the six months ended September 30, 1995 and 1994. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1995 to October 31, 1995, the Company has acquired twenty-three businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies with annual sales of approximately $90 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $99 million. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                        September 30,             March 31,
                                           1995                    1995
                                          ________                ________

      Finished goods                      $74,571                 $ 65,693
      Raw materials                         1,387                    1,315
                                           _______                 _______
                                           75,958                   67,008

      Less reduction to LIFO cost         ( 1,121)                  (1,061)
                                           _______                 _______
                                          $74,837                 $ 65,947
                                           =======                 =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                         September 30,            March 31,
                                            1995                    1995
                                         _____________            _________

    Land and land improvements           $ 18,597                 $ 17,571
    Building and leasehold improvements    47,627                   43,714
    Machinery and equipment, including
     cylinders                            418,000                  376,284
    Transportation equipment               29,585                   25,944
    Construction in progress                2,688                    1,470
                                          _______                  _______
                                         $516,497                 $464,983
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                        September 30,             March 31,
                                            1995                    1995
                                         _____________            _________

    Investment in a joint venture        $  1,987                 $  1,597
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $41.6 million at September 30, 1995
     and $37.4 million at March 31, 1995   38,435                   31,955
    Other assets                            9,388                    7,836
                                          _______                  _______
                                         $ 49,810                 $ 41,388
                                          =======                  =======




(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                         September 30,            March 31,
                                            1995                    1995
                                         _____________            _________

    Cash overdraft                       $  9,929                 $ 11,638
    Insurance payable and related
     reserves                               6,250                    6,304
    Customer cylinder deposits              6,501                    6,242
    Other accrued expenses and current
     liabilities                           37,768                   36,007
                                          _______                  _______
                                         $ 60,448                 $ 60,191
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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

     The Company's financial results for the second quarter ended September 30, 1995 reflect substantial growth compared with the same quarter in the prior year. Net sales of $199.0 million, net earnings of $9.3 million and earnings per share of $.29 represent increases over the prior period of 21%, 25% and 26%, respectively. Net sales increased during the second quarter ended September 30, 1995 over the same period in the prior year primarily due to the acquisition of industrial gas distribution companies and an increase in same-store distribution sales. Same-store sales increased 2% compared to the second quarter last year. July sales were weak due to a sluggish economy and prolonged hot, dry weather throughout most of the country. Sales rebounded during the latter half of August and September.

     The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales and an increase in gross profit margins and earnings generated by industrial gas distribution businesses acquired since July 1, 1994.

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 25% to $23.6 million from $18.9 million in the second quarter last year. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994
_____________________________________
      Net sales increased 21% during the quarter ended September 30, 1995 compared to the same quarter in the prior year:

(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $190,456          $156,925          $ 33,531
      Manufacturing              8,574             8,061               513
                               _______           _______           _______
                              $199,030          $164,986          $ 34,044
                               =======           =======           =======

      For the quarter ended September 30, 1995, distribution sales increased approximately $30.6 million resulting from the acquisition of 40 industrial gas distributors since July 1, 1994 and approximately $2.9 million from same-store sales. The Company estimates that had all acquisitions during the quarter ended September 30, 1995 been consummated on July 1, 1995, distribution sales for the second quarter ended September 30, 1995 would have been approximately $3.3 million higher. The increase in same-store sales of approximately 2% is primarily the result of increased volume of gas and rental businesses. Hardgoods same-store sales were flat. The Company estimates same-store sales based on a comparison of current period sales to the prior

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. The Company believes that sales of lower margin hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased 6.4% during the quarter ended September 30, 1995 compared to the same quarter in the prior year primarily as a result of an increase in the demand for carbon products and nitrous oxide.

      The increase in distribution gross profit of $17.3 million over 1994, is attributable to increases associated with acquisitions of $14.7 million and same-store gross profit growth of $2.6 million. The majority of the $2.6 million same-store gross profit growth came from volume growth in gas and rent revenues. Gas and rent volumes have increased due to the success of gas marketing programs, principally small bulk and specialty gases. On a same-store basis, distribution gross margins increased an estimated 0.2% compared to 1994. This increase is due to improved hardgoods gross margin from the Company's national purchasing program as well as improved gas and rent gross margins. Lower margin bulk gases have offset some margin improvements.

     Selling, distribution and administrative expenses as a percentage of sales decreased to 33.7% compared to 34.3% in 1994. The decrease is a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance costs through improved claims management and reduced incident rates. Through improved management efforts, the Company has also reduced its bad debt expense. Also, certain operating costs, such as occupancy costs, are relatively fixed and did not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 29% during the quarter ended September 30, 1995 compared to the same quarter in the prior year:

(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $20,260           $15,499           $ 4,761
      Manufacturing             1,884             1,616               268
                               ______            ______            ______
                              $22,144           $17,115           $ 5,029
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.6% during the second quarter ended September 30, 1995 compared to 9.9% in the same quarter in the prior year. The improvement in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Manufacturing operating income increased $268 thousand compared to 1994 due to strong demand for carbon products and nitrous oxide during the second quarter ended September 30, 1995.

      Interest expense, net, increased $1.9 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since July 1, 1994, interest costs associated with the repurchase of treasury stock and slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994
__________________________

      Net sales increased 21% during the six months ended September 30, 1995 compared to the same period in the prior year:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $376,090          $308,437          $ 67,653
      Manufacturing             17,212            16,011             1,201
                               _______           _______           _______
                              $393,302          $324,448          $ 68,854
                               =======           =======           =======

      For the six months ended September 30, 1995, distribution sales increased approximately $59.2 million resulting from the acquisition of 45 industrial gas distributors since April 1, 1994 and approximately $8.4 million from same-store sales. The Company estimates that had all acquisitions during the six months ended September 30, 1995 been consummated on April 1, 1995, distribution sales for the six months ended September 30, 1995 would have been approximately $12.0 million higher. The increase in same-store sales of approximately 2% is primarily the result of increased volume of hardgoods sales and increases in gas and rental business. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. The Company believes that sales of lower margin hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased 7.5% compared to 1994 primarily as a result of an increase in the volume of lower margin exports and increased demand for carbon products and nitrous oxide.

      The increase in distribution gross profit of $35.4 million over 1994, is attributable to increases associated with acquisitions of $28.6 million and same-store gross profit growth of $6.8 million. The same-store gross profit growth is attributable to increased hardgoods volumes combined with improved gross margins resulting from the Company's national purchasing arrangements, success of gas marketing programs and improved gas and rental gross margins due to price increases to customers. On a same-store basis, distribution gross margins increased an estimated 0.5% for the six months ended September 30, 1995 compared to the same period in the prior year.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Selling, distribution and administrative expenses as a percentage of sales decreased to 33.6% compared to 34.4% in 1994. The decrease is a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance costs through improved claims management and reduced incident rates. Through improved management efforts, the Company has also reduced its bad debt expense. Also, certain operating costs, such as occupancy costs, are relatively fixed and did not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 35% during the six months ended September 30, 1995 compared to the same period in the prior year:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $40,739           $29,766           $10,973
      Manufacturing             3,442             3,050               392
                               ______            ______            ______
                              $44,181           $32,816           $11,365
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.8% compared to 9.7% in 1994. The improvement in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

      Manufacturing operating income increased $392 thousand compared to 1994 due to increased demand for carbon products and nitrous oxide, lower production and delivery costs related to the calcium carbide and nitrous oxide business, partially offset by an increase in lower margin sales of carbon products.

      Interest expense, net, increased $3.8 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1994, interest costs associated with the repurchase of treasury stock and slightly higher interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

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

      Cash flows from operating activities totaled $33.0 million for the six months ended September 30, 1995. Depreciation and amortization represent $21.6 million of cash flow from operating activities. Deferred income taxes of $5.9 million principally resulted from temporary differences. Working capital components of cash flow increased $13.8 million as a result of an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in trade accounts payable, offset by an increase in accrued expenses and other current liabilities. Days-sales outstanding and days-supply of inventory levels have increased slightly from March 31, 1995 levels, principally due to fiscal 1996 acquisitions. Accounts payable decreased $8.9 million due to payments to vendors. Other current liabilities increased due to accrued interest, income taxes and insurance.

     Cash used by investing activities totaled $53.5 million for the six months ended September 30, 1995 which was primarily comprised of $19.4 million for capital expenditures and $35.1 million related to acquisitions.

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

      Financing activities provided cash of $20.5 million for the six months ended September 30, 1995 with total debt outstanding increasing by $67.1 million from March 31, 1995. Debt incurred in connection with the acquisition of industrial gas distribution businesses, including seller notes and assumed notes, totalled $67.8 million.

      In January, 1995, the Company approved a one million share stock repurchase program. Through October 25, 1995, the Company has purchased one million shares at an aggregate cost of $24.3 million.

      On October 27, 1995, the Company announced an additional one million share stock repurchase program. Through November 3, 1995, the Company has purchased 170,400 shares at an aggregate cost of $4.4 million shares under this program. The purchase of shares is dependent on prevailing market conditions.

      The Company's primary source of borrowing is an unsecured revolving credit facility with various commercial banks. On August 10, 1995, the Company amended and increased this facility from $250 million to $375 million, and terminated a $100 million bank revolving credit facility which was established in November 1994. At September 30, 1995, the bank facility provided for borrowings up to $375 million, with sub-limits

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for money market loans, bankers acceptances and the issuance of letters of credit. At September 30, 1995, the Company had approximately $238 million in borrowings under the facility and approximately $45 million committed under letters of credit, resulting in availability under the facility of approximately $92 million.

      At September 30, 1995, the effective interest rate related to outstanding borrowings under credit lines was approximately 6.29%.

      The Company's loan agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and the level of dividend payments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into thirteen interest rate swap agreements during the period from June 1992 through March 31, 1995. The swap agreements are with major financial institutions and have a total notional principal amount of $146 million at September 30, 1995. Approximately $126 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.97% for remaining periods ranging between 2 and 7 years. Two swap agreements require floating rates ($19.5 million notional amount at 6.0% at September 30, 1995). The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain stock acquisition candidates and other available sources. Subsequent to September 30, 1995, through October 31, 1995, the Company has acquired two industrial gas distribution businesses with an aggregate purchase price of approximately $14 million.

      The Company does not currently pay dividends.

OTHER
_____

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 15, 1995. This statement provides guidance for the recognition of impaiment losses related to long-lived assets such as property, plant and equipment, and certain intangibles and related goodwill for (1) assets to be held and used and (2) assets to be disposed of. Management has not yet determined the impact of the adoption of this statement.

      The FASB has issued Statement of Financial Accounting Standards No. 123
- "Accounting for Stock - Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to all transactions in which an entity acquires goods or services by issuing its equity instruments. Management has not yet determined the impact of the adoption of this statement.

                                 AIRGAS, INC.


PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 7, 1995, the Registrant held its Annual Meeting of Stockholders. The stockholders voted to elect three members to the Board of Directors, to approve an amendment to the Company's Certificate of Incorporation to limit the potential liability of the directors for monetary damages for certain acts or omissions, to approve an amendment to the Company's Amended and Restated 1984 Stock Option Plan, to approve the Company's Management Incentive Plan and to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1996.

     Elected to the Board of Directors were W. Thacher Brown (27,223,602 shares voted for election and 18,614 shares were withheld), Frank B. Foster, III (27,226,350 shares voted for election and 15,866 shares were withheld) and Peter McCausland (27,080,188 shares voted for election and 162,028 shares were withheld). In addition to the board members elected at the Annual Meeting, the following are directors whose terms in office as directors continued after the meeting; James M. Hoak, Jr., John A.H. Shober, Merril L. Stott, Erroll C. Sult, Robert E. Naylor, Jr. and Robert L. Yohe.

     Also at the Annual Meeting, 25,940,951 shares voted to approve the amendment to the Company's Certificate of Incorporation, with 819,905 shares voting against the amendment and 481,360 shares abstaining. Second, 21,631,072 shares voted to approve the amendment to the Company's Amended and Restated 1984 Stock Option Plan, with 5,558,923 shares voting against the amendment and 52,221 shares abstaining. Next, 22,633,240 shares voted to approve the Airgas Management Incentive Plan, with 368,035 shares voting against the proposal, 44,099 shares abstaining and 4,196,842 broker no votes. Additionally, 27,210,522 shares voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors, with 17,153 shares voting against the ratification and 14,541 shares abstaining.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995.

      4.1 Seventh Amended and Restated Loan Agreement dated August 10, 1995 between Airgas, Inc. certain banks and NationsBank of North Carolina, N.A. ($375,000,000 credit facility).

      10.1 Amended and Restated 1984 Stock Option Plan (as amended effective May 22, 1995)

      10.2 Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) (As amended through August 7, 1995)

      10.3 Airgas, Inc. Management Incentive Plan

      11   Calculation of earnings per share

b.    Reports on Form 8-K
      ___________________

      None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 7, 1995                          /s/Britton H. Murdoch
_________________                         _______________________
Date                                      Britton H. Murdoch
                                          Vice President and
                                          Chief Financial Officer