Form 10-Q
period 1995-12-31
AIRGAS INC
filed 1996-02-07
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             December 31, 1995
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at February 1, 1996: 31,785,427 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                              December 31, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of December 31, 1995
     and March 31,1995.....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended December 31, 1995 and 1994................5

Consolidated Statements of Earnings
     for the Nine Months Ended December 31, 1995 and 1994..................6

Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 1995 and 1994..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................12


PART II - OTHER INFORMATION
___________________________

Exhibits and Reports on Form 8-K..........................................19

Signatures................................................................20


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  December 31,    March 31,
                                                      1995          1995
                                                   (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Trade receivables, less allowance for
doubtful accounts of $3,820 at December 31,
1995 and $4,161 at March 31, 1995                    $105,737       $ 93,423

Inventories                                            79,796         65,947

Prepaid expenses and other current assets              15,094         10,467
                                                      _______        _______
               Total current assets                   200,627        169,837
                                                      _______        _______

Plant and equipment, at cost                          540,330        464,983

   Less accumulated depreciation and amortization    (144,331)      (118,715)
                                                      _______        _______
               Plant and equipment, net               395,999        346,268

Other non-current assets                               52,068         41,388

Goodwill, net of accumulated amortization of
   $18,170 at December 31, 1995 and $15,094
   at March 31, 1995                                  116,137         88,144
                                                      _______        _______
               Total assets                          $764,831       $645,637
                                                      =======        =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                   December 31,      March 31,
                                                       1995            1995
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 11,715         $ 11,780
Accounts payable, trade                               40,737           43,782
Accrued expenses and other current liabilities        62,736           60,191
                                                     _______          _______
         Total current liabilities                   115,188          115,753
                                                     _______          _______

Long-term debt                                       334,176          259,970

Deferred income taxes                                 76,766           67,540

Other non-current liabilities                         15,511           11,116

Minority interest in subsidiaries                      1,554            1,606

Stockholders' equity
   Common stock $.01 par value, 200,000 shares
   authorized, 32,911 and 31,501
   shares issued at December 31, 1995 and
   March 31, 1995, respectively                          329              315

   Capital in excess of par value                     88,383           62,135
   Retained earnings                                 162,246          133,640
   Cumulative translation adjustment                    (406)            (469)
   Treasury stock, 1,178 and 236 common shares
   at cost at December 31, 1995 and
   March 31, 1995, respectively                      (28,916)          (5,969)
                                                     _______          _______
       Total stockholders' equity                    221,636          189,652
                                                     _______          _______
       Total liabilities and stockholders' equity   $764,831        $ 645,637
                                                     =======          =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended        Three Months Ended
                                 December 31, 1995         December 31, 1994
                                __________________         __________________
Net sales:
   Distribution                      $199,066                      $165,582
   Manufacturing                        9,483                         8,530
                                      _______                       _______
         Total net sales              208,549                       174,112
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                    97,504                        80,809
       Manufacturing                    6,343                         5,716
    Selling, distribution and
    administrative expenses            69,812                        59,276
   Depreciation and amortization       11,906                         9,734
                                      _______                       _______
         Total costs and expenses     185,565                       155,535
                                      _______                       _______
Operating income:
   Distribution                        21,303                        17,101
   Manufacturing                        1,681                         1,476
                                      _______                       _______
                                       22,984                        18,577


Interest expense, net                  (6,305)                       (4,869)
Other income, net                         290                           189
Minority interest                        (127)                         (159)
                                      _______                       _______
   Earnings before income taxes        16,842                        13,738

Income taxes                            7,025                         5,948
                                      _______                       _______
Net earnings                         $  9,817                      $  7,790
                                      =======                       =======

Earnings per share                   $    .30                      $    .24
                                      =======                       =======
Weighted average shares                33,100                        33,050
                                      =======                       =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Nine Months Ended         Nine Months Ended
                                 December 31, 1995         December 31, 1994
                                __________________         __________________
Net sales:
   Distribution                      $575,156                      $474,019
   Manufacturing                       26,695                        24,541
                                      _______                       _______
         Total net sales              601,851                       498,560
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                   281,849                       232,886
       Manufacturing                   17,372                        15,984
    Selling, distribution and
    administrative expenses           201,946                       171,042
   Depreciation and amortization       33,519                        27,255
                                      _______                       _______
         Total costs and expenses     534,686                       447,167
                                      _______                       _______
Operating income:
   Distribution                        62,042                        46,867
   Manufacturing                        5,123                         4,526
                                      _______                       _______
                                       67,165                        51,393


Interest expense, net                 (17,760)                      (12,521)
Other income, net                         656                           409
Minority interest                        (492)                         (412)
                                      _______                       _______
   Earnings before income taxes        49,569                        38,869

Income taxes                           20,963                        16,830
                                      _______                       _______
Net earnings                         $ 28,606                      $ 22,039
                                      =======                       =======

Earnings per share                   $    .87                      $    .67
                                      =======                       =======
Weighted average shares                32,900                        32,990
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Nine Months Ended     Nine Months Ended
                                      December 31, 1995     December 31, 1994
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 28,606               $ 22,039
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               33,519                 27,255
   Deferred income taxes                        8,874                  7,573
   Equity in earnings of unconsolidated
    affiliates                                 (1,036)                  (543)
   (Gain) Loss on sale of plant and equipment    (202)                    26
   Minority interest in earnings                  492                    412
   Stock issued for employee benefit plan       2,459                  1,947
  Changes in assets and liabilities,
   excluding effects of business acquisitions:
    Trade receivables, net                       (418)                (1,772)
    Inventories                                (2,291)                (3,068)
    Prepaid expenses and other current assets  (3,710)                  (991)
    Accounts payable, trade                    (9,727)                (4,366)
    Accrued expenses and other current
     liabilities                                3,091                    184
    Other assets and liabilities, net          (1,580)                (3,453)
                                              _______                _______
    Net cash provided by operating activities  58,077                 45,243
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (28,680)               (25,185)
  Proceeds from sale of plant and equipment     2,871                  1,641
  Business acquisitions, net of cash acquired (48,681)               (76,975)
  Purchase of temporary investment                  0                (16,904)
  Dividend from joint venture                     652                    550
  Other, net                                     (422)                  (250)
                                              _______                _______
   Net cash used by investing activities      (74,260)              (117,123)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    443,106                308,869
  Repayment of debt                          (406,857)              (240,857)
  Repurchase of Airgas, Inc. common stock     (22,947)                     0
  Exercise of options and warrants              3,490                    922
  Net overdraft                                  (665)                 2,948
                                              _______                _______
   Net cash provided by financing
    activities                                 16,127                 71,882
                                              _______                _______
EFFECTS OF DISCONTINUED ACTIVITIES, NET            56                     (2)
                                              _______                _______
CHANGE IN CASH                              $      -0-              $     -0-
Cash - beginning of period                         -0-                    -0-
                                              _______                _______
Cash - end of period                        $      -0-              $     -0-
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at December 31, 1995 and March 31, 1995; the consolidated statements of earnings for the three and nine months ended December 31, 1995 and 1994; and the consolidated statements of cash flows for the nine months ended December 31, 1995 and 1994. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1995 to December 31, 1995, the Company acquired twenty-nine businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies with annual sales of approximately $102 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $115 million and includes cash and real estate acquired of $1.5 million and $4.8 million, respectively. Subsequent to December 31, 1995, through February 1, 1996, the Company acquired six industrial gas distribution businesses with an aggregate purchase price of approximately $88 million. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                        December 31,             March 31,
                                           1995                    1995
                                          ________                ________

      Finished goods                      $79,553                 $ 65,693
      Raw materials                         1,394                    1,315
                                           ______                   ______
                                           80,947                   67,008

      Less reduction to LIFO cost         ( 1,151)                  (1,061)
                                           _______                 _______
                                          $79,796                 $ 65,947
                                           =======                 =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                         December 31,            March 31,
                                            1995                    1995
                                         _____________            _________

    Land and land improvements           $ 18,731                 $ 17,571
    Building and leasehold improvements    50,336                   43,714
    Machinery and equipment, including
     cylinders                            438,074                  376,284
    Transportation equipment               30,838                   25,944
    Construction in progress                2,351                    1,470
                                          _______                  _______
                                         $540,330                 $464,983
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                         December 31,             March 31,
                                            1995                    1995
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $  9,152                 $  5,473
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $44.0 million at December 31, 1995
     and $37.4 million at March 31, 1995   38,747                   31,955
    Other assets                            4,169                    3,960
                                          _______                  _______
                                         $ 52,068                 $ 41,388
                                          =======                  =======




(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                         December 31,            March 31,
                                            1995                    1995
                                         _____________            _________

    Cash overdraft                       $ 10,973                 $ 11,638
    Insurance payable and related
     reserves                               5,652                    6,304
    Customer cylinder deposits              6,547                    6,242
    Other accrued expenses and current
     liabilities                           39,564                   36,007
                                          _______                  _______
                                         $ 62,736                 $ 60,191
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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

     The Company's financial results for the third quarter ended December 31, 1995 reflect substantial growth compared with the same quarter in the prior year. Net sales of $208.5 million, net earnings of $9.8 million and earnings per share of $.30 represent increases over the prior period of 20%, 26% and 25%, respectively. Net sales increased during the third quarter ended December 31, 1995 over the same period in the prior year primarily due to the acquisition of industrial gas distribution companies and an increase in same-store distribution sales. Same-store sales increased approximately 2% compared to the third quarter last year. Growth in October was followed by a slowdown in November and December. A soft economy, combined with inclement weather and the federal government shutdown have held down same-store sales growth. Continued softness in the economy, and other factors, including the continued federal government shutdown and the impact of January weather, may impact same-store sales growth and earnings in the fourth quarter.

     The increase in net earnings was primarily due to an increase in gross profit margins and earnings generated by industrial gas distribution businesses acquired since October 1, 1994 and an increase in gross profits from higher same-store distribution sales.

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 22% to $24.7 million from $20.2 million in the third quarter last year. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

RESULTS OF OPERATIONS: THREE MONTHS ENDED December 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994
_____________________________________
      Net sales increased 20% during the quarter ended December 31, 1995 compared to the same quarter in the prior year:

(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $199,066          $165,582          $ 33,484
      Manufacturing              9,483             8,530               953
                               _______           _______           _______
                              $208,549          $174,112          $ 34,437
                               =======           =======           =======

      For the quarter ended December 31, 1995, distribution sales increased approximately $30.4 million resulting from the acquisition of 49 industrial gas distributors since October 1, 1994 and approximately $3.1 million from same-store sales. The Company estimates that had all acquisitions during the quarter ended December 31, 1995 been consummated on October 1, 1995, distribution sales for the third quarter ended December 31, 1995 would have

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

been approximately $2.0 million higher. The increase in same-store sales of approximately 2% was the result of slightly higher prices and increased volume of gas and rental businesses. Hardgoods same-store sales were flat. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is primarily dependent on the economy, and to a lesser extent, the Company's ability to expand markets for new and existing products and to increase prices. The Company believes that sales of lower margin hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased 11% during the quarter ended December 31, 1995 compared to the same quarter in the prior year primarily as a result of an increase in the demand for carbon products and nitrous oxide.

      The increase in distribution gross profit of $16.8 million over 1994 was attributable to increases associated with acquisitions of $14.2 million and same-store gross profit growth of $2.6 million. The majority of the $2.6 million same-store gross profit growth came from higher prices and volume growth in gas and rent revenues. Higher gas and rent volumes were partially attributable to the success of gas marketing programs, principally small bulk and specialty gases. On a same-store basis, distribution gross margins increased an estimated 0.3% compared to 1994 primarily due to improved gas and rent gross margins. Lower margin bulk gases partially offset some margin improvements.

     Selling, distribution and administrative expenses as a percentage of sales decreased to 33.5% compared to 34.0% in 1994. The decrease was a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance costs through improved claims management and reduced incident rates. Through improved management efforts, the Company has also reduced its bad debt expense. Also, certain operating costs, such as occupancy costs, are relatively fixed and do not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 24% during the quarter ended December 31, 1995 compared to the same quarter in the prior year:

(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $21,303           $17,101           $ 4,202
      Manufacturing             1,681             1,476               205
                               ______            ______            ______
                              $22,984           $18,577           $ 4,407
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.7% during the third quarter ended December 31, 1995 compared to 10.3% in the same quarter in the prior year. The improvement in distribution operating income in 1995 was a result of the increase in gross

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

      Manufacturing operating income increased $205 thousand compared to 1994 due to strong demand for carbon products and nitrous oxide during the third quarter ended December 31, 1995.

      Interest expense, net, increased $1.4 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since October 1, 1994, interest costs associated with the repurchase of Company common stock and slightly higher interest rates, offset by cash flow before acquisitions. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.7% of pre-tax earnings in 1995 compared to 43.3% in 1994. The decrease in the effective income tax rate was primarily due to an increase in pre-tax earnings relative to non-deductible goodwill and other basis differences and as a result of the implementation of certain state tax planning strategies.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994
____________________________________

      Net sales increased 21% during the nine months ended December 31, 1995 compared to the same period in the prior year:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $575,156          $474,019          $101,137
      Manufacturing             26,695            24,541             2,154
                               _______           _______           _______
                              $601,851          $498,560          $103,291
                               =======           =======           =======

      For the nine months ended December 31, 1995, distribution sales increased approximately $89.6 million resulting from the acquisition of 56 industrial gas distributors since April 1, 1994 and approximately $11.5 million from same-store sales. The Company estimates that had all acquisitions during the nine months ended December 31, 1995 been consummated on April 1, 1995, distribution sales for the nine months ended December 31, 1995 would have been approximately $34.4 million higher. The increase in same-store sales of approximately 2% was primarily the result of increased volume of hardgoods sales and increases in gas and rents. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. The Company believes that sales of lower margin hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased 9% compared to 1994 primarily as a result of an increase in the volume of lower margin exports and increased demand for carbon products and nitrous oxide.

      The increase in distribution gross profit of $52.2 million over 1994, was attributable to increases associated with acquisitions of $42.8 million and same-store gross profit growth of $9.4 million. The same-store gross profit growth was attributable to increased hardgoods volumes combined with improved gross margins resulting from the Company's national purchasing arrangements, success of gas marketing programs and improved gas and rental gross margins. On a same-store basis, distribution gross margins increased an estimated 0.5% for the nine months ended December 31, 1995 compared to the same period in the prior year.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Selling, distribution and administrative expenses as a percentage of sales decreased to 33.6% compared to 34.3% in 1994. The decrease was a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance costs through improved claims management and reduced incident rates. Through improved management efforts, the Company has also reduced its bad debt expense. Also, certain operating costs, such as occupancy costs, are relatively fixed and did not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 31% during the nine months ended December 31, 1995 compared to the same period in the prior year:


(in thousands)
                                1995              1994            Increase
                                ____              ____            __________

      Distribution            $62,042           $46,867           $15,175
      Manufacturing             5,123             4,526               597
                               ______            ______            ______
                              $67,165           $51,393           $15,772
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.8% compared to 9.9% in 1994. The improvement in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

      Manufacturing operating income increased $597 thousand compared to 1994 due to increased demand for carbon products and nitrous oxide, lower production and delivery costs related to the calcium carbide and nitrous oxide business, partially offset by an increase in lower margin sales of carbon products.

      Interest expense, net, increased $5.2 million compared to 1994 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1994, interest costs associated with the repurchase of Company common stock and slightly higher interest rates, offset by cash flow before acquisitions. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 42.3% of pre-tax earnings in 1995 compared to 43.3% in 1994. The decrease in the effective income tax rate was primarily due to an increase in pre-tax earnings relative to non-deductible goodwill and other basis differences and as a result of the implementation of certain state tax planning strategies.

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

      Cash flows from operating activities totaled $58.1 million for the nine months ended December 31, 1995. Depreciation and amortization represent $33.5 million of cash flow from operating activities. Deferred income taxes of $8.9 million principally resulted from temporary differences. Working capital components of cash flow increased $13.1 million as a result of an increase in accounts receivable, inventories, prepaid expenses and other current assets and a decrease in trade accounts payable, offset by an increase in accrued expenses and other current liabilities. Days-sales outstanding and days-supply of inventory levels have increased slightly from March 31, 1995 levels, principally due to fiscal 1996 acquisitions. Accounts payable decreased $9.7 million due to payments to vendors. Other current liabilities have increased due to accrued interest, income taxes and real estate taxes.

     Cash used by investing activities totaled $74.3 million for the nine months ended December 31, 1995 which was primarily comprised of $28.7 million for capital expenditures and $48.7 million related to acquisitions.

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

      Financing activities provided cash of $16.1 million for the nine months ended December 31, 1995 with total debt outstanding increasing by $74.1 million from March 31, 1995. Debt incurred in connection with the acquisition of industrial gas distribution businesses, including seller notes and assumed notes, totalled $86.3 million.

      In January 1995, the Company approved a one million share stock repurchase program. Through December 31, 1995, the Company purchased one million shares at an aggregate cost of $24.3 million. On October 27, 1995, the Company announced an additional one million share stock repurchase program. Through February 6, 1996, the Company has purchased 177,600 shares at an aggregate cost of $4.6 million under this program. The impact of the stock repurchases on earnings per share amounts was immaterial for the nine months ended December 31, 1995. The purchase of shares is dependent on prevailing market conditions.

      The Company's primary source of borrowing is a $375 million unsecured revolving credit facility with various commercial banks which matures on August 10, 2000. At December 31, 1995, the Company had approximately $210

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

million in borrowings under the facility and approximately $45 million committed under letters of credit, resulting in availability under the facility of approximately $120 million.

      The Company also has unsecured line of credit agreements with no fixed date maturity with various commercial banks. At December 31, 1995, these agreements totaled $60 million, under which the Company had aggregate outstanding borrowings of $31 million.

      At December 31, 1995, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.22%.

      On February 5, 1996, the Company entered into a new $100 million unsecured revolving credit facility with a group of commercial banks which matures on July 1, 1997. The facility is intended to provide additional availability for the Company's ongoing acquisition and investment programs. The terms and conditions of this facility are similar to the Company's existing $375 million facility.

      The Company's loan agreements contain restrictive covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios and restrictions on additional borrowings and the level of dividend payments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into thirteen interest rate swap agreements during the period from June 1992 through December 31, 1995. The swap agreements are with major financial institutions and have a total notional principal amount of $146 million at December 31, 1995. Approximately $126 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.96% for remaining periods ranging between 2 and 7 years. Two swap agreements require floating rates ($19.5 million notional amount at 5.91% at December 31, 1995). The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain stock acquisition candidates and other available sources. Subsequent to December 31, 1995, through February 1, 1996, the Company acquired four industrial gas distribution businesses with an aggregate purchase price of approximately $83 million.

      The Company does not currently pay dividends.

OTHER
_____

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 15, 1995. This statement provides guidance for the recognition of impairment losses related to long-lived assets such as property, plant and equipment, and certain intangibles and related goodwill for (1) assets to be held and used and (2) assets to be disposed of.

                                 AIRGAS, INC.

Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock - Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement establishes a fair value based method of accounting for stock-based compensation plans. Management has not yet determined the impact of the adoption of this statement.


PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share

b.    Reports on Form 8-K
      ___________________

      On November 28, 1995, the Company filed a current report on Form 8-K which provided, under Item 5, audited financial statements and pro forma information for three individually insignificant businesses acquired through October 1, 1995 in accordance with Regulation S-X, Rule 3-05 (b) (1) (i).

     On November 28, 1995, the Company filed a current report on Form 8-K under Item 5, which announced certain management promotions.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 7, 1996                          /s/Britton H. Murdoch
_________________                         _______________________
Date                                      Britton H. Murdoch
                                          Vice President and
                                          Chief Financial Officer