Form 10-K/A
period 1995-03-31
AIRGAS INC
filed 1996-03-14
CIK 804212

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

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Securities Exchange Act of 1934, Exhibit 23.2, Consent of Independent Accountants, and Exhibit 99.2 containing information, financial statements and exhibits required by Form 11-K with respect to the Registrant's 1994 Employee Stock Purchase Plan.

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

(11) Statement re: computation of earnings per share.
(21) Subsidiaries of the Company.
(23.1) Consent of KPMG Peat Marwick LLP.
(23.2) Consent of KPMG Peat Marwick LLP.
(23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment).
(99.1) Form 11-K for the Registrant's 401(K) Plan (to be filed by amendment). (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan.
_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                  Signatures
                                  __________


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Airgas, Inc.



Date:  March 14, 1996             By: /s/ Britton H. Murdoch
                                      _________________________
                                      Vice President - Finance
                                      Chief Financial Officer

                                Exhibit Index


Exhibit

23.2             Consent of KPMG Peat Marwick LLP.

99.2 Annual Report on Form 11-K with respect to the Airgas, Inc. 1994 Employee Stock Purchase Plan.