Form 10-K
period 1996-03-31
AIRGAS INC
filed 1996-06-12
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                  Form 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1996
                                      or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

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

     Securities registered pursuant to Section 12 (g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES   X       NO
                                                        _________    ________
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]
     The aggregate market value of the 54,109,515 shares of voting stock held by non-affiliates of the registrant on May 31, 1996 was $1,129.5 million. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of Common Stock outstanding as of May 31, 1996 was 64,297,662.
                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 5, 1996 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                                AIRGAS, INC.
                              TABLE OF CONTENTS

                                   PART I


ITEM                                                                  PAGE NO.

_____                                                                 ________

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .12

4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .12


                                  PART II

5.  Market for the Company's Common Stock and Related Stockholder Matters . 13

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . 13

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . 25

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . 25


                                  PART III

10. Directors and Executive Officers of the Company . . . . . . . . . . . . 25

11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . 25

12. Security Ownership of Certain Beneficial Owners and Management. . . . . 25

13. Certain Relationships and Related Transactions. . . . . . . . . . . . . 25


                                   PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . . . 25












       3                            PART I
ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. ("Airgas" or the "Company") classifies its operations in two business segments: distribution and manufacturing. Sales for Airgas were $838, $688 and $519 million in 1996, 1995, and 1994, respectively. Distribution sales represented 96% of total sales and 93% of the Company's operating income in 1996. Financial information by business segment can be found in note 20 to the Company's consolidated financial statements under Item 8. Financial Statements and Supplemental Data.

     The distribution business is conducted through approximately 520 locations in 38 states, Canada and Mexico. Principal products distributed include: industrial, medical and specialty gases and a wide selection of name-brand welding equipment, accessories and industrial protective equipment ("hardgoods"), including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. In connection with the distribution of gases, the Company rents industrial gas cylinders and bulk storage tanks to its customers. Additionally, acetylene gas is manufactured and sold as part of the Company's distribution business. Since its formation, the Company's strategy has been to expand through the acquisition of independent distributors. The Company believes that it is the largest distributor of industrial, medical and specialty gases and related equipment in North America.

     Manufacturing operations include the production of carbon products, calcium carbide and nitrous oxide.

THE DISTRIBUTION BUSINESS

Industry Background

     The industrial gas distribution market is broad and includes customers from most major industries. The Company sells nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen and welding gases and a variety of medical and specialty gases to a diverse customer base. Gases are distributed and stored in industrial gas cylinders and bulk storage tanks. Hardgoods sold through its distribution network include: protective equipment, such as hard hats, welding helmets, goggles, face shields and protective glasses; welding machines and welding consumables; and accessories, such as electrodes, electrode holders and cable connectors.

     The United States market for industrial gases is approximately $6.5 billion annually. Sales to major users of industrial gases that have the capacity to accept large bulk shipments or pipeline deliveries are generally serviced directly by industrial gas producers and account for approximately $3.5 billion of such market. Historically, industrial gas producers have focused on this segment of the market, which is capital intensive. The remaining $3.0 billion of annual industrial gas sales are made to small bulk users and cylinder gas customers. These small bulk users and cylinder gas customers are also believed to purchase approximately $3.5 billion of hardgoods annually. Small bulk users and cylinder gas customers are served by a fragmented distribution system of approximately 1,000 distributors, the majority of which are independently owned. The Company concentrates on the small bulk, cylinder gas, welding and protective equipment segment of the market. This segment is less capital intensive, in part, because of the long useful lives of the fixed assets , principally cylinders.

Company Strategy
     Acquisition Program

     Since May 1986, the Company has acquired over 210 distributors of industrial gas and related equipment. These distributors are organized into five operating divisions with approximately 520 locations in 38 states, Canada and Mexico. The five operating divisions provide the Company with a national distribution network that is unique to the industry.

     The Company's principal business strategy is to continue to expand its distribution network through a program of acquiring independent distributors. The industrial gas distribution industry continues to undergo a consolidation process which the Company believes will continue to present it with opportunities to acquire industrial gas distributors. In April 1996, the Company acquired IPCO Safety Products Company, a $55 million distributor of industrial safety equipment and supplies, to form the basis for its Industrial Distribution Division ("IDD"). IPCO utilizes a system of regional warehouses and telemarketing centers. The Company's strategy is to acquire additional industrial distribution companies with a focus on increasing same-store sales of new industrial product lines through both the acquired businesses and its existing distribution network.

     The Company believes that its principal competitive advantages in acquiring distributors are its extensive distribution network, its well-organized acquisition program, flexibility in structuring acquisitions to meet sellers' needs and ability to offer sellers and their employees a continuing management role in a decentralized entrepreneurial environment.
In seeking to acquire distributors, the Company competes with industrial gas producers and other independent distributors.

      The Company has made investments in industrial gas operations in Poland and India. At March 31, 1996, the total investment in these foreign operations was less than 1% of total assets. The Company will continue to evaluate foreign industrial gas opportunities, although its principal focus remains on North American expansion.

     The Company has financed distributor acquisitions primarily with internally generated funds and debt. The Company has been able to obtain debt financing due, in part, to its ability to generate cash flow from operating activities and the long useful lives and relatively stable market values of the fixed assets, principally cylinders.

     Operating Policies

     The Company believes that its operations are best managed at the local level by entrepreneurial, incentive-driven executives with backgrounds principally in the industrial gas industry. The president of each distribution subsidiary is typically a former owner or key employee of the acquired business or an experienced executive recruited by management. The continuity afforded by retaining the key employees of an acquired business combined with local management is essential because the Company's distribution business is local in nature and is dependent upon satisfied repeat customers.

Customer Base

     The majority of the Company's gases are generally stored in bulk tanks at the Company's cylinder fill plants and are pumped into cylinders for distribution to customers or, in the case of bulk customers, in tanker trucks or tube trailers for delivery into bulk tanks at the customer's business location. The Company emphasizes sales to cylinder and small bulk gas customers.

     The distribution of industrial gases historically has been to customers engaged in the business of welding and metal fabrication. In order to better serve these customers, industrial gas distributors have traditionally sold hardgood items through their distribution branch locations. As certain sectors of the economy have grown, such as the electronics and chemicals industries, and as new applications for gases have developed, the customer base of the gas distribution business has broadened significantly to include businesses in almost every major industry, from medical and high technology to consumer and basic industries. For example, the food and beverage industry uses carbon dioxide and nitrogen; the electronics industry uses oxygen, nitrogen, argon, and hydrogen; the healthcare industry uses oxygen, nitrogen, and nitrous oxide; and the chemical and fiber industries use nitrogen.

     Specialty gases, which are used in numerous industries and in electronic and laboratory applications, include rare gases, high- purity gases, and blended multi-component gas mixtures. The Company helps service its specialty gas customers through its 22 specialty gas mini-labs which operate in 17 states. The Company anticipates continuing growth in this product area. The principal drivers for market growth include: (1) environmental regulations, such as the Clean Air Act, water testing and pollution remediation and testing and monitoring; (2) quality control services using in-line chromatography and spectrography to analyze samples; and (3) the growth of environmental, research and clinical laboratories.

     The Company has also concentrated its efforts in the small bulk gas market. The primary gases that the Company sells in bulk are liquid oxygen, nitrogen, argon, and carbon dioxide, and gaseous hydrogen, helium and nitrogen. The Company charges customers rent for the use of bulk tanks and tube trailers which are placed on the customer's property The Company believes there are growth opportunities in marketing to these small bulk customers, which it can serve more effectively than industrial gas producers.

     The Company has recently undertaken initiatives to further develop its industrial gas customer base to selectively include customers which require large volume supplies of gases, such as nitrogen. For these customers, the Company will enter into a long-term supply contract and will construct an air separation plant near the customer's facility or facilities. The Company has entered into agreements with two customers and is constructing two air separation plants which will begin production during fiscal 1998. In addition, terms related to the agreements provide for additional sales of cylinder gases and supplies.

     The Company's same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, has historically followed the real gross domestic product annual growth rate as published by the Commerce Department. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic
downturn on the Company.   Also, management believes that the gas portion of
its distribution business is somewhat resistant to economic downturns due to the following factors: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for maintenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn, such as the medical field, are major purchasers of gases; and 4) gas purchases often represent a small portion of a typical user's overall cost of operation and, therefore, do not typically represent a large cost-cutting item. Management further believes that sales of certain lower margin non-consumable hardgoods equipment, such as welding machines, are more adversely impacted during a downturn in the economy and are typically the fastest to rebound during an economic recovery.

Products

     Gases distributed by the Company include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide and specialty gases. In addition to gases, the Company distributes a wide selection of name-brand hardgoods, including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. Of the Company's fiscal 1996 sales from distribution, approximately 51% represent sales of gases and rentals of cylinders and bulk tanks, and 49% represent hardgood sales.

     The Company intends to strategically broaden its product line in order to increase sales in existing locations and to take advantage of its distribution network. Recent product line additions have included returnable containers, specialty gases (such as refrigerants and sterilizing gases) and additional hardgoods (such as industrial safety products and coatings). As discussed above, the Company acquired IPCO in April 1996. The Company believes the selective addition of complementary product offerings through its distribution network and IDD will enable it to better serve its diverse, expanding customer base.

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

MANUFACTURING AND RELATED BUSINESSES

Nitrous Oxide

     The Company produces nitrous oxide which is used in various medical and commercial applications. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronic
industries. The Company's nitrous oxide   manufacturing facilities are located
in Yazoo City, Mississippi and Donora, Pennsylvania.

Carbon Products

     The Company manufactures carbon electrode paste, carbon ramming paste and electrically calcined anthracite ("ECA") at its manufacturing facility located in Keokuk, Iowa. The Company is the nation's primary manufacturer of carbon electrode paste which is used as a consumable electrode in the production of special alloy steel, nickel and other metals. ECA is used as an ingredient in carbon mixes used in the aluminum industry and as an additive in the production of certain metals. Sales of electrode paste and ECA are conducted through a marketing organization which owns more than five percent of the Company's outstanding common stock (see Item 13. Certain Relationships and Related Transactions).

Calcium Carbide

     The Company is a partner with Elkem Metals Company ("Elkem") in a joint venture (Elkem-American Carbide Company) which primarily sells calcium carbide which is used in the production of acetylene gas. The Company and Elkem receive certain fees, based on net sales, for acting as agents for the joint venture. Additionally, as general manager of the joint venture, Elkem receives a management fee based on net sales. The Company operates a manufacturing facility in Pryor, Oklahoma which sells calcium carbide to the joint venture.

COMPETITION

     Each of the major business areas in which the Company participates is highly competitive. Some competitors are larger than the Company and have greater resources.

     The Company's industrial gas distribution operations compete with independent distributors and vertically integrated gas producers such as Air Products and Chemicals, Inc., Praxair, Inc., Liquid Air Corporation of America, BOC Gases Group and others, all of which have distribution operations. The Company also purchases industrial gases pursuant to requirements contracts from all four of the above major producers of industrial gases.

      Competition in the distribution market is based on customer service, prompt delivery, price, consistent product quality, attention to safety procedures, and employee and customer training in the uses of gases and hardgoods. The Company believes its decentralized system allows competitive decisions to be made on the local level which results in reduced costs and/or improved service. In addition, the Company's size allows it to realize economies of scale in purchasing, training, marketing and information systems.


REGULATORY AND ENVIRONMENTAL MATTERS

     The businesses of the Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental rules and regulations. The Company believes that it is in compliance in all material respects with such laws and regulations. Expenditures for environmental purposes during 1996 were not material.

INSURANCE

     The Company's policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a
fair and reasonable price.   As of March 31, 1996, the Company had a liability
insurance limit of $51 million. The liability insurance is subject to per-occurrence deductible amounts of $1 million for product liability, general liability and workers' compensation claims, and approximately $500 thousand for motor vehicle liability.

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

EMPLOYEES

     On March 31, 1996, the Company employed approximately 5,200 people of whom approximately 7% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a strike or work stoppage in the past nine years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas", "Dyna-Switch" and "Va-Weld", and a patent registration for the purification of acetonitrile.
The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS  OF THE COMPANY

     The executive officers of the Company are listed below:

      Name               Age      Position
      ____               ___      ________

Peter McCausland (1)     46      Chairman of the Board and Chief
                                 Executive Officer
Hermann Knieling         58      President and Chief Operating Officer
E. Pat Baker             56      Division President - Eastern Division
Alfred B. Crichton       48      Division President - Western Division
Kenneth A. Keeley        55      Division President - Northern Division
Ronald B. Rush           52      Division President - Southern Division
William A. Rice, Jr.     49      Division President -Industrial Distribution
                                 and Purchasing
Britton H. Murdoch       38      Vice President - Finance and Chief
                                 Financial Officer
Gordon L. Keen, Jr.      51      Vice President - Corporate Development
William E. Sanford       36      Executive Vice President - Sales and
                                 Marketing
Thomas Mason             62      Senior Vice President
Scott M. Melman          39      Vice President - Chief Administrative Officer
Rudi G. Endres           52      Vice President - International

_____________
(1) Member of the Board of Directors

     Mr. McCausland has been a Director of the Company since June 1986, the Chairman of the Board and Chief Executive Officer of the Company since May 1987, President from June 1986 to August 1988, and from April 1, 1993 to November 30, 1995, and Chairman and Chief Executive Officer of US Airgas since its organization in February 1982. From January 1982 until June 1990, Mr. McCausland was a partner in the law firm of McCausland, Keen & Buckman, Radnor, Pennsylvania, which provides legal services to the Company.

     Mr. Knieling has been the President and Chief Operating Officer of the Company since December 1, 1995. Mr. Knieling served as Division President - Southern Division from April 1, 1995 to November 30, 1995 and as Division President - Eastern Division from February 3, 1993 to March 1995. Mr. Knieling served as a Regional Vice President from June 1990 to February 1993 and as President of Gulf States Airgas from June 1989 to February 1993. Mr. Knieling owned and operated an industrial gas distributor which was sold to the Company in 1989. Also, Mr. Knieling served in various capacities for Hoechst AG during a period of 18 years, and, prior to his leaving Hoechst in 1982 was President and Chief Executive Officer of its subsidiary, MG Burdett Gas Products Company.

     Mr. Baker has been the Company's Division President - Eastern Division since April 1, 1995. Mr. Baker served as a Regional Vice President from May 1991 to February 1993 and President of Southwest Airgas since the acquisition of Southwest Airgas (formerly West Texas Welders Supply), in October 1988, to March 1995. Prior to joining Airgas, Mr. Baker was President and owner of West Texas Welders Supply from August 1981 to October 1988.

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

     Mr. Keeley has been the Company's Division President - Northern Division since December 1, 1995. Mr. Keeley served as the Division President - Central Division from February 3, 1993 to November 30, 1995, as a Regional Vice President from April 1989 to February 1993 and as President of Michigan Airgas from March 1984 to March 1989. Prior to 1984, Mr. Keeley owned and operated an industrial gas distributor which was sold to the Company.

     Mr. Rush has been the Company's Division President - Southern Division since December 1, 1995. Mr. Rush served as President of Sooner Airgas from June 1, 1991 to November 30, 1995 and as Vice President of Sales for Southwest Airgas from September 1990 to May 31, 1991.

     Mr. Rice has been the Company's Division President - Industrial Distribution and Purchasing since April 1, 1995 and served as Vice President - Purchasing from August 1, 1993 to March 1995. Until August 1993, Mr. Rice was President of Virginia Welding Supply, which was acquired by the Company in
July 1992.    Mr. Rice has over 20 years of industry experience and serves on the boards of various companies.

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

     Mr. Sanford has been the Company's Executive Vice President since December 1, 1995 and Vice President - Sales and Marketing since February
3, 1993. Mr. Sanford served as President of Cascade Airgas from March 1989 to February 1993. From May 1984 to February 1989 Mr. Sanford served as Vice President -- Sales and Marketing for Midwest Carbide.

     Mr. Mason has been Senior Vice President since December 1, 1995. Mr. Mason served as Assistant to the Chairman from January 1993 to November 1995. Prior to that, Mr. Mason served as Executive Vice President of the Company from March 1990 until January 1993 and served as President from August 1988 until February 1990.

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

     Mr. Endres has been  Vice President - International since January
1993. Mr. Endres served as Vice President - Marketing from July 1991 until December 1992. From February 1987, Mr. Endres served as General Manager and Vice President for the western region of Airgas. Prior to joining Airgas, Mr. Endres served for 18 years in various positions nationally and internationally for Messer Griesheim, a major producer of industrial gases headquartered in Germany. His last position was Vice President for Specialty Gases and Chemicals at MG Industries in Valley Forge, PA.

OTHER OFFICERS OF THE COMPANY OR ITS SUBSIDIARIES
Other officers of the Company are listed below, and include the following:

Ronald W. Beebe - Division Vice President - Eastern and Northern Division Richard S. Brennan - Division Vice President - Western Division
Donald S. Carlino - Division Vice President - Manufacturing and Industrial
                    Distribution Division
Lee C. Cherry - Division Vice President - Southern Division
L. James Johnston - Division Vice President - Eastern Division
L. Jay Sullivan - Division Vice President - Southern Division
Todd R. Craun - General Counsel & Secretary
Jeffrey P. Cornwell - Assistant Vice President and Corporate Controller Andrew R. Cichocki - Assistant Vice President, Corporate Development Leslie J. Graff - Assistant Vice President, Corporate Development
James N. Borum - Assistant Treasurer and Director of Finance
Carey M. Verger - Assistant Vice President, Corporate Taxes

Subsidiary Presidents

   NAME                         SUBSIDIARY
   _____                        __________

Wendy D. Swift                  Airgas Canada
Geoffrey C. Pulford             Airgas Ontario
Robert J. Finch                 Airgas Houston/Specialty Products
Robert B. Beasley               Airgas Safety
David P. Engel                  Airgas Texas
Frank L. Middleton              Bay Airgas
Dan L. Tatro                    Cascade Airgas
Jeff Allen                      Central States Airgas
Barry W. Himes                  Cryodyne Technologies
Richard W. Johnson              Delta Airgas
Isaac C. Fortenberry            Florida Airgas
Patrick M. Visintainer          Gateway Airgas
Doug Olsen                      Great Lakes Airgas
Dale E. Hess                    Great Western Airgas
Henry B. Coker                  Gulf States Airgas
Michael J. Grebe                IPCO Safety Products Company
David M. Duvall                 Jimmie Jones/Sooner Airgas
Edward A. Lewis, Jr.            Keystone Airgas
Steven L. Clark                 Michigan Airgas
J. Robert Hilliard              Mid America Airgas
John W. Smith                   Mid States Airgas
Ronald H. Scott                 Midwest Carbide Corp.
James B. Sparks                 Mountain Airgas
John Musselman                  Northeast (includes Connecticut Airgas, Empire
                                  Airgas and Northeast Airgas)
Theodore D. Erkenbrack          Northern Gases
Patricia E. Paddock             Pacific Airgas
Ronald W. Savage                Parsons Airgas
Zenon Kazmierczak               Poligaz
Frank B. Sartain                Post Airgas
Charles Leggett                 Potomac Airgas
Joseph P. Featherstone          Red-D-Arc Limited
James McCarthy                  Sierra Airgas
John T. Winn, III               Southeast Airgas
Mark A. Straka                  Southern California Airgas
Charles R. Atkerson             Southwest Airgas
Noel E. Breedlove, Jr.          Trinity Airgas
Richard B. Graw                 TriStates Airgas
David J. Bauer                  Virginia Welding


ITEM 2. PROPERTIES.

     The Company has offices, manufacturing and distribution facilities in 38 states, Canada and Mexico. The principal executive offices of Airgas are located in leased space in Radnor, Pennsylvania.

     The Company's manufacturing segment produces carbon products at its Keokuk, Iowa, facility; calcium carbide at its Pryor, Oklahoma, facility; and nitrous oxide at its Donora, Pennsylvania and Yazoo City, Mississippi facilities. Manufacturing facility utilization during 1996, based on market demand, has ranged from 65% to 100% .

     The Keokuk and Pryor facilities are owned by the Company. The Donora plant is located on property leased through the year 2006. The Yazoo City property is owned by the Company; however, it will revert to the local municipality if the plant terminates operations. The Keokuk, Pryor and Donora facilities are pledged as collateral under Industrial Development Board revenue bonds (see note 8 to the Company's consolidated financial statements under Item 8).

     The Company's distribution segment conducts business from its 520 locations in 38 states, Canada and Mexico. These locations are either owned or are leased from third parties or from employees of the Company who were previous owners of businesses acquired on terms consistent with commercial rental rates prevailing in the surrounding rental market. Eighteen distribution locations in 12 states have acetylene manufacturing plants. The Company's acetylene plants operated at approximately 60 percent of capacity during 1996.

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
                                                    High                Low
                                                    ----                ---
1996 Fiscal (1)

First Quarter                                      $13.88              $12.50
Second Quarter                                      15.00               13.31
Third Quarter                                       16.63               15.69
Fourth Quarter                                      20.06               19.81


1995 Fiscal (1)

First Quarter                                      $13.82              $10.32
Second Quarter                                      14.25               11.75
Third Quarter                                       14.94               10.25
Fourth Quarter                                      13.25                9.82


________________
(1) Adjusted to reflect a two-for-one stock split effective on April 15, 1996 (See note 9 to the Company's consolidated financial statements under Item 8).

     On May 31, 1996, there were approximately 11,000 holders of record of the Company's Common Stock.

     The present policy of the Company is to retain earnings to provide funds
for the operation and expansion of its business and not to pay   cash
dividends on its Common Stock. Any payment of future dividends and the amounts thereof will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by the Board of Directors (see note 8 to the Company's consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

(amounts in thousands except per share data):
                                               Years Ended March 31, (5)
                                 ___________________________________________

                                   1996   1995      1994      1993       1992
                                   ____   ____      ____       ____      ____

Operating Results:
Net sales                      $838,144  $687,983 $519,349  $410,771  $351,491
Depreciation & amortization(2)   45,762    36,868   30,571    28,045    23,670
Operating income                 92,985    72,600   48,667    34,367    26,316
Interest expense, net            24,862    17,625   12,486    11,403    12,838
Income taxes(1)                  28,522    23,894   16,027    10,811     7,718
Net earnings                     39,720    31,479   20,290    12,469     7,292

Earnings Per Share(3):
Primary:
Net earnings                   $    .60  $    .48 $    .31  $    .20  $    .14


Fully Diluted:
Net earnings                   $    .60  $    .48 $    .31  $    .19  $    .13

Balance Sheet Data:
Working capital                $ 81,588  $ 54,084 $ 47,071  $ 40,253  $ 39,425
Total assets                    883,642   645,637  514,897   399,477   338,218
Current portion of long-term
 debt                            12,179    11,780   10,304     9,923    10,026
Long-term debt                  385,832   259,970  205,311   158,629   151,098
Other non-current liabilities    34,490    11,116    6,635       762       675
Stockholders' equity(4)         236,209   189,652  156,867   127,571   104,931

_______________
(1) The Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of April 1, 1992.
(2) Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.03 per share.
(3) See notes 3 and 9 to the Company's consolidated financial statements for information regarding earnings per share calculations and adjustment for the stock split effective April 15, 1996.
(4) The Company has not paid any dividends on its common stock.
(5) During the fiscal years 1992 through 1996, the Company acquired
    121  distributors.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

FINANCIAL REVIEW
OVERVIEW

     The Company's financial results for the year ended March 31, 1996 reflect substantial growth compared to 1995. Net sales of $838 million, net earnings of $39.7 million and earnings per share of $.60 represent increases over 1995 of 22%, 26% and 25%, respectively. The Company also finished 1996 with a record year for acquisitions by completing the acquisition of 42 distributors with aggregate annual sales of approximately $186 million and forming six new hubs. This follows 25 acquisitions in 1995 with aggregate annual sales of approximately $108 million.

     The Company intends to continue to actively participate in the consolidation taking place in the fragmented industrial gas distribution market by acquiring independent gas distributors. In seeking to acquire distributors, the Company anticipates competition from industrial gas producers and from certain other independent distributors. The Company believes that it is well positioned to acquire distributors because of its extensive distribution network, its well-organized acquisition program, flexibility in structuring acquisitions to meet Sellers' needs and its ability to offer sellers and their employees a continuing management role in a decentralized entrepreneurial environment.

     During 1996, same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, increased 2% compared to the prior year. The Company's same-store sales growth rate has historically followed the real gross domestic product annual growth rate as published by the U.S. Department of Commerce. Weaker economic conditions compared to the prior year, combined with inclement weather, held down same-store sales growth in 1996. Management believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during the consolidation and integration of acquisitions.

     Future same-store sales growth is primarily dependent on the economy and, to a lesser extent, the Company's ability to expand markets for new and existing products and to increase prices. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company. Also, management believes that the gas portion of its distribution business is somewhat resistant to an economic downturn since: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for maintenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn are major purchasers of gases; and 4) gas purchases often represent a small portion of typical user's overall cost of operation and, therefore, do not typically represent a large cost-cutting item. Management further believes that sales of certain lower margin non-consumable hardgoods equipment, such as welding machines, are more likely to be adversely impacted during a downturn in the economy and, conversely, are typically the fastest to rebound during an economic recovery. The Company is cautiously optimistic that the economy will improve during fiscal 1997.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales in 1996 related to gases and rent represent 51% or $408.7 million of total distribution net sales. Bulk and specialty gas sales have increased due to the success of gas marketing programs. In order to support and grow its specialty gas business, the Company has established 22 specialty gas mini-labs which benefit customers by providing them with certain specialty gas products in their local market. In connection with its hardgoods business, which accounted for 49% or $392.8 million of total distribution net sales, the Company is focused on improving profitability by reducing its investment in inventories through the consolidation of vendors, and the negotiation of favorable pricing based on national purchasing arrangements.

     The Company intends to strategically broaden its product line in order to increase sales in existing locations and to take advantage of its distribution network. Recent product line additions have included returnable containers, specialty gases (such as refrigerants and sterilizing gases) and additional hardgoods (such as industrial safety products and coatings). In April 1996, the Company acquired IPCO Safety Products Company, a $55 million distributor of industrial safety equipment and supplies which utilizes a system of regional warehouses and telemarketing centers. The Company's strategy is to acquire additional industrial distribution companies with a focus on increasing same-store sales of new industrial product lines through both the acquired businesses and its existing distribution network. The Company believes the selective addition of complementary product offerings will enable it to better serve its diverse, expanding customer base. Management believes the acquisition of certain businesses during fiscal 1996 which have a higher mix of lower margin hardgoods sales, as well as IPCO, will lower the Company's distribution operating margins slightly during fiscal 1997, although management anticipates that these acquisitions will be additive to earnings. Excluding lower margin hardgoods businesses, management believes distribution margins should improve during fiscal 1997.

     The Company has recently undertaken initiatives to further develop its industrial gas customer base to selectively include customers which require large volume supplies of gases, such as nitrogen. For these customers, the Company will enter into a long-term supply contract and will construct an air separation plant near the customer's facility or facilities. The Company has entered into agreements with two customers and is constructing two air separation plants which will begin production during fiscal 1998. In addition, terms related to the agreements provide for additional sales of cylinder gases and supplies.

     Airgas remains focused on cash flow growth. Historically, operations have generated sufficient cash flow to finance the Company's operating requirements while borrowings have been incurred largely to finance acquisitions. Over the past three years, cash flow from operations has totaled approximately $230 million. This strong cash flow has helped fund the Company's investment in acquisitions, excluding debt assumed, and capital expenditures which, for the past three years totaled $333.3 million and $99.3 million, respectively.

     At March 31, 1996, The Company had unused availability of $205.0 million unsecured lines of credit. The Company's debt-to-equity ratio of 1.69 at March 31, 1996 increased compared to the prior year's ratio of 1.43 primarily as a result of acquisitions completed during 1996 combined with the purchase of treasury stock.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: 1996 COMPARED TO 1995
____________________________________________

      Net sales increased 22% in 1996 compared to 1995:

(in thousands)
                                1996              1995            Increase
                                ____              ____            __________

      Distribution            $801,552          $654,381          $147,171
      Manufacturing             36,592            33,602             2,990
                               _______           _______           _______
                              $838,144          $687,983          $150,161
                               =======           =======           =======

      For the year ended March 31, 1996, distribution sales increased approximately $133 million resulting from the acquisition of 66 distributors of industrial, medical and specialty gases and related equipment since April 1, 1994 and approximately $14 million from same-store sales growth. The Company estimates that had all acquisitions during the year ended March 31, 1996 been consummated on April 1, 1995, distribution sales for the year ended March 31, 1996 would have increased by an additional $100 million. The increase in same-store sales of approximately 2% was the result of slightly higher prices based on selected price increases to certain customers and increased volume within its gas, rental and hardgoods businesses. During 1996, the Company's same-store sales increased 3% in the first quarter, 2% in the second and third quarters and 1% in the fourth quarter. Excluding the impact of the inclement weather, the Company estimates same-store sales growth during the fourth quarter would have been approximately 2%. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions.

      Sales for the Company's manufacturing operations increased 9% during the year ended March 31, 1996 compared to the prior year, primarily as a result of an increase in the volume of lower margin exports and increased demand for carbon products and nitrous oxide.

      The increase in distribution gross profit of $72.6 million over 1995 was attributable to increases associated with acquisitions of $62.7 million and same-store gross profit growth of $9.9 million. The majority of the $9.9 million same-store gross profit growth was derived from volume growth in gas and increases in cylinder rent. Higher gas volumes were partially attributable to the success of gas marketing programs, principally small bulk and specialty gases. On a same-store basis, distribution gross margins increased an estimated 0.3% compared to 1995 primarily due to improved rent gross margins combined with slightly higher margins in gases and hardgoods. Increased volumes of lower margin bulk gases partially offset the gas margin improvements.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, distribution and administrative expenses decreased as a percentage of sales to 33.4% in 1996 compared to 34.3% in 1995. The decrease was a result of acquisition consolidation efforts and lower operating costs, such as a reduction in business insurance costs through improved claims management and reduced incident rates. In addition, certain operating costs, such as occupancy costs, are relatively fixed and do not increase proportionately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

      Operating income increased 28% in 1996 compared to 1995:

(in thousands)
                                1996              1995            Increase
                                ____              ____            __________

      Distribution            $86,130           $66,521           $19,609
      Manufacturing             6,855             6,079               776
                               ______            ______            ______
                              $92,985           $72,600           $20,385
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.7% for the year ended March 31, 1996 compared to 10.2% in 1995. The increase in distribution operating income in 1996 was the result of the increase in gross profits from higher same-store sales, improved gross profit margins and operating income provided by acquisitions.

      Manufacturing operating income increased $776 thousand in 1996 compared to 1995 due to strong demand for carbon products and nitrous oxide, and lower production and delivery costs related to calcium carbide and nitrous oxide business, partially offset by an increase in lower margin sales of carbon products.

     Interest expense, net, increased $7.2 million in 1996 compared to 1995 primarily as a result of the increase in average outstanding debt associated with the acquisition of industrial gas distributors since April 1, 1994, interest costs associated with the repurchase of Company common stock and slightly higher interest rates, partially offset by an increase in positive cash flow. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.8% of pre-tax earnings in 1996 compared to 43.2% in 1995. The decrease in the effective income tax rate was primarily due to an increase in pre-tax earnings relative to permanent differences and as a result of the implementation of certain tax planning strategies.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net earnings increased 26% to $39.7 million or $.60 per share in 1996 from $31.5 million or $.48 per share in 1995. After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 21% to $96.4 million from $79.9 million in 1995. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions, joint ventures and the repurchase of Company stock.

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
                               =======           =======           =======

      In 1995, distribution sales increased approximately $136 million resulting from the acquisition of 40 industrial gas distributors since April 1, 1993 and approximately $32 million from same-store sales. Based on unaudited historical pro forma data, the Company estimates that had all 1995 acquisitions been consummated on April 1, 1994, distribution sales for 1995 would have been approximately $49 million higher. The increase in same-store sales of approximately 5% is primarily the result of increased volume of hardgoods sales and increases in gas and rental businesses. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Hardgoods and gas volumes have primarily increased as a result of the general improvement in the economy and certain gas marketing programs. Same-store sales have also increased slightly as a result of price increases initiated during
1995 and 1994   The Company believes that sales of hardgoods are adversely impacted during a recession, and conversely, are typically the fastest to rebound during an economic recovery.

      Sales for the Company's manufacturing operations increased slightly compared to 1994 primarily as a result of an increase in the volume of lower margin products.

      Compared to 1994, distribution gross profit increases associated with acquisitions totaled an estimated $69 million. Gross profits associated with distribution same-store sales growth are estimated to total $16 million. The same-store gross profit growth is attributable to increased hardgoods volumes combined with improved gross margins resulting from the Company's national

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


purchasing arrangements, success of gas marketing programs and improved gas and rental gross margins due to price increases to customers. On a same-store basis, considering the impact of the change in the Company's sales mix slightly towards lower margin hardgoods sales, distribution gross margins increased an estimated .6% compared to 1994.

     Selling, distribution and administrative expenses as a percentage of sales decreased to 34.3% compared to 34.8% in 1994. The decrease is a result of acquisition consolidation efforts and from controlling certain operating costs, such as business insurance through improved claims management and reduced incident rates. Through improved billing and collection efforts, the Company has also reduced its bad debt expense and lowered its accounts receivable days sales outstanding to 44 days compared to 49 days at March 31, 1994. In addition, certain operating costs, such as occupancy costs, are relatively fixed even though the Company's same-store sales increased over 1994. Partially offsetting these improvements were normal salary increases.

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
                               ======            ======            ======

      Distribution operating income as a percentage of net distribution sales increased to 10.2% compared to 8.7% in 1994. The increase in distribution operating income in 1995 was a result of the increase in gross profits from higher same-store sales, operating income provided by acquisitions and improved gross profit margins.

      Manufacturing operating income decreased $189 thousand compared to the prior year due to a product shift towards lower margin export sales of carbon products, slightly lower profits from the sale of calcium carbide combined with higher raw material costs, principally ammonium nitrate, for the Company's nitrous oxide plants.

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

     Net earnings increased 55% to $31.5 million or $.48 per share in 1995 from $20.3 million or $.31 per share in 1994. After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 35% to $79.9 million from $59.1 million in 1994. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases and acquisitions with borrowings, funds provided by operating activities and the issuance of common stock.

      Cash flows from operating activities totaled $92 million in 1996. Depreciation and amortization represent $45.8 million of cash flow from operating activities. Deferred income taxes of $10.9 million principally resulted from temporary differences originating from property and equipment. Working capital components of cash flow increased $5.7 million as a result of an increase in accounts receivable, inventories, prepaid expenses and other current assets and a decrease in trade accounts payable, offset by an increase in accrued expenses and other current liabilities. Days-sales outstanding and days-supply of inventory levels have increased slightly from March 31, 1995 levels, principally due to fiscal 1996 acquisitions. Accounts payable decreased $1.5 million due to payments to vendors. Other current liabilities have increased due to increases in accrued interest, income taxes and real estate taxes.

     Cash used by investing activities totaled $190 million in 1996, which was primarily comprised of $41.2 million for capital expenditures and $153.6 million related to acquisitions.

     The Company's use of cash for capital expenditures was partially attributable to the continued assimilation of acquisitions which required the Company to make capital expenditures in areas such as combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders rented from third parties.

     Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures. In addition, during 1996, the Company entered into operating leases for certain transportation equipment, cylinders and bulk tanks. Had the Company acquired such equipment, capital expenditures would have been increased by $8.3 million.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Financing activities provided cash of $97.9 million in 1996 with total debt outstanding increasing by $126.3 million from March 31, 1995. Debt incurred in connection with the acquisition of distribution businesses, including seller notes and assumed notes, totaled $182.4 million.

      The Company's Board has approved a four million share common stock repurchase program. Through March 31, 1996, the Company purchased 2.4 million shares of the Company's common stock at an aggregate cost of $28.9 million. The impact of the stock repurchases on earnings per share was immaterial for 1996. The future purchase of common stock is dependent on prevailing market conditions.

      The Company's primary source of borrowing is a $375 million unsecured revolving credit facility with various commercial banks which matures on August 10, 2000. At March 31, 1996, the Company had approximately $171 million in borrowings under the facility and approximately $52 million committed under letters of credit, resulting in unused availability under the facility of approximately $152 million.

      On February 5, 1996, the Company entered into a new $100 million unsecured revolving credit facility with a group of commercial banks which matures on July 1, 1997. The facility is intended to provide additional availability to finance the Company's ongoing acquisition program. The terms and conditions of this facility are similar to the Company's existing $375 million facility. At March 31, 1996, the Company had $100 million outstanding under the facility. The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $375 million revolving credit facility in September 1996, which will have terms and conditions similar to its existing $375 million facility.

      The Company has a CDN $50 million Canadian credit facility ($37 million U.S.) with various commercial banks which matures on November 14, 1998. At March 31, 1996, the Company had approximately CDN $33 million ($24 million U.S.) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately CDN $17 million ($13 million U.S.).

      The Company also has unsecured line of credit agreements with various commercial banks. At March 31, 1996, these agreements totaled $60 million, under which the Company had aggregate outstanding borrowings of $19 million.

      At March 31, 1996, the effective interest rate related to outstanding borrowings under all credit lines was approximately 5.79%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 18 interest rate swap agreements during the period from June 1992 through March 31, 1996. The swap agreements are with major financial institutions and aggregate $224 million in notional principal amount at March 31, 1996. Approximately $205 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.53% for remaining periods ranging between 1 and 8 years. Two swap agreements require floating rates ($19.5 million notional amount at 5.53% at March 31, 1996). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1996, approximately $23 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain stock acquisition candidates and other available sources. Other funding sources evaluated by the Company from time-to-time include: leasing and the sale of public debt, preferred stock and common stock. Subsequent to March 31, 1996 and through June 5, 1996, the Company has acquired ten distribution businesses with annual sales of approximately $105 million for an aggregate purchase price of approximately $96 million.

      The Company does not currently pay dividends on its common stock.

OTHER

Environmental

      The Company believes that it is in compliance in all material respects
with applicable environmental laws and regulations.    In conducting due
diligence for prospective acquisitions, the Company completes Phase I environmental studies. Expenditures for environmental purposes during 1996 were not material.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries. Credit terms granted to customers are generally net 30 days.

Effects of Inflation

     Historically, the Company has been able to increase the sales price of products in response to market demand, cost of products, competitive factors and other industry trends. Consequently, the impacts of inflation have not had a materially adverse impact on the Company's financial position, results of operations, or liquidity.

New Accounting Pronouncements

     In the first quarter of fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset.

Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

     The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of net income and earnings per share assuming the fair value method was adopted. The Company will elect to continue to use existing accounting rules. The new statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt the provisions in the first quarter of fiscal 1997 and present the required pro-forma disclosure provisions for its fiscal year ending March 31, 1997. As the Company will continue to account for stock-based compensation using the intrinsic value method, this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

Forward-Looking Statements

     This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions, capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and financial statement schedule of the Company are set forth at pages F-1 to F-29 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Reports on Form 8-K.

       On March 27, 1996, the Company filed a current report on Form 8-K to announce, under Item 5, that its Board of Directors approved a two-for-
     one split of its common stock, issuable on April 15, 1996, to stockholders of record on April 1, 1996.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

3.2  Airgas, Inc. By-Laws Amended and Restated November 29, 1994.

4.1 Seventh Amended and Restated Loan Agreement dated August 10, 1995 between Airgas, Inc. and certain banks and NationsBank of North Carolina, N.A. ($375,000,000 credit facility). (Incorporated by reference to Exhibit
    4.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

4.3 Loan Agreement dated February 5, 1996 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($100,000,000 credit facility).

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

* 10.3 Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.4 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company's March 31, 1992 report on Form 10-K).

* 10.5 Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995 (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1995 Quarterly Report on Form 10Q.

* 10.6 1994 Employee Stock Purchase Plan. (Incorporated by reference to exhibit 10.19 to the Company's March 31, 1993 report on Form 10-K).

  10.7 Amended and Restated Joint Venture Agreement dated March 31, 1992 between American Carbide and Carbon Corporation and Elkem Metals Company. (Incorporated by reference to Exhibit 10.5 to the Company's March 31, 1992 report on Form 10-K).

* 10.8  Airgas, Inc. Management Incentive Plan (Incorporated by reference to
        Exhibit 10.3 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).


(11)   Statement re: computation of earnings per share.
(21)   Subsidiaries of the Company.
(23.1) Consent of KPMG Peat Marwick LLP.
(23.2) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(27)   Financial data schedule
(99.1) Form 11-K for the Registrant's 401(K) Plan (to be filed by amendment) (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan (to be
       filed by amendment)

_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 1996
                                                        Airgas, Inc.


                                             By: /s/ Peter McCausland
                                                 _________________________
                                                 Peter McCausland
                                                 Chairman of the Board
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                      Date
        _________                        _____                      ____

/s/ Peter McCausland           Director, Chairman of the         June 12, 1996
____________________________   Board and Chief Executive Officer
 (Peter McCausland)

/s/ Hermann Knieling           President and Chief Operating     June 12, 1996
________________________       Officer
 (Hermann Knieling)

/s/ Britton H. Murdoch         Vice President/Finance and        June 12, 1996
____________________________   Chief Financial Officer
 (Britton H. Murdoch)


/s/ Jeffrey P. Cornwell        Assistant Vice President and
____________________________   Corporate Controller              June 12, 1996
(Jeffrey P. Cornwell)


/s/ W. Thacher Brown           Director                          June 12, 1996
____________________________
 (W. Thacher Brown)


/s/ Frank B. Foster, III       Director                          June 12, 1996
____________________________
  (Frank B. Foster, III)


/s/ Dr. Robert E. Naylor       Director                          June 12, 1996
____________________________
  (Dr. Robert E. Naylor)

/s/ James M. Hoak, Jr.         Director                          June 12, 1996
____________________________
  (James M. Hoak, Jr.)


/s/ Robert L. Yohe             Director                          June 12, 1996
____________________________
  (Robert L. Yohe)


/s/ John A.H. Shober           Director                          June 12, 1996
____________________________
  (John A.H. Shober)


/s/ Merril L. Stott            Director                          June 12, 1996
____________________________
  (Merril L. Stott)


/s/ Erroll C. Sult             Director                          June 12, 1996
____________________________
  (Erroll Sult)

                        AIRGAS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                  Reference In
                                                                   Report on
                                                                   Form 10-K
                                                                  _________

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Statement of Management's Financial Responsibility . . . . . . .      F-3

Consolidated Balance Sheets at March 31, 1996 and 1995 . . . . .      F-4

Consolidated Statements of Earnings for the Years Ended
  March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1996, 1995 and 1994. . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1996, 1995 and 1994. . . . . . . . . .. . . . . . . .     F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . .     F-8

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts . . . . . .      F-29


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.




Philadelphia, Pennsylvania                               KPMG PEAT MARWICK LLP
May 9, 1996

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

Airgas, Inc.

/s/ Britton H. Murdoch        /s/ Hermann Knieling   /s/ Peter McCausland
________________________      ____________________   _______________________
Britton H. Murdoch            President and Chief    Peter McCausland
Vice President and            Operating Officer      Chairman and
Chief Financial Officer                              Chief Executive Officer

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                     March 31,
                                                             ________________
(In thousands, except per share amounts)                     1996       1995
________________________________________                     ____       ____
ASSETS (Note 8)
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $3,396 in 1996 and $4,161 in 1995 . . . . . .$120,811   $ 93,423
Inventories (Note 4) . . . . . . . . . . . . . . . . . . .  86,162     65,947
Prepaid expenses and other current assets. . . . . . . . .  11,601     10,467
                                                           _______    _______
     Total current assets. . . . . . . . . . . . . . . . . 218,574    169,837
                                                           _______    _______
Plant and Equipment, at cost (Note 5). . . . . . . . . . . 586,328    464,983
 Less accumulated depreciation. . . . . . . . . . . . . . (147,451)  (118,715)
                                                           _______    _______
  Plant and equipment, net . . . . . . . . . . . . . . . . 438,877    346,268
                                                           _______    _______
Other Non-current Assets (Note 6) . . . . . . . . . . . . . 60,948     41,388
Goodwill, net of accumulated amortization
 of $19,552 in 1996 and $15,094 in 1995. . . . . . . . . . 165,243     88,144
                                                           _______    _______
                                                          $883,642   $645,637
                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt (Note 8) . . . . . . . .$ 12,179   $ 11,780
Accounts payable, trade. . . . . . . . . . . . . . . . . .  52,528     43,782
Accrued expenses and other current liabilities (Note 7). .  72,279     60,191
                                                           _______     ______
     Total current liabilities . . . . . . . . . . . . . . 136,986    115,753
                                                           _______    _______
Long-Term Debt (Note 8). . . . . . . . . . . . . . . . . . 385,832    259,970
Deferred Income Taxes (Note 13). . . . . . . . . . . . . .  88,400     67,540
Other Non-current Liabilities. . . . . . . . . . . . . . .  34,490     11,116
Minority Interest in Subsidiaries (Note 19). . . . . . . .   1,725      1,606
Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 9)
Common Stock, par value $.01 per share, 200,000 shares
 authorized, 66,314 and 63,002 shares issued in
 1996 and 1995, respectively . . . . . . . . . . . . . . .     663        630
Capital in Excess of Par Value . . . . . . . . . . . . . .  91,512     61,820
Retained Earnings. . . . . . . . . . . . . . . . . . . . . 173,360    133,640
Cumulative Translation Adjustments . . . . . . . . . . . .    (410)      (469)
Treasury Stock, 2,355 and 472 common shares at cost
 in 1996 and 1995, respectively. . . . . . . . . . . . . . (28,916)    (5,969)
                                                            _______   _______
     Total stockholders' equity. . . . . . . . . . . . . . 236,209    189,652
                                                           _______    _______
                                                          $883,642   $645,637
                                                           =======    =======

         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended March 31,
(In thousands, except per share amounts)       ______________________________
_______________________________________        1996        1995        1994
                                               ____        ____        ____
Net Sales
Distribution . . . . . . . . . . . . . . . . $801,552    $654,381    $486,836
Manufacturing  . . . . . . . . . . . . . . .   36,592      33,602      32,513
                                              _______     _______     _______
     Total net sales . . . . . . . . . . . .  838,144     687,983     519,349
                                              _______     _______     _______
Costs and Expenses
Cost of products sold (excluding depreciation
 and amortization)
  Distribution . . . . . . . . . . . . . . .  395,370     320,800     238,429
  Manufacturing. . . . . . . . . . . . . . .   24,121      22,076      20,741
Selling, distribution and administrative
 expenses  . . . . . . . . . . . . . . . . .  279,906     235,639     180,941
Depreciation and amortization. . . . . . . .   45,762      36,868      30,571
                                              _______     _______     _______
     Total costs and expenses. . . . . . . .  745,159     615,383     470,682
                                              _______     _______     _______
Operating Income
 Distribution . . . . . . . . . . . . . . . .  86,130      66,521      42,399
 Manufacturing. . . . . . . . . . . . . . . .   6,855       6,079       6,268
                                              _______     _______     _______
    Total operating income . . . . . . . . .   92,985      72,600      48,667

Interest expense, net (Note 11). . . . . . .  (24,862)    (17,625)    (12,486)

Other income, net (Note 12). . . . . . . . .      782       1,067         453

Minority interest (Note 19). . . . . . . . .     (663)       (669)       (317)
                                              _______     _______     _______
       Earnings before income taxes. . . . . . 68,242      55,373      36,317
Income taxes (Note 13) . . . . . . . . . . . . 28,522      23,894      16,027
                                              _______     _______     _______
       Net earnings. . . . . . . . . . . . . $ 39,720    $ 31,479    $ 20,290
                                              =======     =======     =======
Earnings Per Share (Notes 3 and 9) . . . . . $    .60    $    .48    $    .31
                                              _______     _______     _______

Weighted average shares. . . . . . . . . . .   66,215      65,525      64,780










         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                                     Years Ended March 31, 1996, 1995 and 1994
                                     _________________________________________
                                      Shares of                    Capital in
                                      Common Stock      Common     Excess of
(In thousands)                        $.01 Par Value    Stock      Par Value
______________                        ______________     _____     __________

Balance--April 1, 1993 . . . . . . . . .  31,999.6       $320        $46,966

Two-for-one stock split (Note 9) . . . .  31,999.6        320           (320)
Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Stock warrants and options exercised . .   1,568.8         16          3,477
Tax benefit associated with exercise
 of stock options and warrants (Note 13)                               3,590
Shares issued upon acquisition of
 minority interests (Note 19). . . . . .     166.7          1          1,739
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14).      59.5          1            549
                                          ________        ___         ______
Balance--March 31, 1994. . . . . . . . .  65,794.2       $658        $56,001

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Retirement of treasury stock . . . . . .  (3,754.4)       (37)        (1,445)
Purchase of treasury stock (Note 9). . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .     123.2          1          1,436
Stock warrants and options exercised . .     538.9          5          1,265
Tax benefit associated with exercise
 of stock options and warrants (Note 13)                               1,859
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14).     300.2          3          2,704
                                          ________        ___         ______
Balance--March 31, 1995. . . . . . . . .  63,002.1       $630        $61,820

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 9). . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .     843.7          9         11,435
Stock warrants and options exercised . .   1,841.6         17          3,705
Tax benefit associated with exercise
 of stock options and warrants (Note 13)                               7,613
Shares issued upon acquisition of minority
  interests (Note 19)                        258.1          3          3,547
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14).     368.2          4          3,392
                                          ________        ___         ______
Balance--March 31, 1996. . . . . . . . .  66,313.7       $663        $91,512
                                          ========        ===         ======

                                              COLUMNS CONTINUED ON NEXT PAGE
       36               AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY - (Continued)

                                     Years Ended March 31, 1996, 1995 and 1994
                                     _________________________________________

                                                       Cumulative
                                         Retained      Translation   Treasury
(In thousands)                           Earnings      Adjustments    Stock
______________                           _________     ___________    ________

Balance--April 1, 1993  . . . . . . . . . $81,871        $(104)       $(1,482)

Two-for-one stock split (Note 9)
Net earnings. . . . . . . . . . . . . . .  20,290
Foreign currency translation adjustment .                 (367)
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 13).
Shares issued upon acquisition of
 minority interests (Note 19) . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14) .
                                          _______         ____          _____
Balance--March 31, 1994 . . . . . . . . .$102,161        $(471)       $(1,482)

Net earnings. . . . . . . . . . . . . . .  31,479
Foreign currency translation adjustment .                    2
Retirement of treasury stock. . . . . . .                               1,482
Purchase of treasury stock (Note 9) . . .                              (5,969)
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 13).
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14) .
                                          _______         ____         ______
Balance--March 31, 1995 . . . . . . . . .$133,640        $(469)       $(5,969)

Net earnings. . . . . . . . . . . . . . .  39,720
Foreign currency translation adjustment .                   59
Purchase of treasury stock (Note 9) . . .                             (22,947)
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 13).
Shares issued upon acquisition of minority
 interests (Note 19). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 14) .
                                          _______         ____         ______
Balance--March 31, 1996 . . . . . . . . .$173,360        $(410)      $(28,916)
                                          =======          ===         ======

       See accompanying notes to consolidated financial statements.

                                     F-6, Continued

       37               AIRGAS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                       Years Ended March 31,

                                                  1996        1995     1994
                                                  ____        ____     ____
Cash Flows From Operating Activities
Net earnings . . . . . . . . . . . . . . . . . . $39,720   $31,479   $20,290
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization . . . . . . . .   45,762    36,868    30,571
  Deferred income taxes . . . . . . . . . . . .   10,868    11,549     8,189
  Equity in earnings of unconsolidated affiliates (1,428)     (840)   (1,258)
  Gain on sale of investment in CBI
    Industries, Inc.  . . . . . . . . . . . . .       --      (560)       --
  (Gain)/Loss on sale of plant and equipment. .      (12)      110       (63)
  Minority interest in earnings . . . . . . . .      663       669       317
  Stock issued for employee benefit plan expense   3,396     2,707       550
  Changes in assets and liabilities, excluding
   effects of business acquisitions:
    Trade receivables, net. . . . . . . . . . .   (5,300)   (1,179)   (5,444)
    Inventories . . . . . . . . . . . . . . . .   (2,509)   (1,874)    1,626
    Prepaid expenses and other current assets .     (960)      198      (546)
    Accounts payable, trade. . . . . . . . . .    (1,461)    2,934     3,799
    Accrued expenses and other current
     liabilities. . . . . . . . . . . . . . . .    4,485     1,332     4,548
    Other assets and liabilities, net . . . . .   (1,202)   (3,441)   (4,804)
                                                  ______    ______    ______
    Net cash provided by operating activities.    92,022    79,952    57,775
Cash Flows From Investing Activities              ______    ______    _______
Capital expenditures . . . . . . . . . . . . . . (41,236)  (36,712)  (21,318)
Proceeds from sale of plant and equipment. . . .   3,968     2,563     1,914
Business acquisitions, net of cash acquired. . .(153,605)  (86,342)  (93,375)
Purchase of investment in CBI Industries, Inc. .      --   (17,026)       --
Proceeds from sale of investment in CBI
  Industries, Inc. . . . . . . . . . . . . . . .      --    17,892        --
Other, net . . . . . . . . . . . . . . . . . . .     860       116      (287)
                                                 _______    ______    ______
    Net cash used by investing activities. . . .(190,013) (119,509) (113,066)
Cash Flows From Financing Activities             _______   _______    ______
Proceeds from borrowings . . . . . . . . . . . . 692,414   394,193   195,292
Repayment of debt. . . . . . . . . . . . . . . .(594,931) (359,253) (150,844)
Financing costs. . . . . . . . . . . . . . . . .    (136)     (230)       (6)
Repurchase of treasury stock . . . . . . . . . . (22,947)   (5,969)       --
Exercise of options and warrants . . . . . . . .   3,722     1,270     3,493
Net overdraft. . . . . . . . . . . . . . . . . .   4,068     4,591     2,459
Other financing activities . . . . . . . . . . .  15,745     4,960     5,120
                                                 _______    ______    ______
    Net cash provided by financing activities. .  97,935    39,562    55,514
                                                 _______    ______    ______
Effects of discontinued activities, net. . . . .      56        (5)     (223)
                                                 _______    ______    ______
Cash Increase (Decrease) . . . . . . . . . . . .      --        --        --
Cash--beginning of year. . . . . . . . . . . . .      --        --        --
                                                  ______    ______    ______
Cash--End of Year. . . . . . . . . . . . . . . . $    --   $    --   $    --
                                                  ======    ======    ======
             For supplemental cash flow disclosures see Note 18.
         See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20-50% owned operations where control does not exist or is considered temporary. The excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date is being amortized over 20 to 40 years. Significant intercompany accounts and transactions are eliminated.

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(b) Inventories

     Inventories are stated at the lower of cost or market with cost for approximately 81% and 77% percent of the inventories at March 31, 1996 and 1995, respectively, determined by the first-in, first-out (FIFO) method. Cost for the remainder of inventories was determined using the last-in, first-out
(LIFO) method.

(c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

     Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.03 per share.

     The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufacturers and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately two million cylinders.

     In the first quarter of fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

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

(f) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Foreign Currency Translation

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

(h) Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries. Credit terms granted to customers are generally net 30 days.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i) Revenue Recognition

     Sales are recorded upon shipment to the customer.

(j) Financial Instruments

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

(k)  Reclassification

     Certain reclassifications have been made in previously issued financial statements to conform to the current presentation.

(2) ACQUISITIONS

     The Company has acquired businesses primarily engaged in the distribution of industrial, medical and specialty gases and related equipment . Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

     1996 - During 1996, the Company purchased 42 businesses. The largest of these acquisitions and their effective dates included Tech-Weld, Inc. (April 3, 1995), Trinity Welding Supply, Inc. (May 1, 1995), Red-D-Arc, Limited (June 29, 1995), Capital Welding Supply, Inc. (August 1, 1996), Langdon Oxygen Company (October 5, 1995), Acetylene Gas Company (January 1, 1996), Iatech Sales Co. (January 1, 1996), Welders Equipment Company (February 1, 1996) and Braun Welding Supply, Inc. (March 1, 1996). The aggregate purchase price for these acquisitions amounted to approximately $164 million. The purchase price for the remaining 33 businesses amounted to approximately $73 million.

     1995--During 1995, the Company purchased 25 businesses. The largest of these acquisitions and their effective dates included The Jimmie Jones Company (August 1, 1994) and Post Welding Supply (November 1, 1994). The aggregate purchase price for these acquisitions amounted to approximately $83 million. The purchase price for the remaining 23 businesses amounted to approximately $44 million.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

     1994--During 1994, the Company purchased 18 businesses. The largest of these acquisitions and their effective dates included General Welding Supply Co. (July 1, 1993), PDI Western Distributing Group, Inc. (July 1, 1993), Phoenix Northeast Distributors Group, Inc. (September 1, 1993) and certain operations of The BOC Group, Inc. (February 1, 1994). The aggregate purchase price for these acquisitions amounted to approximately $90 million. The purchase price for the remaining 14 businesses amounted to approximately $31 million.

     In connection with the above business acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:
                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996         1995      1994
______________                                   ____         ____      ____

Cash paid . . . . . . . . . . . . . . . . . . $141,916     $ 82,258   $ 89,782
Issuance of Airgas common stock . . . . . . .   11,443          775         --
Notes issued to sellers . . . . . . . . . . .   27,820       11,340      5,808
Notes payable assumed and capital leases. . .    4,073        9,067      4,276
Other liabilities assumed and accrued
 acquisition costs. . . . . . . . . . . . . .   51,505       23,376     20,806
                                                ______       ______     ______
Total purchase price allocated to assets
  acquired. . . . . . . . . . . . . . . . . . $236,757     $126,816   $120,672
                                               =======      =======    =======

     Also, as discussed in note 19, the Company has accounted for the acquisition of subsidiary minority interests in 1996, 1995 and 1994 using the purchase method of accounting.

     In connection with certain acquisitions, the Company is required to make future payments to sellers based on future earnings of the acquired business in excess of predetermined amounts. Such payments, if any, are capitalized as an additional cost of the acquisition. Amounts payable under contingent payment terms continue through 1997 and are limited to $2.1 million. To-date, the Company has made aggregate payments of $1.1 million under these contingent terms. In addition, certain other acquisitions require the issuance of Airgas common stock if the Airgas common stock price at certain dates during 1999 is less than a previously established price.

     The purchase price for business acquisitions and minority interests were allocated to the assets acquired and liabilities assumed based on their estimated fair values. Costs in excess of net assets acquired (goodwill) for 1996, 1995 and 1994 amounted to $81.3 million, $40.8 million and $9.9 million, respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

     The following presents unaudited estimated pro forma operating results as if the 1996 and 1995 acquisitions had been consummated on April 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1994 or of results which may occur in the future.

                                                       Years Ended March 31,
                                                       _____________________
(In thousands except per share amounts)                 1996           1995
_______________________________________                 ____           ____

Net sales . . . . . . . . . . . . . . . . . . .       $938,877       $911,818
Net earnings. . . . . . . . . . . . . . . . . .         36,229         25,700
Earnings per share: . . . . . . . . . . . . . .            .54            .39


     Subsequent to March 31, 1996, the Company has acquired ten distribution businesses with annual sales of approximately $105 million for an aggregate purchase price of approximately $96 million.

(3) EARNINGS PER SHARE
     Primary and fully diluted earnings per share amounts were determined using the Treasury Stock method.

(4) INVENTORIES
     Inventories consist of:                               March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____

Finished goods. . . . . . . . . . . . . . . . . . .  $85,626         $65,693
Raw materials . . . . . . . . . . . . . . . . . . .    1,879           1,315
                                                      ______          ______
                                                      87,505          67,008
Less reduction to LIFO cost . . . . . . . . . . . .   (1,343)         (1,061)
                                                      ______          ______
                                                     $86,162         $65,947
                                                      ======          ======

       43               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

                                                          March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____

Land and land improvements . . . . . . . . . . . . $  20,066       $ 17,571
Buildings and leasehold improvements . . . . . . .    58,153         43,714
Machinery and equipment, including cylinders . . .   472,868        376,284
Transportation equipment . . . . . . . . . . . . .    33,724         25,944
Construction in progress . . . . . . . . . . . . .     1,517          1,470
                                                     _______        _______
                                                    $586,328       $464,983
                                                     =======        =======

Depreciation and amortization of plant and equipment charged to operations amounted to $32.0 million, $26.3 million and $21.1 million in 1996, 1995 and 1994, respectively.

(6) OTHER NONCURRENT ASSETS

     Other noncurrent assets include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____

Investment in unconsolidated affiliates (Note 10).  $ 9,332         $ 5,473
Noncompete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $46.7 million in 1996
  and $37.4 million in 1995 . . . . . . . . . . . .  47,530          31,955
Other assets. . . . . . . . . . . . . . . . . . . .   4,086           3,960
                                                     ______          ______
                                                    $60,948         $41,388
                                                     ======          ======
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____

Cash overdraft. . . . . . . . . . . . . . . . . . .  $15,706        $11,638
Insurance payable and related reserves. . . . . . .    5,297          6,304
Customer cylinder deposits. . . . . . . . . . . . .    7,058          6,242
Other accrued expenses and current liabilities. . .   44,218         36,007
                                                      ______         ______
                                                     $72,279        $60,191
                                                      ======         ======
The cash overdraft is attributable to the float of the Company's outstanding checks.
       44               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) INDEBTEDNESS

(a) Long-term debt consists of the following:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____

Revolving credit borrowings . . . . . . . . . . . .  $314,804       $202,585
Senior subordinated notes . . . . . . . . . . . . .    20,000         27,857
Acquisition notes . . . . . . . . . . . . . . . . .    50,392         26,532
Industrial Development Board revenue bonds. . . . .     2,491          3,450
All other notes, at various rates and maturities. .    10,324         11,326
                                                      _______        _______
Total long-term debt. . . . . . . . . . . . . . . .   398,011        271,750
Less current installments . . . . . . . . . . . . .   (12,179)      (11,780)
                                                      _______        _______
Long-term debt, excluding current installments. . .  $385,832       $259,970
                                                      =======        =======

     During 1996, the Company amended and increased its unsecured revolving credit facility with various commercial banks from $250 million to $375 million , and converted the facility to a five-year revolver maturing on August 10, 2000. The revolving credit facility also provides for the issuance of letters of credit up to $150 million. Under the terms of the revolving
credit facility, interest is payable quarterly.   At March 31, 1996, $66
million of money market based borrowings were outstanding under the revolving credit facility with effective rates of 5.57%. At March 31, 1996, $105 million of Libor based borrowings were outstanding under the revolving credit facility with effective rates of 5.98%. At the Company's option, borrowings under the revolving credit facility may be prime based, Libor based or Certificate of Deposit based in each case plus an applicable margin.

      The Company has an additional $100 million unsecured line of credit with a group of commercial banks which matures in July 1997 and provides for borrowings at the Libor rate plus an applicable margin ($100 million outstanding at 5.76% as of March 31, 1996). The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $375 million revolving credit facility in September 1996, which will have terms and conditions similar to its existing $375 million facility.

      The Company has a CDN $50 million Canadian credit facility ($37 million U.S.) with various commercial banks which matures on November 14, 1998. At March 31, 1996, the Company had approximately CDN $33 million ($24 million U.S.) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately CDN $17 million ($13 million U.S.).

     The Company also has unsecured line of credit agreements with various commercial banks. At March 31, 1996, these agreements totaled $60 million, under which the Company had aggregate outstanding borrowings of $19 million, at 5.61%.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) INDEBTEDNESS - (Continued)

     Senior subordinated notes with an original face value aggregating $55 million require semi-annual interest payments at 11.375%. Equal annual principal payments of $4.3 million for $12.8 million of the senior subordinated notes continue through August 1998 and equal annual principal payments of $3.6 million for $7.2 million of the senior subordinated notes continue through July 1997.

     Acquisition notes represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average rate of 7.5%. Some acquisition notes require balloon payments which are included in the aggregate maturity schedule.

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

     The aggregate maturities of long-term debt for the five years ending March 31, 2002 and thereafter are as follows (in thousands):

       Years Ending March 31,                       Aggregate Maturity
       ______________________                       __________________
       1997 . . . . . . . . . . . . . . . . . . .    $ 12,179
       1998 . . . . . . . . . . . . . . . . . . .     126,121
       1999 . . . . . . . . . . . . . . . . . . .      37,204
       2000 . . . . . . . . . . . . . . . . . . .      12,017
       2001 . . . . . . . . . . . . . . . . . . .     200,754
       2002 and thereafter. . . . . . . . . . . .       9,736
                                                      _______
                                                     $398,011
                                                      =======

The fair value of long term debt as of March 31, 1996 was approximately $400 million based on current rates offered to the Company by financial institutions for similar type instruments.

(b) Swap Agreements

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 18 interest rate swap agreements during the period from June 1992 through March 31, 1996, including two forward starting swaps. The interest rate swap agreements are with major financial institutions having a total notional principal amount of $224 million at March 31, 1996.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) INDEBTEDNESS - (Continued)

Approximately $205 million of the swap agreements require fixed interest payments based on an average effective rate of 6.53% for remaining periods ranging between 1 and 8 years. The remaining $19 million of swap agreements require floating rates (5.53% at March 31, 1996). The effect of the swap agreements was to increase interest expense $1.3 million and $1.2 million in 1996 and 1995, respectively. Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1996, approximately $23 million of such payments were included in other liabilities.

     The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The fair market value of these swaps was $2.9 million below their carry value at March 31, 1996.

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2001 and thereafter are as follows (in thousands):
                                       Notional Principal Amounts
                                       __________________________
       Years Ending March 31,          Pay-Fixed      Receive-Fixed
       ______________________          _________      _____________
       1997 . . . . . . . . . . . . .  $      0       $     0
       1998 . . . . . . . . . . . . .    30,000             0
       1999 . . . . . . . . . . . . .    12,500         7,500
       2000 . . . . . . . . . . . . .    26,179        12,000
       2001 . . . . . . . . . . . . .    66,178             0
       2002 and thereafter. . . . . .    70,000             0
                                        _______        ______
                                       $204,857       $19,500
                                        =======        ======
(9) STOCKHOLDERS' EQUITY
(a) Common Stock

     On March 22, 1996, the Company's Board of Directors declared a two-for-one stock split to stockholders of record on April 1, 1996, payable on April 15, 1996. Stock options and other rights to acquire the Company's common stock reflect the split. The Statements of Stockholders' Equity have been restated to account for the stock split as if it had occurred on April 1, 1993. All references to the number of shares, except shares authorized, reflect the stock split.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue 20 million shares of preferred stock. At March 31, 1996 and 1995, no shares were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series, and the Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of Preferred Stock, and the number of shares constituting each such series and designation thereof.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY - (Continued)

     Additionally, the Company is authorized to issue 30,000 shares of redeemable preferred stock. At March 31, 1996 and 1995, no shares were outstanding.

(c) Treasury Stock

  The Company's Board has approved a four million share common stock repurchase program. Through March 31, 1996, the Company purchased 2.4 million shares of the Company's common stock at an aggregate cost of $28.9 million. The impact of the stock repurchases on earnings per share amounts was immaterial for 1996. The future purchase of common stock is dependent on prevailing market conditions.

(d) Stock Options

     The Company has a stock option plan for officers and key employees and has reserved 14,080,000 shares under this plan. Options are granted on terms and conditions determined by a committee of the Board of Directors. At March 31, 1996, 3,774,546 options were available for issuance.

     The following table summarizes the activity of the plan during the three
years ended March 31, 1996:                         Number          Price Per
                                                  of Shares          Share
                                                 __________         _________
March 31, 1994
Outstanding, beginning of year . . . . . . . .  5,033,292        $1.46 - $3.49
Granted. . . . . . . . . . . . . . . . . . . .  1,339,320         6.32 -  8.57
Exercised. . . . . . . . . . . . . . . . . . . (1,055,408)        1.46 -  3.49
Expired. . . . . . . . . . . . . . . . . . . .    (66,304)        1.83 -  6.32
March 31, 1995
Outstanding, beginning of year . . . . . . . .  5,250,900         1.46 -  8.57
Granted. . . . . . . . . . . . . . . . . . . .  1,004,600        11.32 - 14.71
Exercised. . . . . . . . . . . . . . . . . . .   (424,060)        1.46 -  7.89
Expired. . . . . . . . . . . . . . . . . . . .     (2,500)        3.30 -  6.32
March 31, 1996
Outstanding, beginning of year . . . . . . . .  5,828,940         1.83 - 14.71
Granted. . . . . . . . . . . . . . . . . . . .    974,020        11.44 - 17.31
Exercised. . . . . . . . . . . . . . . . . . .   (589,010)        1.83 - 11.32
Expired. . . . . . . . . . . . . . . . . . . .    (14,490)        3.30 - 13.32
Outstanding, end of year . . . . . . . . . . .  6,199,460       $ 1.83 -$17.31

     The Company maintains a stock option plan covering Directors who are not employees which has 800,000 shares reserved. At March 31, 1996, 400,000 options were available for issuance.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY - (Continued)

     The following table summarizes the activity of the plan during the three years ended March 31, 1996:
                                                   Number          Price Per
                                                  of Shares          Share
                                                 __________         _________
March 31, 1994
Outstanding, beginning of year . . . . . . . .    248,000        $2.10 - $4.16
Granted. . . . . . . . . . . . . . . . . . . .     56,000             8.57
Exercised. . . . . . . . . . . . . . . . . . .    (32,000)        2.10 -  2.21
March 31, 1995
Outstanding, beginning of year . . . . . . . .    272,000         2.10 -  8.57
Granted. . . . . . . . . . . . . . . . . . . .     40,000            13.82
March 31, 1996
Outstanding, beginning of year . . . . . . . .    312,000        2.10 -  13.82
Granted. . . . . . . . . . . . . . . . . . . .     40,000            13.50
Outstanding, end of year . . . . . . . . . . .    352,000       $2.10 - $13.82

(e) Stock Purchase Warrants

     The Company and the Chairman of the Company were parties to a Stock and Warrant Issuance Agreement, as amended (the "Warrant Agreement"), which was entered into in connection with the Company's acquisition of US Airgas, Inc., of which the Chairman was the majority shareholder, in May 1986. Pursuant to the Warrant Agreement, the Chairman received warrants to purchase a total of 14,127,432 shares of the Company's common stock. Subsequent to the grant dates, the Chairman transferred warrants to purchase 2,976,800 shares of common stock to employees of the Company and to certain other individuals.
As of May 1, 1996, all warrants had been exercised or had expired.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) STOCKHOLDERS' EQUITY - (Continued)

     The following table summarizes the activity of the stock purchase warrants during the three years ended March 31, 1996.

                                                    Number          Price Per
                                                  of Shares          Share
                                                 __________         _________

March 31, 1994
Outstanding, beginning of year . . . . . . . .  2,105,680        $1.68 - $2.19
Exercised. . . . . . . . . . . . . . . . . . .   (481,400)        1.76 -  2.19
March 31, 1995
Outstanding, beginning of year . . . . . . . .  1,624,280         1.68 -  2.19
Exercised. . . . . . . . . . . . . . . . . . .   (114,800)        1.76 -  2.19
March 31, 1996
Outstanding, beginning of year . . . . . . . .  1,509,480         1.76 -  2.19
Exercised. . . . . . . . . . . . . . . . . . . (1,252,568)        1.76 -  2.19
Cancelled. . . . . . . . . . . . . . . . . . .    (12,712)
Outstanding, end of year . . . . . . . . . . .    244,200        $1.76 - $2.19

(f) Shareholder Rights Plan

     Under the terms of a Shareholder Rights Plan, preferred share purchase rights were distributed during 1988 as a dividend at the rate of one right for each common share. The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on August 1, 1998. The rights are not exercisable until a person or entity acquires twenty percent of the Company's common stock. Each right will entitle the holder to buy $16.25 worth of the Company's common stock at an exercise price of $8.13.

(g)  Stock-Based Compensation

     The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules will be required to provide pro-forma disclosures of net income and earnings per share assuming the fair value method was adopted. The Company will elect to continue to use existing accounting rules. The new statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt the provisions in the first quarter of fiscal 1997 and present the required pro-forma disclosure provisions for its fiscal year ending March 31, 1997. As the Company will continue to account for stock-based compensation using the intrinsic value method, this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) INVESTMENT IN UNCONSOLIDATED AFFILIATES


     At March 31, 1996, the Company's investment in unconsolidated affiliates totaled $9.3 million and includes Elkem-American Carbide Company (U.S.), Poligaz SA (Poland) and Bhoruka Gases, Ltd. (India). The Company's share of earnings from unconsolidated affiliates was $1.4 million, $840 thousand and $1.3 million for the years ended March 31, 1996, 1995 and 1994, respectively.

(11) INTEREST EXPENSE, NET

     Interest expense, net, consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996         1995      1994
______________                                   ____         ____      ____

Interest expense. . . . . . . . . . . . . . .   $25,854     $18,476   $13,189
Interest and finance charge income. . . . . .      (992)       (851)     (703)
                                                 ______      ______    ______
                                                $24,862     $17,625   $12,486
                                                 ======      ======    ======
(12) OTHER INCOME, NET

     Other income, net, consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1995         1994      1993
______________                                   ____         ____      ____
Gain on sale of investment in CBI
 Industries, Inc. . . . . . . . . . . . . . .   $   --      $  560      $ --
Other income,net  . . . . . . . . . . . . . .      782         507       453
                                                 _____       _____       ___
                                                $  782      $1,067      $453
                                                 =====       =====       ===
(13) INCOME TAXES

     Pre-tax earnings were derived from the following sources:

                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996         1995      1994
______________                                   ____         ____      ____

United States . . . . . . . . . . . . . . . .   $66,810     $54,239    $35,621
Foreign . . . . . . . . . . . . . . . . . . .     1,432       1,134        696
                                                 ______      ______     ______
                                                $68,242     $55,373    $36,317
                                                 ======      ======     ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

    Income tax expense consisted of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996         1995      1994
______________                                   ____         ____      ____

Current:
   Federal . . . . . . . . . . . . . . . . .   $14,657      $ 9,997    $ 6,515
   Foreign . . . . . . . . . . . . . . . . .       699          573        326
   State . . . . . . . . . . . . . . . . . .     2,298        1,775        997
                                                ______       ______     ______
                                                17,654       12,345      7,838
                                                ______       ______     ______
Deferred:
   Federal . . . . . . . . . . . . . . . . . .   9,660        9,829      6,827
   Foreign . . . . . . . . . . . . . . . . . .      34           47         61
   State . . . . . . . . . . . . . . . . . . .   1,174        1,673      1,301
                                                ______       ______     ______
                                                10,868       11,549      8,189
                                                ______       ______     ______
                                               $28,522      $23,894    $16,027
                                                ======       ======     ======

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:
                                                    Years Ended March 31,
                                                 ___________________________
                                                  1996        1995      1994
                                                  ____        ____      ____

Taxes at U.S. federal statutory rate . . . . . .  35.0%       35.0%     35.0%

Increase in income taxes resulting from:
State income taxes, net of federal benefit . . .   3.3         4.0       4.1
Increase in statutory rate on deferred tax items    --          --       4.5
Amortization of non-deductible goodwill. . . . .   1.8         1.8       2.3
Adjustment of federal and state accruals . . . .    --          --      (4.5)

Other, net . . . . . . . . . . . . . . . . . . .   1.7         2.4       2.7
                                                  ____        ____      ____
                                                  41.8%       43.2%     44.1%
                                                  ====        ====      ====

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

     The significant components of deferred income tax expense attributable to earnings for the years ended March 31, 1996, 1995 and 1994 are as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996        1995     1994
______________                                   ____        ____     ____

Deferred tax expense (exclusive of the
 effects of other components listed below). .   $10,868    $11,549   $ 8,189
Adjustments to deferred tax assets and
 liabilities for enacted changes in tax laws
 and rates. . . . . . . . . . . . . . . . . .        --         --       663
Adjustment of federal and state accruals. . .        --         --      (663)
                                                 ______      _____     _____
                                                $10,868     11,549   $ 8,189
                                                 ======     ======     =====

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax liability and deferred tax asset were as follows:
                                                            March 31,
                                                     _______________________
(In thousands)                                        1996            1995
______________                                        ____            ____
Deferred Tax Assets:
____________________
 Inventories . . . . . . . . . . . . . . . . . .   $ 1,396          $ 1,368
 Accounts Receivable . . . . . . . . . . . . . .       553              885
 Deferred Rental Income. . . . . . . . . . . . .       809              880
 Insurance Reserves. . . . . . . . . . . . . . .     1,339            1,791
 Other Reserves. . . . . . . . . . . . . . . . .     2,487            2,296
 AMT Credit Carryforwards. . . . . . . . . . . .     2,184            3,079
 Other . . . . . . . . . . . . . . . . . . . . .     1,151            1,185
                                                    ______           ______
                                                     9,919           11,484
                                                    ______           ______
Deferred Tax Liabilities:
_________________________
 Property and equipment. . . . . . . . . . . . .   (91,371)         (70,787)
 Intangible Assets . . . . . . . . . . . . . . .      (605)          (2,734)
 Other . . . . . . . . . . . . . . . . . . . . .    (3,412)            (286)
                                                    ______           ______
                                                   (95,388)         (73,807)
                                                    ______           ______
Net Deferred Tax Liability . . . . . . . . . . .  $(85,469)        $(62,323)
                                                    ======           ======

     The Company has recorded tax benefits amounting to $7.6 million, $1.9 million and $3.6 million in 1996, 1995 and 1994, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INCOME TAXES - (Continued)

       The Internal Revenue Service is currently conducting an examination of the Company's federal income tax returns for the years ended March 31, 1993 and 1994. Management believes that the results of this examination will not have a material effect on the Company's earnings, financial condition, or liquidity.

(14) BENEFIT PLANS

(a) Pension and Profit Sharing Plans

     The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for 1996, 1995 and 1994 were $5.1 million, $4.7 million and $3.3 million, respectively.

     During 1993, the Company authorized termination of two defined benefit pension plans effective December 31, 1992. At December 31, 1995, the plans' projected benefit obligations approximate the plans' net assets available for benefits. The settlement of the vested benefit obligations by the purchase of nonparticipating annuity contracts or lump-sum payments for covered employees is not expected to result in a significant gain or loss.

     Certain subsidiaries of the Company participate in multi-employer pension plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial position, results of operations, or liquidity. Amounts expensed under these plans for 1996, 1995 and 1994 were $482 thousand, $418 thousand and $227 thousand, respectively.

(b) Employee Stock Purchase Plan

     , The Company has established an employee stock purchase plan (the "Plan") to encourage and assist employees to acquire an equity interest in the Company. The Plan is authorized to issue 2 million shares of common stock. Generally, employees may elect to have 1 to 15 percent of their gross pay withheld to buy Airgas, Inc. common stock at 85 to 95 percent of the market value depending upon base salary levels. Market value under the Plan is either the employees' enrollment date market value or the quarterly purchase date market value, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The Plan is designed to comply with the requirements of section 423 of the Internal Revenue Code.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) BENEFIT PLANS - (Continued)

     Under the Plan, 368,194, 300,204 and 59,470 shares were issued at an average purchase price of $9.22, $9.02 and $9.00 per share during 1996, 1995 and 1994, respectively.

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

     The net postretirement benefit expense was $98 thousand and $88 thousand for the years ended March 31, 1996 and 1995 , respectively. The Company's unfunded accumulated postretirement benefit obligation was $896 thousand and $837 thousand at March 31, 1996, and 1995, respectively.

     In determining the accumulated postretirement benefit obligation, the discount rate used to estimate the actuarial present value of other postretirement benefits was 7.50% and 8.25% at March 31, 1996 and 1995, respectively. The assumed rate of increase in the health care cost trend rate for employees less than age 65 was 8.25% and 9.75% for March 31, 1996 and 1995, declining gradually to 5.25% and 6.0%, respectively, over the next four years. For employees 65 and older, the assumed rate of increase was 6.16% and 6.62% for March 31, 1996 and 1995, declining gradually to 5.25% and 5.5%, respectively, over the next four years. A 1% increase in the healthcare cost trend rate would have increased net postretirement benefit expense approximately $18 thousand and the APBO approximately $139 thousand at March 31, 1996.

(15) RELATED PARTIES

     The Chairman and Vice President -- Corporate Development, were partners in the law firm which provides legal services to the Company. During the years ended March 31, 1996, 1995 and 1994, fees paid to the law firm totaled $754 thousand, $525 thousand, and $551 thousand, respectively.

     The Company is a party to a sales agency agreement for the sale of carbon products with a company which is a greater than five percent stockholder and a director of that company is also a former director of the Company. The sales agency agreement expires in October 2003. During the years ended March 31, 1996, 1995 and 1994, the Company paid $685 thousand, $543 thousand and $515 thousand, respectively, under this agreement.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15) RELATED PARTIES - (Continued)

     A member of the Company's board of directors is the president of a regional producer and distributor of industrial gases and related equipment in the Southeastern United States. During the years ended March 31, 1996, 1995 and 1994, this company paid $987 thousand, $914 thousand and $1.1 million, respectively, to a joint venture of the Company for the purchase of calcium carbide. In addition, this company paid $604 thousand and $546 thousand to the Company for other gas purchases in 1996 and 1995, respectively.

(16) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases (exclusive of real estate taxes, insurance, and other expenses payable under the terms of the leases) for the years ended March 31, 1996, 1995 and 1994, amounted to $17.8 million, $14.5 million and $9.7 million, respectively. Additionally, the Company leases certain operating facilities from employees of the Company who were previous owners of businesses acquired at market rates.

      The Company entered into certain operating leases for real estate with a trust established by a commercial bank. The trust is committed to purchase real estate properties up to an aggregate amount of $25 million. The trust holds title to the properties and leases the properties to the Company. The rental payments are based on Libor plus an applicable margin and the cost of the property acquired by the trust. The Company has entered into interest rate swap agreements in a notional principal amount of $10 million to hedge the effects of fluctuations in the Libor based rental rate. At the expiration of the leases in 1999, the Company has the option to purchase the real properties at fair value or assist in the sale of the properties to a third party. The Company has guaranteed a portion of the debt outstanding against these properties in the event the proceeds of a sale are not sufficient to cover the trust's investment in the properties. At March 31, 1996, the Company had a contingent guarantee of approximately $7.6 million related to leased facilities.

     The Company has also entered into certain operating leases for cylinders and bulk tanks. At the expiration of the leases in 1998, the Company has the option to purchase equipment at a fixed price, assist in the sale of the equipment to third parties, or renew the lease for a period of one year. The Company has guaranteed a portion of the cost of the equipment in the event the proceeds of a sale are not sufficient to cover the lessor's investment in the equipment. At March 31, 1996, the Company had a contingent guarantee of $2.8 million related to equipment under such leases.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At March 31, 1996, future minimum lease payments under noncancellable
operating leases are as follows:                         (in thousands)
                                                          ____________
               1997 . . . . . . . . . . . . . . . . . .    $17,248
               1998 . . . . . . . . . . . . . . . . . .     15,264
               1999 . . . . . . . . . . . . . . . . . .     12,845
               2000 . . . . . . . . . . . . . . . . . .     10,319
               2001 . . . . . . . . . . . . . . . . . .      7,424
               2002 and thereafter. . . . . . . . . . .     16,435
                                                            ______
                                                           $79,535
                                                            ======
(17) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal and regulatory proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

(18) CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:
                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1996         1995      1994
______________                                   ____         ____      ____
Interest . . . . . . . . . . . . . . . . . . . $25,107     $19,011    $13,502
Income taxes (net of refunds). . . . . . . . .  10,325      11,411      5,333
                                                ======      ======     ======

     The total purchase price, fair value of assets acquired, cash paid and liabilities assumed for business acquisitions is described in note 2.

     During 1996 and 1995, the Company entered into capital lease obligations for approximately $912 thousand and $3.7 million, respectively.

     During 1995, the Company retired 3.8 million shares of treasury stock.

(19) MINORITY INTEREST IN SUBSIDIARIES

     Minority interests in subsidiaries represent the minority shareholders' proportionate share of the equity and the results of operations of certain subsidiaries. Under the terms of exchange rights agreements between the Company and minority shareholders, the Company, under certain circumstances, may require or permit exchange of the minority interests of a subsidiary for common stock of the Company. The agreements provide the minority shareholders with the right to exchange their subsidiary shares for common
stock of the Company at certain     exchange dates designated by the Board of
Directors. Each exchange will be based on the fair value of the subsidiary's shares and the market price of the Company's common stock as of a valuation date designated by the Board of Directors.

     On August 31, 1995 and February 28, 1994 , in connection with optional exchanges, certain minority shareholders elected to exchange
                                     F-26

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

their minority interests for an aggregate of 258,116 and 166,732 shares of common stock, respectively. The market price of the Company's common stock on August 31, 1995 and February 28, 1994 was $13.75 and $10.438 per share, respectively . The acquisition of the minority interests has been recorded using the purchase method of accounting.

     During 1996, 1995 and 1994, the Company sold minority interests in certain of its subsidiaries to employees based on the estimated fair market value of the subsidiary shares. These sales of subsidiary shares were accounted for as capital transactions and, therefore, no gain or loss was recorded.

(20) SUMMARY BY BUSINESS SEGMENT

     The Company, through its subsidiaries, is principally engaged in two related businesses: 1) the distribution of industrial, medical and specialty gases, and related equipment and 2) the manufacture of products for the industrial gas and metals industries.

     Industrial, medical and specialty gases are distributed through the Company's subsidiaries which operate in five divisions with locations in 38 states, Canada and Mexico. The industrial gas distribution market is broad and includes most major industries.

     Products manufactured by the Company include nitrous oxide, a gas with applications in the medical, food packaging and certain high technology electronic industries and calcium carbide and carbon products for the production of acetylene gas and for the non-ferrous metal industry.

(In thousands)                           Distribution   Manufacturing   Total
______________                           ____________   _____________   _____
1996
Net sales  . . . . . . . . . . . . . . .   $801,552      $ 36,592     $838,144
Operating income . . . . . . . . . . . .     86,130         6,855       92,985
Assets . . . . . . . . . . . . . . . . .    846,129        37,513      883,642
Depreciation and amortization. . . . . .     44,386         1,376       45,762
Additions to plant and equipment
 excluding business acquisitions. . . . .    39,755         1,481       41,236
1995
Net sales. . . . . . . . . . . . . . . .    654,381        33,602      687,983
Operating income . . . . . . . . . . . .     66,521         6,079       72,600
Assets . . . . . . . . . . . . . . . . .    613,320        32,317      645,637
Depreciation and amortization. . . . . .     35,548         1,320       36,868
Additions to plant and equipment
 excluding business acquisitions. . . . .    35,961           751       36,712
1994
Net sales  . . . . . . . . . . . . . . .    486,836        32,513      519,349
Operating income . . . . . . . . . . . .     42,399         6,268       48,667
Assets . . . . . . . . . . . . . . . . .    487,701        27,196      514,897
Depreciation and amortization. . . . . .     29,101         1,470       30,571
Additions to plant and equipment
 excluding business acquisitions. . . . .    20,515           803       21,318

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) SUMMARY BY BUSINESS SEGMENT - (continued)

     Corporate operating expenses are allocated between the Company's distribution and manufacturing business segments based on relative sales dollars.

(21) SUPPLEMENTARY INFORMATION (UNAUDITED)

Summary By Quarter

     This table summarizes the unaudited results of operations for each quarter of 1996 and 1995:

(In thousands, except per share data)    First     Second    Third    Fourth
_____________________________________    _____     ______    _____    ______

1996
Net sales . . . . . . . . . . . . . . . $194,272  $199,030  $208,549  $236,293
Operating income. . . . . . . . . . . .   22,037    22,144    22,984    25,820
Net earnings. . . . . . . . . . . . . .    9,454     9,335     9,817    11,114
Net earnings per share (1), (2):. . . . $    .15  $    .14  $    .15  $    .17

1995
Net sales . . . . . . . . . . . . . . . $159,462  $164,986  $174,112  $189,423
Operating income. . . . . . . . . . . .   15,701    17,115    18,577    21,207
Net earnings. . . . . . . . . . . . . .    6,789     7,460     7,790     9,440
Net earnings per share (1), (2):. . . . $    .10  $    .11  $    .12  $    .14


__________________
(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

(2) See notes 3 and 9 to the Company's consolidated financial statements for information regarding earnings per share calculations and adjustment for the stock split effective April 15, 1996.

                                 SCHEDULE II
                                CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1996, 1995 and 1994
                         (In thousands of dollars)


Column A                             Column B          Column C
________                             ________          ________
                                                       Additions
                                                       _________
                                                                Charged
                                     Balance at    Charged to   (Credited)
                                     Beginning      Cost and    to Other
Description                          of Period      Expense     Accounts
____________                         _________     __________   ____________

1996 Accounts Receivable --
 Allowance for doubtful accounts . . $ 4,161       $ 2,719       $ 1,313 (1)
 LIFO cost reserve . . . . . . . . .   1,061           282            --
 Insurance reserves. . . . . . . . .   6,304        19,510           262

1995 Accounts Receivable --
 Allowance for doubtful accounts . . $ 4,207       $ 3,102       $ 1,033 (1)
 LIFO cost reserve . . . . . . . . .     659           402            --
 Insurance reserves. . . . . . . . .   5,341        17,038           132

1994 Accounts Receivable --
 Allowance for doubtful accounts . . $ 3,392       $ 2,884       $ 1,155 (1)
 LIFO cost reserve . . . . . . . . .     465           194            --
 Insurance reserves. . . . . . . . .   7,046        13,031           165





















                                            (COLUMNS CONTINUED ON NEXT PAGE)

                                  SCHEDULE II
                                 CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1996, 1995 and 1994
                         (In thousands of dollars)

(Columns Continued)

Column A                                Column D            Column E
________                                ________            ________
                                                             Balance
                                                            at End of
Description                             Deductions           Period

____________                            ______________       ________

1996 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (4,797) (2)       $ 3,396
 LIFO cost reserve . . . . . . . . . .         --              1,343
 Insurance reserves. . . . . . . . . .    (20,779)             5,297

1995 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (4,181) (2)       $ 4,161
 LIFO cost reserve . . . . . . . . . .         --              1,061
 Insurance reserves. . . . . . . . . .    (16,207)             6,304

1994 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (3,224) (2)       $ 4,207
 LIFO cost reserve . . . . . . . . . .         --                659
 Insurance reserves. . . . . . . . . .    (14,901)             5,341


________
(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2) Write-off of uncollectible accounts.


















                                     F-29, Continued