Form 10-K/A
period 1996-03-31
AIRGAS INC
filed 1996-06-26
CIK 804212

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

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Securities Exchange Act of 1934, Exhibit 23.2, Consent of Independent Accountants, and Exhibit 99.1 containing information, financial statements and exhibits required by Form 11-K with respect to the Registrant's 401(k) Plan.

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

  (b)    Reports on Form 8-K.

         On March 27, 1996, the Company filed a current report on Form 8-K to announce, under Item 5, that its Board of Directors approved a two-for-one split of its common stock, issuable on April 15, 1996, to stockholders of record on April 1, 1996.

  (c)  Index to Exhibits and Exhibits filed as a part of this report.

  3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

**3.2  Airgas, Inc. By-Laws Amended and Restated November 29, 1994.

  4.1 Seventh Amended and Restated Loan Agreement dated August 10, 1995 between Airgas, Inc. and certain banks and NationsBank of North Carolina, N.A. ($375,000,000 credit facility). (Incorporated by reference to Exhibit 4.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

**4.3 Loan Agreement dated February 5, 1996 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($100,000,000 credit facility).

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


**(11)   Statement re: computation of earnings per share.
**(21)   Subsidiaries of the Company.
**(23.1) Consent of KPMG Peat Marwick LLP.
  (23.2) Consent of KPMG Peat Marwick LLP
  (23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
**(27)   Financial data schedule
  (99.1) Form 11-K for the Registrant's 401(K) Plan
  (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan (to be filed by amendment)

_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

**Previously filed.

                                  Signatures
                                  __________


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Airgas, Inc.



Date:  June 26, 1996              By: /s/ Britton H. Murdoch
                                      _________________________
                                      Vice President - Finance
                                      Chief Financial Officer

                                Exhibit Index


Exhibit

23.2             Consent of KPMG Peat Marwick LLP.

99.1 Annual Report on Form 11-K with respect to the Airgas, Inc. 401(k) Plan