Form 10-Q
period 1996-06-30
AIRGAS INC
filed 1996-08-12
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             June 30, 1996
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at August 1, 1996: 64,475,912 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                                 June 30, 1996


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of June 30, 1996
     and March 31, 1996....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended June 30, 1996 and 1995.....................5

Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 1996 and 1995.....................6

Notes to Consolidated Financial Statements.................................7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................11


PART II - OTHER INFORMATION
___________________________

Exhibits and Reports on Form 8-K..........................................17

Signatures................................................................18


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                    June 30,      March 31,

                                                      1996          1996
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $3,819 at June 30,
  1996 and $3,396 at March 31, 1996                  $139,228       $120,811

Inventories                                           106,113         86,162

Prepaid expenses and other current assets              16,508         11,601
                                                    _________        _______
               Total current assets                   261,849        218,574
                                                    _________        _______

Plant and Equipment, at cost                          617,211        586,328

   Less accumulated depreciation and amortization    (156,592)      (147,451)
                                                    _________        _______
               Plant and equipment, net               460,619        438,877

Other Non-current Assets                              117,598         60,948

Goodwill, net of accumulated amortization of
  $21,121 at June 30, 1996 and $19,552
  at March 31, 1996                                   212,113        165,243
                                                    _________        _______
               Total assets                        $1,052,179       $883,642
                                                    =========        =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                     June 30,        March 31,
                                                      1996            1996
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 17,644         $ 12,179
Accounts payable, trade                               57,703           52,528
Accrued expenses and other current liabilities        76,149           72,279
                                                   _________          _______
         Total current liabilities                   151,496          136,986
                                                   _________          _______

Long-Term Debt                                       522,288          385,832

Deferred Income Taxes                                 90,233           88,400

Other Non-current Liabilities                         36,044           34,490

Minority Interest in Subsidiaries                      1,954            1,725

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 66,788 and 66,314
   shares issued at June 30, 1996 and
   March 31, 1996, respectively                          669              663

   Capital in Excess of Par Value                     94,296           91,512
   Retained earnings                                 184,510          173,360
   Cumulative Translation Adjustment                    (395)            (410)
   Treasury Stock, 2,355 common shares at
   cost at June 30, 1996 and March 31, 1996,
   respectively                                      (28,916)         (28,916)
                                                   _________          _______
       Total stockholders' equity                    250,164          236,209
                                                   _________          _______
       Total liabilities and stockholders' equity $1,052,179        $ 883,642
                                                   =========          =======




See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 June 30, 1996              June 30, 1995

                                 __________________         __________________
Net sales:
   Gas Distribution                  $248,129                      $185,634
   Industrial Distribution             16,452                             -
   Manufacturing                        9,517                         8,638
                                      _______                       _______
         Total net sales              274,098                       194,272
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Gas Distribution               126,590                        90,921
       Industrial Distribution         13,432                             -
       Manufacturing                    6,330                         5,736
   Selling, distribution and
    administrative expenses            86,187                        65,137
   Depreciation and amortization       14,238                        10,441
                                      _______                       _______
         Total costs and expenses     246,777                       172,235
                                      _______                       _______
Operating income:
   Gas Distribution                    24,944                        20,479
   Industrial Distribution                544                             -
   Manufacturing                        1,833                         1,558
                                      _______                       _______
                                       27,321                        22,037


Interest expense, net                  (8,281)                       (5,588)
Other income, net                         281                           211
Minority interest                        (229)                         (191)
                                      _______                       _______
   Earnings before income taxes        19,092                        16,469

Income taxes                            7,942                         7,015
                                      _______                       _______
Net earnings                         $ 11,150                      $  9,454
                                      =======                       =======

Earnings per share                   $    .17                      $    .15
                                      =======                       =======
Weighted average shares                67,095                        65,152
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Three Months Ended    Three Months Ended
                                      June 30, 1996         June 30, 1995
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 11,150               $  9,454
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               14,238                 10,441
   Deferred income taxes                        2,382                  2,806
   Equity in earnings of unconsolidated
    affiliates                                   (315)                  (297)
   Gain on sale of plant and equipment              3                      0
   Minority interest in earnings                  229                    191
   Stock issued for employee benefit plan       1,146                    790
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                     (5,104)                 1,534
    Inventories                               (10,494)                (1,773)
    Prepaid expenses and other
     current assets                            (3,190)                (1,153)
    Accounts payable, trade                       220                 (5,919)
    Accrued expenses and other current
     liabilities                                  278                 (1,363)
    Other assets and liabilities, net          (5,513)                   598
                                              _______                _______
    Net cash provided by operating activities   5,030                 15,309
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (14,814)                (8,592)
  Proceeds from sale of plant and
   equipment                                      947                    379
  Business acquisitions, net of cash acquired (78,877)               (13,094)
  Investment in unconsolidated affiliates     (27,917)                     0
  Other, net                                      403                    213
                                              _______                _______
   Net cash used by investing activities     (120,258)               (21,094)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    239,589                 81,336
  Repayment of debt                          (123,832)               (60,000)
  Repurchase of treasury stock                      0                (15,540)
  Exercise of options and warrants              1,004                  1,674
  Net overdraft                                (1,533)                (1,685)
                                              _______                _______
   Net cash provided by financing
    activities                                115,228                  5,785
                                              _______                _______
CHANGE IN CASH                              $       0               $      0
Cash - beginning of period                          0                      0
                                              _______                _______
Cash - end of period                        $       0               $      0

                                              =======                =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   BASIS OF PRESENTATION
      _____________________

      The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 - 50% owned operations where control does not exist or is considered temporary.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the year ended March 31, 1996.

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at June 30, 1996 and March 31, 1996; the consolidated statements of earnings for the three months ended June 30, 1996 and 1995; and the consolidated statements of cash flows for the three months ended June 30, 1996 and 1995. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1996 to June 30, 1996, the Company acquired nine businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies and one distributor of safety and industrial supplies, with annual sales of approximately $107 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $99 million and includes cash and real estate acquired of $368 thousand and $2 million, respectively. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to June 30, 1996, the Company has acquired industrial gas distribution businesses with annual sales of approximately $9 million. In addition, on August 1, 1996, the Company announced that it signed a letter of intent to acquire Rutland Tool & Supply Co., Inc. ("Rutland"). In the proposed transaction, Rutland shareholders will receive approximately $65 million of Airgas common stock in exchange for all of their Rutland stock. The Rutland acquisition is expected to close by September 1, 1996.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                          June 30,                March 31,
                                            1996                    1996
                                          ________                ________

      Finished goods                     $106,994                 $ 85,626
      Raw materials                           525                    1,879
                                          _______                  _______
                                          107,519                   87,505

      Less reduction to LIFO cost         ( 1,406)                  (1,343)
                                          _______                  _______
                                         $106,113                 $ 86,162
                                          =======                  =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                           June 30,               March 31,
                                            1996                    1996
                                         _____________            _________

    Land and land improvements           $ 21,292                 $ 20,066
    Building and leasehold improvements    59,041                   58,153
    Machinery and equipment, including
     cylinders                            499,107                  472,868
    Transportation equipment               35,285                   33,724
    Construction in progress                2,486                    1,517
                                          _______                  _______
                                         $617,211                 $586,328
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                          June 30,                March 31,
                                            1996                    1996
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 57,089                 $  9,332
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $49.5 million at June 30, 1996
     and $46.7 million at March 31, 1996   51,983                   47,530
    Other assets                            8,526                    4,086
                                          _______                  _______
                                         $117,598                 $ 60,948
                                          =======                  =======

Investment in unconsolidated affiliates at June 30, 1996 includes the Company's investment of approximately $47.6 million in cash and notes related to the June 28, 1996 purchase of 45% of the voting capital stock of National
Welders Supply Company, Inc.



(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                          June 30,               March 31,
                                            1996                    1996
                                         _____________            _________

    Cash overdraft                       $ 14,173                 $ 15,706
    Insurance payable and related
     reserves                               5,888                    5,297
    Customer cylinder deposits              8,325                    7,058
    Other accrued expenses and current
     liabilities                           47,763                   44,218
                                          _______                  _______
                                         $ 76,149                 $ 72,279
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

     On July 26, 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of a joint venture with the majority shareholders of National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

     The Company's financial results for the quarter ended June 30, 1996 reflect substantial growth compared with the first quarter last year. Net sales of $274.1 million, net earnings of $11.1 million and earnings per share of $.17 represent increases over the prior period of 41%, 18% and 13%, respectively. Net sales increased during the quarter ended June 30, 1996 over the same period in the prior year primarily due to an increase in same-store distribution sales and the acquisition of distribution companies.

     The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales, which were up approximately 4.5% quarter-over-quarter, and earnings and cash flow generated by the 50 distribution businesses acquired since April 1, 1995.

     The Company intends to strategically broaden its product line in order to increase sales to existing customers and to take advantage of its distribution network. Recent product line additions have included returnable containers, specialty gases (such as refrigerants and sterilizing gases) and additional hardgoods (such as industrial supplies, safety products and coatings). In April 1996, the Company acquired IPCO Safety Products Company (IPCO), a $55 million distributor of industrial safety equipment and supplies. IPCO represents the Company's first acquisition in its Industrial Distribution Division (IDD) segment. The Company's strategy is to acquire additional industrial distribution companies with a focus on increasing same-store sales of new industrial product lines through both the acquired businesses and its existing distribution customers. The Company continued its strategy with the announcement of its intent to acquire Rutland Tool & Supply Co., Inc., a $65 million distributor of metal working and industrial tools and supplies. The Rutland acquisition is expected to close September 1, 1996. The Company believes the selective addition of complementary product offerings will enable it to better serve its diverse, expanding customer base.

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 22% to the record level of $27.8 million from $22.7 million in the 1995 quarter. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995
__________________________

      Net sales increased 41% during the quarter ended June 30, 1996 compared to the same quarter in the prior year:


(in thousands)
                                1996              1995            Increase
                                ____              ____            __________

    Gas Distribution          $248,129          $185,634          $ 62,495
    Industrial Distribution     16,452                 -            16,452
    Manufacturing                9,517             8,638               879
                               _______           _______           _______
                              $274,098          $194,272          $ 79,826
                               =======           =======           =======

      For the quarter ended June 30, 1996, Gas Distribution sales increased approximately $53 million resulting from the acquisition of 49 distributors since April 1, 1995 and approximately $9 million from same-store sales. The Company estimates that had all acquisitions during the quarter ended June 30, 1996 been consummated on April 1, 1996, Gas Distribution sales for 1996 would have been approximately $4 million higher. The increase in same-store sales of approximately 3.8% is partially attributable to an increased volume of lower margin hardgoods sales and refrigerant gases. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy, and, to a lesser extent, the Company's ability to expand markets for new and existing products and to increase prices. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company. Also, management believes that the gas portion of its Gas Distribution business is somewhat resistant to an economic downturn. Management further believes that sales of certain lower margin non-consumable hardgoods equipment, such as welding machines, are more likely to be adversely impacted during a downturn in the economy and, conversely, are typically the fastest to rebound during an economic recovery.

     IDD's sales consist solely of hardgoods products. IDD's same store sales increased approximately 17% during the quarter ended June 30, 1996 compared to 1995.

     Sales for the Company's manufacturing operations increased 10% during the quarter ended June 30, 1996 primarily as a result of an increase in the demand for carbon products.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The increase in Gas Distribution gross profit of $26.8 million over 1995 resulted from acquisitions which contributed $23.7 million and from same-store gross profit growth of $3.1 million. The same-store gross profit growth is attributable to increased sales of lower margin hardgoods and refrigerant gases, increased sales of gases related to the Company's small bulk program, and growth in rental income as a result of price increases and better utilization of the Company's cylinder population. Sales of lower margin hardgoods and refrigerant gases, combined with recent acquisitions which have a higher mix of lower margin hardgoods, contributed to the decrease in gross margin from 51% in 1995 to 49% in the current quarter.

     Selling, distribution and administrative expenses as a percentage of gross profit increased to 78.6% compared to 77.4% in 1995. Of such expenses, distribution expenses and selling, general and administrative expenses increased as a percent of gross margin over 1995. Offsetting these increases were decreases in salaries, occupancy costs and depreciation and amortization as a percent of gross margin.

      Operating income increased 24% in 1996 compared to 1995:


(in thousands)
                                1996              1995            Increase
                                ____              ____            __________

     Gas Distribution         $24,944           $20,479           $ 4,465
     Industrial Distribution      544                 -               544
     Manufacturing              1,833             1,558               275
                               ______            ______            ______
                              $27,321           $22,037           $ 5,284
                               ======            ======            ======

      Gas Distribution operating income as a percentage of Gas Distribution sales decreased to 10.1% compared to 11% in 1995. The lower operating income margin is primarily a result of Gas Distribution acquisitions completed in the last 12 to 24 months which have a greater mix of lower margin hardgoods, with an overall operating income margin of approximately 7 to 8%. Operating margins have also been impacted by the loss of certain acquisition sales and acquisition consolidation costs.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      IDD operating income as a percent of sales was 3.3% during the quarter ended June 30, 1996. Operating margins were impacted by certain low margin sales and an increase in salaries and wages expenses. In connection with the expansion of IDD, the Company has increased the staffing for certain sales and management positions.

      Manufacturing operating income increased $275 thousand compared to 1995 due to strong demand for carbon products.

      Interest expense, net, increased $2.7 million compared to 1995 primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since April 1, 1995, offset by slightly lower interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.6% of pre-tax earnings in 1996 compared to 42.6% in 1995. The decrease in the effective income tax rate was primarily a result of certain tax planning strategies implemented during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings and funds provided by operating activities.

      Cash flows from operating activities totaled $5.0 million for the three months ended June 30, 1996. Depreciation and amortization represent $14.2 million of cash flow from operating activities. Deferred income taxes of $2.4 million principally resulted from temporary differences. Working capital components of cash flow increased $18.3 million as a result of an increase in accounts receivable associated with higher same store sales, an increase in inventory levels to meet increased hardgoods and refrigerant gas sales volumes and an increase in prepaid expenses and other current assets. The increase in other assets and liabilities, net, primarily relates to amounts paid in connection with securing a product supply agreement. Days-sales outstanding and days-supply of inventory levels are comparable to March 31, 1996 levels.

     Cash used by investing activities totaled $120.2 million which was primarily comprised of $14.8 million for capital expenditures, $78.9 million related to acquisitions and $27.9 million related to the Company's investment in National Welders Supply (see footnote 5 and Item 6, Exhibits and Reports on Form 8-K).

     The Company's use of cash for capital expenditures was partially attributable to the continued assimilation of certain acquisitions which has required the Company to make capital expenditures in areas such as combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders rented from third parties. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In addition, the Company has recently undertaken initiatives to further develop its industrial gas customer base to selectively include customers which require large volume supplies of gases, such as nitrogen. For these customers, the Company will enter into a long-term supply contract and will construct an air separation plant near the customer's facility or facilities. The Company has entered into agreements with two customers and is constructing two air separation plants which will begin production during fiscal 1998.
Upon completion, as lessee, the Company intends to lease the plants under long-term operating leases.

      Financing activities provided cash of $115.8 million with total debt outstanding increasing by $141.9 million from March 31, 1996. Debt incurred in connection with the acquisition of distribution businesses and the Company's investment in National Welders Supply, including seller notes and assumed notes, totalled $105 million.

      The Company's primary source of borrowing is a $375 million unsecured revolving credit facility with various commercial banks which matures on August 10, 2000. At June 30, 1996, the Company had approximately $216 million in borrowings under the facility and approximately $78 million committed under letters of credit, resulting in unused availability under the facility of approximately $81 million.

      On February 5, 1996, the Company entered into a $100 million unsecured revolving credit facility with a group of commercial banks which matures on July 1, 1997. The facility has provided additional availability to finance the Company's ongoing acquisition program. The terms and conditions of this facility are similar to the Company's existing $375 million facility. At June 30, 1996, the Company had $100 million outstanding under the facility. The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $375 million revolving credit facility in September 1996, which will have terms and conditions similar to its existing $375 million facility.

      On June 28, 1996, the Company entered into an additional $100 million unsecured revolving credit facility with a commercial bank which matures on July 1, 1997. The terms and conditions of this facility are also similar to the Company's existing $375 million facility. At June 30, 1996, the Company had $60 million outstanding under the facility. The Company intends to terminate its $100 million facility in conjunction with an anticipated increase in the Company's $375 million revolving credit facility in September 1996, which will have terms and conditions similar to its existing $375 million facility.

      On August 8, 1996, the Company commenced a medium term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. The Company intends to use the program to refinance bank debt and for general corporate purposes.

      The Company has a CDN $50 million Canadian credit facility ($37 million U.S.) with various commercial banks which matures on November 14, 1998. At June 30, 1996, the Company had approximately CDN $38 million ($28 million U.S.) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately CDN $12 million ($9 million U.S.).

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company also has unsecured line of credit agreements with various commercial banks. At June 30, 1996, these agreements totaled $60 million, under which the Company had aggregate outstanding borrowings of $27 million.

      At June 30, 1996, the effective interest rate related to outstanding borrowings under all credit lines was approximately 5.91%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 18 interest rate swap agreements during the period from June 1992 through June 30, 1996. The swap agreements are with major financial institutions and aggregate $224 million in notional principal amount at June 30, 1996. Approximately $205 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.53% for remaining periods ranging between 1 and 8 years. Two swap agreements require floating rates ($19.5 million notional amount at 5.53% at June 30, 1996). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At June 30, 1996, approximately $23 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. Subsequent to June 30, 1996, the Company has acquired distribution businesses with annual sales of approximately $9 million. In addition, on August 1, 1996, the Company announced that it signed a letter of intent to acquire Rutland Tool & Supply Co., Inc. The Company anticipates issuing $65 million of common stock in connection with this acquisition.

      The Company does not currently pay dividends.

OTHER
_____

New Accounting Pronouncements

     In the first quarter of fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

     The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and

                                 AIRGAS, INC.

similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules are required to provide pro-forma disclosures of net income and earnings per share assuming the fair value method was adopted. The Company has elected to continue to use existing accounting rules. Accordingly, the Company will present the required pro-forma disclosure provisions for its fiscal year ending March 31, 1997. As the Company will continue to account for stock-based compensation using the intrinsic value method, this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 26, 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

     On April 5, 1996, the Company filed a current report on Form 8-K, which provided under Item 5, audited financial statements and pro forma information for five individually insignificant businesses acquired through February 1, 1996, in accordance with Regulation S-X, Rule 3-05
     (b)(l)(i).

     On May 7, 1996, the Company filed a current report on Form 8-K, which provided under Item 5, cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company. This filing was made in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     On June 28, 1996, the Company filed a current report on Form 8-K, providing under Item 2, the terms of a joint venture agreement by and among the Company, National Welders Supply Company, Inc. ("NWS"), J.A. Turner, Jr., Judith Carpenter, J.A. Turner, III and Linerieux B. Turner and certain other parties. The Company acquired approximately 45% of the voting capital stock of NWS for a payment in cash and notes totalling approximately $47.6 million.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 12, 1996                         /s/ Britton H. Murdoch
_______________                         _______________________
Date                                    Britton H. Murdoch
                                        Vice President and
                                        Chief Financial Officer