Form 10-Q
period 1996-09-30
AIRGAS INC
filed 1996-11-13
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             September 30, 1996
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at November 1, 1996: 68,217,251 shares

                                  AIRGAS, INC.

                                   FORM 10-Q

                               September 30, 1996


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of September 30, 1996
     and March 31, 1996....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended September 30, 1996 and 1995................5

Consolidated Statements of Earnings
     for the Six Months Ended September 30, 1996 and 1995..................6

Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 1996 and 1995..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................12


PART II - OTHER INFORMATION
___________________________

Legal Proceedings.........................................................22

Submission of Matters to a vote of Security Holders.......................23

Exhibits and Reports on Form 8-K..........................................23

Signatures................................................................24


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  September 30,   March 31,
                                                     1996           1996
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
____________________________________________
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $4,062 at September 30,
  1996 and $3,396 at March 31, 1996                  $144,054       $120,811

Inventories                                           134,489         86,162

Prepaid expenses and other current assets              18,480         11,601
                                                    _________        _______
               Total current assets                   297,023        218,574
                                                    _________        _______

Plant and Equipment, at cost                          638,190        586,328

   Less accumulated depreciation and amortization    (166,143)      (147,451)
                                                    _________        _______
               Plant and equipment, net               472,047        438,877

Other Non-current Assets                              131,931         60,948

Goodwill, net of accumulated amortization of
  $22,866 at September 30, 1996 and $19,552
  at March 31, 1996                                   280,673        165,243
                                                    _________        _______
               Total assets                        $1,181,674       $883,642
                                                    =========        =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                 September 30,      March 31,
                                                    1996              1996
                                                 (Unaudited)
                                                  ___________       ________
LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current Liabilities
Current portion of long-term debt                   $ 18,546         $ 12,179
Accounts payable, trade                               54,459           52,528
Accrued expenses and other current liabilities        78,497           72,279
                                                   _________          _______
         Total current liabilities                   151,502          136,986
                                                   _________          _______

Long-Term Debt                                       557,367          385,832

Deferred Income Taxes                                 92,616           88,400

Other Non-current Liabilities                         35,157           34,490

Minority Interest in Subsidiaries                      2,105            1,725

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 68,201 and 66,314
   shares issued at September 30, 1996 and
   March 31, 1996, respectively                          684              663
   Capital in excess of par value                    146,823           91,512
   Retained earnings                                 195,820          173,360
   Cumulative translation adjustment                    (400)            (410)
   Treasury stock, 2,355 common shares at
   cost at March 31, 1996                                  -          (28,916)
                                                   _________          _______
       Total stockholders' equity                    342,927          236,209
                                                   _________          _______
       Total liabilities and stockholders' equity $1,181,674        $ 883,642
                                                   =========          =======




See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 September 30, 1996         September 30, 1995
                                 __________________         __________________
Net sales:
   Distribution                      $249,150                      $190,456
   Direct Industrial                   20,437                             -
   Manufacturing                        9,125                         8,574
                                      _______                       _______
         Total net sales              278,712                       199,030
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                   123,753                        93,424
       Direct Industrial               15,537                             -
       Manufacturing                    5,847                         5,293
   Selling, distribution and
    administrative expenses            89,544                        66,997
   Depreciation and amortization       15,023                        11,172
                                      _______                       _______
         Total costs and expenses     249,704                       176,886
                                      _______                       _______
Operating income:
   Distribution                        26,578                        20,260
   Direct Industrial                      638                             -
   Manufacturing                        1,792                         1,884
                                      _______                       _______
                                       29,008                        22,144


Interest expense, net                  (9,753)                       (5,867)
Other income, net                          70                           155
Equity in earnings of unconsolidated
 affiliate                                114                             -
Minority interest                        (152)                         (174)
                                      _______                       _______
   Earnings before income taxes        19,287                        16,258

Income taxes                            7,977                         6,923
                                      _______                       _______
Net earnings                         $ 11,310                      $  9,335
                                      =======                       =======

Earnings per share                   $    .17                      $    .14
                                      =======                       =======
Weighted average common and
common equivalent shares               67,660                        65,352
                                      =======                       =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Six Months Ended           Six Months Ended
                                 September 30, 1996         September 30, 1995
                                 __________________         __________________
Net sales:
   Distribution                      $497,279                      $376,090
   Direct Industrial                   36,889                             -
   Manufacturing                       18,642                        17,212
                                      _______                       _______
         Total net sales              552,810                       393,302
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation and
     amortization)
       Distribution                   250,343                       184,345
       Direct Industrial               28,969                             -
       Manufacturing                   12,177                        11,029
   Selling, distribution and
    administrative expenses           175,731                       132,134
   Depreciation and amortization       29,261                        21,613
                                      _______                       _______
         Total costs and expenses     496,481                       349,121
                                      _______                       _______
Operating income:
   Gas Distribution                    51,522                        40,739
   Industrial Distribution              1,182                             -
   Manufacturing                        3,625                         3,442
                                      _______                       _______
                                       56,329                        44,181


Interest expense, net                 (18,034)                      (11,455)
Other income, net                         351                           366
Equity in earnings of unconsolidated
 affiliate                                114                             -
Minority interest                        (381)                         (365)
                                      _______                       _______
   Earnings before income taxes        38,379                        32,727

Income taxes                           15,919                        13,938
                                      _______                       _______
Net earnings                         $ 22,460                      $ 18,789
                                      =======                       =======

Earnings per share                   $    .33                      $    .29
                                      =======                       =======
Weighted average common and
common equivalent shares               67,350                        65,212
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Six Months Ended      Six Months Ended
                                      September 30, 1996    September 30, 1995
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 22,460               $ 18,789
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization               29,261                 21,613
   Deferred income taxes                        4,776                  5,924
   Equity in earnings of unconsolidated
    affiliates                                   (749)                  (683)
   Loss on sale of plant and equipment            101                     13
   Minority interest in earnings                  381                    365
   Stock issued for employee benefit plan       2,353                  1,603
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                     (2,681)                (1,777)
    Inventories                               (20,458)                  (632)
    Prepaid expenses and other
     current assets                            (2,912)                (3,876)
    Accounts payable, trade                    (6,649)                (8,943)
    Accrued expenses and other current
     liabilities                                1,777                  1,403
    Other assets and liabilities, net          (6,001)                  (710)
                                              _______                _______
    Net cash provided by operating activities  21,659                 33,089
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (31,101)               (19,414)
  Proceeds from sale of plant and
   equipment                                    1,313                  1,501
  Business acquisitions, net of cash acquired (92,348)               (35,163)
  Investment in unconsolidated affiliates     (33,849)                     -
  Dividend from joint venture                     413                    293
  Other, net                                   (2,378)                  (440)
                                              _______                _______
   Net cash used by investing activities     (157,950)               (53,223)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    667,681                303,305
  Repayment of debt                          (528,546)              (268,857)
  Financing costs                              (1,667)                   (56)
  Repurchase of treasury stock                      -                (15,540)
  Exercise of options and warrants              2,444                  2,991
  Net overdraft                                (3,621)                (1,709)
                                              _______                _______
   Net cash provided by financing
    activities                                136,291                 20,134
                                              _______                _______
CHANGE IN CASH                              $       0               $      0
Cash - beginning of period                          0
                                              _______                _______
Cash - end of period                        $       0               $      0
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at September 30, 1996 and March 31, 1996; the consolidated statements of earnings for the three and six months ended September 30,1996 and 1995; and the consolidated statements of cash flows for the six months ended September 30, 1996 and 1995. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1996 to September 30, 1996, the Company acquired thirteen businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies and two distributors of safety and industrial tools and supplies, with aggregate annual sales of approximately $184 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $211 million and includes cash and real estate acquired of $281 thousand and $2 million, respectively. Included in the aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's common stock, (which includes approximately 2.4 million treasury shares), issued in connection with the acquisition of Rutland Tool & Supply Co., Inc. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to September 30, 1996, the Company acquired distributor businesses with annual sales of approximately $26 million. In addition, on October 29, 1996, the Company announced that it signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"). In the proposed transaction, Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash, and is expected to close on February 1, 1997. In a separate transaction which was also announced on October 29, 1996, the Company agreed to acquire Shell Land & Energy Company ("Shell") interests in unitized leases producing carbon dioxide in the Northeast Jackson Dome area of Mississippi and Shell's 183-mile pipeline from the Northeast Jackson Dome area to White Castle, Louisiana. The Shell transaction is scheduled to close in November 1996.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                         September 30,            March 31,
                                            1996                    1996
                                          ___________             ________

      Finished goods                     $134,422                 $ 85,626
      Raw materials                         1,546                    1,879
                                          _______                  _______
                                          135,968                   87,505

      Less reduction to LIFO cost         ( 1,479)                  (1,343)
                                          _______                  _______
                                         $134,489                 $ 86,162
                                          =======                  =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                          September 30             March 31,
                                             1996                    1996
                                         _____________            _________

    Land and land improvements           $ 21,401                 $ 20,066
    Building and leasehold improvements    60,441                   58,153
    Machinery and equipment, including
     cylinders                            516,800                  472,868
    Transportation equipment               37,447                   33,724
    Construction in progress                2,101                    1,517
                                          _______                  _______
                                         $638,190                 $586,328
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                         September 30,             March 31,
                                            1996                     1996
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 63,537                 $  9,332
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $52.6 million at September 30, 1996
     and $46.7 million at March 31, 1996   59,152                   47,530
    Other assets                            9,242                    4,086
                                          _______                  _______
                                         $131,931                 $ 60,948
                                          =======                  =======

Investment in unconsolidated affiliates at September 30, 1996 includes the Company's investment of approximately $47.6 million in cash and notes related to the June 28, 1996 purchase of 45% of the voting capital stock of National
Welders Supply Company, Inc. As of September 30, 1996, the investment in unconsolidated affiliates includes goodwill of approximately $30 million which is being amortized into income over 40 years.


(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                         September 30,            March 31,
                                            1996                    1996
                                         _____________            _________

    Cash overdraft                       $ 12,085                 $ 15,706
    Insurance payable and related
     reserves                               7,598                    5,297
    Customer cylinder deposits              8,080                    7,058
    Other accrued expenses and current
     liabilities                           50,734                   44,218
                                          _______                  _______
                                         $ 78,497                 $ 72,279
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(7)   INDEBTEDNESS
      ____________

      On August 8, 1996, the Company commenced a medium term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. In September 1996, the Company issued the following long-term debt under the medium term note program: (a) $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; and (b) $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%. The proceeds from the medium term note issuances were used to repay bank debt. In connection with the issuance of the notes, the Company entered into three reverse interest rate swap agreements.

(8)   EARNINGS PER SHARE
      __________________

      Earnings per share amounts were determined using the treasury stock method. This method assumes the exercise of all dilutive outstanding options and warrants and the use of the aggregate proceeds therefrom to acquire the Company's outstanding common stock.

(9)   COMMITMENTS AND CONTINGENCIES
      _____________________________

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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

     The Company's financial results for the quarter ended September 30, 1996 reflect substantial growth compared with the second quarter last year. Net sales of $278.7 million, net earnings of $11.3 million and earnings per share of $.17 represent increases over the prior period of 40%, 21% and 21%,respectively. Net sales increased during the quarter compared to the prior period primarily as a result of the acquisition of 44 distribution companies since July 1, 1995 and an increase in same-store distribution sales of approximately 3%.

     The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales, distribution gross margin expansion and earnings and cash flow generated by the 44 distribution businesses acquired since July 1, 1995. Somewhat offsetting the Company's earnings growth were costs to consolidate the 60 distribution acquisitions which have been completed over the past 18 months. Also, earnings in the current quarter were diluted by the interest costs associated the Company's joint venture investment in National Welders.

     The Company's growth strategy through acquisitions continued through the second quarter. During the current fiscal year, the Company has acquired industrial gas distributors with annual sales of approximately $90 million.

     During the current fiscal year, the Company has also acquired IPCO Safety Products Company (IPCO) and Rutland Tool & Supply Co., Inc. (Rutland) which have aggregate annual sales of $120 million. IPCO and Rutland provides additional product lines and management talent to form the base for the Company's industrial distribution segment which is called Airgas Direct Industrial ("ADI").

     On October 29, 1996, the Company announced that it had signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"), the fourth largest producer of carbon dioxide in the United States, in a merger scheduled for completion by February 1, 1997. Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash. The Company also announced on October 29, 1996 that it has agreed to acquire Shell Land & Energy Company's interest in unitized leases producing carbon dioxide in the Northeast Jackson Dome area of Mississippi and Shell's 183-mile carbon dioxide pipeline which originates at the Northeast Jackson Dome area and extends to White Castle, Louisiana. Closing with Shell is scheduled during November 1996. The Carbonic Industries and Shell acquisitions will become part of the Company's Manufacturing segment.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company intends to continue to grow through acquisitions while exploring ways to leverage its broad geographic presence by selling additional products and services to existing customers through its network of more than 600 distribution locations in 41 states, Canada and Mexico. Recent product line additions have included returnable containers, specialty gases (such as refrigerants and sterilizing gases) and additional hardgoods (such as industrial supplies, safety products and coatings). The Company believes the selective addition of complementary products will enable it to better serve its diverse, expanding customer base.

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 22% to the record level of $28.7 million from $23.6 million in the prior year. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.


RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995
________________________________

      Net sales increased 40% during the quarter ended September 30, 1996 compared to the same quarter in the prior year:


(in thousands)
                                1996              1995            Increase
                                ____             ____           __________

    Distribution              $249,150          $190,456          $ 58,694
    Direct Industrial           20,437                 -            20,437
    Manufacturing                9,125             8,574               551
                               _______           _______           _______
                              $278,712          $199,030          $ 79,682
                               =======           =======           =======

      For the quarter ended September 30, 1996, Distribution sales increased approximately $50 million resulting from the acquisition of 42 distributors since July 1, 1995 and approximately $9 million from same-store sales growth. The increase in same-store Distribution sales of approximately 3% was a result growth in all three product groups: gases, hardgoods and rent. The growth was attributable to selective price increases and the Company's gas sales initiatives related to small bulk, specialty and refrigerant gases. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during the consolidation and integration of acquisitions.

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

     Sales related to the Company's ADI segment increased approximately 13% during the quarter ended September 30, 1996 compared to historical sales results of the prior year.

     Sales for the Company's Manufacturing segment increased 6% during the quarter ended September 30, 1996 as a result of a new carbon paste product and export sales of calcined coal, offset by slightly lower sales of nitrous oxide.

      The increase in Distribution gross profits of approximately $28 million compared to the prior period resulted from acquisitions which contributed approximately $22 million and from same-store gross profit growth of approximately $6 million. The same-store gross profit growth is attributable to expansion of gross margins through selective price increases and better buying through national purchasing programs combined with increased sales of lower margin hardgoods, increased sales of gases related to the Company's small bulk and refrigerant programs and growth in cylinder and other equipment rental income. Compared to the prior year, the Company's Distribution gross margin of 50.3% is down 60 basis points primarily due to industrial gas distribution acquisitions which have an average gross margin of approximately 45%.

     Selling, distribution and administrative expenses as a percentage of gross profits increased 20 basis points to 67% compared to the prior year.
The increase is partially attributable to higher operating costs associated with consolidating the 60 acquisitions which were completed over the past 18 months. Until such acquisitions are fully integrated, the Company expects that it will continue to incur additional operating expenses. The Company has undertaken plans to address acquisition consolidations, and significant progress is being achieved.

      Operating income increased 31% during the quarter ended September 30, 1996 compared to the same quarter in 1995:


(in thousands)
                                                                Increase
                                1996              1995          (Decrease)
                                ____              ____          __________

     Distribution             $26,578           $20,260           $ 6,318
     Direct Industrial            638                 -               638
     Manufacturing              1,792             1,884               (92)
                               ______            ______            ______
                              $29,008           $22,144           $ 6,864
                               ======            ======            ======

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



      The Distribution operating income margin increased 10 basis points to 10.7% compared to the prior year. The improvement more than offset the effects of consolidation costs and recent industrial gas distribution acquisitions which have operating margins averaging around 8%. Subject to the effects of future acquisitions, the Company believes that its distribution operating margins should continue to improve as it integrates acquisitions.

      The operating income margin related to the ADI segment was 3.1%. Operating margins were impacted by certain division start-up costs. The Company believes that its ADI operating margins will improve as it cross-sells to current distribution hub customers and realizes cost savings related to more efficient warehousing and shipping.

      Manufacturing operating income decreased $92 thousand compared to the prior year as a result of a shift in sales more towards lower margin exports of calcined coal versus domestic coal sales.

      Interest expense, net, increased $3.9 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since July 1, 1995 and interest costs associated with the Company's investment in National Welders Supply, offset by slightly lower interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.4% of pre-tax earnings in the current quarter compared to 42.6% in the prior year. The decrease in the effective income tax rate was a result of state tax planning strategies which were implemented late in fiscal 1996 and the effect of reporting joint venture earnings related to National Welders on a net-of-tax basis.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995
________________________________

Net sales increased 41% during the six months ended September 30, 1996 compared to the prior year:


(in thousands)
                                1996              1995            Increase
                                ____             ____           __________

    Distribution              $497,279          $376,090          $121,189
    Direct Industrial           36,889                 -            36,889
    Manufacturing               18,642            17,212             1,430
                               _______           _______           _______
                              $552,810          $393,302          $159,508
                               =======           =======           =======

      For the six months ended September 30, 1996, Distribution sales increased approximately $103 million resulting from the acquisition of 60 distributors since April 1, 1995 and approximately $18 million from same-store sales growth. The Company estimates that had all acquisitions during the six months ended September 30, 1996 been consummated on April 1, 1996, Distribution sales for 1996 would have been approximately $7 million higher. The increase in same-store Distribution sales of approximately 3.5% was a result of growth in all three product groups: gases, hardgoods and rent. The growth was attributable to strong sales of lower margin hardgoods during the quarter ended June 30, 1996 combined with selective price increases and the Company's gas sales initiatives related to small bulk, specialty and refrigerant gases. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during the consolidation and integration of acquisitions.

     The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy, and, to a lesser extent, the Company's ability to expand markets for new and existing products and to increase prices. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company. Also, management believes that the gas portion of its Distribution business is somewhat resistant to an economic downturn. Management further believes that sales of certain lower margin non-consumable hardgoods equipment, such as welding machines, are more likely to be adversely impacted during a downturn in the economy and, conversely, are typically the fastest to rebound during an economic recovery.

     Sales related to the Company's ADI segment increased approximately 15% during the six months ended September 30, 1996 compared to historical sales results of the prior year.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales for the Company's Manufacturing segment increased 8% during the six months ended September 30, 1996 as a result of a new carbon paste product and export sales of calcined coal.

      The increase in Distribution gross profit of approximately $55 million compared to the prior period resulted from acquisitions which contributed approximately $46 million and from same-store gross profit growth of approximately $9 million. The same-store gross profit growth is attributable to expansion of gross margins through selective price increases and better buying through national purchasing programs combined with increased sales of lower margin hardgoods, increased sales of gases related to the Company's small bulk and refrigerant programs and growth in cylinder and other equipment rental income. Compared to the prior year, the Company's Distribution gross margin of 49.7% is down 130 basis points primarily due to industrial gas distribution acquisitions which have an average gross margin of approximately 45% and strong first quarter sales of lower margin hardgoods.

     Selling, distribution and administrative expenses as a percentage of gross profits increased 40 basis points to 67.2% compared to the prior year. The increase is partially attributable to higher operating costs associated with consolidating the 60 acquisitions which were completed over the past 18 months. Until such acquisitions are fully integrated, the Company expects that it will continue to incur additional operating expenses. The Company has undertaken plans to address acquisition consolidations, and significant progress is being achieved.

      Operating income increased 27% during the six months ended September 30, 1996 compared to the prior year:

(in thousands)
                                1996              1995           Increase
                                ____            ____            __________

     Distribution             $51,522           $40,739           $10,783
     Direct Industrial          1,182                -              1,182
     Manufacturing              3,625             3,442               183
                               ______            ______            ______
                              $56,329           $44,181           $12,148
                               ======            ======            ======

      The Distribution operating income margin decreased 40 basis points to 10.4% compared to the prior year. The decrease was a result of lower gross margins during the first quarter, the effects of consolidation costs and recent industrial gas distribution acquisitions which have operating margins averaging around 8%. Subject to the effects of future acquisitions, the Company believes that its distribution operating margins should continue to improve as it integrates acquisitions.

      The operating income margin related to the ADI segment was 3.2%. Operating margins were impacted by certain division start-up costs. The Company believes that its ADI operating margins will improve as it cross-sells to current distribution hub customers and realizes cost savings related to more efficient warehousing and shipping.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Manufacturing operating income increased $183 thousand compared to the prior year as a result of strong demand for carbon products offset by a shift in sales more towards lower margin exports of calcined coal versus domestic coal sales and slightly lower nitrous oxide sales.

      Interest expense, net, increased $6.6 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since July 1, 1995 and interest costs associated with the Company's investment in National Welders Supply, offset by slightly lower interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.5% of pre-tax earnings in the six months ended September 30, 1996 compared to 42.6% in the prior year. The decrease in the effective income tax rate was a result of state tax planning strategies which were implemented late in fiscal 1996 and the effect of reporting joint venture earnings related to National Welders on a net-of-tax basis.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings, the issuance of common stock and funds provided by operating activities.

      Cash flows from operating activities totaled $21.6 million for the six months ended September 30, 1996. Depreciation and amortization represent $29.3 million of cash flows from operating activities. Deferred income taxes of $4.8 million resulted from temporary differences. Working capital components of cash flow increased $30.9 million as a result of an increase in accounts receivable associated with higher same store sales, an increase in inventory levels to meet increased hardgoods and refrigerant gas sales volumes and an increase in prepaid expenses and other current assets. The increase in other assets and liabilities, net, primarily relates to amounts paid in connection with securing a product supply agreement. Days-sales outstanding is comparable to the March 31, 1996 level. Distribution hardgoods days supply of inventory is comparable to the March 31, 1996 level. Total inventories have increased primarily as a result of an increase in refrigerant gas inventories and the addition of new product lines from the acquisition of IPCO and Rutland, respectively.

     Cash used by investing activities totaled $158.4 million which was primarily comprised of $31.1 million for capital expenditures, $92.3 million related to acquisitions and $33.8 million related to the Company's investment in unconsolidated affiliates ($27.9 related to the joint venture with National Welders and $5.3 million related to foreign operations).

     The Company's use of cash for capital expenditures was attributable to the continued assimilation of certain acquisitions which has required the Company to make capital expenditures in areas such as combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders which were rented from third parties. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company considers the replacement of existing capital assets to be maintenance capital expenditures.

      In addition, the Company has recently undertaken initiatives to further develop its industrial gas customer base to selectively include customers which require large volume supplies of gases, such as nitrogen. For these customers, the Company will enter into a long-term supply contract in conjunction with an air separation plant which will be built near the customer's facility or facilities. The Company has entered into agreements with two customers which requires the construction of two air separation plants which will begin production during fiscal 1998. Upon completion, as lessee, the Company intends to lease the plants under long-term operating leases.

      Financing activities provided cash of $136.7 million with total debt outstanding increasing by $177.9 million from March 31, 1996. Debt incurred in connection with the acquisition of distribution businesses and the Company's investment in National Welders and other foreign operations, totalled $126.2 million.

      The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At September 30, 1996, the Company had approximately $273 million in borrowings under the facility and approximately $83 million committed under letters of credit, resulting in unused availability under the facility of approximately $144 million.

      On August 8, 1996, the Company commenced a medium term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. In September 1996, the Company issued the following long-term debt under the medium term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%. The proceeds from the medium term note issuances were used to repay bank debt.

      The Company has a CDN $50 million Canadian credit facility ($37 million U.S.) with various commercial banks which matures on November 14, 1998. At September 30, 1996, the Company had approximately CDN $41 million ($30 million U.S.) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately CDN $9 million ($7 million U.S.).

      The Company also has unsecured line of credit agreements with various commercial banks. At September 30, 1996, these agreements totaled $50 million, under which the Company had aggregate outstanding borrowings of $10 million.

      At September 30, 1996, the effective interest rate related to outstanding borrowings under all credit lines was approximately 5.99%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, and maintenance of certain financial ratios.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 21 interest rate swap agreements during the period from June 1992

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

through September 30, 1996. The swap agreements are with major financial institutions and aggregate $324 million in notional principal amount at September 30, 1996. Approximately $205 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.53% for remaining periods ranging between 1 and 8 years. Five swap agreements require floating rates ($119.5 million notional amount at 5.75% at September 30, 1996). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At September 30, 1996, approximately $20.8 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. In connection with the acquisition of Rutland, the Company issued approximately 3.4 million shares of the Company's common stock, including approximately 2.4 million treasury shares.

      Subsequent to September 30, 1996, the Company acquired distributor businesses with annual sales of approximately $26 million. In addition, on October 29, 1996, the Company announced that it signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"). In the proposed transaction, Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash, and is expected to close on February 1, 1997. In a separate transaction which was also announced on October 29, 1996, the Company agreed to acquire Shell Land & Energy Company ("Shell") interests in unitized leases producing carbon dioxide in the Northeast Jackson Dome area of Mississippi and Shell's 183-mile pipeline from the Northeast Jackson Dome area to White Castle, Louisiana.

      The Company does not currently pay dividends.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER
_____

New Accounting Pronouncements

     In the first quarter of fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Management believes that the adoption of this statement did not have a material impact on earnings, financial condition or liquidity of the Company.

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

      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. This statement is effective for transfer and servicing of financial assets and extinguishments of liabilities for fiscal years beginning after December 15, 1996 and is to be applied prospectively. Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 (SOP), which prescribes generally accepted accounting principles for environmental remediation liabilities. This SOP more specifically identifies future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. This SOP is effective for fiscal years beginning after December 15, 1996. Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business (including Carbonic Industries and the Northeast Jackson Dome); continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 5, 1996, the Registrant held its Annual Meeting of
     Stockholders. The stockholders voted to elect three members to the Board and to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1997.

     Elected to the Board of Directors were Argeris N. Karabelas (57,092,752 shares voted for election and 3,249,014 shares were withheld), John A.H. Shober (57,094,918 shares voted for election and 3,246,848 shares were withheld) and Merrill L. Stott (57,075,552 shares voted for election and 3,266,214 shares were withheld). In addition to the board members elected at the Annual Meeting, the following are directors whose terms in office as directors continued after the meeting; Erroll C. Sult, Robert E. Naylor, Jr., Robert L. Yohe, W. Thacher Brown, Frank B. Foster III, and Peter McCausland.

     Also at the Annual Meeting, 59,740,321 shares voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors, with 21,106 shares voting against the ratification and 580,339 shares abstaining.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

     On July 11, 1996, the Company filed a Form 8-K/A amendment to the June 28, 1996 current report on 8-K, which described the Company's 45% investment in National Welders Supply Company, Inc. This Form 8-K/A provided under Item 7, audited financial statements as of September 30, 1995 and September 24, 1994 and for the years then ended and pro forma information for National Welders which were previously unavailable pursuant to Item 7(a)(4).

     On July 31, 1996, the Company filed a current report on Form 8-K pursuant to Item 5, announcing the filing of a suit on July 26, 1996 against the Company by Praxair, Inc. in the Circuit Court of Mobile County, Alabama.

     On August 5, 1996, the Company filed a current report on Form 8-K pursuant to Item 5, announcing it had signed a letter of intent to acquire Rutland Tool & Supply Co., Inc.

     On August 22, 1996, the Company filed a current report on Form 8-K which provided under Item 5, audited financial statements and pro forma information for IPCO Safety Products Company, Inc., an individually insignificant business acquisition, in accordance with Regulation S-X, Rule 3-05 (b)1(i).

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 12, 1996                       /s/ Jeffrey P. Cornwell
_________________                       _______________________
Date                                    Jeffrey P. Cornwell
                                        Vice President Finance and
                                        Corporate Controller