Form 10-Q
period 1996-12-31
AIRGAS INC
filed 1997-02-13
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             December 31, 1996
                         _____________________________

Commission file number:              1-9344
                         _____________________________

                                 AIRGAS, INC.
______________________________________________________________________________
            (Exact name of Registrant as specified in its charter)

          Delaware                                       56-0732648
_______________________________                      __________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 259 Radnor-Chester Road, Suite 100
 P.O. Box 6675
 Radnor, PA                                          19087-8675
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at February 1, 1997: 68,436,970 shares

                                  AIRGAS, INC.

                                   FORM 10-Q

                               December 31, 1996


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of December 31, 1996
     and March 31, 1996....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended December 31, 1996 and 1995.................5

Consolidated Statements of Earnings
     for the Nine Months Ended December 31, 1996 and 1995..................6

Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 1996 and 1995..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................13


PART II - OTHER INFORMATION
___________________________

Legal Proceedings.........................................................23

Changes in Securities.....................................................24

Exhibits and Reports on Form 8-K..........................................24

Signatures................................................................26


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  December 31,    March 31,
                                                     1996           1996
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
____________________________________________
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $4,578 at December 31,
  1996 and $3,396 at March 31, 1996                $  144,907       $120,811

Inventories                                           132,060         86,162

Prepaid expenses and other current assets              45,825         11,601
                                                    _________        _______
               Total current assets                   322,792        218,574
                                                    _________        _______

Plant and Equipment, at cost                          712,492        586,328

   Less accumulated depreciation and amortization    (176,208)      (147,451)
                                                    _________        _______
               Plant and equipment, net               536,284        438,877

Other Non-current Assets                              132,951         60,948

Goodwill, net of accumulated amortization of
  $24,956 at December 31, 1996 and $19,552
  at March 31, 1996                                   293,654        165,243
                                                    _________        _______
               Total assets                        $1,285,681       $883,642
                                                    =========        =======



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                 December 31,       March 31,
                                                    1996              1996
                                                 (Unaudited)
                                                  ___________       ________
LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current Liabilities
Current portion of long-term debt                 $   18,974         $ 12,179
Accounts payable, trade                               56,613           52,528
Accrued expenses and other current liabilities        89,571           72,279
                                                   _________          _______
         Total current liabilities                   165,158          136,986
                                                   _________          _______

Long-Term Debt                                       631,094          385,832

Deferred Income Taxes                                 95,453           88,400

Other Non-current Liabilities                         32,892           34,490

Minority Interest in Subsidiaries                      3,147            1,725

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 68,485 and 66,314
   shares issued at December 31, 1996 and
   March 31, 1996, respectively                          687              663
   Capital in excess of par value                    151,170           91,512
   Retained earnings                                 206,780          173,360
   Cumulative translation adjustment                    (384)            (410)
   Treasury stock, 15 and 2,355 common shares
    at cost at December 31, 1996 and
    March 31, 1996, respectively                        (316)         (28,916)
                                                   _________          _______
       Total stockholders' equity                    357,937          236,209
                                                   _________          _______
       Total liabilities and stockholders' equity $1,285,681        $ 883,642
                                                   =========          =======




See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 December 31, 1996          December 31, 1995
                                 __________________         __________________
Net sales:
   Distribution                      $256,719                      $199,066
   Direct Industrial                   29,556                             -
   Manufacturing                       10,928                         9,483
                                      _______                       _______
         Total net sales              297,203                       208,549
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                   128,545                        97,504
       Direct Industrial               20,481                             -
       Manufacturing                    7,267                         6,343
   Selling, distribution and
    administrative expenses            94,991                        69,812
   Depreciation, depletion and
    amortization                       16,540                        11,906
                                      _______                       _______
         Total costs and expenses     267,824                       185,565
                                      _______                       _______
Operating income:
   Distribution                        26,373                        21,303
   Direct Industrial                      990                             -
   Manufacturing                        2,016                         1,681
                                      _______                       _______
                                       29,379                        22,984


Interest expense, net                 (10,385)                       (6,305)
Other income, net                         213                           290
Equity in earnings (loss) of
 unconsolidated affiliates               (106)                            -
Minority interest                        (177)                         (127)
                                      _______                       _______
   Earnings before income taxes        18,924                        16,842

Income taxes                            7,964                         7,025
                                      _______                       _______
Net earnings                         $ 10,960                      $  9,817
                                      =======                       =======

Earnings per share                   $    .16                      $    .15
                                      =======                       =======
Weighted average common and
common equivalent shares               70,200                        66,200
                                      =======                       =======

See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Nine Months Ended          Nine Months Ended
                                 December 31, 1996          December 31, 1995
                                 __________________         __________________
Net sales:
   Distribution                      $753,998                      $575,156
   Direct Industrial                   66,445                             -
   Manufacturing                       29,570                        26,695
                                      _______                       _______
         Total net sales              850,013                       601,851
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                   378,888                       281,849
       Direct Industrial               49,450                             -
       Manufacturing                   19,444                        17,372
   Selling, distribution and
    administrative expenses           270,722                       201,946
   Depreciation, depletion and
    amortization                       45,801                        33,519
                                      _______                       _______
         Total costs and expenses     764,305                       534,686
                                      _______                       _______
Operating income:
   Gas Distribution                    77,895                        62,042
   Direct Industrial                    2,172                             -
   Manufacturing                        5,641                         5,123
                                      _______                       _______
                                       85,708                        67,165


Interest expense, net                 (28,419)                      (17,760)
Other income, net                         564                           656
Equity in earnings of
 unconsolidated affiliates                  8                             -
Minority interest                        (558)                         (492)
                                      _______                       _______
   Earnings before income taxes        57,303                        49,569

Income taxes                           23,883                        20,963
                                      _______                       _______
Net earnings                         $ 33,420                      $ 28,606
                                      =======                       =======

Earnings per share                   $    .49                      $    .43
                                      =======                       =======
Weighted average common and
common equivalent shares               68,200                        65,800
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                      Nine Months Ended     Nine Months Ended
                                      December 31, 1996     December 31, 1995
                                      __________________    __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 33,420               $ 28,606
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation, depletion and amortization    45,801                 33,519
   Deferred income taxes                        7,165                  8,874
   Equity in earnings of unconsolidated
    affiliates                                   (988)                (1,036)
   (Gain) Loss on sale of plant and equipment     214                   (202)
   Minority interest in earnings                  558                    492
   Stock issued for employee benefit plan       3,720                  2,459
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                       (854)                  (418)
    Inventories                               (15,877)                (2,291)
    Prepaid expenses and other
     current assets                           (29,567)                (3,710)
    Accounts payable, trade                    (5,805)                (9,727)
    Accrued expenses and other current
     liabilities                               10,872                  3,091
    Other assets and liabilities, net         (10,196)                (1,505)
                                              _______                _______
    Net cash provided by operating activities  38,463                 58,152
                                              _______                _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (48,080)               (28,680)
  Proceeds from sale of plant and
   equipment                                    1,585                  2,871
  Business acquisitions, net of cash acquired(169,096)               (48,681)
  Investment in unconsolidated affiliates     (34,196)                     -
  Dividends from joint venture                  1,055                    652
  Other, net                                   (2,085)                  (366)
                                              _______                _______
   Net cash used by investing activities     (250,817)               (74,204)
                                              _______                _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                    801,048                443,106
  Repayment of debt                          (588,333)              (406,857)
  Financing costs                              (1,793)                   (75)
  Repurchase of treasury stock                   (316)               (22,947)
  Exercise of options and warrants              2,846                  3,490
  Net overdraft                                (1,098)                  (665)
                                              _______                _______
   Net cash provided by financing
    activities                                212,354                 16,052
                                              _______                _______
CHANGE IN CASH                              $       0               $      0
Cash - beginning of period                          0                      0
                                              _______                _______
Cash - end of period                        $       0               $      0
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at December 31, 1996 and March 31, 1996; the consolidated statements of earnings for the three and nine months ended December 31, 1996 and 1995; and the consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)   ACQUISITIONS
      ____________

      From April 1, 1996 to December 31, 1996, the Company acquired twenty businesses engaged in the distribution of industrial, medical and specialty gases and welding supplies and two distributors of safety and industrial tools and supplies, with aggregate annual sales of approximately $220 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $292 million and includes cash and real estate acquired of $1.7 million and $4.8 million, respectively. Included in the aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's common stock, (which includes approximately 2.4 million shares which were issued out of treasury stock), issued in connection with the September 1996 acquisition of Rutland Tool & Supply Co., Inc. ("Rutland"). Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      On October 29, 1996, the Company announced that it signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"). In the proposed transaction, Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash, and is expected to close during April 1997.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                         December 31,             March 31,
                                            1996                    1996
                                          ___________             ________

      Finished goods                     $132,423                 $ 85,626
      Raw materials                         1,176                    1,879
                                          _______                  _______
                                          133,599                   87,505

      Less reduction to LIFO cost         ( 1,539)                  (1,343)
                                          _______                  _______
                                         $132,060                 $ 86,162
                                          =======                  =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                          December 31,             March 31,
                                             1996                    1996
                                         _____________            _________

    Land and land improvements           $ 21,830                 $ 20,066
    Building and leasehold improvements    64,663                   58,153
    Machinery and equipment, including
     cylinders                            583,942                  472,868
    Transportation equipment               39,369                   33,724
    Construction in progress                2,688                    1,517
                                          _______                  _______
                                         $712,492                 $586,328
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                         December 31,              March 31,
                                            1996                     1996
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 63,560                 $  9,332
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $55.7 million at December 31, 1996
     and $46.7 million at March 31, 1996   56,877                   47,530
    Other assets                           12,514                    4,086
                                          _______                  _______
                                         $132,951                 $ 60,948
                                          =======                  =======

Investment in unconsolidated affiliates at December 31, 1996 includes the Company's investment of approximately $47.6 million in cash and notes related to the June 28, 1996 purchase of 45% of the voting capital stock of National
Welders Supply Company, Inc. As of December 31, 1996, the investment in unconsolidated affiliates includes goodwill of approximately $30 million which is being amortized into income over 40 years.


(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                         December 31,             March 31,
                                            1996                    1996
                                         _____________            _________

    Cash overdraft                       $ 14,608                 $ 15,706
    Insurance payable and related
     reserves                               6,202                    5,297
    Customer cylinder deposits              8,353                    7,058
    Other accrued expenses and current
     liabilities                           60,408                   44,218
                                          _______                  _______
                                         $ 89,571                 $ 72,279
                                          =======                  =======

       11                        AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(7)   INDEBTEDNESS
      ____________

      On August 8, 1996, the Company commenced a medium-term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. In September 1996, the Company issued the following long-term debt under the medium term note program: (a) $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; and (b) $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%. The proceeds from the medium term note issuances were used to repay bank debt. In connection with the issuance of the notes, the Company entered into three reverse interest rate swap agreements.

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

(10)  FRAUDULENT BREACH OF CONTRACT
      _______________________________________

      On December 23, 1996, the Company announced that it was the victim of a fraudulent breach of contract by a third party supplier related to purchases of refrigerant R-12. Immediately upon discovering the fraud, the Company launched an intense effort to recover funds paid to the supplier and/or recover product.

      Based on limited information currently available, the Company is unable to quantify the probable amount of the loss or recovery which may be associated with the fraud. The Company believes the maximum pre-tax loss, including associated costs of the investigation and before considering any recoveries, will not exceed $23 million, however, the minimum estimate is immaterial. At December 31, 1996, prepaid expenses and other current assets

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

include $23.7 million of costs associated with the fraud. The Company believes there will be recoveries of assets related to the fraud, including cash in bank accounts frozen under restraining orders, recovery of product paid for and not delivered, net assets of the refrigerant supplier which breached the contract and insurance proceeds under the Company's and the refrigerant supplier's policies. The aggregate recovery amount, and the timing of recording various portions thereof, is subject to change, even in the near term, as additional assets are identified, additional claims are asserted or the market value of restrained assets fluctuates. The Company will continue to vigorously pursue all possible sources of recovery. The Company anticipates that it will record a charge to earnings during the fourth quarter ending March 31, 1997, pending a full investigation of the facts and information pertaining to the loss and potential remedies.

      On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleges that the racketeering activity of the defendants caused damages to The Company in an amount not less than $20 million. The complaint seeks treble damages under the Federal RICO and Georgia RICO statutes, as well as monetary damages under other counts alleging fraud, conspiracy and related wrongful conduct. The incident described above on December 23, 1996 was part of the racketeering activity alleged in the lawsuit filed.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

     The Company's financial results for the quarter ended December 31, 1996 reflect growth compared with the third quarter last year. Net sales of $297.2 million, net earnings of $11.0 million and earnings per share of $.16 represent increases over the prior period of 43%, 12% and 7%,respectively.
Net sales increased during the quarter compared to the prior period primarily as a result of the acquisition of 39 distribution companies since October 1, 1995 and an increase in same-store distribution sales of approximately 4%.
The increase in net earnings was primarily due to an increase in gross profits from higher same-store distribution sales.

      Offsetting the Company's earnings growth in the third quarter was dilution associated with recent distribution acquisitions start-up, costs of new distribution branches, the Company's 45% joint venture investment in National Welders Supply, Inc. ("National Welders"), and the start-up of Airgas Direct Industrial ("ADI"). Together, these activities negatively impacted earnings by approximately $.03 per share in the third quarter. Net earnings were also negatively impacted by a sluggish industrial economy, compounded by the mid-week timing of the Christmas and New Year's holidays, along with severe weather in the Northwest and South-Central United States. Same-store sales growth slowed to 1% during the month of December as a result of significantly lower sales levels during the last two weeks of the month.

     The Company's growth strategy through acquisitions continued through the third quarter. During the quarter, the Company acquired three industrial gas distributors with annual sales of $26 million. During the current fiscal year, the Company has acquired industrial gas distributors with annual sales of approximately $90 million. In addition, the Company formed a new segment, ADI, through two acquisitions, IPCO Safety Products Company ("IPCO") and Rutland Tool & Supply Co., Inc. ("Rutland"), which have aggregate annual sales of approximately $120 million.

     On October 29, 1996, the Company announced that it had signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"), the fourth largest producer of carbon dioxide in the United States, in a merger scheduled for completion during April 1997. Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash. In December 1996, the Company acquired Shell Land & Energy Company's interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline (the "Jackson Dome" properties).

     The Company intends to continue to grow through acquisitions while exploring ways to leverage its broad geographic presence by selling additional products and services to existing customers through its network of more than 570 distribution locations in 41 states, Canada and Mexico. Recent product line additions have included returnable containers, specialty gases and additional hardgoods (such as industrial supplies, safety products and coatings). The Company believes the selective addition of complementary products will enable it to better serve its diverse, expanding customer base.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     After tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) increased 21% to the record level of $29.9 million compared to $24.7 million in the same quarter in the prior year. After tax cash flow per share increased by 16% to $.43 from $.37 for the same quarter last year. After tax cash flow is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives such as acquisitions and the repurchase of Company stock.

      In a separate matter, as announced on December 23, 1996, the Company was the victim of a fraudulent breach of contract by a third party supplier related to purchases of refrigerant R-12. Immediately upon discovering the fraud, the Company launched an intense effort to recover funds paid to the supplier and/or recover product.

      Based on limited information currently available, the Company is unable to quantify the probable amount of the loss or recovery which may be associated with the fraud. The Company believes the maximum pre-tax loss, including associated costs of the investigation and before considering any recoveries, will not exceed $23 million, however, the minimum estimate is immaterial. At December 31, 1996, prepaid and other current assets includes $23.7 million of costs associated with the fraud. The Company believes there will be recoveries of assets related to the fraud, including cash in bank accounts frozen under restraining orders, recovery of product paid for and not delivered, net assets of the refrigerant supplier which breached the contract and insurance proceeds under the Company's and the refrigerant supplier's policies. The aggregate recovery amount, and the timing of recording various portions thereof, is subject to change, even in the near term, as additional assets are identified, additional claims are asserted or the market value of restrained assets fluctuates. The Company will continue to vigorously pursue all possible sources of recovery. The Company anticipates that it will record a charge to earnings during the fourth quarter ending March 31, 1997, pending a full investigation of the facts and information pertaining to the loss and potential remedies. On February 12, 1997, the Company filed a complaint seeking damages with respect to such loss. See Part II, Item 1. Legal Proceedings.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995
____________________________________

      Net sales increased 43% during the quarter ended December 31, 1996 compared to the same quarter in the prior year:


(in thousands)
                                1996              1995            Increase
                                ____             ____           __________

    Distribution              $256,719          $199,066          $ 57,653
    Direct Industrial           29,556                 -            29,556
    Manufacturing               10,928             9,483             1,445
                               _______           _______           _______
                              $297,203          $208,549          $ 88,654
                               =======           =======           =======

      For the quarter ended December 31, 1996, Distribution sales increased approximately $47 million resulting from the acquisition of 39 distributors since October 1, 1995 and approximately $11 million from same-store sales growth. The increase in same-store Distribution sales of approximately 4% was a result of growth in all three product groups: gases, hardgoods and rent. The growth was attributable to selective price increases, the Company's gas sales initiatives related to small bulk and specialty gases, and continued growth in rental income. Hardgoods growth was strong during the month of October, but essentially flat during the balance of the quarter. Same-store sales growth was partially offset by lower sales in certain markets as a result of the consolidation and integration of recent acquisitions. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company.

     Sales related to the Company's ADI segment increased approximately 13% during the quarter ended December 31, 1996 compared to historical sales results of the prior year.

     Sales for the Company's Manufacturing segment increased 15% during the quarter ended December 31, 1996 as a result of the acquisition of the Jackson Dome properties and an increase in sales of composite electrode paste, offset by slightly lower sales of nitrous oxide.

      The increase in Distribution gross profits of approximately $27 million compared to the prior period resulted from acquisitions which contributed approximately $22 million and from same-store gross profit growth of approximately $5 million. The same-store gross profit growth is attributable

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to expansion of gross margins through selective price increases and better buying through national purchasing programs combined with increased sales of lower margin hardgoods, increased sales of gases related to the Company's small bulk and specialty gases programs and growth in cylinder and other equipment rental income. Compared to the prior year, the Company's Distribution gross margin of 49.9% is down 110 basis points primarily due to industrial gas distribution acquisitions which have an average gross margin of approximately 45%.

     Selling, distribution and administrative expenses as a percentage of gross profits remained unchanged at 67% compared to the prior year. Operating costs associated with the consolidation and integration of acquisitions, start-up of new distribution branches and start-up of ADI have been partially offset by lower business insurance costs as a result of improved loss experience rates and claims management and an insurance rebate. Until such acquisitions and start-up activity is completed, the Company expects that it will continue to incur additional operating expenses.

      Operating income increased 28% during the quarter ended December 31, 1996 compared to the same quarter in 1995:


(in thousands)
                                                                Increase
                                1996              1995          (Decrease)
                                ____              ____          __________

     Distribution             $26,373           $21,303           $ 5,070
     Direct Industrial            990                 -               990
     Manufacturing              2,016             1,681               335
                               ______            ______            ______
                              $29,379           $22,984           $ 6,395
                               ======            ======            ======

      The Distribution operating income margin decreased 40 basis points to 10.3% compared to the same quarter last year. The decrease was primarily the result of recent industrial gas distribution acquisitions which have operating margins averaging around 8%. Subject to the effects of future acquisitions and the economy, the Company believes that its distribution operating margin should improve as acquisitions are integrated.

      The operating income margin related to the ADI segment was 3.3%. The Company believes that its ADI operating income margin will improve as sales programs are developed and implemented and upon the realization of cost savings related to more efficient warehousing and shipping.

      Manufacturing operating income increased $335 thousand compared to the same quarter last year primarily as a result of the acquisition of the Jackson Dome properties and increased electrode paste sales.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest expense, net, increased $4.1 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since October 1, 1995, interest costs associated with the Company's investment in National Welders Supply and debt incurred to finance refrigerant purchases during the third quarter, offset by slightly lower interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 42.1% of pre-tax earnings in the current quarter compared to 41.7% in the prior year. The increase in the effective rate is due to non-deductible goodwill from recent acquisitions.


RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995
____________________________________

Net sales increased 41% during the nine months ended December 31, 1996 compared to the prior year:


(in thousands)
                                1996              1995            Increase
                                ____             ____           __________

    Distribution              $753,998          $575,156          $178,842
    Direct Industrial           66,445                 -            66,445
    Manufacturing               29,570            26,695             2,875
                               _______           _______           _______
                              $850,013          $601,851          $248,162
                               =======           =======           =======

      For the nine months ended December 31, 1996, Distribution sales increased approximately $150 million resulting from the acquisition of 58 distributors since April 1, 1995 and approximately $29 million from same-store sales growth. The Company estimates that had all acquisitions during the nine months ended December 31, 1996 been consummated on April 1, 1996, Distribution sales for 1996 would have been approximately $27 million higher. The increase in same-store Distribution sales of approximately 4% was a result of growth in all three product groups: gases, hardgoods and rent. The growth was attributable to strong sales of lower margin hardgoods combined with selective price increases, the Company's gas sales initiatives related to small bulk and specialty gases, and continued growth in rental income. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Sales related to the Company's ADI segment increased approximately 14% during the nine months ended December 31, 1996 compared to historical sales results of the prior year.

     Sales for the Company's Manufacturing segment increased 11% during the nine months ended December 31, 1996 as a result of the acquisition of the Jackson Dome properties, increased sales of composite electrode paste and export sales of calcined coal.

      The increase in Distribution gross profit of approximately $82 million compared to the prior period resulted from acquisitions which contributed approximately $67 million and from same-store gross profit growth of approximately $15 million. The same-store gross profit growth is attributable to expansion of gross margins through selective price increases and better buying through national purchasing programs combined with increased sales of lower margin hardgoods, increased sales of gases related to the Company's small bulk and specialty gases programs and growth in cylinder and other equipment rental income. Compared to the prior year, the Company's distribution gross margin of 49.7% is down 130 basis points primarily due to industrial gas distribution acquisitions which have an average gross margin of approximately 45%, and sales of lower margin hardgoods.

     Selling, distribution and administrative expenses as a percentage of gross profits remained unchanged at 67% compared to the prior year. Operating costs associated with the consolidation and integration of acquisitions, start-up of new distribution branches and start-up of ADI have been partially offset by lower business insurance costs as a result of improved loss experience rates and claims management and an insurance rebate. Until such acquisitions and start-up activity is completed, the Company expects that it will continue to incur additional operating expenses.

      Operating income increased 28% during the nine months ended December 31, 1996 compared to the prior year:

(in thousands)
                                1996              1995           Increase
                                ____              ____          __________

     Distribution             $77,895           $62,042           $15,853
     Direct Industrial          2,172                -              2,172
     Manufacturing              5,641             5,123               518
                               ______            ______            ______
                              $85,708           $67,165           $18,543
                               ======            ======            ======

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Distribution operating income margin decreased 50 basis points to 10.3% compared to the same period in the prior year. The decrease was primarily the result of recent industrial gas distribution acquisitions which have operating margins averaging around 8%. Subject to the effects of future acquisitions and the economy, the Company believes that its distribution operating income margin should improve as acquisitions are integrated.

      The operating income margin related to the ADI segment was 3.3%. The Company believes that its ADI operating income margin will improve as sales programs are developed and implemented and upon the realization of the cost savings related to more efficient warehousing and shipping.

      Manufacturing operating income increased $518 thousand compared to the prior year primarily as a result of the acquisition of the Jackson Dome properties, a strong demand for carbon products offset by a shift in sales more towards lower margin exports of calcined coal versus domestic coal sales and slightly lower nitrous oxide sales.

      Interest expense, net, increased $10.7 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since April 1, 1995 and interest costs associated with the Company's investment in National Welders Supply, offset by slightly lower interest rates. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 41.7% of pre-tax earnings in the nine months ended December 31, 1996 compared to 42.3% in the prior year. The decrease in the effective income tax rate was a result of state tax planning strategies which were implemented late in fiscal 1996, offset by an increase in the effective rate for non-deductible goodwill from recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings, the issuance of common stock and funds provided by operating activities.

      Cash flows from operating activities totaled $38.5 million for the nine months ended December 31, 1996. Depreciation, depletion and amortization represented $45.8 million of cash flows from operating activities. Working capital components of cash flow increased $41.2 million as a result of an increase in accounts receivable associated with higher same-store sales, an increase in inventory levels to meet increased hardgoods and gas sales volumes and an increase in prepaid expenses and other current assets. Prepaid expenses and other current assets include $23.7 million of costs associated with the fraudulent breach of contract related to refrigerant R-12 purchases. The increase in other assets and liabilities, net, primarily relates to amounts paid in connection with securing product supply agreements.
Days-sales outstanding and distribution hardgoods days supply of inventory improved slightly compared to March 31, 1996 levels. Total inventories have increased primarily as a result of an increase in distribution inventories of $6.5 million to support sales growth, and gases of $10 million associated with specialty gas sales initiatives.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Cash used by investing activities totaled $250.8 million which was primarily comprised of $48.1 million for capital expenditures, $169.1 million related to acquisitions and $34.2 million related to the Company's investment in unconsolidated affiliates ($27.9 related to the joint venture with National Welders and $6.3 million related to foreign investments).

     The Company's use of cash for capital expenditures was attributable to the continued assimilation of certain acquisitions requiring capital expenditures for combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders which were rented from third parties. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

      The Company has recently undertaken initiatives to further develop its industrial gas customer base to selectively include customers which require large volume supplies of gases, such as nitrogen. For these customers, the Company plans to enter into long-term supply contracts in conjunction with air separation plants which will be built near the customer's facility or facilities. The Company has entered into agreements with two customers which requires the construction of two air separation plants which will begin production during fiscal 1998. Upon completion, as lessee, the Company intends to lease the plants under long-term operating leases.

      Financing activities provided cash of $212.4 million with total debt outstanding increasing by $252.1 million from March 31, 1996. Funds borrowed in connection with the acquisition of distribution businesses and the Company's investment in National Welders and other foreign investments, totalled $203.3 million.

      The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At December 31, 1996, the Company had approximately $357 million in borrowings under the facility and approximately $84 million committed under letters of credit, resulting in unused availability under the facility of approximately $59 million.

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

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company has a CDN $50 million Canadian credit facility ($37 million U.S.) with various commercial banks which matures on November 14, 1998. At December 31, 1996, the Company had approximately CDN $42 million ($31 million U.S.) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately CDN $8 million ($6 million U.S.).

      The Company also has unsecured line of credit agreements with various commercial banks. At December 31, 1996, these agreements totaled $50 million, under which the Company had no borrowings outstanding.

      At December 31, 1996, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.04%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level and maintenance of certain financial ratios.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 21 interest rate swap agreements during the period from June 1992 through December 31, 1996. The swap agreements are with major financial institutions and aggregate $324 million in notional principal amount at December 31, 1996. Approximately $205 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.53% for remaining periods ranging between 1 and 8 years. Five swap agreements require floating rates ($119.5 million notional amount at 5.75% at December 31, 1996). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At December 31, 1996, approximately $19.7 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

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

      On October 29, 1996, the Company announced that it signed a letter of intent to acquire Carbonic Industries Corporation ("Carbonic Industries"). In the proposed transaction, Carbonic Industries will be merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash, and is expected to close during April 1997.

      Pursuant to a 4,000,000 share repurchase program which was announced in fiscal 1996, the Company purchased 15,000 shares of Common Stock during the quarter. Subsequent to December 31, 1996, the Company repurchased an additional 125,000 shares, leaving a total of 1,500,000 shares available under the repurchase program. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open market transactions, from time-to-time, depending on market conditions.

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

     The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules are required to provide pro-forma disclosures of net income and earnings per share assuming the fair value method was adopted. The Company has elected to continue to use existing accounting rules. Accordingly, the Company will present the required pro-forma disclosure provisions for its fiscal year ending March 31, 1997. As the Company will continue to account for stock-based compensation using the intrinsic value method, this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

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

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, which prescribes generally accepted accounting principles for environmental remediation liabilities. This SOP more specifically identifies future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. This SOP is effective for fiscal years beginning after December 15, 1996. Management believes that the adoption of this statement will not have a material impact on earnings, financial condition or liquidity of the Company.

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business (including Carbonic Industries); continued availability of financing to provide additional sources of funding for future acquisitions; the Company's ability to consolidate and integrate new acquisitions, capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the Company's ability to recover assets in connection with the fraudulent breach of contract related to refrigerant R-12 purchases; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

     On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not acquire CBI without Airgas. The Company has alleged that it became entitled, pursuant to such agreement, to acquire certain of CBI's assets having a value in excess of $800 million. The Company is seeking substantial compensatory damages and punitive damages. On January 2, 1997, the Court entered an order overruling Praxair's preliminary objections to the Company's complaint and ordering Praxair to file an answer to the complaint. Praxair has since filed an answer and asserted various defenses.

      On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleges that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. The complaint seeks treble damages under the Federal RICO and Georgia RICO statutes, as well as monetary damages under other counts alleging fraud, conspiracy and related wrongful conduct.

      On December 23, 1996, Airgas reported it had been a victim of a fraudulent breach of contract by a supplier. That incident was part of the racketeering activity alleged in the lawsuit filed.

Item 2.  Changes in Securities

     On December 31, 1996, 76,556 shares (the "Shares") of Airgas, Inc.
     common stock, par value $0.01 per share were issued by the Company to certain minority stockholders of the Company's operating subsidiaries. The Shares were issued by the Company upon the exchange of shares in the Company's operating subsidiaries acquired by such persons pursuant to exchange rights agreements (the "Exchange Rights Agreements"). Under the agreements, the stockholders have the right to exchange their shares in the subsidiaries on certain dates designated by the Board of Directors of the Company.

     The Board of Directors designated December 31, 1996 as such an exchange date on which certain of the stockholders could elect to exchange their shares for shares of the Company's Common Stock.

     The number of shares of the Company's Common Stock issued in exchange for shares of the subsidiaries was determined based on a valuation of the subsidiary shares, as reviewed by an independent appraiser, and the market price of the Company's Common Stock as of June 30, 1996, the valuation date.

     There was no public offering in the above issuances, and such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4 (2) thereof. The securities were acquired for investment and not with a view to the distribution thereof and were issued to five officers of the Company or its subsidiaries who had access to information respecting the Company and its business.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

      On October 17, 1996, the Company filed a current report on Form 8-K which provided under Item 5, audited financial statements and pro forma information for Randall-Graw Company, Inc., Welders Supply Company, Inc., and Rutland Tool & Supply Company, Inc., three individually insignificant business acquisitions in accordance with Regulation S-X, Rule 3-05 (b)(2)(i).

      On October 24, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 and Item 7, reporting its earnings for the second quarter ended September 30, 1996.

      On December 5, 1996, the Company filed a current report on Form 8-K pursuant to Item 5, undertaking to meet the requirements of Rule 416(b) under the Securities Act of 1933 and Regulation S-K, Item 512(a) regarding its Registration Statements Nos. 33-48388, 33-57893, 33-61301, 33-63201, 33-64633 and 33-64058. Under Rule 416(b), if
      additional securities are issued as a result of a stock split prior to completion of the distribution of the securities covered by a registration statement, the additional securities are covered by the registration statement, provided that the registration statement is amended. The Company's Common Stock split 2-for-1 on April 15, 1996.

      On December 23, 1996, the Company filed a current report on Form 8-K pursuant to Item 5, reporting that the Company was the victim of a fraudulent breach of contract by a third-party supplier of certain gas products.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 13, 1997                       /s/ Jeffrey P. Cornwell
_________________                       _______________________
Date                                    Jeffrey P. Cornwell
                                        Vice President Finance and
                                        Corporate Controller