Form 10-K
period 1997-03-31
AIRGAS INC
filed 1997-06-11
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                  Form 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1997
                                      or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

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

     Securities registered pursuant to Section 12 (g) of the Act: None. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                           _____  ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

     The aggregate market value of the 57,075,279 shares of voting stock held by non-affiliates of the registrant on May 30, 1997 was approximately $970 million. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of Common Stock outstanding as of May 30, 1997 was 66,818,522.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 4, 1997 is partially incorporated by reference into Part III.
Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                                AIRGAS, INC.
                              TABLE OF CONTENTS

                                   PART I


ITEM                                                                   PAGE NO.
_____                                                                  ________

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .13

4.  Submission of Matters to a Vote of Security Holders . . .  . . . . . . .13


                                  PART II

5.  Market for the Company's Common Stock and Related Stockholder Matters . 14

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . 15

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . 27

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . 27


                                  PART III

10. Directors and Executive Officers of the Company . . . . . . . . . . . . 27

11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . 27

12. Security Ownership of Certain Beneficial Owners and Management. . . . . 27

13. Certain Relationships and Related Transactions. . . . . . . . . . . . . 27


                                   PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . . . 27

       3                            PART I
ITEM 1. BUSINESS.

GENERAL
     Airgas, Inc. ("Airgas" or the "Company") classifies its operations into three business segments: Distribution, Direct Industrial and Manufacturing. Sales for Airgas were $1.16 billion in fiscal 1997, and $838 and $688 million in fiscal 1996, and 1995, respectively. Distribution sales represented 88% of total sales and 85% of Airgas' operating income in fiscal 1997. Financial information by business segment can be found in 1) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data", and 2) Note 22 to the Company's consolidated financial statements for the three years ended March 31, 1997 under Item 8.

     The Distribution business is conducted through approximately 600 locations in 41 states, Canada and Mexico. Principal products distributed include: industrial, medical and specialty gases and a wide selection of name-brand welding equipment, accessories and industrial protective equipment ("hardgoods"), including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. In connection with the distribution of gases, Airgas rents industrial gas cylinders and bulk storage tanks to its customers. Additionally, acetylene gas is manufactured and sold as part of the Company's Distribution business. Since its formation, the Company's strategy has been to expand through the acquisition of independent distributors. The Company believes that it is the largest distributor of industrial, medical and specialty gases and related equipment in North America.

     During fiscal 1997, the Company acquired IPCO Safety Products Company
(IPCO) and Rutland Tool & Supply Co., Inc. (Rutland), which had historical combined annual sales of approximately $120 million. IPCO and Rutland formed the basis for the Company's Direct Industrial segment, Airgas Direct Industrial ("ADI"). ADI sells an expansive line of welding, metalworking, safety and other MRO (Maintenance, Repair and Operations) products directly to end-users.

     The Company believes ADI will help enable it to be a low cost supplier and increase sales of other products and services by leveraging the Company's strong local presence and the relationships with its existing customer base and distribution network. Many of Airgas' customers use the same types of safety products sold by IPCO. Rutland targets the same metal fabrication market which also accounts for a large part of Airgas' current Distribution gas and hardgoods sales.

     Manufacturing operations include the production of carbon products, calcium carbide, nitrous oxide and carbon dioxide. In connection with its carbon dioxide business, Airgas has implemented a strategy to expand the distribution of carbon dioxide. During 1997, the Company acquired Shell Land & Energy Company's (Shell) interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline. In June 1997, the Company closed the acquisition of Carbonic Industries Corporation ("CIC"), the fourth largest producer of carbon dioxide in the United States.

THE DISTRIBUTION BUSINESS

Industry Background

     The industrial gas distribution market is broad and includes customers from most major industries. Airgas sells nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen and welding gases and a variety of medical and specialty gases to a diverse customer base. Gases are distributed and stored in industrial gas cylinders and bulk storage tanks. Hardgoods sold through its distribution network include: protective equipment, such as hard hats, welding helmets, goggles, face shields and protective glasses; welding machines and welding consumables; and accessories, such as electrodes, electrode holders and cable connectors.

     The United States market for industrial gases is approximately $7 billion annually. Sales to major users of industrial gases that have the capacity to accept large bulk shipments or pipeline deliveries are generally serviced directly by industrial gas producers and account for approximately $3.5 billion of such market. The remaining $3.5 billion of annual industrial gas sales are made to small bulk users and cylinder gas customers. These small bulk users and cylinder gas customers are also believed to purchase approximately $3.5 billion of hardgoods annually. Small bulk users and cylinder gas customers are primarily served by a fragmented distribution system of approximately 1,000 distributors, the majority of which are independently owned. The Company concentrates on the small bulk, cylinder gas, welding and protective equipment segment of the market. This segment is less capital intensive, in part, because of the long useful lives of the fixed assets, principally cylinders.

Acquisition Strategy

     Since May 1986, the Company has acquired over 225 distributors of industrial gases and related equipment. These distributors are organized into three divisions with approximately 600 locations in 41 states, Canada and Mexico which provide a national distribution network.

     Based on the terms of a joint venture agreement, the Company acquired 47% of the voting capital stock of National Welders Supply Company ("National Welders"), the largest independent distributor of industrial, medical and specialty gases and related equipment in the United States based in Charlotte, North Carolina. The purpose of the joint venture is to carry on the business of National Welders, enhanced by its association with the Company and its financial, purchasing and national marketing strengths, and to pursue acquisition opportunities in the area currently served by National Welders. Inasmuch as National Welders is a joint venture, it represents a departure from Airgas' usual method of expansion which is acquisitions.

     The Company's principal business strategy is to continue to expand its distribution network through a program of acquiring independent distributors. The industrial gas distribution industry continues to undergo a consolidation process which Airgas believes will continue to present it with opportunities to acquire industrial gas distributors.

     The Company believes that its principal competitive advantages in acquiring distributors are its extensive distribution network, its well-organized acquisition program, flexibility in structuring acquisitions to meet sellers' needs and the ability to offer sellers and their employees a continuing management role in a decentralized entrepreneurial environment. In seeking to acquire distributors, the Company competes with industrial gas producers and other independent distributors.

     The Company has made investments in industrial gas operations in Poland, India and Thailand. At March 31, 1997, the total investment in these foreign operations was approximately 1% of total assets. The Company will continue to evaluate foreign industrial gas opportunities, although its principal focus remains on North American expansion.

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

Customer Base

     The majority of the Company's gases are generally stored in bulk tanks at the Company's cylinder fill plants and are pumped into cylinders for distribu-tion to customers or, in the case of bulk customers, in tanker trucks or tube trailers for delivery into bulk tanks at the customer's business location. The Company emphasizes sales to cylinder and small bulk gas customers.

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

     Specialty gases, which are used in numerous industries and in electronic and laboratory applications, include rare gases, high-purity gases, and blended multi-component gas mixtures. In fiscal 1997, the Company formed a new subsidiary, Airgas Specialty Gases ("ASG"). ASG is a national organization within Airgas that assists in the management of the Company's network of 24 specialty gas laboratories in the U.S., sourcing specialty gas through the Company's hubs and branches. ASG operates four "A" laboratories, which produce complicated gas mixtures, and oversees the Company's twenty (20) "B" Labs, which produce simple, pure gases and certain common mixtures. ASG also assists the hubs in growing their specialty gas business and improving the responsiveness and quality of the hubs' specialty gas operations. The principal drivers for market growth include: (1) environmental regulations, such as the Clean Air Act, water testing and pollution remediation and testing and monitoring; (2) quality control services using in-line chromatography and spectrography to analyze samples; and (3) the growth of environmental, research and clinical laboratories.

     The Company continues to concentrate its efforts in the small bulk gas market. The primary gases that Airgas sells in bulk are liquid oxygen, nitrogen, argon, and carbon dioxide, and gaseous hydrogen, helium and nitrogen. The Company charges customers rent for the use of bulk tanks and tube trailers which are placed on the customer's property. The Company believes there are growth opportunities in marketing to these small bulk customers, which it can serve more effectively than industrial gas producers.

     The Company has undertaken selected initiatives to develop further its industrial gas customer base to include customers which require large-volume supplies of gases, such as nitrogen. The Company has entered into long-term supply agreements with two customers which require the construction of two air separation plants which will begin production late in calendar 1997. These two plants will also produce liquid oxygen and argon which will be sold to Airgas' Distribution customers. The Company views these investments as opportunities and not as its principal investment strategy.

     The Company's same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, has historically followed the real gross domestic product annual growth rate as published by the Commerce Department. Management believes the Company's broad customer base and geo-graphic diversity help to reduce the adverse effects of an economic downturn on the Company. Also, management believes that the gas portion of its distri-bution business is somewhat resistant to economic downturns due to the follow-ing factors: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for main-tenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn, such as the medical field, are major purchasers of gases; and 4) gas purchases often represent a small portion of a typical user's overall cost of operation and, therefore, do not typically represent a large cost-cutting item. Manage-ment further believes that sales of certain lower margin nonconsumable hard-goods equipment, such as welding machines, are more adversely impacted during a downturn in the economy and are typically the fastest to rebound during an economic recovery.

Products

     Gases distributed by Airgas include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide and specialty gases. In addi-tion to gases, the Company distributes a wide selection of name-brand hard-goods, including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. Of Airgas' fiscal 1997 sales from the Distribution segment, approximately 50% represent sales of gases and rentals of cylinders and bulk tanks, and 50% represent hardgood sales.

     The Company intends to strategically broaden its product line in order to increase sales in existing locations and to take advantage of its distribution network. Recent product line additions have included returnable containers, specialty gases and additional hardgoods (such as industrial safety products and coatings). The Company believes the selective addition of complementary product offerings through its distribution network and ADI will enable it to better serve its diverse, expanding customer base.

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

DIRECT INDUSTRIAL BUSINESS

     During fiscal 1997, the Company acquired IPCO and Rutland. IPCO and Rutland provided an industrial distribution infrastructure, additional product lines and management talent to form the basis for ADI. IPCO is a distributor of safety, industrial and environmental supplies, and utilizes a system of regional warehouses and telemarketing centers to market its products. Rutland is a distributor of industrial tools, MRO supplies and welding and safety equipment, and markets its products through direct mail, catalogs and monthly fliers. ADI's principal thrust is to sell directly to customers, through outbound telemarketing and catalogs, and to build on Airgas' existing base of approximately 650,000 Airgas customers and strong customer relationships. To serve its customers, ADI has distribution centers located in key industrial distribution markets. ADI targets the same metal fabrication market that accounts for a large part of Airgas' current Distribution gas and hardgoods equipment sales. The safety and metalworking tools market represents approximately $55 billion in annual revenues.

     The Company's acquisition strategy with respect to ADI is to acquire additional industrial distribution companies which comprise this highly fragmented industry. Such acquisitions may provide for enhanced warehouse logistics, information systems, new product lines, geographic expansion and unique marketing concepts.

MANUFACTURING AND RELATED BUSINESS

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

Carbon Dioxide

     The Company is implementing a strategy to expand its carbon dioxide business. In December 1996, the Company acquired Shell's interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline stretching from the Northeast Jackson Dome area of Mississippi to White Castle, Louisiana (the "Jackson Dome" properties). The pipeline services three major liquid carbon dioxide producers (including CIC) and a major methanol producer, each pursuant to a long-term supply contract, as well as a group of enhanced oil recovery fields. Carbon dioxide is used in refrigeration, food processing, beverage carbonation, chemical processing, crude oil recovery, metal fabrication and agricultural fumigation.

     As part of its carbon dioxide strategy, the Company also made related acquisitions of liquid carbon dioxide distributors and carbon dioxide beverage companies during 1997. In June 1997, the Company closed the acquisition of CIC, merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash.

COMPETITION

     Each of the major business areas in which the Company participates is highly competitive. Some competitors are larger than the Company and have greater resources.

     The Company's industrial gas distribution operations compete with independent distributors and vertically integrated gas producers such as Air Products and Chemicals, Inc. ("Air Products"), Praxair, Inc. ("Praxair"), Liquid Air Corporation of America ("Air Liquide"), BOC Gases Group ("BOC Gases") and others, all of which have distribution operations. The Company also purchases industrial gases pursuant to requirements contracts from all four of the above major producers of industrial gases.

     Competition in the distribution market is based on customer service, prompt delivery, price, consistent product quality, attention to safety procedures, and employee and customer training in the uses of gases and hardgoods. The Company believes its decentralized system allows competitive decisions to be made on the local level which results in reduced costs and/or improved service. In addition, the Company's distribution network allows it to realize economies of scale in purchasing, training, marketing and information systems.

     Regarding the Company's carbon dioxide business strategy, the carbon dioxide market includes suppliers of crude CO2 and three major carbon dioxide companies: Praxair, BOC Gases and Air Liquide. These three companies produce over 80% of the United States merchant carbon dioxide, develop most of the new applications, and handle much of the distribution.

     The ADI segment competes with small branch-based industrial distribution companies at the local level. In addition, ADI also competes nationally with large, branch-based and direct marketers, which include W.W. Grainger, Inc. and MSC Industrial Direct, Inc. which sell through catalogs and stores, and Vallen Corporation, a safety equipment distributor.

REGULATORY AND ENVIRONMENTAL MATTERS

     The businesses of the Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental rules and regulations. The Company believes that it is in compliance in all material respects with such laws and regulations. Expenditures for environmental purposes during the fiscal year ended March 31, 1997 were not material.

INSURANCE

     The Company's policy is to obtain liability and property insurance coverage that is currently available at what management determines to be a fair and reasonable price. As of March 31, 1997, the Company had a liability insurance limit of $100 million. The liability insurance is subject to per-occurrence deductible amounts of $1 million for product liability, general liability and workers' compensation claims, and $500 thousand for motor vehicle liability.

     The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims which exceed its liability insurance coverage, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.

EMPLOYEES

     On March 31, 1997, the Company employed approximately 6,400 people of whom approximately 6% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a strike or work stoppage in the past 10 years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas", "Dyna-Switch" and "Va-Weld", and a patent registration for the purification of acetonitrile. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                     Age                 Position
Peter McCausland (1)     47   Chairman of the Board, President and Chief
                              Executive Officer
Hermann Knieling         59   Executive Vice  President and Group President -
                              Manufacturing, Business Engineering and
                              International Group
E. Pat Baker             57   Group President - Distribution
William A. Rice, Jr.     50   Group President - Airgas Direct Industrial
Alfred B. Crichton       49   Division President - West
Ronald B. Rush           53   Division President - South
John Musselman           48   Division President - East
Thomas C. Deas, Jr.      47   Vice President-Finance & Chief Financial Officer
Gordon L. Keen, Jr.      52   Senior Vice President - Law and Corporate
                              Development
William E. Sanford       36   Executive Vice President of Airgas Direct
                              Industrial
Thomas Mason             63   Senior Vice President
Scott M. Melman          40   Vice President - Administration
Rudi G. Endres           53   Vice President - International
Samuel H. Goldstein      38   Vice President - Information Systems
Andrew R. Cichocki       34   Vice President - Corporate Development
__________________
(1)  Member of the Board of Directors

     Mr. McCausland has been a Director of the Company since June 1986, the Chairman of the Board and Chief Executive Officer of the Company since May 1987, President from June 1986 to August 1988, from April 1, 1993 to November 30, 1995, and since April 1, 1997. Mr. McCausland has been Chairman and Chief Executive Officer of US Airgas since its organization in February 1982. From January 1982 until June 1990, Mr. McCausland was a partner in the law firm of McCausland, Keen & Buckman, Radnor, Pennsylvania, which provides legal services to the Company. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products.

     Mr. Knieling has been Executive Vice President of the Company and Group President - Manufacturing, Business Engineering and International since April 1, 1997. Prior to that, Mr. Knieling served as the President and Chief Operating Officer of Airgas from December 1, 1995 to March 1997. Mr. Knieling served as Division President - Southern Division from April 1, 1995 to November 30, 1995 and as Division President - Eastern Division from February 3, 1993 to March 1995. Mr. Knieling served as a Regional Vice President from June 1990 to February 1993 and as President of Gulf States Airgas from June 1989 to February 1993. Mr. Knieling owned and operated an industrial gas distributor which was sold to the Company in 1989. Also, Mr. Knieling served in various capacities for Hoechst AG during a period of 18 years, and, prior to his leaving Hoechst in 1982 was President and Chief Executive Officer of its subsidiary, MG Burdett Gas Products Company.

     Mr. Baker has been Group President - Distribution since April 1, 1997. Prior to that, Mr. Baker served as the Company's Division President - Eastern Division from April 1, 1995 to March 1997. Mr. Baker served as a Regional Vice President from May 1991 to February 1993 and President of Southwest Airgas since the acquisition of Southwest Airgas (formerly West Texas Welders Supply), in October 1988, to March 1995. Prior to joining the Company, Mr. Baker was President and owner of West Texas Welders Supply from August 1981 to October 1988.

     Mr. Rice has been Group President - Airgas Direct Industrial since April 1, 1997. Prior to that he served as Airgas' Division President - Industrial Distribution and Purchasing from April 1, 1995 to March 1997 and served as Vice President - Purchasing from August 1, 1993 to March 1995. Until August 1993, Mr. Rice was President of Virginia Welding Supply, which was acquired by the Company in July 1992. Mr. Rice has over 20 years of industry experience and serves on the boards of various companies.

     Mr. Crichton has been the Company's Division President - West since February 3, 1993. Mr. Crichton served as a Regional Vice President from May 1991 to February 1993 and as President of Sierra Airgas since the acquisition of Sierra Airgas (formerly Moore Bros.) in January 1987. Mr. Crichton was employed by Union Carbide Industrial Gases (UCIG) from 1969 through 1986, and prior to joining Moore Bros., was President of a subsidiary of UCIG.

     Mr. Rush has been the Company's Division President - South since December 1, 1995. Mr. Rush served as President of Sooner Airgas from June 1, 1991 to November 30, 1995 and as Vice President of Sales for Southwest Airgas from September 1990 to May 31, 1991.

     Mr. Musselman has been Division President - East since April 1, 1997. Prior to that, Mr. Musselman served as President of Northeast Airgas from January 1989 to March 1997.

     Mr. Deas has been the Vice President-Finance & Chief Financial Officer since February 17, 1997. From March 1996 to February 1997, Mr. Deas served as Chief Financial Officer of Maritrans, Inc., a New York Stock Exchange listed shipping company headquartered in Philadelphia. Prior to that, Mr. Deas served for 18 years in various positions at Scott Paper Company, a manufacturer of tissue products, including Vice President, Treasury and Assistant Treasurer from October 1988 to February 1996.

     Mr. Keen has been Senior Vice President - Law and Corporate Development since April 1, 1997. Prior to that, Mr. Keen served as Vice President - Corporate Development from January 1, 1992 to March 1997. From January 1982 until December 1991, Mr. Keen was a partner in the law firm of McCausland, Keen & Buckman, Radnor, Pennsylvania, which provides legal services to the Company.

     Mr. Sanford has been Executive Vice President of Airgas Direct Industrial since April 1, 1997. Prior to that, he served as the Company's Executive Vice President from December 1, 1995 to March 1997 and Vice President - Sales and Marketing since February 3, 1993. Mr. Sanford served as President of Cascade Airgas from March 1989 to February 1993. From May 1984 to February 1989 Mr. Sanford served as Vice President -- Sales and Marketing for Midwest Carbide.

     Mr. Mason has been Senior Vice President since December 1, 1995. Mr. Mason served as Assistant to the Chairman from January 1993 to November 1995. Prior to that, Mr. Mason served as Executive Vice President of the Company from March 1990 until January 1993 and served as President from August 1988 until February 1990.

     Mr. Melman has been Vice President - Administration since April 1, 1995. Mr. Melman served as Vice President - Corporate Controller from August 1994 to March 1995 and Corporate Controller from August 1986 to July 1994. Prior to joining the Company, Mr. Melman was the Controller for Integrated Circuit Systems, Inc. from November 1983 to July 1986, and prior to joining Integrated Circuit Systems, Inc., was a Tax Manager for KPMG Peat Marwick LLP.

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

     Mr. Goldstein has been the Vice President-Information Systems of Airgas since September 9, 1996. He joined Airgas from KPMG Peat Marwick LLP (KPMG) where he served as a National Service Leader for their Consulting Division since June 1991. Prior to 1991, he was a Senior Manager at KPMG. Mr. Goldstein held a variety of consulting positions at Coopers & Lybrand LLP from June 1986 to July 1989.

     Mr. Cichocki has been Vice President - Corporate Development of Airgas since April 1, 1997. Mr. Cichocki served as Assistant Vice President - Corporate Development from August 1992 to March 1997. Prior to that, he served in various corporate development and finance positions from April 1988 to July 1992.

ITEM 2.  PROPERTIES.

     The Company has offices, manufacturing and distribution facilities in 41 states, Canada and Mexico. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company's Manufacturing segment produces carbon products at its Keokuk, Iowa, facility; calcium carbide at its Pryor, Oklahoma, facility; nitrous oxide at its Donora, Pennsylvania and Yazoo City, Mississippi facilities; and carbon dioxide at the Jackson Dome production facility located in Jackson, Mississippi. Manufacturing facility utilization, based on market demand, has ranged from 65% to 100%.

     The Keokuk and Pryor facilities are owned by the Company. The Donora plant is located on property leased through the year 2006. The Yazoo City property is owned by the Company; however, it will revert to the local municipality if the plant terminates operations. The Keokuk, Pryor and Donora facilities are pledged as collateral under industrial development board revenue bonds.

     The Company's Distribution segment conducts business from approximately 600 locations in 41 states, Canada and Mexico. These locations are either owned or are leased from third parties or from employees of the Company who were previous owners of businesses acquired on terms consistent with commercial rental rates prevailing in the surrounding rental market. Fifteen (15) distribution locations in eleven (11) states have acetylene manufacturing plants. The Company's acetylene plants operate at an average production capacity of approximately 65%.

     The Company's Direct Industrial segment conducts its business from locations strategically located throughout the United States. IPCO's principal offices are located in leased space in Langhorne, Pennsylvania, with additional warehouse locations in Pennsylvania, Texas, and California. Rutland's principal offices are located in leased space in the City of Industry, California, and also include warehouse locations in California, Arizona, Texas, Illinois, Ohio and South Carolina.

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

     On July 26, 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. On February 24, 1997, the court entered an order denying the Company's motion to dismiss for forum non conveniens. The Company has filed a petition for writ of mandamus with the Alabama Supreme Court requesting that the lower court's order be vacated or set aside. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

     On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. The Company has alleged that it became entitled, pursuant to such agreement, to acquire certain of CBI's assets having a value in excess of $800 million. The Company is seeking compensatory and punitive damages. On January 2, 1997, the court entered an order overruling Praxair's preliminary objections to the Company's complaint and ordering Praxair to file an answer to the complaint. Praxair has since filed an answer and asserted various defenses.

     The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia against Discount Auto Parts, Inc. ("Discount"), an employee of Discount and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleges that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. The complaint seeks treble damages under the Federal RICO and Georgia RICO statutes, as well as monetary damages under other counts alleging fraud, conspiracy and related wrongful conduct. The Company believes there will be future recoveries, including cash in bank accounts frozen under restraining orders, net assets of the refrigerant supplier which breached the contract and insurance proceeds under Airgas' and the refrigerant supplier's policies. The Company will continue to pursue vigorously all possible sources of recovery.

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
                                                    High                Low
                                                    ----                ---
1997 Fiscal (1)

First Quarter                                      $22.38              $18.75
Second Quarter                                      25.50               17.38
Third Quarter                                       27.13               21.13
Fourth Quarter                                      24.50               16.50

1996 Fiscal (1)

First Quarter                                      $13.88              $12.50
Second Quarter                                      15.00               13.31
Third Quarter                                       16.63               15.69
Fourth Quarter                                      20.06               19.81
________________

(1) Adjusted to reflect a two-for-one stock split effective on April 15, 1996 (See Note 10 to the Company's consolidated financial statements under Item
    8). On May 30, 1997, there were approximately 13,000 holders of record of the Company's Common Stock.

     The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and not to pay cash dividends on its Common Stock. Any payment of future dividends and the amounts thereof will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by the Board of Directors (See Note 9 to the Company's consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein. (amounts in thousands except per share amounts):
                                               Years Ended March 31, (5)
                                 ___________________________________________
                                   1997   1996      1995       1994      1993
                                    (6)
                                   ____   ____      ____       ____      ____
Operating Results:
Net sales                     $1,158,894 $838,144  $687,983 $519,349  $410,771
Depreciation, depletion &
 amortization(2)                  62,491   45,762    36,868   30,571    28,045
Operating income                  82,285   92,985    72,600   48,667    34,367
Interest expense, net             39,752   24,862    17,625   12,486    11,403
Income taxes(1)                   21,080   28,522    23,894   16,027    10,811
Net earnings                      23,266   39,720    31,479   20,290    12,469

Earnings Per Share(3)         $      .34 $    .60  $    .48 $    .31  $    .19

Balance Sheet Data:
Working capital               $  124,849 $ 81,588  $ 54,084 $ 47,071  $ 40,253
Total assets                   1,291,031  883,642   645,637  514,897   399,477
 Current portion of long-term
 debt                             25,158   12,179    11,780   10,304     9,923
 Long-term debt                  629,931  385,832   259,970  205,311   158,629
  Other non-current liabilities   29,565   34,490    11,116    6,635       762

Stockholders' equity(4)       $  336,657 $236,209  $189,652 $156,867  $127,571
_______________
(1) The Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of April 1, 1992.
(2) Effective April 1, 1993, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1994 by approximately $3.1 million and increasing net earnings by $1.9 million or $.03 per share.
(3) See Notes 4 and 10 to the Company's consolidated financial statements for information regarding earnings per share calculations and adjustment for the stock split effective April 15, 1996.
(4)  The Company has not paid any dividends on its common stock.
(5) During the fiscal years 1993 through 1997, the Company acquired 127 distributors.
(6) As discussed in Note 3 to the Company's consolidated financial statements, during the fourth quarter of fiscal 1997, the Company recorded special charges totaling $31.4 million ($20.2 million after tax) and incurred a net loss of $780 thousand related to the sale of a medical home-care business. Excluding the effects of the special charges and the loss, operating income, net earnings and earnings per share were $113.7 million,
    $44.3 million, and $.65 per share, respectively.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

OVERVIEW

     The Company's sales for the year ended March 31, 1997 increased 38% to a record $1.16 billion, compared to $838.1 million in the prior year. Net earnings for the year, before fourth-quarter special charges and a loss related to the sale of a medical business, increased by 11% to $44.3 million, or $.65 per share, compared to $39.7 million or $.60 per share in the prior year. Net earnings were $23.3 million or $.34 per share, after including the special charges and loss. Cash flow, excluding the special charges and the loss, also increased to record levels. After-tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) for the year, before special charges and the loss, increased 22% to $117.3 million compared to $96.4 million in the prior year. These increases were attributable to the continued success of the Company's acquisition growth strategies combined with internal sales growth and continuous improvement in other areas. Offsetting this growth was lower-than-expected performances at certain Distribution subsidiaries caused by difficult consolidations, costs associated with an accelerated rate of new branch start-ups and planned expenses related to the expansion of Airgas Direct Industrial ("ADI"). Since April 1, 1995, the Company has completed 65 acquisitions with a combined annual revenue base of approximately $420 million. During 1997, the Company completed 24 acquisitions with annual sales of $230 million.

     The Company has successfully acquired, integrated and consolidated more than 250 businesses over the past 15 years, creating a national network of hubs and branches that form the largest distributor of industrial, medical and specialty gases and welding-related equipment and supplies in North America. With over 600 locations in 41 states, Canada and Mexico, the Company has established a strong local presence and has developed high value-added relationships with its 650,000 customers. The Company continues to remain focused on improved profitability and cash flow fueled by operational efficiencies, improved pricing and business development opportunities, including acquisitions.

     Growth in the Company's industrial gas distribution business during 1997 was helped by the acquisition of 21 businesses with annual sales of $102 million. Internal development and expansion of existing product lines resulted in same-store sales growth of 3.4% and same-store gross profit growth of 3.9%.

     Among the Company's other initiatives which are helping to build its industrial gas business include the acquisition of Shell Land & Energy Company's Jackson Dome carbon dioxide reserves and 183-mile pipeline in the Southeastern United States. Additionally, in June 1997, the Company closed the Carbonic Industries Corporation acquisition, the fourth largest producer of carbon dioxide in the United States. These two key acquisitions, combined with related acquisitions of liquid carbon dioxide distributors and carbon dioxide beverage companies, complement the Company's existing industrial gas business and provide opportunities for future growth.

     In addition, the Company entered into a 47% joint venture with National Welders Supply Company, a premier independent distributor with annual sales of $125 million.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     During 1997, the Company entered a new business segment and formed its ADI Group with the acquisitions of IPCO Safety Products ("IPCO", effective April
1, 1996) and Rutland Tool & Supply Co., Inc. ("Rutland", effective September 1,
1996). These two ADI companies offer a multi-channel, direct mail, national distribution infrastructure which broadens the line of hardgoods and positions the Company for entry into the $55 billion safety and metalworking industrial segment of the Maintenance, Repair and Operations ("MRO") market. The MRO market encompasses the same metal fabrication market that also accounts for approximately 28% of Airgas' current gas and hardgoods equipment sales. The Company believes that ADI's direct channel of delivery will lower the costs to customers by leveraging the Company's purchasing power, taking advantage of economies of scale and reducing the number of times an order is handled before products reach the customer.

     ADI's focus is to build on the Company's existing base of 650,000 local customers and strong customer relationships by selling more products to existing customers. The Company believes ADI will also provide improved customer services, such as next-day delivery, and will enhance the Company's branch-based network's ability to obtain and service national accounts.

     During the fourth quarter of fiscal 1997, the Company recorded special charges totaling $31.4 million and a net loss of $780 thousand related to the sale of a medical home-care business. The special charges consist of a non-recurring charge of $26.4 million ($17 million after tax) for product losses and costs associated with the Company's investigation into the fraudulent breach of contract by a third-party supplier of refrigerant gas and a $5 million ($3.2 million after tax)non-cash charge related to the impairment write-down of certain machinery and equipment, goodwill and other intangible assets of two non-core product-line businesses.

    The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. On February 12, 1997, the Company disclosed it had filed a lawsuit in the United States District Court against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. Airgas' complaint alleges that the racketeering activity of the defendants caused damages to Airgas in an amount not less than $20 million. The complaint seeks treble damages under the Federal RICO and Georgia RICO statutes, as well as monetary damages under other counts alleging fraud, conspiracy and related wrongful conduct. The Company believes there will be future recoveries, including cash in bank accounts frozen under restraining orders, net assets of the refrigerant supplier which breached the contract and insurance proceeds under Airgas' and the refrigerant supplier's policies. The Company will continue to pursue vigorously all possible sources of recovery. See Item 3, "Legal Proceedings," and Notes 3 and 19 to the Company's Consolidated Financial Statements under
Item 8.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: 1997 COMPARED TO 1996
____________________________________________

Net sales increased 38% in 1997, compared to 1996:


(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

      Distribution          $1,018,704          $801,552          $217,152
      Direct Industrial         99,216                --            99,216
      Manufacturing             40,974            36,592             4,382
                               _______           _______           _______
                            $1,158,894          $838,144          $320,750
                               =======           =======           =======

     For the year ended March 31, 1997, Distribution sales increased approximately $181 million resulting from the acquisition of 62 distributors since April 1, 1995 and approximately $36 million from same-store sales growth. The Company estimates that had all acquisitions during the year ended March 31, 1997 been consummated on April 1, 1996, sales for 1997 would have been approximately $1.050 billion. The increase in same-store Distribution sales of 3.4% was a result of growth in all three product groups: gases, hardgoods and rent. The internal growth was attributable to higher sales volume and from improved pricing. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. Airgas subsidiaries without significant acquisition activity averaged approximately 5% same-store sales growth. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices.

     ADI's sales include welding, metalworking, safety and other MRO hardgoods. The internal sales growth rate for ADI was approximately 12% during fiscal 1997. Pro forma unaudited sales for ADI, assuming that the Rutland acquisition had been completed on April 1, 1996, would have been approximately $120 million. Sales to the Distribution segment totaled approximately $1 million.

     The Manufacturing segment's sales increased 12% during fiscal 1997 primarily as a result of the December 1, 1996 acquisition of the Jackson Dome carbon dioxide business. Sales related to carbide, carbon products and nitrous oxide were essentially flat. Sales to the Distribution segment totaled approximately $1.5 million.

     The increase in Distribution gross profits of approximately $100 million compared to the prior year resulted from acquisitions which contributed approximately $81 million and from same-store gross profit growth of 3.9% or

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $19 million. Same-store gross profit growth resulted from margin improvement of $2 million and sales volume growth of $17 million. On a same-store basis, the Distribution gross margin was 50.9% which represented an improvement of .2% compared to the prior year. Same-store gross margins improved as a result of selective price increases to customers, leveraging the Company's purchasing power through national purchasing programs and improvements in rent margins. Compared to the prior year, the Distribution gross margin of 49.7% is down 100 basis points due primarily to acquisitions which have an average gross margin of approximately 45%. Acquisitions have had an average sales mix of 53% hardgoods/47% gas and rent compared to the Company's sales mix for fiscal 1996 of 49% hardgoods/51% gas and rent.

     The gross profit margin of 26.9% for ADI does not reflect a full year of Rutland's operations which has historically had gross margins of approximately 40%. Gross margins for the fourth quarter of fiscal 1997 for ADI were 29.5%, reflecting Rutland's operations for the full period.

     Selling, distribution and administrative expenses ("SG&A") increased $91.4 million compared to the prior year primarily due to acquisitions. As a percentage of net sales, SG&A expenses decreased 140 basis points to 32% compared to the prior year. Excluding ADI which has a lower SG&A expense-to-sales ratio, SG&A expenses as a percentage of net sales decreased 30 basis points compared to the prior year. The improvement in the SG&A expenses relative to sales was somewhat offset by higher operating expenses associated with the consolidation and integration of certain Distribution acquisitions, costs associated with the start-up of new Distribution branches and expenses related to the expansion of ADI. As the Company continues to integrate such acquisitions and complete such start-up and expansion activities, SG&A expenses relative to net sales should improve, although such increased expenses could recur as a result of future acquisitions and expansion activities.

     Depreciation and amortization increased $16.7 million compared to the prior year primarily due to acquisitions and from increased capital expenditures. Of the $33.1 million increase in capital expenditures, approximately 60% of the increase resulted from purchases of cylinders, bulk tanks and machinery and equipment which are necessary to facilitate gas sales growth and the integration of acquisitions. Depreciation, depletion and amortization as a percentage of sales decreased 10 basis points as a result of ADI which has depreciation and amortization relative to sales of 2.9% compared to the Distribution segment of 5.7%.

     Excluding special charges of $31.4 million, operating income increased 22% in 1997 compared to 1996:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

      Distribution            $102,571          $ 86,130          $ 16,441
      Direct Industrial          3,076                --             3,076
      Manufacturing              8,063             6,855             1,208
                               _______           _______           _______
                              $113,710          $ 92,985          $ 20,725
                               =======           =======           =======

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Distribution segment's operating income margin decreased 60 basis points to 10.1% compared to the prior year. The decrease was primarily the result of recent industrial gas distribution acquisitions which have operating margins averaging around 8% and from an increase in operating costs associated with the integration and consolidation of certain acquisitions and new branch start-ups. Excluding three subsidiaries undergoing difficult consolidations, a product-line company which was written down during the Company's fourth quarter and the new branch start-ups, the Distribution operating income margin reflected a slight improvement compared to the prior year. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand margins, the Company believes that its Distribution operating income margin should improve.

     The operating income margin for ADI was 3.1%. The Company believes that ADI's operating income margin will continue to be impacted in the foreseeable future by expansion costs related to information systems, logistics and facility enhancements.

     The Manufacturing segment's operating income increased $1.2 million compared to the prior year primarily as a result of the Jackson Dome acquisition. Higher operating margins related to the Jackson Dome acquisition also accounted for the 100 basis point increase in operating margins compared to the prior year.

     Interest expense, net, increased $14.9 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of businesses acquired since April 1, 1995, the joint venture investment in National Welders Supply Company, costs associated with the fraudulent breach of contract by a third-party refrigerant gas supplier and the repurchase of Airgas common stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Equity in earnings of unconsolidated affiliates of $958 thousand is primarily attributable to the Company's 45% interest in National Welders Supply Company.

     Income tax expense, excluding the special charges and the loss related to the sale of a medical home-care business represented 41% of pre-tax earnings for the year ended March 31, 1997 compared to 41.8% in the prior year. The decrease in the effective income tax rate is primarily a result of equity affiliate income which is recorded net-of-tax.

     Net earnings for the year ended March 31, 1997, before fourth quarter special charges and the loss on the sale of a medical home-care business, increased 11% to $44.3 million, or $.65 per share, from $39.7 million, or $.60 per share in 1996. Net earnings for the year, after the special charges and the loss, were $23.3 million, or $.34 per share.

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

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, distribution and administrative expenses decreased as a percentage of sales to 33.4% in 1996 compared to 34.3% in 1995. The decrease was a result of acquisition consolidation efforts and lower operating costs, such as a reduction in business insurance costs through improved claims management and reduced incident rates. In addition, certain operating costs, such as occupancy costs, are relatively fixed and do not increase proportion-ately with the increase in same-store sales. Partially offsetting these improvements were normal salary increases and slightly higher distribution costs.

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

     Cash flows from operating activities totaled $81.2 million ($106.5 million excluding the special charges and loss related to the sale of a medical home-care business) for the year ended March 31, 1997. Depreciation, depletion and amortization represented $62.5 million of cash flows from operating activities. Cash flows from working capital components increased $1.7 million as a result of a decrease in prepaid expenses and other current assets, an increase in accounts payable and an increase in accrued expenses and other current liabilities partially offset by an increase in accounts receivable associated with higher same-store sales and an increase in inventory levels to meet increased hardgoods and gas sales volumes. The increase in other assets and liabilities, net, primarily related to amounts paid in connection with securing product-supply agreements and a decrease in deferred interest related to interest rate swap agreements. Days' sales outstanding and distribution hardgoods days' supply of inventory improved slightly compared to March 31, 1996 levels. Total inventories have increased primarily as a result of an increase in distribution inventories of approximately $3 million to support sales growth and gases of approximately $9 million associated with specialty gas sales initiatives.

     Cash used by investing activities totaled $276.0 million in fiscal 1997, which was primarily comprised of capital expenditures of $74.4 million and acquisitions and investments totaling $202.7 million.

     The Company's use of cash for capital expenditures was attributable to the continued assimilation of certain acquisitions requiring capital expenditures for combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders which were rented from third parties. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. Approximately 60% of fiscal 1997's capital expenditures were for the purchase of cylinders, bulk tanks and machinery and equipment. The Company estimates that its Distribution maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

     The Company has undertaken initiatives to develop further its industrial gas customer base to include customers which require large-volume supplies of gases, such as nitrogen. For these customers, the Company plans to enter into long-term supply contracts in conjunction with air separation plants which will be built near customers' facilities. The Company has entered into agreements with two customers which require the construction of two air separation plants which will begin production late in calendar 1997. Capital costs incurred during fiscal 1998 associated with these plants are estimated to total $40 million.

     Financing activities provided cash of $194.8 million with total debt out-standing increasing by $257.1 million from March 31, 1996. Funds from financing activities were used primarily for the purchase of distributors, equity investments, capital expenditures and the repurchase of Airgas common stock.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At March 31, 1997, the Company had approximately $282 million in borrowings under the facility and approximately $76 million committed under letters of credit, resulting in unused availability under the facility of approximately $142 million.

     On August 8, 1996, the Company commenced a medium-term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. In September 1996, the Company issued the following long-term debt under the medium-term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%. In March 1997, the Company issued $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

     The Company has a Canadian credit facility totalling C$50 million (US$37 million) with various commercial banks which matures on November 14, 1998. At March 31, 1997, the Company had approximately C$41 million (US$30 million) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately C$9 million (US$7 million).

     The Company also has unsecured line of credit agreements with various com-mercial banks. At March 31, 1997, these agreements totaled $50 million, under which the Company had no borrowings outstanding.

     At March 31, 1997, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.07%.

     The Company's loan agreements contain covenants which include the maintenance of a minimum equity level and maintenance of certain financial ratios.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 23 interest rate swap agreements during the period from June 1992 through March 31, 1997. The swap agreements are with major financial institutions and aggregate $358 million in notional principal amount at March 31, 1997. Approximately $208 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.49% for remaining periods ranging between 1 and 8 years. Five swap agreements require floating rates ($149.5 million notional amount at 5.72% at March 31, 1997). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1997, approximately $18.7 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

     The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commit-ments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. In connection with the acquisition of Rutland, the Company issued approximately 3.4 million shares of its common stock, including approximately 2.4 million treasury shares.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In June 1997, the Company closed the acquisition of CIC, which was merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash.

     Subsequent to March 31, 1997, the Company has acquired six businesses, including CIC, with aggregate annual sales of approximately $69 million for an aggregate purchase price of approximately $82 million. In addition, the Company has signed letters of intent for nine companies with annual sales of approximately $107 million and an aggregate purchase price of approximately $56 million.

     In December 1996, the Board of Directors authorized the repurchase of up to 1,600,000 shares of Airgas Common Stock, and on April 16, 1997, the
Board of Directors authorized the repurchase of up to 1,000,000 additional shares. The Company purchased 800,000 shares of Airgas common stock during the year ended March 31, 1997. Subsequent to March 31, 1997, the Company repurchased 1,154,000 shares, leaving a total of 646,000 shares available under the repurchase programs. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open-market transactions, from time-to-time, depending on market conditions.

     The Company does not currently pay dividends.

Other

     New Accounting Pronouncements

     In the first quarter of fiscal 1997, Airgas adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset.(See
Note 3 to the consolidated financial statements of the Company under Item 8.)

     The Company accounts for stock options according to the provisions of Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies may elect to continue to use existing accounting rules or adopt the fair value method for expense recognition. Companies that elect to continue to use existing accounting rules are required to provide pro forma disclosures of net income and earnings per share assuming the fair value method was adopted. Airgas has elected to continue to use existing accounting rules under APB 25. Accordingly, Airgas has presented the required pro forma disclosure provisions for its fiscal year ended March 31, 1997. (See Note 11 to the consolidated financial statements of the Company under Item 8.) As the Company will continue to account for stockbased compensation using the intrinsic value method, this statement does not have a material impact on earnings, financial condition or liquidity of the Company.

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

     In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128 "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior periods will be restated to reflect the new Basic and Diluted earnings per share amounts. The Company's Basic earnings per share is essentially net income divided by the weighted shares outstanding, and the Diluted earnings per share is not expected to be materially different than currently reported earnings per share amounts. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998.

     Forward-looking Statements

     This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business (including CIC); continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the Company's ability to recover assets in connection with the fraudulent breach of contract related to refrigerant R-12 purchases; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and financial statement schedule of the Company are set forth at pages F-1 to F-33 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Reports on Form 8-K.

     On January 24,1997, the Company filed a current report on Form 8-K to announce, under Item 5, that its earnings for the third quarter ended December 31, 1996.

     On February 5, 1997, the Company filed a current report on Form 8-K, to announce, under Item 5, that it named Thomas C. Deas, Jr., as its Chief Financial Officer, effective February 24, 1997.

     On March 18, 1997, the Company filed a current report on Form 8-K to announce, under Item 5, certain organizational changes and management appointments.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

3.2 Airgas, Inc. By-Laws Amended and Restated November 29, 1994. (Incorporated by reference to Exhibit 3.2 to the Company's March 31, 1996 report on Form 10-K).

4.1 Eighth Amended and Restated Loan Agreement dated September 27, 1996 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($500,000,000 credit facility).

4.2 Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.3 Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.4 Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

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

4.5 Form of Rights Agreement, dated as of August 1, 1988, between Airgas, Inc. and The Philadelphia National Bank, which includes as Exhibit a thereto the Form of Rights Certificate: (Incorporated by reference to Exhibit (1)
     (2) to the Company's Form 8-A dated August 11, 1988.)

4.6 Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed on April 28, 1997.)

4.7 First Amendment to the Rights Agreement Dated as of August 1, 1988, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 1.2 to the Company's Form 8-A filed on April 28, 1997.)

* 10.1 Agreement between the Company and Peter McCausland, dated January 8, 1991, and form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.16 to the Company's March 31, 1992 report on Form 10-K).

* 10.2 Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.3 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company's March 31, 1992 report on Form 10-K).

* 10.4 Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995 (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.5 1994 Employee Stock Purchase Plan. (Incorporated by reference to exhibit 10.19 to the Company's March 31, 1993 report on Form 10-K).
* 10.6 Amended and Restated Joint Venture Agreement dated March 31, 1992 between American Carbide and Carbon Corporation and Elkem Metals Company. (Incorporated by reference to Exhibit 10.5 to the Company's March 31, 1992 report on Form 10-K).

* 10.7    Airgas, Inc. Management Incentive Plan (Incorporated by reference to
          Exhibit 10.3 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.8 Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company's June 28, 1996 Report on Form 8-K).

* 10.9 Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland.

(11)   Statement re: computation of earnings per share.
(21)   Subsidiaries of the Company.
(23.1) Consent of KPMG Peat Marwick LLP.
(23.2) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment)
(23.4) Consent of Arthur Andersen LLP
(23.5) Report of Independent Public Accountants - Arthur Andersen LLP
(27)   Financial data schedule
(99.1) Form 11-K for the Registrant's 401(K) Plan (to be filed by amendment) (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan (to be
       filed by amendment)

_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 1997
                                                        Airgas, Inc.


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

        Signature                        Title                      Date
        _________                        _____                      ____

/s/ Peter McCausland           Director, Chairman of the Board,  June 11, 1997
____________________________   President and Chief Executive Officer
 (Peter McCausland)


/s/ Thomas C. Deas, Jr.        Vice President-Finance and        June 11, 1997
____________________________   Chief Financial Officer
 (Thomas C. Deas, Jr.)


/s/ Jeffrey P. Cornwell        Assistant Vice President and
____________________________   Corporate Controller              June 11, 1997
(Jeffrey P. Cornwell)


/s/ W. Thacher Brown           Director                          June 11, 1997
____________________________
 (W. Thacher Brown)


/s/ Frank B. Foster, III       Director                          June 11, 1997
____________________________
  (Frank B. Foster, III)


/s/ Robert E. Naylor           Director                          June 11, 1997
____________________________
  (Robert E. Naylor)

/s/ Robert L. Yohe             Director                          June 11, 1997
____________________________
  (Robert L. Yohe)


/s/ John A.H. Shober           Director                          June 11, 1997
____________________________
  (John A.H. Shober)


/s/ Merril L. Stott            Director                          June 11, 1997
____________________________
  (Merril L. Stott)


/s/ Erroll C. Sult             Director                          June 11, 1997
____________________________
  (Erroll C. Sult)


/s/ Argeris N. Karabelas       Director                          June 11, 1997
_____________________________
  (Argeris N. Karabelas)

                        AIRGAS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                  Reference In
                                                                   Report on
                                                                   Form 10-K
                                                                   _________

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Statement of Management's Financial Responsibility . . . . . . .      F-3

Consolidated Balance Sheets at March 31, 1997 and 1996 . . . . .      F-4

Consolidated Statements of Earnings for the Years Ended
  March 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1997, 1996 and 1995. . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1997, 1996 and 1995. . . . . . . . . .. . . . . . . .     F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . .     F-8

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts . . . . . .      F-33


All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of National Welders Supply Company, Inc. (National Welders), (a 45% percent-owned investee company). The Company's investment in National Welders at December 31, 1997 was $49,800,000, and its equity in earnings of National Welders was $935,000 for the year ended 1997. The financial statements of National Welders were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for National Welders, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.




Philadelphia, Pennsylvania                               KPMG PEAT MARWICK LLP
May 8, 1997

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

Airgas, Inc.

/s/ Thomas C. Deas, Jr.                              /s/ Peter McCausland
________________________                             _______________________
Thomas C. Deas, Jr.                                  Peter McCausland
Vice President,                                      Chairman, President and
Chief Financial Officer                              Chief Executive Officer


May 8, 1997

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                     March 31,
                                                             ________________
(In thousands, except per share amounts)                     1997       1996
________________________________________                     ____       ____
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $4,443 in 1997 and $3,396 in 1996 . . . . .$  151,053   $120,811
Inventories (Note 5) . . . . . . . . . . . . . . . . . .   129,372     86,162
Prepaid expenses and other current assets. . . . . . . .    31,574     11,601
                                                           _______    _______
     Total current assets. . . . . . . . . . . . . . . .   311,999    218,574
                                                           _______    _______
Plant and Equipment, at cost (Note 6). . . . . . . . . .   736,083    586,328
Less accumulated depreciation. . . . . . . . . . . . . .  (183,922)  (147,451)
                                                           _______    _______
  Plant and equipment, net . . . . . . . . . . . . . . .   552,161    438,877
                                                           _______    _______
Other Non-current Assets (Note 7) . . . . . . . . . . .    132,257     60,948
Goodwill, net of accumulated amortization
 of $29,503 in 1997 and $19,552 in 1996. . . . . . . . .   294,614    165,243

                                                           _______    _______
                                                        $1,291,031   $883,642
                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt (Note 9) . . . . . . .$   25,158   $ 12,179
Accounts payable, trade. . . . . . . . . . . . . . . . .    74,329     52,528
Accrued expenses and other current liabilities (Note 8).    87,663     72,279
                                                           _______    _______
     Total current liabilities . . . . . . . . . . . . .   187,150    136,986
                                                           _______    _______
Long-Term Debt (Note 9). . . . . . . . . . . . . . . . .   629,931    385,832
Deferred Income Taxes (Note 15). . . . . . . . . . . . .   104,266     88,400
Other Non-current Liabilities (Note 9) . . . . . . . . .    29,565     34,490
Minority Interest in Subsidiaries (Note 21). . . . . . .     3,462      1,725
Commitments and Contingencies (Note 19)

Stockholders' Equity (Note 10)
Common Stock, par value $.01 per share, 200,000 shares
 authorized, 68,762 and 66,314 shares issued in
 1997 and 1996, respectively . . . . . . . . . . . . . .       688        663
Capital in Excess of Par Value . . . . . . . . . . . . .   155,543     91,512
Retained Earnings. . . . . . . . . . . . . . . . . . . .   196,626    173,360
Cumulative Translation Adjustments . . . . . . . . . . .      (468)      (410)
Treasury Stock, 800 and 2,355 common shares at cost
 in 1997 and 1996, respectively. . . . . . . . . . . . .   (15,732)   (28,916)
                                                           _______    _______
     Total stockholders' equity. . . . . . . . . . . . .   336,657    236,209
                                                           _______    _______
                                                        $1,291,031   $883,642
                                                           =======    =======

         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended March 31,
(In thousands, except per share amounts)       ______________________________
_______________________________________        1997        1996        1995
                                               ____        ____        ____
Net Sales
Distribution . . . . . . . . . . . . . . . .$1,018,704   $801,552    $654,381
Direct Industrial. . . . . . . . . . . . . .    99,216         --          --
Manufacturing  . . . . . . . . . . . . . . .    40,974     36,592      33,602
                                              ________    _______     _______
     Total net sales . . . . . . . . . . . . 1,158,894    838,144     687,983
                                              ________    _______     _______
Costs and Expenses
Cost of products sold (excluding depreciation,
 depletion and amortization)
  Distribution . . . . . . . . . . . . . . .   512,309    395,370     320,800
  Direct Industrial. . . . . . . . . . . . .    72,543         --          --
  Manufacturing. . . . . . . . . . . . . . .    26,531     24,121      22,076
Selling, distribution and administrative
 expenses  . . . . . . . . . . . . . . . . .   371,310    279,906     235,639
Depreciation, depletion and amortization . .    62,491     45,762      36,868
Special charges (Note 3) . . . . . . . . . .    31,425         --          --
                                              ________    _______     _______
     Total costs and expenses. . . . . . . . 1,076,609    745,159    615,383
                                              ________    _______     _______
Operating Income
 Distribution. . . . . . . . . . . . . . . .   102,571     86,130      66,521
 Distribution - special charges. . . . . . .   (31,425)        --          --
 Direct Industrial . . . . . . . . . . . . .     3,076         --          --
 Manufacturing. . . . . . . . . . . . . . . .    8,063      6,855       6,079
                                              ________    _______     _______
     Total operating income  . . . . . . . .    82,285     92,985      72,600
Interest expense, net (Note 13). . . . . . .   (39,752)   (24,862)    (17,625)
Other income, net (Note 14). . . . . . . . .     1,672        782       1,067
Equity in earnings of unconsolidated
  affiliates (Note 12) . . . . . . . . . . .       958         --          --
Minority interest (Note 21). . . . . . . . .      (817)      (663)       (669)
                                              _________   _______     _______
       Earnings before income taxes. . . . .    44,346     68,242      55,373
Income taxes (Note 15) . . . . . . . . . . .    21,080     28,522      23,894
                                              _________   _______     _______
       Net earnings. . . . . . . . . . . . .$   23,266   $ 39,720    $ 31,479
                                              =========   =======     =======
Earnings Per Share (Notes 4 and 10). . . . .$      .34   $    .60    $    .48
                                              =========   =======     =======

Weighted average shares. . . . . . . . . . .    68,640     66,215      65,525
                                              =========   =======     =======







         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                                     Years Ended March 31, 1997, 1996 and 1995
                                     _________________________________________
                                      Shares of                    Capital in
                                      Common Stock      Common     Excess of
(In thousands)                        $.01 Par Value    Stock      Par Value
______________                        ______________    ______     __________

Balance--April 1, 1994. . . . . . . . .   65,794.2       $658        $56,001

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Retirement of treasury stock . . . . . .  (3,754.4)       (37)        (1,445)
Purchase of treasury stock (Note 10) . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .     123.2          1          1,436
Stock warrants and options exercised . .     538.9          5          1,265
Tax benefit associated with exercise
 of stock options and warrants (Note 15)                               1,859
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     300.2          3          2,704
                                          ________        ___         ______
Balance--March 31, 1995. . . . . . . . .  63,002.1       $630        $61,820

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 10) . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .     843.7          9         11,435
Stock warrants and options exercised . .   1,841.6         17          3,705
Tax benefit associated with exercise
 of stock options and warrants (Note 15)                               7,613
Shares issued upon acquisition of minority
  interests (Note 21)                        258.1          3          3,547
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     368.2          4          3,392
                                          ________        ___         ______
Balance--March 31, 1996. . . . . . . . .  66,313.7       $663        $91,512

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 10) . .
Reissuance of treasury stock . . . . . .
Issuance of stock in connection
 with acquisitions . . . . . . . . . . .   1,102.9         11         49,556
Stock warrants and options exercised . .     872.6          9          3,370
Tax benefit associated with exercise
 of stock options and warrants (Note 15)                               4,229
Shares issued upon acquisition of minority
  interests (Note 21). . . . . . . . . .      76.5          1          1,724
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     395.9          4          5,152
                                          ________        ___         ______
Balance--March 31, 1997 . . . . . . . .   68,761.6       $688       $155,543
                                          ========        ===         ======

                                              COLUMNS CONTINUED ON NEXT PAGE

       39               AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY - (Continued)

                                     Years Ended March 31, 1997, 1996 and 1995
                                     _________________________________________

                                                       Cumulative
                                         Retained      Translation    Treasury
(In thousands)                           Earnings      Adjustments    Stock
______________                           _________     ___________    ________

Balance--April 1, 1994. . . . . . . . . .$102,161        $(471)       $(1,482)

Net earnings. . . . . . . . . . . . . . .  31,479
Foreign currency translation adjustment .                    2
Retirement of treasury stock. . . . . . .                               1,482
Purchase of treasury stock (Note 10). . .                              (5,969)
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 15).
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                          _______         ____         ______
Balance--March 31, 1995 . . . . . . . . .$133,640        $(469)       $(5,969)

Net earnings. . . . . . . . . . . . . . .  39,720
Foreign currency translation adjustment .                   59
Purchase of treasury stock (Note 10). . .                             (22,947)
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 15).
Shares issued upon acquisition of minority
 interests (Note 21). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                         ________         ____         ______
Balance--March 31, 1996 . . . . . . . . .$173,360        $(410)      $(28,916)

Net earnings. . . . . . . . . . . . . . .  23,266
Foreign currency translation adjustment .                 (58)
Purchase of treasury stock (Note 10). . .                             (15,732)
Reissuance of treasury stock. . . . . . .                              28,916
Issuance of stock in connection
 with acquisitions. . . . . . . . . . . .
Stock warrants and options exercised. . .
Tax benefit associated with exercise
 of stock options and warrants (Note 15).
Shares issued upon acquisition of minority
 interests (Note 21). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                         ________        ____         _______
Balance--March 31, 1997  . . . . . . . . $196,626      $(468)       $(15,732)
                                         ========        ====         =======

       See accompanying notes to consolidated financial statements.

                                     F-6, Continued

       40               AIRGAS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                       Years Ended March 31,
                                                  1997        1996     1995
                                                  ____        ____     ____
Cash Flows From Operating Activities
Net earnings . . . . . . . . . . . . . . . . . . $ 23,266  $39,720   $31,479
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . .  62,491   45,762    36,868
  Depreciation and amortization - special charges   3,930       --        --
  Deferred income taxes. . . . . . . . . . . . .     (170)  10,868    11,549
  Equity in earnings of unconsolidated affiliates. (2,314)  (1,428)     (840)
  Gain on sale of investment in CBI Industries, Inc.   --       --      (560)
  Gain on divestiture of medical home-care business. (770)      --        --
  (Gain)/Loss on sale of plant and equipment. . .   1,386      (12)      110
  Minority interest in earnings . . . . . . . . .     817      663       669
  Stock issued for employee benefit plan expense    5,156    3,396     2,707
  Changes in assets and liabilities, excluding
  effects of business acquisitions and divestiture:
    Trade receivables, net. . . . . . . . . . .    (6,661)  (5,300)   (1,179)
    Inventories, net. . . . . . . . . . . . . .   (12,090)  (2,509)   (1,874)
    Prepaid expenses and other current assets .     3,687     (960)      198
    Accounts payable, trade. . . . . . . . . .     10,534   (1,461)    2,934
    Accrued expenses and other current liabilities. 6,247    4,485     1,332
    Other assets and liabilities, net . . . . .   (14,262)  (1,202)   (3,441)
                                                  _______   ______    ______
    Net cash provided by operating activities.     81,247   92,022    79,952
                                                  _______   ______    ______
Cash Flows From Investing Activities
Capital expenditures . . . . . . . . . . . . . .  (74,358) (41,236)  (36,712)
Proceeds from sale of plant and equipment. . . .    3,551    3,968     2,563
Proceeds from divestiture of medical business. .    6,586       --        --
Business acquisitions, net of cash acquired. . . (168,666)(142,776)  (79,202)
Business acquisitions, holdback settlements. . .   (7,943)  (7,381)   (3,643)
Investment in unconsolidated affiliates. . . . .  (33,995)  (3,448)   (3,497)
Purchase of investment in CBI Industries, Inc. .       --       --   (17,026)
Proceeds from sale of investment in CBI
  Industries, Inc. . . . . . . . . . . . . . . .       --       --    17,892
Dividends from joint venture . . . . . . . . . .    1,729    1,037       550
Other, net . . . . . . . . . . . . . . . . . . .   (2,949)    (121)     (439)
                                                 ________   ______    ______
    Net cash used by investing activities. . . . (276,045)(189,957) (119,514)
Cash Flows From Financing Activities             ________  _______    ______
Proceeds from borrowings . . . . . . . . . . . .  916,677  692,414   394,193
Repayment of debt. . . . . . . . . . . . . . . . (707,401)(594,931) (359,253)
Financing costs. . . . . . . . . . . . . . . . .   (2,261)    (136)     (230)
Repurchase of treasury stock, net. . . . . . . .  (14,419) (22,947)   (5,969)
Exercise of options and warrants . . . . . . . .    3,162    3,722     1,270
Net overdraft. . . . . . . . . . . . . . . . . .     (960)   4,068     4,591
Other financing activities . . . . . . . . . . .       --   15,745     4,960
                                                 ________   ______    ______
    Net cash provided by financing activities. .  194,798   97,935    39,562
                                                 ________   ______    ______
Cash Increase (Decrease) . . . . . . . . . . . .      --        --        --
Cash--Beginning of year. . . . . . . . . . . . .      --        --        --
                                                  _______   ______    ______
Cash--End of Year. . . . . . . . . . . . . . . . $    --   $    --   $    --
                                                  =======   ======    ======
             For supplemental cash flow disclosures see Note 20.
         See accompanying notes to consolidated financial statements.
                                     F-7

                       AIRGAS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20-50% owned operations where control does not exist or is considered temporary. The excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date is being amortized over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(b) Inventories

     Inventories are stated at the lower of cost or market with cost for approximately 87% and 81% of the inventories at March 31, 1997 and 1996, respectively, determined by the first-in, first-out (FIFO) method. Cost for the remainder of inventories was determined using the last-in, first-out (LIFO) method.

(c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets. Depletion of the cost of carbon dioxide production facilities, well equipment and leases are computed on the unit-of-production method.

     During 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. As discussed in Note 3, the Company recorded a write-down related to certain machinery and equipment, goodwill and other intangible assets of two non-core, distribution product-line businesses.

       42               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(d) Other Assets

     Costs related to the acquisition of long-term debt are deferred and amortized over the term of the related debt. Costs and payments pursuant to noncompetition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements which are principally over 5 years. The Company assesses the recoverability of noncompetition arrangements by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows over its remaining life.

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

(f) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Foreign-Currency Translation

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

(i) Revenue Recognition

     Sales are recorded upon shipment to the customer.

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

     The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

(k)  Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $1,000,000 per occurrence for workers' compensation, general and products liability, and a self-insured retention limit of $500,000 per occurrence for business automobile liability, with certain maximum aggregate policy limits per claim year. The Company does not deem its self-insured retention exposure to be material.

(l)  Reclassifications

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2) ACQUISITIONS

     During 1997, the Company acquired IPCO Safety Products Company ("IPCO") and Rutland Tool & Supply Co., Inc. ("Rutland"), to form the base for the Company's Direct Industrial segment, ADI. Also, in connection with its carbon dioxide business, the Company acquired Shell Land & Energy Company's ("Shell") interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline ("Northeast Jackson Dome"). The Company also made certain related acquisitions of carbon dioxide distributors. In June 1997, the Company acquired Carbonic Industries Corporation ("CIC"), in a merger.

     Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions. Also, as discussed in Note 21, the Company has accounted for the acquisition of subsidiary minority interests in 1997, 1996 and 1995 using the purchase method of accounting.

     1997 - During 1997, the Company purchased 24 businesses. The largest of these acquisitions and their effective dates included IPCO (April 1, 1996), American Welding Supply (June 1, 1996), Rutland (September 1, 1996), Findley Welding Supply (October 1, 1996), and Northeast Jackson Dome (December 1,
1996). The aggregate purchase price for these acquisitions amounted to approximately $233 million. The purchase price for the remaining 19 businesses amounted to approximately $76 million.

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

     In connection with the above business acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:
                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997       1996      1995
______________                                   ____       ____      ____

Cash paid . . . . . . . . . . . . . . . . . . $168,666  $142,776    $ 79,202
Issuance of Airgas common stock . . . . . . .   78,671    11,443         775
Notes issued to sellers . . . . . . . . . . .   30,104    24,242      11,340
Notes payable and capital leases assumed. . .    2,103     4,073       9,067
Other liabilities assumed and accrued
 acquisition costs. . . . . . . . . . . . . .   29,733    54,223      22,935
                                                ______    ______      ______
Total purchase price allocated to assets
  acquired. . . . . . . . . . . . . . . . . . $309,277  $236,757    $123,319
                                               =======   =======     =======

     Included in the 1997 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's common stock(which includes approximately 2.4 million shares which were issued out of treasury stock), issued in connection with the September 1996 acquisition of Rutland.

     In connection with three acquisitions, the Company is required to issue shares of Airgas common stock if the Airgas common stock price at certain dates during fiscal 1999 is less than a previously established price. Shares of the Company become issuable if the Airgas common stock price falls below a range of $12.96 to $14.13 per share. At March 31, 1997, based on the Airgas common stock price, no shares were contingently issuable.

     The purchase price for business acquisitions and minority interests were allocated to the assets acquired and liabilities assumed based on their estimated fair values. Costs in excess of net assets acquired (goodwill) for 1997, 1996 and 1995 amounted to $144.0 million,$81.3 million and $40.8 million respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

     The following presents unaudited estimated pro forma operating results as if the 1997 and 1996 acquisitions had been consummated on April 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1995 or of results which may occur in the future.

                                                       Years Ended March 31,
                                                       _____________________
(In thousands except per share amounts)                 1997           1996
_______________________________________                 ____           ____

Net sales . . . . . . . . . . . . . . . . . . .       $1,221,584   $1,158,591
Net earnings. . . . . . . . . . . . . . . . . .           21,463       34,404
 Earnings per share: . . . . . . . . . . . . . .             .31          .49


     Subsequent to March 31, 1997, the Company has acquired six businesses, including CIC, with aggregate annual sales of approximately $69 million for an aggregate purchase price of approximately $82 million. In addition, the Company has signed letters of intent for nine companies with aggregate annual sales of $107 million for an aggregate purchase price of approximately $56 million.

(3) SPECIAL CHARGES

     On December 23, 1996, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gas. In connection with the fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of $26.4 million (approximately $17 million after tax) for product losses and costs associated with the Company's investigation into the fraud. The Company believes there will be recoveries, including cash in bank accounts frozen under restraining orders, net assets of the refrigerant supplier which breached the contract and insurance proceeds under Airgas' and the refrigerant supplier's policies. The Company will continue to pursue vigorously all possible sources of recovery. (See Note 19 for further discussion of legal proceedings pending against the supplier).

    The Company recorded a pre-tax, non-cash charge of approximately $5 million(approximately $3.2 million after tax) related to the write-down of certain machinery and equipment, goodwill and other intangible assets of two non-core, distribution product-line businesses. The write-down was based on an evaluation of the estimated fair value of the assets associated with these two non-core businesses which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated by these assets.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) EARNINGS PER SHARE
     Primary and fully diluted earnings per share amounts were determined using the Treasury Stock method.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior periods will be restated to reflect the new Basic and Diluted earnings per share amounts. The Company's Basic earnings per share is essentially net income divided by the weighted shares outstanding, and the Diluted earnings per share is not expected to be materially different than currently reported earnings per share amounts. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998.

(5) INVENTORIES
     Inventories consist of:                               March 31,
                                                     _______________________
(In thousands)                                        1997            1996
______________                                        ____            ____

Finished goods. . . . . . . . . . . . . . . . . . .$129,218          $85,626
Raw materials . . . . . . . . . . . . . . . . . . .   1,526            1,879
                                                      ______          ______
                                                    130,744           87,505
Less reduction to LIFO cost . . . . . . . . . . . .  (1,372)          (1,343)
                                                      ______          ______
                                                   $129,372          $86,162
                                                      ======          ======

(6) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

                                                          March 31,
                                                     _______________________
(In thousands)                                        1997            1996
______________                                        ____            ____

Land and land improvements . . . . . . . . . . . . $  21,676       $ 20,066
Buildings and leasehold improvements . . . . . . .    66,659         58,153
Cylinders. . . . . . . . . . . . . . . . . . . . .   365,253        321,770
Machinery and equipment, including bulk tanks. . .   241,275        151,098
Transportation equipment . . . . . . . . . . . . .    39,264         33,724
Construction in progress . . . . . . . . . . . . .     1,956          1,517
                                                     _______        _______
                                                   $ 736,083       $586,328
                                                     =======        =======

Depreciation, depletion and amortization of plant and equipment charged to operations amounted to $39.1 million, $32.0 million and $26.3 million in 1997, 1996 and 1995, respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(7) OTHER NON-CURRENT ASSETS

     Other non-current assets include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1997            1996
______________                                        ____            ____

Investment in unconsolidated affiliates (Note 12).  $ 64,992        $ 9,332
Noncompete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $59.8 million in 1997
  and $46.7 million in 1996 . . . . . . . . . . . .   54,794         47,530
Other assets. . . . . . . . . . . . . . . . . . . .   12,471          4,086
                                                     _______         ______
                                                    $132,257        $60,948
                                                     =======         ======

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

                                                          March 31,
                                                     _______________________
(In thousands)                                        1997            1996
______________                                        ____            ____

Cash overdraft. . . . . . . . . . . . . . . . . . . $ 14,746        $15,706
Insurance payable and related reserves. . . . . . .    5,224          5,297
Customer cylinder deposits. . . . . . . . . . . . .    8,185          7,058
Other accrued expenses and current liabilities. . .   59,508         44,218
                                                      ______         ______
                                                    $ 87,663        $72,279
                                                      ======         ======

The cash overdraft is attributable to the float of the Company's outstanding checks.

       48               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS

(a) Long-term debt consists of the following:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1997            1996
______________                                        ____            ____

Revolving credit borrowings . . . . . . . . . . . .  $311,877       $314,804
Medium-term notes . . . . . . . . . . . . . . . . .   225,000             --
Acquisition and investment notes. . . . . . . . . .    87,426         50,392
All other notes, at various rates and maturities. .    30,786         32,815
                                                      _______        _______
Total long-term debt. . . . . . . . . . . . . . . .   655,089        398,011
Less current installments . . . . . . . . . . . . .   (25,158)      (12,179)
                                                      _______        _______
Long-term debt, excluding current installments. . .  $629,931       $385,832
                                                      =======        =======

     The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At March 31, 1997, under the revolving credit facility, $175 million of LIBOR-based borrowings were outstanding with effective interest rates of 5.99%, and $107 million of money market based borrowings were outstanding with effective interest rates of 5.88%.

     On August 8, 1996, the Company commenced a medium-term note program pursuant to a registration statement filed with the Securities and Exchange Commission on July 15, 1996, which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. In September 1996, the Company issued the following long-term debt under the medium-term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%. In March 1997, the Company issued $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

      The Company has a C$50 million Canadian credit facility (US$37 million) with various commercial banks which matures on November 14, 1998. At March 31, 1997, the Company had approximately C$41 million (US$30 million) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately C$9 million (US$7 million).

     The Company also has unsecured line of credit agreements with various commercial banks. At March 31, 1997, these agreements totaled $50 million, under which the Company had no borrowings outstanding.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(9) INDEBTEDNESS - (Continued)

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

     The aggregate maturities of long-term debt for the five years ending March 31, 2003 and thereafter are as follows (in thousands):

       Years Ending March 31,                       Aggregate Maturity
       ______________________                       __________________
       1998 . . . . . . . . . . . . . . . . . . .   $    25,158
       1999 . . . . . . . . . . . . . . . . . . .        45,142
       2000 . . . . . . . . . . . . . . . . . . .        17,713
       2001 . . . . . . . . . . . . . . . . . . .         6,750
       2002 . . . . . . . . . . . . . . . . . . .       349,021
       2003 and thereafter. . . . . . . . . . . .       211,305
                                                      _________
                                                     $  655,089
                                                      =========

The fair value of long-term debt as of March 31, 1997 was approximately $656 million based on current rates offered to the Company by financial institutions for similar type instruments.

(b) Swap Agreements

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 23 interest rate swap agreements during the period from June 1992 through March 31, 1997, including two forward starting swaps. The interest rate swap agreements are with major financial institutions having a total notional principal amount of $358 million at March 31, 1997.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS - (Continued)

Approximately $208 million of the swap agreements require fixed interest payments based on an average effective rate of 6.49% for remaining periods ranging between 1 and 8 years. Five swap agreements require floating rates ($149.5 million notional amount at 5.72% at March 31, 1997). The effect of the swap agreements was to increase interest expense $1.4 million and $1.3 million in 1997 and 1996, respectively. Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1997, approximately $18.7 million of such payments were included in other non-current liabilities.

     The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The fair market value of these swaps was $807 thousand below their carry value at March 31, 1997.

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2002 and thereafter are as follows (in thousands):
                                       Notional Principal Amounts
                                       __________________________
       Years Ending March 31,          Pay-Fixed      Receive-Fixed
       ______________________          _________      _____________
       1998 . . . . . . . . . . . . .  $ 30,000      $      0
       1999 . . . . . . . . . . . . .    12,500         7,500
       2000 . . . . . . . . . . . . .    26,113        12,000
       2001 . . . . . . . . . . . . .    66,113             0
       2002 . . . . . . . . . . . . .    27,500        50,000
       2003 and thereafter. . . . . .    46,113        80,000
                                        _______        ______
                                       $208,339      $149,500
                                        =======        ======
(10) STOCKHOLDERS' EQUITY
(a) Common Stock

     On March 22, 1996, the Company's Board of Directors declared a two-for-one stock split to stockholders of record on April 1, 1996, payable on April 15, 1996. All earnings per share data reflects this two-for-one stock split.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue 20 million shares of preferred stock. Of the 20 million shares authorized, 200,000 shares have been designated as Series A Junior Participating Preferred Stock and 200,000 shares have been designated as Series B Junior Participating Preferred Stock (see Note 10(e) for further discussion). At March 31, 1997 and 1996, no shares of the preferred stock were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series, and the Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of Preferred Stock, and the number of shares constituting each such series and designation thereof.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) STOCKHOLDERS' EQUITY - (Continued)

     Additionally, the Company is authorized to issue 30,000 shares of redeemable preferred stock. At March 31, 1997 and 1996, no shares were outstanding.

(c) Treasury Stock

     In December 1996, the Board of Directors authorized the repurchase of up to 1,600,000 shares of Airgas common stock, and on April 16, 1997, the Board of Directors authorized the repurchase of up to 1,000,000 additional shares. The Company purchased 800,000 shares of Airgas common stock through March 31, 1997 Subsequent to March 31, 1997 and through May 30, 1997, the Company repurchased 1,154,000 shares, leaving a total of 646,000 shares available under the repurchase program. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open market transactions, from time-to-time, depending on market conditions.

(d) Stock Purchase Warrants

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

     The following table summarizes the activity of the stock purchase warrants during the three years ended March 31, 1997.

                                                 Number             Price Per
                                                 of Shares          Share
                                                 __________         _________
March 31, 1995
Outstanding, beginning of year . . . . . . . .  1,624,280       $ 1.68 -$ 2.19
Exercised. . . . . . . . . . . . . . . . . . .   (114,800)        1.76 -  2.19
March 31, 1996
Outstanding, beginning of year . . . . . . . .  1,509,480         1.76 -  2.19
Exercised. . . . . . . . . . . . . . . . . . . (1,252,568)        1.76 -  2.19
Cancelled. . . . . . . . . . . . . . . . . . .    (12,712)
March 31, 1997
Outstanding, beginning of year . . . . . . . .    244,200         1.76 -  2.19
Exercised. . . . . . . . . . . . . . . . . . .   (244,200)      $ 1.76 -$ 2.19
Outstanding, end of year . . . . . . . . . . .       0

(e) Shareholder Rights Plan

     Effective April 1, 1997, the Board of Directors adopted a new stockholder rights plan(the "Plan"). Pursuant to the Plan, the Board declared a dividend distribution of one right for each share of common stock outstanding on April 29, 1997. Each right entitles the holder to purchase from the company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) STOCKHOLDERS' EQUITY - (Continued)

     Rights become exercisable only following the acquisition by a person or group of 15 percent (or 20 percent in the case of the Chairman and certain of his affiliates) or more of the Company's common stock or after the announcement of a tender offer or exchange offer to acquire 15 percent (or 20 percent in the case of the Chairman and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15 percent or more (or 20 percent or more, as the case may be) of the common stock, each right (other than such person's or group's rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company. If not redeemed, they will expire on April 1, 2007.

     On August 1, 1988, the Company Board of Directors adopted a preferred share purchase rights plan (the "1988 Plan") that entitled Company stockholders to purchase from the Company a unit consisting of one-hundredth of a share of Series A Junior Participating Preferred Shares, or a combination of securities and assets of equivalent value, at a purchase price of $65.00 per unit, subject to adjustment. The 1988 Plan will expire in August 1998. In view of, among other things, the impending expiration of the 1988 Plan, the Board adopted the Plan. Pending its expiration in 1998, the Board amended the 1988 Plan to provide that it will not take effect if the Plan is triggered.

(11)  STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, which include the Company's stock option plans and employee stock purchase plan.

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued", as permitted by SFAS 123. Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. However, pro forma information regarding net income and earnings per share is required by SFAS 123. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date in accordance with SFAS 123, the Company's pro forma net income and earnings per share for 1997 and 1996 would be as follows (in thousands, except per share data):

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                  Years Ended March 31,
                                                  _____________________
                                                    1997      1996
                                                  _______   ________

Net income                   As reported          $23,266    $39,720
                             Pro forma            $20,028    $37,925

Earnings per share           As reported          $   .34    $   .60
                             Pro forma            $   .29    $   .57


At March 31, 1997, the Company had three stock-based compensation plans, which are described below.

(a) 1984 Stock Option Plan

     The Company has a stock option plan for officers and key employees. Under the 1984 Stock Option Plan, the Company has reserved 14,080,000 shares.
Options are granted on terms and conditions determined by a committee of the Board of Directors. At March 31, 1997, 3,161,941 options were available for issuance with 785,685 options granted in fiscal 1997 with an exercise price equal to the market price at the date of grant. Options are generally granted in May each year, vest 25% annually and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1997 and 1996 option grants, respectively: expected volatility of 38.5% for both periods, risk-free interest rate of 6.42% and 6.46%, and expected life of 4.37 years for both periods. The weighted average fair value of the options granted during 1997 and 1996 was $8.95 and $5.11, respectively.

     The following table summarizes the activity of the plan during the three years ended March 31, 1997:
                                                 Number             Price Per
                                                 of Shares          Share
                                                 __________         _________
March 31, 1995
Outstanding, beginning of year . . . . . . . .  5,250,900       $ 1.46 -$ 8.57
Granted. . . . . . . . . . . . . . . . . . . .  1,004,600        11.32 - 14.71
Exercised. . . . . . . . . . . . . . . . . . .   (424,060)        1.46 -  7.89
Expired. . . . . . . . . . . . . . . . . . . .     (2,500)        3.30 -  6.32
March 31, 1996
Outstanding, beginning of year . . . . . . . .  5,828,940         1.83 - 14.71
Granted. . . . . . . . . . . . . . . . . . . .    974,020        11.44 - 17.31
Exercised. . . . . . . . . . . . . . . . . . .   (589,010)        1.83 - 11.32
Expired. . . . . . . . . . . . . . . . . . . .    (14,490)        3.30 - 13.32
March 31, 1997
Outstanding, beginning of year . . . . . . . .  6,199,460         1.83 - 17.31
Granted. . . . . . . . . . . . . . . . . . . .    785,685        11.44 - 23.25
Exercised. . . . . . . . . . . . . . . . . . .   (530,390)        1.83 - 17.31
Expired. . . . . . . . . . . . . . . . . . . .   (173,080)        3.30 - 22.00
Outstanding, end of year . . . . . . . . . . .  6,281,675       $ 1.83 -$23.25

                           AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b) Board of Directors Stock Option Plan

The Company also maintains a stock option plan covering directors who are not employees, which has 800,000 shares reserved. At March 31, 1997, 368,000 options for issuance, with 32,000 options granted in fiscal 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for fiscal 1997 and 1996 option grants, respectively: expected volatility of 37.8% for both periods, risk-free interest rate of 6.42% and 6.46%, and expected life of 5.35 years for both periods. The weighted average fair value of the stock options granted during 1997 and 1996 was $8.68 and $6.10, respectively.

The following table summarizes the activity of the plan during the three years ended March 31, 1997:

                                                   Number          Price Per
                                                  of Shares          Share
                                                 __________      ____________
March 31, 1995
Outstanding, beginning of year . . . . . . . .    272,000       $ 2.10 -$ 8.57
Granted. . . . . . . . . . . . . . . . . . . .     40,000            13.82
March 31, 1996
Outstanding, beginning of year . . . . . . . .    312,000        2.10 -  13.82
Granted. . . . . . . . . . . . . . . . . . . .     40,000            13.50
March 31, 1997
Outstanding, beginning of year . . . . . . . .    352,000        2.10 -  13.82
Granted. . . . . . . . . . . . . . . . . . . .     32,000            19.25
Exercised. . . . . . . . . . . . . . . . . . .    (98,000)       2.09 -  13.82
Outstanding, end of year . . . . . . . . . . .    286,000      $ 2.09 - $19.25

The following table summarizes information about options outstanding and exercisable for the 1984 Stock Option Plan and the Board of Directors Stock Option Plan at March 31, 1997:

                            Options Outstanding
                     ____________________________________
                                                      Range of
               Weighted Average     Number            Exercise
               Remaining Life       Outstanding       Prices
               ________________     ___________       _________

                  4.15                692,370       $ 1.83  -  $ 1.83
                  2.50              1,024,800         1.95  -    2.36
                  4.25                 32,000         2.89  -    3.30
                  5.12                956,450         3.30  -    3.30
                  5.36                 47,700         3.48  -    4.16
                  6.12                823,840         6.31  -    6.31
                  6.73                854,015         6.32  -   11.32
                  8.15                669,245        11.44  -   13.50
                  6.81                678,750        13.69  -   17.31
                  9.18                788,505        18.06  -   23.25
                  ____              _________       _________________
                  5.91              6,567,675        $1.83  -  $23.25
                  ====              =========       =================

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


               Number of Options       Weighted Average
               Exercisable             Exercise Price
               __________________      __________________

                  692,370               $ 1.83
                1,024,800                 2.24
                   32,000                 2.97
                  956,450                 3.30
                   47,700                 4.05
                  593,700                 6.31
                  505,155                 9.59
                  188,144                13.34
                  290,500                15.19
                   32,250                19.24
                _________               ______
                4,363,069                $5.30
                =========               ======

(c) 1994 Employee Stock Purchase Plan

     Under the 1994 Employee Stock Purchase Plan (the "ESPP Plan"), the Company has established an employee stock purchase plan to encourage and assist employees to acquire equity interest in the Company. The ESPP Plan is authorized to issue up to 2,000,000 shares of Airgas, Inc. common stock. Generally, employees may elect to have up to 15% of their annual gross earnings withheld to purchase Airgas, Inc. common stock at 85 to 95 percent of the market price of the common stock, depending on base salary levels. Market value under the ESPP Plan is either the employees' enrollment date market value or the quarterly purchase date market value, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The ESPP Plan is designed to comply with the requirement of Section 423 of the Internal Revenue Code. Under the ESPP Plan, the Company issued 395,889, 368,194, and 300,204 shares at an average purchase price of $13.02, $9.22 and $9.02 per share during 1997, 1996, and 1995, respectively.

     Compensation cost under SFAS No. 123 is estimated for the fair value of the employees' option to purchase shares of common stock, which was estimated using the Black-Scholes model with the following assumptions for fiscal 1997 and 1996, respectively: expected volatility of 38% for both periods, risk-free interest rate of 6.2% and 5.7%, and expected term of 27 months for both periods. The weighted average fair value of the purchase options granted in fiscal 1997 and 1996 was $6.51 and $4.57, respectively.

(12) INVESTMENT IN UNCONSOLIDATED AFFILIATES

     On June 28, 1996, based on the terms of a joint venture agreement, the Company acquired 47% of the voting capital stock of National Welders Supply Company, Inc.("National Welders"), for a payment in cash and notes of approximately $47.6 million. National Welders is a premier distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina. The purpose of the joint venture is to carry on the business of National Welders, enhanced by its association with the Company and its acquisition opportunities in the area currently served by National Welders.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At March 31, 1997, the Company's investment in all other unconsolidated affiliates totaled approximately $15 million and includes Elkem-American Carbide Company (U.S.), Bhoruka Gases, Ltd. (India) and Superior Air Products, Ltd. (India). The Company accounted for these investments by the equity method of accounting. The Company's share of earnings from all unconsolidated affiliates was $2.3 million, $1.4 million and $840 thousand for the years ended March 31, 1997, 1996 and 1995, respectively. Equity in earnings from Elkem American Carbide Company of $1.4 million, $1.2 million and $840 thousand in 1997, 1996, and 1995 are included in Manufacturing net sales. As of March 31, 1997, the investment in unconsolidated affiliates includes goodwill of approximately $30 million which is being amortized into income over 40 years.

     A summary of financial information for its investments in unconsolidated affiliates for the fiscal year ended March 31, 1997 is as follows:

(In thousands)                               March 31, 1997
                                             ______________
Current Assets                                 $ 45,936
Non-Current Assets                              132,240
                                              _________
  Total Assets                                  178,176
                                              =========
Current Liabilities                              27,543
Non-Current Liabilities                          92,598
Mandatory Redeemable Preferred Stock             57,577
Stockholders' Equity                                458
                                              _________
  Total Liabilities and Stockholders' Equity   $178,176
                                              =========

                                               Year ended
                                             March 31, 1997
                                           _________________
Net Sales                                      $134,972
Cost of Sales                                    95,334
                                               ________
Gross Profit                                     39,638
                                               ========
Operating Income                                  7,742
                                               ========

Income before taxes                               8,691
                                               ========
Net income                                        6,243

Preferred stock dividends and equity
  adjustments                                  $ (3,929)
                                               ________
Company share of net income                    $  2,314
                                               ========

       57               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INTEREST EXPENSE, NET
     Interest expense, net, consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ____         ____      ____

Interest expense. . . . . . . . . . . . . . .  $ 41,777     $25,854   $18,476
Interest and finance charge income. . . . . .    (2,025)       (992)     (851)
                                                 ______      ______    ______
                                               $ 39,752     $24,862   $17,625
                                                 ======      ======    ======
(14) OTHER INCOME, NET
     Other income, net, consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ______       ____      ____
Gain on sale of investment in CBI
 Industries, Inc. . . . . . . . . . . . . . .  $     --     $   --    $  560
Gain on sale of medical home-care business. .       770         --        --
Other income,net  . . . . . . . . . . . . . .       902        782       507
                                                 ______      _____       ___
                                               $  1,672     $  782    $1,067
                                                 ======      =====       ===
(15) INCOME TAXES
     Pre-tax earnings were derived from the following sources:

                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ____         ____      ____

United States . . . . . . . . . . . . . . . . $  44,199     $66,810  $54,239
Foreign . . . . . . . . . . . . . . . . . . .       147       1,432    1,134
                                                 ______      ______    ______
                                              $  44,346     $68,242   $55,373
                                                 ======      ======    ======
    Income tax expense consisted of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ____         ____      ____
Current:
   Federal . . . . . . . . . . . . . . . . . $  17,337      $14,657   $ 9,997
   Foreign . . . . . . . . . . . . . . . . .     1,224          699       573
   State . . . . . . . . . . . . . . . . . .     2,689        2,298     1,775
                                                ______       ______    ______
                                                21,250       17,654    12,345
                                                ______       ______     ______
Deferred:
   Federal . . . . . . . . . . . . . . . . . .  (1,483)       9,660     9,829
   Foreign . . . . . . . . . . . . . . . . . .     634           34        47
   State . . . . . . . . . . . . . . . . . . .     679        1,174     1,673
                                                ______       ______     ______
                                                  (170)      10,868    11,549
                                                ______       ______     ______
                                             $  21,080      $28,522   $23,894
                                                ======       ======     ======
                                      F-24

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

                                                    Years Ended March 31,
                                                 ___________________________
                                                  1997        1996      1995
                                                  ____        ____      ____

Taxes at U.S. federal statutory rate . . . . . .  35.0%       35.0%     35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit . . .   3.2%        3.3       4.0
Amortization of non-deductible goodwill. . . . .   2.6%        1.8       1.8
Special charges (Note 3) . . . . . . . . . . . .   3.7%         --        --
Sale of medical home-care business . . . . . . .   1.7%         --        --
Other, net . . . . . . . . . . . . . . . . . . .   1.3%        1.7       2.4
                                                   ____        ____      ____
                                                  47.5%       41.8%     43.2%
                                                   ====        ====      ====

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax liability and deferred tax asset were as follows:
                                                            March 31,
                                                     _______________________
(In thousands)                                          1997           1996
______________                                          ____           ____
Deferred Tax Assets:
____________________
 Inventories . . . . . . . . . . . . . . . . . .    $  2,666        $ 1,396
 Accounts receivable . . . . . . . . . . . . . .       1,123            553
 Deferred rental income. . . . . . . . . . . . .         581            809
 Insurance reserves. . . . . . . . . . . . . . .       1,793          1,339
 Special charges . . . . . . . . . . . . . . . .       9,586             --
 Other reserves. . . . . . . . . . . . . . . . .       3,028          2,487
 AMT credit carryforwards. . . . . . . . . . . .          --          2,184
 Intangible assets . . . . . . . . . . . . . . .       1,207             --
 Other . . . . . . . . . . . . . . . . . . . . .       1,874          1,151
                                                      ______         ______
                                                      21,858          9,919
                                                      ______         ______
Deferred Tax Liabilities:
_________________________
 Property and equipment. . . . . . . . . . . . .    (106,331)       (91,371)
 Intangible assets . . . . . . . . . . . . . . .          --           (605)
 Other. . . . . . . . . . . . . . . . . . . . .       (5,385)        (3,412)
                                                     _______         ______
                                                    (111,716)       (95,388)

                                                      ______         ______
Net Deferred Tax Liability . . . . . . . . . . .    $(89,858)      $(85,469)
                                                      ======          ======

     The Company has recorded tax benefits amounting to $4.2 million, $7.6 million, and $1.9 million in 1997, 1996 and 1995, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15) INCOME TAXES - (Continued)

       The Internal Revenue Service is currently conducting an examination of the Company's federal income tax returns for the years ended March 31, 1993 and 1994. Management believes that the results of this examination will not have a material effect on the Company's earnings, financial condition, or liquidity.

(16) BENEFIT PLANS

(a) Pension and Profit Sharing Plans

     The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for 1997, 1996 and 1995 were $5.9 million, $5.1 million and $4.7 million, respectively.

     During 1993, the Company authorized termination of two defined benefit pension plans effective December 31, 1992. At December 31, 1996, the plans' projected benefit obligations approximate the plans' net assets available for benefits. The settlement of the vested benefit obligations by the purchase of nonparticipating annuity contracts or lump-sum payments for covered employees is not expected to result in a significant gain or loss.

     Certain subsidiaries of the Company participate in multi-employer pension plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial position, results of operations, or liquidity. Amounts expensed under these plans for 1997, 1996 and 1995 were $751 thousand, $482 thousand and $418 thousand respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16) BENEFIT PLANS - (Continued)

(b) Other Employee Benefits

     The Company sponsors a multi-employer post retirement medical benefit plan for certain employees of one subsidiary under a collective bargaining agreement. The net postretirement benefit expense related to this plan was $106 thousand, $98 thousand and $88 thousand for the years ended March 31, 1997, 1996 and 1995, respectively. The Company's unfunded accumulated postretirement benefit obligation("APBO") was $962 thousand and $896 thousand at March 31, 1997, and 1996, respectively.

     In determining the APBO, the discount rate used to estimate the actuarial present value of other postretirement benefits was 7.75% and 7.50% at March 31, 1997 and 1996, respectively. The assumed rate of increase in the health care cost trend rate for employees less than age 65 was 6.75% and 8.25% for March 31, 1997 and 1996, declining gradually to 5.25%, respectively, over the next four years. For employees 65 and older, the assumed rate of increase was 5.71% and 6.16% for March 31, 1997 and 1996, declining gradually to 5.25%, respectively, over the next four years. A 1% increase in the healthcare cost trend rate would have increased net postretirement benefit expense approximately $21 thousand and the APBO approximately $142 thousand at March 31, 1997.

(17) RELATED PARTIES

     A member of the Company's board of directors is the president and CEO of National Welders (See Note 12). During the years ended March 31, 1997, 1996 and 1995, National Welders paid $1.1 million, $987 thousand and $914 thousand, respectively, to a joint venture of the Company for the purchase of calcium carbide. In addition, National Welders paid $574 thousand, $604 thousand and $546 thousand to the Company for other gas purchases in 1997, 1996 and 1995, respectively.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(18) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 1997, 1996 and 1995, amounted to $24.0 million, $17.8 million and $14.5 million, respectively. At March 31, 1997, the Company had a contingent guarantee of $3.8 million related to equipment under such leases. Additionally, the Company leases certain operating facilities at market rates from employees of the Company who were previous owners of businesses acquired.

      The Company has entered into certain operating leases for real estate with a trust established by a commercial bank. The trust is committed to purchase real estate properties up to an aggregate amount of $25 million. The trust holds title to the properties and leases the properties to the Company. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. The Company has entered into interest rate swap agreements in a notional principal amount of $10 million to hedge the effects of fluctuations in the Libor based rental rate. At the expiration of the leases in 1999, the Company has the option to purchase the real properties at fair value or assist in the sale of the properties to a third party. The Company intends to repay the commercial bank in the first quarter of fiscal 1998 funds advanced under the existing trust of approximately $10.9 million related to the construction of air separation plants. Excluding the air separation plants, the Company has guaranteed a portion of the debt outstanding against these properties in the event the proceeds of a sale are not sufficient to cover the trust's investment in the properties. At March 31, 1997, the Company had a contingent guarantee of approximately $10.7 million related to these leased facilities.

     At March 31, 1997, future minimum lease payments under noncancelable
operating leases are as follows:                         (in thousands)
                                                          ____________
               1998 . . . . . . . . . . . . . . . . . .    $26,016
               1999 . . . . . . . . . . . . . . . . . .     20,547
               2000 . . . . . . . . . . . . . . . . . .     16,447
               2001 . . . . . . . . . . . . . . . . . .     12,551
               2002 . . . . . . . . . . . . . . . . . .      8,989
               2003 and thereafter. . . . . . . . . . .     15,137
                                                            ______
                                                           $99,687
                                                            ======
(19) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal and regulatory proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(19) COMMITMENTS AND CONTINGENCIES - (Continued)

     On July 26, 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. On February 24, 1997, the court entered an order denying the Company's motion to dismiss for forum non conveniens. The Company has filed a petition for writ of mandamus with the Alabama Supreme court requesting that the lower court's order be vacated or set aside. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

     On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. The Company has alleged that it became entitled, pursuant to such agreement, to acquire certain of CBI's assets having a value in excess of $800 million. The Company is seeking compensatory and punitive damages. On January 2, 1997, the court entered an order overruling Praxair's preliminary objections to the Company's complaint and ordering Praxair to file an answer to the complaint. Praxair has since filed an answer and asserted various defenses.

     On December 23, 1996, the Company had reported that it had been a victim of a fraudulent breach of contract by a supplier. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other businesses and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleges that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. The complaint seeks treble damages under the Federal RICO and Georgia RICO statutes, as well as monetary damages under other counts alleging fraud, conspiracy and related wrongful conduct. (See Note 3 for discussion of special charges recorded in connection with the fraud.

(20) CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ______       ____      ____
Interest . . . . . . . . . . . . . . . . . . . $ 38,993    $25,107     $19,011
Income taxes (net of refunds). . . . . . . . .   13,254     10,325      11,411
                                                 ======      ======     ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) CASH FLOWS - (Continued)

     The total purchase price, fair value of assets acquired, cash paid and liabilities assumed for business acquisitions is presented in Note 2.

     During 1997 and 1996 the Company entered into capital lease obligations for approximately $567 thousand and $912 thousand, respectively.

(21) MINORITY INTEREST IN SUBSIDIARIES

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

     On December 31, 1996 and August 31, 1995, in connection with optional exchanges, certain minority shareholders elected to exchange their minority interests for an aggregate of 76,556 and 258,116 shares of common stock, respectively. The market price of the Company's common stock on December 31, 1996 and August 31, 1995 was $22.00 and $13.75 per share, respectively. The acquisition of the minority interests has been recorded using the purchase method of accounting.

(22) SUMMARY BY BUSINESS SEGMENT

     The Company's operations are conducted principally in North America through three related business segments: 1) the distribution of industrial, medical and specialty gases, and related equipment (the "Distribution" segment); 2) the distribution of industrial, safety and environmental supplies and metal working and industrial tools and supplies (the "ADI" segment); and 3) the manufacture of products for the industrial gas and metals industries (the "Manufacturing" segment). The Distribution segment operates through the Company's subsidiaries which have locations in 41 states, Canada and Mexico. ADI distributes products to its customers utilizing outbound telemarketing, direct mail and catalogs. The Manufacturing segment's products include nitrous oxide, a gas with applications in the medical, food packaging and certain high technology electronic industries and calcium carbide, carbon products for the production of acetylene gas and for the non-ferrous metal industry, and carbon dioxide, which is used in refrigeration, food processing, beverage carbonation, chemical processing, crude oil recovery, metal fabrication and agricultural fumigations.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)





     Total export sales amounted to approximately $7.5 million and $4.3 million in 1997 and 1996, respectively.


(In thousands)                    Distribution    ADI     Manufacturing  Total
______________                    ____________   _____    ___________    _____

1997
Net sales  . . . . . . . . . . . .$1,018,704  $  99,216   $ 40,974  $1,158,894
Intersegment Sales . . . . . . . .        --        967      1,464       2,431
Operating income . . . . . . . . .    71,146      3,076      8,063      82,285
Assets . . . . . . . . . . . . . . 1,084,939    138,059     68,033   1,291,031
Depreciation and amortization. . . 58,059 2,984 1,448 62,491 Additions to plant and equipment
 excluding business acquisitions .    69,934        669      3,755      74,358

1996
Net sales  . . . . . . . . . . . .$  801,552  $      --   $ 36,592  $  838,144
Intersegment Sales . . . . . . . .        --         --        997         997
Operating income . . . . . . . . .    86,130         --      6,855      92,985
Assets . . . . . . . . . . . . . .   846,129         --     37,513     883,642
Depreciation and amortization. . .    44,386         --      1,376      45,762
Additions to plant and equipment
 excluding business acquisitions. .   39,755         --      1,481      41,236

1995
Net sales. . . . . . . . . . . . . $ 654,381  $      --   $ 33,602  $  687,983
Intersegment sales . . . . . . . .        --         --        862         862
Operating income . . . . . . . . .    66,521         --      6,079      72,600
Assets . . . . . . . . . . . . . .   613,320         --     32,317     645,637
Depreciation and amortization. . .    35,548         --      1,320      36,868
Additions to plant and equipment
 excluding business acquisitions. .   35,961         --        751      36,712

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(22) SUMMARY BY BUSINESS SEGMENT - (continued)

     Corporate operating expenses are allocated between the Company's Distribution, ADI and Manufacturing business segments based on relative sales dollars.

(23) SUPPLEMENTARY INFORMATION (UNAUDITED)

Summary By Quarter

     This table summarizes the unaudited results of operations for each quarter of 1997 and 1996:

(In thousands, except per share data)    First     Second    Third   Fourth (c)
_____________________________________    _____     ______    _____   __________

1997
Net sales . . . . . . . . . . . . . . . $274,098  $278,712   $297,203 $308,881
Operating income (loss) . . . . . . . .   27,321    29,008     29,379   (3,423)
Net earnings (loss) . . . . . . . . . .   11,150    11,310     10,960  (10,154)
Net earnings (loss) per share (a) . . . $    .17       .17        .16     (.15)

1996
Net sales . . . . . . . . . . . . . . . $194,272  $199,030  $208,549  $236,293
Operating income. . . . . . . . . . . .   22,037    22,144    22,984    25,820
Net earnings. . . . . . . . . . . . . .    9,454     9,335     9,817    11,114
Net earnings per share (a), (b):. . . . $    .15  $    .14  $    .15  $    .17
__________________


(a) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

(b) See Notes 4 and 10 to the Company's consolidated financial statements for information regarding earnings per share calculations and adjustment for the stock split effective April 15, 1996.

(c) See Note 3 to the Company's consolidated financial statements for information regarding a special charge of approximately $31.4 million recorded in the fourth quarter of fiscal 1997.

                                 SCHEDULE II
                                CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1997, 1996 and 1995
                         (In thousands of dollars)


Column A                             Column B          Column C
________                             ________          ________
                                                       Additions
                                                       _________
                                                                Charged
                                     Balance at    Charged to   (Credited)
                                     Beginning      Cost and    to Other
Description                          of Period      Expense     Accounts
____________                         _________     __________   ____________

1997 Accounts Receivable --
 Allowance for doubtful accounts . . $ 3,396       $ 3,860      $  1,081 (1)
 Inventory reserves. . . . . . . . .   6,217           298         2,490
 Insurance reserves. . . . . . . . .   5,297        27,821        (1,750)

1996 Accounts Receivable --
 Allowance for doubtful accounts . . $ 4,161       $ 2,719       $ 1,313 (1)
 Inventory reserves. . . . . . . . .   5,490          (241)          968
 Insurance reserves. . . . . . . . .   6,304        19,510           262

1995 Accounts Receivable --
 Allowance for doubtful accounts . . $ 4,207       $ 3,102       $ 1,033 (1)
 Inventory reserves. . . . . . . . .   4,666          (193)        1,017
 Insurance reserves. . . . . . . . .   5,341        17,038           132























                                            (COLUMNS CONTINUED ON NEXT PAGE)

                                  SCHEDULE II
                                 CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1997, 1996 and 1995
                         (In thousands of dollars)

(Columns Continued)

Column A                                Column D            Column E
________                                ________            ________
                                                             Balance
                                                            at End of
Description                             Deductions           Period
____________                            ______________       ________

1997 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (3,894)           $ 4,443
 Inventory reserves. . . . . . . . . .         --  (2)         9,005
 Insurance reserves. . . . . . . . . .    (26,144)             5,224

1996 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (4,797) (2)       $ 3,396
 Inventory reserves. . . . . . . . . .         --              6,217
 Insurance reserves. . . . . . . . . .    (20,779)             5,297

1995 Accounts Receivable --
 Allowance for doubtful accounts . . .   $ (4,181) (2)       $ 4,161
 Inventory reserves. . . . . . . . . .         --              5,490
 Insurance reserves. . . . . . . . . .    (16,207)             6,304
________


(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2) Write-off of uncollectible accounts.













                                     F-33, Continued