Form 10-K/A
period 1997-03-31
AIRGAS INC
filed 1997-06-27
CIK 804212

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

                          Commission File No. 1-9344

                                 AIRGAS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                     56-0732648
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

259 Radnor-Chester Road, Suite 100
Radnor, Pennsylvania                                   19087
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

     Securities registered pursuant to Section 12 (g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES   X       NO
                                                        _________    ________
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]
     The aggregate market value of the 57,075,279 shares of voting stock held by non-affiliates of the registrant on May 30, 1997 was $970 million. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of Common Stock outstanding as of May 30, 1997 was 66,818,522.
                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 4, 1997 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Securities Exchange Act of 1934, Exhibit 23.2, Consent of Independent Accountants, and Exhibit 99.1 containing information, financial statements and exhibits required by Form 11-K with respect to the Registrant's 401(k) Plan.

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

(b)    Reports on Form 8-K.

     On January 24,1997, the Company filed a current report on Form 8-K to announce, under Item 5, its earnings for the third quarter ended December 31, 1996.

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

** 4.1 Eighth Amended and Restated Loan Agreement dated September 27, 1996 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($500,000,000 credit facility).

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

*/** 10.9 Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland.


**(11)   Statement re: computation of earnings per share
**(21)   Subsidiaries of the Company
**(23.1) Consent of KPMG Peat Marwick LLP (Form 10-K)
  (23.2) Consent of KPMG Peat Marwick LLP (Form 11-K - 401(K) Plan)
  (23.3) Consent of KPMG Peat Marwick LLP (to be filed by amendment - Employee
         Stock Purchase Plan)
**(23.4) Consent of Arthur Andersen LLP
**(23.5) Report of Independent Public Accountants - Arthur Andersen LLP
**(27)   Financial data schedule
  (99.1) Form 11-K for the Registrant's 401(K) Plan
  (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan (to be filed by amendment)

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

                                   Airgas, Inc.



Date:  June 27, 1997              By: /s/ Thomas C. Deas, Jr.
                                      _________________________
                                      Vice President - Finance &
                                      Chief Financial Officer

                                Exhibit Index


Exhibit

23.2             Consent of KPMG Peat Marwick LLP.

99.1 Annual Report on Form 11-K with respect to the Airgas, Inc. 401(k) Plan