Form 10-Q
period 1997-06-30
AIRGAS INC
filed 1997-08-12
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             June 30, 1997
                         _____________________________

Commission file number:              1-9344
                         _____________________________

                                 AIRGAS, INC.
______________________________________________________________________________
            (Exact name of Registrant as specified in its charter)

          Delaware                                       56-0732648
_______________________________                      __________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 259 Radnor-Chester Road, Suite 100
 Radnor, PA                                            19087-5240
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at August 1, 1997: 69,413,994 shares

                                 AIRGAS, INC.

                                   FORM 10-Q

                                 June 30, 1997


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of June 30, 1997
     and March 31, 1997....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended June 30, 1997 and 1996.....................5

Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 1997 and 1996.....................6

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


PART II - OTHER INFORMATION
___________________________

Exhibits and Reports on Form 8-K..........................................17

Signatures................................................................18


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                    June 30,      March 31,
                                                     1997          1997
                                                  (Unaudited)
                                                  _____________   ________
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $4,629 at June 30,
  1997 and $4,443 at March 31, 1997                $  164,452       $151,053

Inventories                                           135,802        129,372

Prepaid expenses and other current assets              30,097         31,574
                                                    _________      _________
               Total current assets                   330,351        311,999
                                                    _________      _________

Plant and Equipment, at cost                          803,743        736,083

   Less accumulated depreciation and amortization    (195,191)      (183,922)
                                                    _________      _________
               Plant and equipment, net               608,552        552,161

Other Non-current Assets                              148,466        132,257

Goodwill, net of accumulated amortization of
  $31,881 at June 30, 1997 and $29,503
  at March 31, 1997                                   326,587        294,614
                                                    _________      _________
               Total assets                        $1,413,956     $1,291,031
                                                    =========      =========



See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)
                                                     June 30,        March 31,
                                                      1997            1997
                                                   (Unaudited)
                                                    ___________      ________
LIABILITIES AND STOCKHOLDERS' EQUITY

____________________________________
Current Liabilities
Current portion of long-term debt                   $ 20,280       $   25,158
Accounts payable, trade                               65,754           74,329
Accrued expenses and other current liabilities        85,815           87,663
                                                   _________        _________
         Total current liabilities                   171,849          187,150
                                                   _________        _________

Long-Term Debt                                       722,164          629,931

Deferred Income Taxes                                116,539          104,266

Other Non-current Liabilities                         28,117           29,565

Minority Interest in Subsidiaries                      3,770            3,462

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 69,438 and 68,762
   shares issued at June 30, 1997 and
   March 31, 1997, respectively                          697              688

   Capital in Excess of Par Value                    164,108          155,543
   Retained earnings                                 208,851          196,626
   Cumulative Translation Adjustment                    (467)            (468)
   Treasury Stock, 100 and 800 common shares
   at cost at June 30, 1997 and March 31, 1997,
   respectively                                       (1,672)         (15,732)
                                                   _________        _________
       Total stockholders' equity                    371,517          336,657
                                                   _________        _________
       Total liabilities and stockholders' equity $1,413,956       $1,291,031
                                                   =========        =========




See accompanying notes to consolidated financial statements.


                                 AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                 Three Months Ended         Three Months Ended
                                 June 30, 1997              June 30, 1996
                                 __________________         __________________
Net sales:
   Distribution                      $279,288                      $248,129
   Direct Industrial                   36,845                        16,452
   Manufacturing                       15,279                         9,517
                                      _______                       _______
         Total net sales              331,412                       274,098
                                      _______                       _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                   140,020                       126,590
       Direct Industrial               26,005                        13,432
       Manufacturing                    8,729                         6,330
   Selling, distribution and
    administrative expenses           105,343                        86,187
   Depreciation and amortization       17,815                        14,238
                                      _______                       _______
         Total costs and expenses     297,912                       246,777
                                      _______                       _______
Operating income:
   Distribution                        29,659                        24,944
   Direct Industrial                    1,104                           544
   Manufacturing                        2,737                         1,833
                                      _______                       _______
                                       33,500                        27,321


Interest expense, net                 (12,108)                       (8,281)
Other income, net                         473                           281
Equity in loss of
 unconsolidated affiliates               (115)                            -
Minority interest                        (309)                         (229)
                                      _______                       _______
   Earnings before income taxes        21,441                        19,092

Income taxes                            9,215                         7,942
                                      _______                       _______
Net earnings                         $ 12,226                      $ 11,150
                                      =======                       =======

Earnings per share                   $    .18                      $    .17
                                      =======                       =======
Weighted average shares                69,420                        67,095
                                      =======                       =======

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)
                                        Three Months Ended  Three Months Ended
                                        June 30, 1997       June 30, 1996
                                        __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                   $ 12,226          $ 11,150
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation, depletion and amortization       17,815            14,238
   Deferred income taxes                           2,304             2,382
   Equity in earnings of unconsolidated
    affiliates                                      (251)             (315)
   (Gain) loss on sale of plant and equipment       (137)                3
   Minority interest in earnings                     309               229
   Stock issued for employee benefit plan expense  1,412             1,146
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                        (5,287)           (5,104)
    Inventories                                   (3,145)          (10,494)
    Prepaid expenses and other
     current assets                                2,736            (3,190)
    Accounts payable, trade                      (12,001)              220
    Accrued expenses and other current
     liabilities                                     130               278
    Other assets and liabilities, net             (1,270)           (5,513)
                                                 _______           _______
    Net cash provided by operating activities     14,841             5,030
                                                 _______           _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (25,968)          (14,814)
  Proceeds from sale of plant and
   equipment                                         497               947
  Business acquisitions, net of cash acquired    (38,229)          (76,521)
  Business acquisitions, holdback settlements     (2,393)           (2,356)
  Investment in unconsolidated affiliates         (7,395)          (27,917)
  Dividends from unconsolidated affiliates           661               413
  Other, net                                        (210)              (10)
                                                 _______           _______
   Net cash used by investing activities         (73,037)         (120,258)
                                                 _______           _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                       117,992           239,589
  Repayment of debt                              (41,101)         (123,832)
  Repurchase of treasury stock, net              (18,363)                0
  Exercise of options and warrants                 1,461             1,004
  Net overdraft                                   (1,793)           (1,533)
                                                 _______           _______
   Net cash provided by financing
    activities                                    58,196           115,228
                                                 _______           _______
CHANGE IN CASH                                 $       0          $      0
Cash - beginning of period                             0                 0
                                                 _______           _______
Cash - end of period                           $       0          $      0
                                                 =======           =======
See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   BASIS OF PRESENTATION
      _____________________

      The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 - 50% owned operations where control does not exist or is considered temporary. The excess of the cost of these affiliates is being amortized over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the year ended March 31, 1997.

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at June 30, 1997 and March 31, 1997; the consolidated statements of earnings for the three months ended June 30, 1997 and 1996; and the consolidated statements of cash flows for the three months ended June 30, 1997 and 1996. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2)   ACQUISITIONS
      ____________

      From April 1, 1997 to June 30, 1997, the Company acquired eight industrial gas distributors with aggregate annual sales of approximately $23 million, Carbonic Industries Corporation ("CIC") a C02 manufacturing concern with annual sales in excess of $48 million, and Kendeco Industrial Supply, an industrial products distributor with annual sales of approximately $15 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $101 million and includes real estate acquired of approximately $6 million. Included in the aggregate purchase price is the reissuance of approximately
1.8 million treasury shares which were reissued in connection with the acquisition of CIC. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to June 30, 1997, the Company acquired Lyons Safety, Inc., an industrial products distributor with annual sales of approximately $85 million.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   INVENTORIES
      ___________

      Inventories consist of:


      (In thousands)
                                          June 30,                March 31,
                                            1997                    1997
                                          ________                ________

      Finished goods                     $133,975                 $127,765
      Raw materials                         3,238                    2,979
                                          _______                  _______
                                          137,213                  130,744

      Less reduction to LIFO cost         ( 1,411)                  (1,372)
                                          _______                  _______
                                         $135,802                 $129,372
                                          =======                  =======




(4)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:


     (In thousands)
                                           June 30,               March 31,
                                            1997                    1997
                                         _____________            _________

    Land and land improvements           $ 22,652                 $ 21,676
    Building and leasehold improvements    73,804                   66,659
    Cylinders                             373,804                  365,253
    Machinery and equipment, including
     bulk tanks                           279,613                  241,275
    Transportation equipment               43,191                   39,264
    Construction in progress               10,679                    1,956
                                          _______                  _______
                                         $803,743                 $736,083
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(5)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                          June 30,                March 31,
                                            1997                    1997
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 81,185                 $ 64,992
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $63.0 million at June 30, 1997
     and $59.8 million at March 31, 1997   55,713                   54,794
    Other assets                           11,568                   12,471
                                          _______                  _______
                                         $148,466                 $132,257
                                          =======                  =======

Investment in unconsolidated affiliates at June 30, 1997 includes the Company's investment of approximately $47.6 million in cash and notes related to the June 28, 1996 purchase of 47% of the voting capital stock of National
Welders Supply Company, Inc ("National Welders").


(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:


     (In thousands)
                                          June 30,               March 31,
                                            1997                    1997
                                         _____________            _________

    Cash overdraft                       $ 12,953                 $ 14,746
    Accrued interest                       10,861                    5,425
    Insurance payable and related
     reserves                               5,447                    5,224
    Customer cylinder deposits              8,469                    8,185
    Other accrued expenses and current
     liabilities                           48,085                   54,083
                                          _______                  _______
                                         $ 85,815                 $ 87,663
                                          =======                  =======
The cash overdraft is attributable to the float of the Company's outstanding checks.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(7)   EARNINGS PER SHARE
      __________________

      Earnings per share amounts were determined using the treasury stock method.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior periods will be restated to reflect the new Basic and Diluted earnings per share amounts. The Company's Basic earnings per share is essentially net income divided by the weighted shares outstanding, and the Diluted earnings per share is not expected to be materially different than currently reported earnings per share amounts. The Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1998.

(8)   COMMITMENTS AND CONTINGENCIES
      _____________________________

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

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


     On December 23, 1996, the Company reported that it had been a victim of a fraudulent breach of contract by a supplier. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia under the Federal RICO and Georgia RICO statutes against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other businesses and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. On July 28, 1997 the Company reported that it had reached a comprehensive settlement with all of the defendants in the litigation described above. Under the terms of the settlement, the defendants have agreed to pay the Company approximately $20 million to compensate it for most of the product losses and costs it recognized with a pre-tax charge in the fourth quarter of its fiscal year ended March 31, 1997. The settlement, which requires court approval in bankruptcy proceedings for two of the defendants, resulted in a suspension of the trial which was scheduled to begin on August 4, 1997. The Company will reflect the settlement within its financial statements upon the conclusion of the bankruptcy court approvals and when the receipt of payment from the defendants is assured. The Company will continue to pursue insurance claims for the balance of its product losses and related expenses.

     The Company is involved in other various legal proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's financial condition, results of operations or liquidity.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

      The Company's financial results for the first quarter ended June 30, 1997 reflect substantial growth compared with the first quarter last year.
Net sales increased 21% to $331.4 million from $274.1 million in the first quarter last year. Net earnings for the first quarter of fiscal 1998 increased by 10% to $12.2 million, or $.18 per share, compared to $11.2 million, or $.17 per share for the same quarter last year. After tax cash flow (net earnings plus depreciation, depletion, amortization and deferred taxes) increased by 16% to $32.3 million, or $.47 per share, compared to $27.8 million, or $.41 per share for the same quarter last year.

      These increases were attributable to continued success of the Company's acquisition growth strategies combined with internal sales growth and continuous improvement in other areas, including higher hardgoods vendor rebates and lower business insurance costs. Offsetting this solid growth were costs associated with new branch start-ups in Eastern Canada, planned expenses related to the expansion of Airgas Direct Industrial ("ADI"), interest costs from debt incurred related to the refrigerant fraud, and interest costs and equity loss associated with the Company's investment in National Welders Supply ("National Welders"). Since April 1, 1997, the Company has completed eleven acquisitions with aggregate annual sales of approximately $170 million.

      Growth in the Company's industrial gas distribution business during the first quarter of 1998 was helped by the acquisition of eight businesses with aggregate annual sales of approximately $23 million. Internal growth and expansion of existing product lines resulted in same-store sales growth of 3.5% and realized same-store gross profit growth of 5.4% compared to the first quarter last year.

      In fiscal 1997, the Company entered a new business segment and formed its ADI Group with the acquisitions of IPCO Safety Products ("IPCO") and Rutland Tool & Supply Co., Inc. ("Rutland"). ADI offers a multi-channel, direct mail, national distribution infrastructure which broadens the line of hardgoods and positions the Company for entry into the $55 billion safety and metalworking industrial segment of the Maintenance, Repair and Operations ("MRO") market. Since April 1, 1997, ADI has acquired two key industrial products distributors: (1) Kendeco Industrial Supply, an "engineered-systems integrator" for the cutting tools and abrasives market with annual sales of approximately $15 million, and (2) Lyons Safety, Inc., a national marketer of safety and personal protection systems with annual sales of approximately $85 million. These two acquisitions strengthen ADI's position both through the expansion of two key product lines (safety products and metalworking tools) in the largest geographical market for industrial supplies, and through additional marketing and service capabilities to large customers. In addition, internal sales growth by ADI realized same-store sales growth of approximately 12.5% compared to the first quarter last year.

      During fiscal 1997, the Company also announced a strategy to expand its distribution of carbon dioxide. In June 1997, the Company completed the Carbonic Industries Corporation (CIC) acquisition, the fourth largest producer of carbon dioxide in the United States with annual sales in excess of $48 million. Also during the first quarter of fiscal 1998, the Company acquired American Dry Ice, an $11 million distributor of small bulk CO2, dry ice and

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

related products, and announced its intent to acquire Carbonic Reserves, a $14 million manufacturer and distributor of dry ice products. With these acquisitions, the Company's combined annual sales of carbon dioxide and dry ice products are expected to total in excess of $100 million. CIC, combined with the acquisition of the Jackson Dome properties in fiscal 1997 and related acquisitions of liquid carbon dioxide distributors and carbon dioxide beverage companies, enhances the Company's ability to supply carbon dioxide and dry ice products through its distribution network.

      The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. On February 12, 1997, the Company disclosed it had filed a lawsuit in the United Stated District Court under the Federal RICO and Georgia RICO statutes against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other businesses and individual defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. On July 28, 1997 the Company reported that it had reached a comprehensive settlement with all of the defendants in the litigation described above. Under the terms of the settlement, the defendants have agreed to pay the Company approximately $20 million to compensate it for most of the product losses and costs it recognized with a pre-tax charge in the fourth quarter of its fiscal year ended March 31, 1997. The settlement, which requires court approval in bankruptcy proceedings for two of the defendants, resulted in a suspension of the trial which was scheduled to begin on August 4, 1997. The Company will reflect the settlement within its financial statements upon the conclusion of the bankruptcy court approvals and when the receipt of payment from the defendants is assured. The Company will continue to pursue insurance claims for the balance of its product losses and related expenses.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996
__________________________

      Net sales increased 21% during the quarter ended June 30, 1997 compared to the same quarter in the prior year:


(in thousands)
                                1996              1995            Increase
                                ____              ____            __________

    Distribution              $279,288          $248,129          $ 31,159
    Direct Industrial           36,845            16,452            20,393
    Manufacturing               15,279             9,517             5,762
                               _______           _______           _______
                              $331,412          $274,098          $ 57,314
                               =======           =======           =======

      For the quarter ended June 30, 1997, Distribution sales increased approximately $22 million resulting from the acquisition of 27 distributors since April 1, 1996 and approximately $9 million from same-store sales.
The increase in same-store Distribution sales of 3.5% was a result of growth in all three product groups: gases, hardgoods and rent. The internal growth was attributable to higher sales volume and from improved pricing. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. Airgas subsidiaries without significant acquisition activity averaged approximately 5% same-store sales growth. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices.

     ADI's sales include welding, metalworking, safety and other MRO hardgoods. The internal sales growth rate for ADI was approximately 12.5% during the first quarter of 1998, with IPCO posting a growth rate of approximately 15% and Rutland approximately 10%. Sales to the Distribution segment totaled approximately $856 thousand.

     The Manufacturing segment's sales increased 61% during the first quarter of 1998 primarily as a result of the acquisition of CIC and the Jackson Dome carbon dioxide businesses. Strong sales of calcium carbide were offset slightly by lower demand for nitrous oxide and lower shipments of certain carbon products to one customer. Excluding acquisitions, sales increased 1% during the quarter. Sales to the Distribution segment totaled approximately $385 thousand.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The increase in Distribution gross profit of approximately $17.7 million over the same quarter in the prior year resulted from acquisitions which contributed approximately $10.6 million and from same-store gross profit growth of 5.4% or approximately $7.1 million. Same-store gross profit growth resulted from margin improvement of $2.7 million and sales volume growth of $4.4 million. On a same-store basis, the Distribution gross margin was 49.9% which represented an improvement of 90 basis points compared to the same period in the prior year. Same-store gross margins improved as a result of a shift in sales mix towards higher margin gases as a result of favorable gas pricing and gas programs such as small bulk and specialty gases. In addition, higher sales volumes and margins on hardgoods combined with higher hardgoods rebates contributed to the favorable increase in gross profits. A sales contest combined with lower margin refrigerant sales held margins down during the prior period quarter. Finally, bulk tank rent related to small bulk installations, and an increased base of rental welding equipment and the return of third party rented cylinders also generated improvements in same-store gross margins.

     For the quarter, ADI's gross margin of 29.4% compared favorably to the prior year since the prior year quarter did not reflect Rutland, which was acquired September 1, 1996, and has a historical gross margin of approximately 40%. Favorable margins at IPCO were offset by Rutland which experienced a shift in sales more towards lower margin machinery items and increased wholesale business.

     For the quarter, the Manufacturing gross margin of 42.9% compared favorably to the same quarter last year, increasing approximately 9.4%. The acquisitions of CIC and the Jackson Dome and the shift in the sales mix have contributed to the favorable margin variance.

     Selling, distribution, and administrative expenses ("SG&A") increased $19.2 million compared to the same quarter last year primarily due to acquisitions. SG&A expenses as a percentage of sales increased 40 basis points to 31.8% compared to the same period in the prior quarter. The increase in SG&A expenses relative to sales resulted from higher operating costs associated with the start-up of new Distribution branches in Eastern Canada, planned expenses related to the expansion of ADI, costs associated with integration and consolidation of certain Distribution acquisitions, legal expenses related to successfully defending a lawsuit and increases in salaries, wages and benefits. As the Company continues to integrate such acquisitions and complete such start-up and expansion activities, SG&A expenses relative to net sales should improve, although such increased activities could recur as a result of future acquisitions and expansion activities.

     Depreciation, depletion and amortization increased $3.6 million compared to the same period in the prior quarter due to acquisitions and from increased capital expenditures. Of the $11.2 million increase in capital expenditures, $7.3 million of the increase related to expenditures for the consolidation of two air separation plants. The balance of the increase primarily resulted from purchases of cylinders, bulk tanks and machinery and equipment necessary to facilitate gas sales growth and the integration of acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Operating income increased 23% in 1997 compared to 1996:


(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

     Distribution             $29,659           $24,944           $ 4,715
     Direct Industrial          1,104               544               560
     Manufacturing              2,737             1,833               904
                               ______            ______            ______
                              $33,500           $27,321           $ 6,179
                               ======            ======            ======

     The Distribution segment's operating margin increased 50 basis points to 10.6% compared with the same quarter last year. The increase resulted primarily from higher same-store gross profits. Operating margin expansion was partially offset by acquisitions which have operating margins averaging around 8% and from higher operating costs associated with the integration and consolidation of acquisitions and new branch start-ups in Eastern Canada. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand margins, the Company believes that its operating margin performance will continue to improve as it implements selective price increases, reduces costs by leveraging its national purchasing power and continues to integrate acquisitions.

     The operating income margin for ADI decreased 30 basis points to 3% compared with the same quarter last year. The Company believes that ADI's operating income margin will continue to be impacted by expansion costs related to information systems, logistics and facility enhancements. ADI is establishing a new distribution center in Southern California which will consolidate four other ADI warehouses.

     The Manufacturing segment's operating income increased $900 thousand compared to the same quarter last year primarily as a result of the CIC and Jackson Dome acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest expense, net, increased $3.8 million compared to the same quarter last year primarily as a result of the increase in average outstanding debt associated with the acquisition of businesses acquired since April 1, 1996, the joint venture investment in National Welders, interest costs on debt associated with the refrigerant fraud, and the repurchase of the Company's common stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense represented 43.0% of pre-tax earnings in 1997 compared to 41.6% in 1996. The increase in the effective income tax rate was primarily a result of non-deductible goodwill from recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has primarily financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings and funds provided by operating activities.

      Cash flows from operating activities totaled $14.8 million for the three months ended June 30, 1997. Depreciation, depletion and amortization represent $17.8 million of cash flow from operating activities. Cash flows from working capital components decreased $17.6 million primarily as a result of a decrease in accounts payable due to the timing of invoice payments and an increase in accounts receivable associated with higher same store-sales and an increase in inventory levels to meet increased sales volumes. Days' sales outstanding and distribution hardgoods days' supply of inventory levels are comparable to March 31, 1997 levels.

     Cash used by investing activities totaled $73.0 million which was primarily comprised of $26.0 million for capital expenditures and $38.2 million related to acquisitions.

     The Company's use of cash for capital expenditures was attributable to the consolidation of two air separation plants and the continued assimilation of acquisitions which require expenditures for combining cylinder fill plants, improving truck fleets and purchasing cylinders in order to return cylinders rented from third parties. The Company has entered into long-term supply contracts with two customers which require the construction of two air separation plants which are scheduled to begin production late in calendar 1997. During the first quarter of fiscal 1998, the Company incurred capital expenditures of approximately $7.3 million for air separation plant construction. These two plants will also produce liquid oxygen and argon which will be sold to the Company's Distribution customers. Additionally, capital expenditures include the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. Approximately 28% of first quarter capital expenditures were for the purchase of cylinders, bulk tanks and machinery and equipment and 65% were related to the consolidation of air separation plants. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Financing activities provided cash of $58.2 million with total debt outstanding increasing by $87.4 million from March 31, 1997. Funds from financing activities were used primarily for the purchase of distributor acquisitions, capital expenditures and the repurchase of Airgas common stock.

      The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At June 30, 1997, the Company had approximately $366 million in borrowings under the facility and approximately $72 million committed under letters of credit, resulting in unused availability under the facility of approximately $62 million.

      On June 30, 1997, the Company entered into an additional $125 million unsecured revolving credit facility with a commercial bank which matures on November 1, 1998. The terms and conditions of this facility are also similar to the Company's existing $500 million facility. At June 30, 1997, the Company had no borrowings outstanding under the facility. The Company intends to terminate its $125 million facility in conjunction with an anticipated increase in the Company's $500 million revolving credit facility in September 1997, which will have terms and conditions similar to its existing $500 million facility.

      In fiscal 1997, the Company commenced a medium-term note program which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. During fiscal 1997, the Company issued the following long-term debt under the medium-term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

      The Company has a Canadian credit facility totalling C$50 million (US$36 million) with various commercial banks which matures on November 14, 1998. At June 30, 1997, the Company had approximately C$46 million (US$33 million) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately C$4 million (US$3 million). Subsequent to June 30, 1997, the Company entered into an additional C$15 million (US$11 million) unsecured revolving credit facility with a commercial bank which matures on January 8, 1999.

      The Company also has unsecured line of credit agreements with various commercial banks. At June 30, 1997, these agreements totaled $50 million, under which the Company had no borrowings outstanding.

      At June 30, 1997, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.07%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 23 interest rate swap agreements during the period from June 1992 through June 30, 1997. The swap agreements are with major financial institutions and aggregate $403 million in notional principal amount at June 30, 1997. Approximately $253 million of the notional principal amount of the swap agreements require fixed interest payments based on an

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

average effective rate of 6.64% for remaining periods ranging between 1 and 8 years. Five swap agreements require floating rates ($149.5 million notional amount at 5.72% at June 30, 1997). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At June 30, 1997, approximately $17.7 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. Subsequent to June 30, 1997, the Company acquired Lyons Safety, Inc., an industrial safety products distributor with annual sales of approximately $85 million.

      In December 1996, the Board of Directors authorized the repurchase of up to 1,600,000 shares of Airgas Common Stock, and on April 16, 1997, the Board of Directors authorized the repurchase of up to 1,000,000 additional shares. The Company purchased 800,000 shares of Airgas common stock during the year ended March 31, 1997. During the first quarter ended June 30, 1997, the Company repurchased 1,154,000 shares, leaving a total of 646,000 shares available under the repurchase programs. Approximately 1.8 million shares were issued in connection with the acquisition of CIC. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open-market transactions, from time-to-time, depending on market conditions.

      The Company does not currently pay dividends.

OTHER
_____

New Accounting Pronouncements

     In the first quarter of fiscal 1998, the Company adopted SFAS No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. This statement is effective for transfer and servicing of financial assets and extinguishments of liabilities for fiscal years beginning after December 15, 1996 and is to be applied prospectively. The adoption of this statement did not have a material impact on earnings, financial condition or liquidity of the Company.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In the first quarter of fiscal 1998, the Company adopted Statement of Position 96-1 (SOP), which prescribes generally accepted accounting principles for environmental remediation liabilities. This SOP more specifically identifies future, long-term monitoring and administration expenditures as remediation liabilities that need to be accrued on the balance sheet as an existing obligation. This SOP is effective for fiscal years beginning after December 15, 1996. The adoption of this statement did not have a material impact on earnings, financial condition or liquidity of the Company.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior periods will be restated to reflect the new Basic and Diluted earnings per share amounts. The Company's Basic earnings per share is essentially net income divided by the weighted shares outstanding, and the Diluted earnings per share is not expected to be materially different than currently reported earnings per share amounts. The Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1998.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this accounting standard in the first quarter of fiscal 1999, as required. The adoption of this standard will not impact earnings, financial condition, or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

      In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard in the first quarter of fiscal 1999, as required. The adoption of this standard will not impact earnings, financial condition or liquidity of the Company.

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, and growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the Company's expectations regarding court approval in the bankruptcy proceedings for two of the defendants in connection with the fraudulent breach of contract related to refrigerant R-12 purchases; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis.

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

     The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia under the Federal RICO and Georgia RICO statutes against Discount Auto Parts, Inc. ("Discount"), an employee of Discount and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. On July 28, l997 the Company reported that it had reached a comprehensive settlement with all of the defendants in the litigation described above. Under the terms of the settlement, the defendants have agreed to pay the Company approximately $20 million to compensate it for most of the product losses and costs it recognized with a pre-tax charge in the fourth quarter of its fiscal year ended March 31, 1997. The settlement, which requires court approval in bankruptcy proceedings for two of the defendants, resulted in a suspension of the trial which was scheduled to begin on August 4, 1997. The Company will reflect the settlement within its financial statements upon the conclusion of the bankruptcy court approvals and when the receipt of payment from the defendants is assured. The Company will continue to pursue insurance claims for the balance of its product losses and related expenses.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      4.1 Credit Agreement dated June 30, 1997 between Airgas, Inc. and certain banks and Nationsbank N.A. ($125,000,000 credit facility).

      11.   Calculation of earnings per share.

b.    Reports on Form 8-K
      ___________________

     On April 17, 1997, the Company filed a current report on Form 8-K to announce, under Item 5, special charges and its earnings outlook for the fourth quarter of its fiscal year ended March 31, 1997.

     On April 21, 1997, the Company filed a current report on Form 8-K, to announce, under Item 5, that its Board of Directors authorized the repurchase of up to one million shares of Airgas, Inc. common stock.

     On April 29, 1997, the Company filed a current report on Form 8-K, which reported, under Item 5, that the Company's Board of Directors adopted a stockholder rights plan on April 16, 1997, which contemplates the issuance of preferred stock purchase rights to the Company's common stockholders of record as of April 29, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 12, 1997                         /s/ Thomas C. Deas, Jr.
_______________                         _______________________
Date                                    Thomas C. Deas, Jr.
                                        Vice President and
                                        Chief Financial Officer