Form 10-Q
period 1997-09-30
AIRGAS INC
filed 1997-11-12
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             September 30, 1997
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at November 1, 1997: 70,978,802 shares

                                  AIRGAS, INC.

                                   FORM 10-Q

                               September 30, 1997


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of September 30, 1997
     and March 31, 1997....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended September 30, 1997 and 1996................5

Consolidated Statements of Earnings
     for the Six Months Ended September 30, 1997 and 1996..................6

Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 1997 and 1996..................7

Notes to Consolidated Financial Statements.................................8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................14


PART II - OTHER INFORMATION
___________________________

Legal Proceedings.........................................................26

Submission of Matters to a Vote of Security Holders.......................27

Exhibits and Reports on Form 8-K..........................................27

Signatures................................................................28

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                                 AIRGAS, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)


                                                  September 30,   March 31,
                                                     1997           1997
                                                  (Unaudited)
                                                  _____________   ________

ASSETS
____________________________________________
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $4,882 at September 30,
  1997 and $4,443 at March 31, 1997                  $175,360       $151,053

Inventories                                           146,109        129,372

Prepaid expenses and other current assets              39,406         31,574
                                                    _________      _________
               Total current assets                   360,875        311,999
                                                    _________      _________

Plant and Equipment, at cost                          839,188        736,083

   Less accumulated depreciation and amortization    (204,679)      (183,922)
                                                    _________      _________
               Plant and equipment, net               634,509        552,161

Other Non-current Assets, net                         148,023        132,257

Goodwill, net of accumulated amortization of
  $34,455 at September 30, 1997 and $29,503
  at March 31, 1997                                   347,087        294,614
                                                    _________      _________
               Total assets                        $1,490,494     $1,291,031
                                                    =========      =========




See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)

                                                 September 30,      March 31,
                                                    1997              1997
                                                 (Unaudited)
                                                  ___________       ________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current Liabilities
Current portion of long-term debt                 $   26,348       $   25,158
Accounts payable, trade                               73,071           74,329
Accrued expenses and other current liabilities        91,030           87,663
                                                   _________        _________
         Total current liabilities                   190,449          187,150
                                                   _________        _________

Long-Term Debt                                       743,718          629,931

Deferred Income Taxes                                126,653          104,266

Other Non-current Liabilities                         29,569           29,565

Minority Interest in Subsidiaries                      4,079            3,462

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 69,750 and 68,762
   shares issued at September 30, 1997 and
   March 31, 1997, respectively                          698              688

   Capital in excess of par value                    167,040          155,543
   Retained earnings                                 230,527          196,626
   Cumulative translation adjustment                    (567)            (468)
   Treasury stock, 100 and 800 common shares at
   cost at September 30, 1997 and March 31, 1997      (1,672)         (15,732)
                                                   _________        _________
       Total stockholders' equity                    396,026          336,657
                                                   _________        _________
       Total liabilities and stockholders' equity $1,490,494       $1,291,031
                                                   =========        =========





See accompanying notes to consolidated financial statements.











       5                         AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                   Three Months Ended       Three Months Ended
                                   September 30, 1997       September 30, 1996
                                   __________________       __________________
Net sales:
   Distribution                         $268,168                   $244,701
   Direct Industrial                      61,216                     20,437
   Manufacturing                          30,972                     13,574
                                         _______                    _______
         Total net sales                 360,356                    278,712
                                         _______                    _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                      135,011                    121,490
       Direct Industrial                  44,966                     15,537
       Manufacturing                      14,404                      8,110
   Selling, distribution and
    administrative expenses              114,199                     89,544
   Depreciation, depletion and
    amortization                          18,776                     15,023
   Recovery of refrigerant losses        (14,500)                         -
                                         _______                    _______
         Total costs and expenses        312,856                    249,704
                                         _______                    _______
Operating income:
   Distribution                           27,182                     26,133
   Direct Industrial                       1,343                        638
   Manufacturing                           4,475                      2,237
   Recovery of refrigerant losses         14,500                          -
                                         _______                    _______
                                          47,500                     29,008
Interest expense, net                    (13,670)                    (9,753)
Other income, net                          1,573                         70
Equity in earnings of unconsolidated
 affiliates                                  434                        114
Minority interest                           (309)                      (152)
                                         _______                    _______
   Earnings before income taxes           35,528                     19,287

Income tax expense                        13,853                      7,977
                                         _______                    _______
Net earnings                            $ 21,675                   $ 11,310
                                         =======                    =======

Earnings per share                      $    .31                   $    .17
                                         =======                    =======

Weighted average common and
common equivalent shares                  70,950                     67,660
                                         =======                    =======
See accompanying notes to consolidated financial statements.






       6                         AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                        Six Months Ended    Six Months Ended
                                        September 30, 1997  September 30, 1996
                                        __________________  __________________
Net sales:
   Distribution                             $539,437             $487,755
   Direct Industrial                          98,061               36,889
   Manufacturing                              54,270               28,166
                                             _______              _______
         Total net sales                     691,768              552,810
                                             _______              _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                          272,474              245,305
       Direct Industrial                      70,971               28,969
       Manufacturing                          25,690               17,215
   Selling, distribution and
    administrative expenses                  219,542              175,731
   Depreciation, depletion and amortization   36,591               29,261
   Recovery of refrigerant losses            (14,500)                   -
                                             _______              _______
         Total costs and expenses            610,768              496,481
                                             _______              _______
Operating income:
   Distribution                               55,876               50,888
   Industrial Distribution                     2,448                1,014
   Manufacturing                               8,176                4,427
   Recovery of refrigerant losses             14,500                    -
                                             _______              _______
                                              81,000               56,329
Interest expense, net                        (25,778)             (18,034)
Other income, net                              2,046                  351
Equity in earnings of unconsolidated
 affiliates                                      319                  114
Minority interest                               (618)                (381)
                                             _______              _______
   Earnings before income taxes               56,969               38,379

Income taxes                                  23,068               15,919
                                             _______              _______
Net earnings                                $ 33,901             $ 22,460
                                             =======              =======

Earnings per share                          $    .48             $    .33
                                             =======              =======

Weighted average common and
common equivalent shares                      70,100               67,350
                                             =======              =======

See accompanying notes to consolidated financial statements.






       7                        AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)                          Six Months Ended    Six Months Ended
                                        September 30, 1997  September 30, 1996
                                        __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                  $ 33,901            $ 22,460
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation, depletion and amortization      36,591              29,261
   Deferred income taxes                         11,374               4,776
   Equity in earnings of unconsolidated
    affiliates                                   (1,061)               (749)
   (Gain) loss on sale of plant and equipment       (25)                101
   Gain on divestiture of non-core business      (1,452)                  -
   Minority interest in earnings                    618                 381
   Stock issued for employee benefit plan
    expense                                       2,945               2,353
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions:
    Trade receivables, net                       (7,081)             (2,681)
    Inventories                                  (3,626)            (20,458)
    Prepaid expenses and other
     current assets                              (5,400)             (2,912)
    Accounts payable, trade                     (14,266)             (6,649)
    Accrued expenses and other current
     liabilities                                    391               1,777
    Other assets and liabilities, net             1,488              (6,001)
                                                _______             _______
    Net cash provided by operating activities    54,397              21,659
                                                _______             _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                          (65,419)            (31,101)
  Proceeds from sale of plant and
   equipment                                      1,245               1,313
  Proceeds from divestiture of non-core business  4,000                   -
  Business acquisitions, net of cash acquired   (67,599)            (87,969)
  Business acquisitions-hold back settlements    (3,174)             (4,379)
  Investment in unconsolidated affiliates        (9,147)            (33,849)
  Dividends from unconsolidated affiliates          870                 413
  Other, net                                        364              (2,378)
                                                _______             _______
   Net cash used by investing activities       (138,860)           (157,950)
                                                _______             _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                      224,593             667,681
  Repayment of debt                            (124,674)           (528,546)
  Financing costs                                    (8)             (1,667)
  Repurchase of treasury stock                  (18,363)                  -
  Exercise of options and warrants                2,427               2,444
  Net overdraft                                     488              (3,621)
                                                _______             _______
   Net cash provided by financing activities     84,463             136,291
                                                _______             _______
CHANGE IN CASH                                $       0            $      0
Cash - beginning of period                            0                   0
                                                _______             _______
Cash - end of period                          $       0            $      0
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at September 30, 1997 and March 31, 1997; the consolidated statements of earnings for the three and six months ended September 30, 1997 and 1996; and the consolidated statements of cash flows for the six months ended September 30, 1997 and 1996. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

      Certain reclassifications have been made to previously issued financial statements to conform to the current presentation. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment.

(2)   ACQUISITIONS
      ____________

      From April 1, 1997 to September 30, 1997, the Company acquired ten industrial gas distributors with aggregate annual sales of approximately $15 million, two industrial products distributors with annual sales of approximately $106 million, and three carbon dioxide distributors with annual sales of approximately $60 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $149 million and includes real estate acquired of approximately $6 million. Included in the aggregate purchase price is the reissuance of approximately 1.8 million treasury shares which were reissued in connection with the acquisition of Carbonic Industries Corporation ("CIC"). Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to September 30, 1997, the Company acquired six industrial gas distributors with annual sales of approximately $45 million, and one carbon dioxide distributor with annual sales of approximately $15 million.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   NON-RECURRING GAINS
      ___________________

      On December 23, 1996, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gas.
In connection with the fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (approximately $17 million after-tax) for product losses and costs associated with the Company's investigation into the fraud. The Distribution subsidiary which reported the special charge in fiscal 1997 is reported with the Manufacturing segment in fiscal 1998. On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all the defendants in this litigation. The terms of the settlement were approved by the bankruptcy court on September 5, 1997. As a result of the recovery, the Company recorded a non-recurring pre-tax gain during the second quarter of 14.5 million (approximately $9.4 million after- tax). The recovery of $14.5 million represents cash received of $18.2 million, a receivable of $1.5 million expected to be collected in the third quarter, offset by additional costs and expenses incurred year-to-date, estimated future out-of-pocket costs and other reserves which totalled $5.2 million. The Company continues to pursue additional recoveries in connection with the liquidation of a bankrupt business and through coverage under insurance policies. (See Note 10 for further discussion of legal proceedings with respect to the refrigerant fraud litigation).

      The Company also recorded a pre-tax gain, included in other income, in the second quarter of approximately $1.5 million (approximately $980 after-tax) related to the sale of a non-core business.

(4)   EARNINGS PER SHARE
      __________________

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

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)   INVENTORIES
      ___________

      Inventories consist of:

      (In thousands)
                                         September 30,            March 31,
                                            1997                    1997
                                          ___________             ________

      Finished goods                     $144,651                 $127,765
      Raw materials                         2,909                    2,979
                                          _______                  _______
                                          147,560                  130,744

      Less reduction to LIFO cost         ( 1,451)                  (1,372)
                                          _______                  _______
                                         $146,109                 $129,372
                                          =======                  =======

(6)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:

     (In thousands)
                                         September 30             March 31,
                                             1997                    1997
                                         _____________            _________

    Land and land improvements           $ 22,779                 $ 21,676
    Building and leasehold improvements    76,187                   66,659
    Cylinders                             376,585                  365,253
    Machinery and equipment, including
     bulk tanks                           288,961                  241,275
    Transportation equipment               43,269                   39,264
    Construction in progress               31,407                    1,956
                                          _______                  _______
                                         $839,188                 $736,083
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(7)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                         September 30,             March 31,
                                            1997                     1997
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 83,468                 $ 64,992
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $66.3 million at September 30, 1997
     and $59.8 million at March 31, 1997   53,961                   54,794
    Other assets                           10,594                   12,471
                                          _______                  _______
                                         $148,023                 $132,257
                                          =======                  =======

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:



     (In thousands)
                                         September 30,            March 31,
                                            1997                    1997
                                         _____________            _________

    Cash overdraft                       $ 15,234                 $ 14,746
    Accrued Interest                        7,172                    5,425
    Insurance payable and related
     reserves                               6,646                    5,224
    Customer cylinder deposits              8,874                    8,185
    Other accrued expenses and current
     liabilities                           53,104                   54,083
                                          _______                  _______
                                         $ 91,030                 $ 87,663
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(9)   STOCKHOLDERS' EQUITY
      ____________________

     Changes in stockholders' equity were as follows:

     (In thousands of shares)
                                       Shares of Common         Treasury
                                       Stock $.01 Par Value     Stock
                                       ____________________     _________

     Balance--April 1, 1997                68,762                  800
     Common stock issuance (a)                988
     Purchase of treasury stock                                  1,154
     Reissuance of treasury stock (b)                           (1,854)
                                           ______               ______
     Balance--September 30, 1997           69,750                  100
                                           ======               ======

     (In thousands of dollars)
                                    Capital in            Cumulative
                            Common  Excess of   Retained  Translation Treasury
                            Stock   Par Value   Earnings  Adjustment  Stock
                            ______  ___________ _________ ___________ ________

  Balance--April 1, 1997      $688   $155,543   $196,626     $(468)  $(15,732)
  Net earnings                  --         --     33,901        --         --
  Common stock issuance (a)     10     11,497         --        --         --
  Translation adjustments       --         --         --       (99)        --
  Purchase of treasury
   stock                        --         --         --        --    (17,049)
  Reissuance of treasury
   stock (b)                    --         --         --        --     31,109
                              ____    _______    _______      ____     ______
  Balance--September 30,1997  $698   $167,040   $230,527     $(567)  $ (1,672)
                              ====    =======    =======      ====     ======

  (a) Related to the issuance of common stock for stock option exercises, (525 thousand shares) acquisitions (259 thousand shares) and the Company's Employee Stock Purchase Plan (204 thousand shares).
  (b)  Reissued in connection with the acquisition of CIC.

(10)   COMMITMENTS AND CONTINGENCIES
      _____________________________

     On July 26, 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with National Welders by the Company in connection with the Company's formation of a joint venture with the majority shareholders of National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. On February 24, 1997, the court entered an order denying the Company's motion to dismiss for forum non conveniens. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

     On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. The Company has alleged that it became entitled, pursuant to such agreement, to acquire certain of CBI's assets having a value in excess of $800 million. The Company is seeking compensatory and punitive damages. On January 2, 1997, the court entered an order overruling Praxair's preliminary objections to the Company's complaint and ordering Praxair to file an answer to the complaint. Praxair has since filed an answer and asserted various defenses. Thereafter, Praxair filed a motion for judgement on the pleadings. On July 31, 1997, the court entered an order denying that motion.

     On December 23, 1996, the Company reported that it had been a victim of a fraudulent breach of contract by a supplier. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia under the Federal RICO and Georgia RICO statutes against Discount Auto Parts, Inc. ("Discount"), an employee of Discount, and certain other businesses and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. On July 28, 1997 the Company reported that it had negotiated a comprehensive settlement with all of the defendants in the litigation described above. The terms of the settlement were approved by the bankruptcy court on September 5, 1997. As a result of the recovery, the Company recorded a non-recurring pre-tax gain during the second quarter of $14.5 million (approximately $9.4 million after-tax). The Company continues to pursue additional recoveries in connection with the liquidation of a bankrupt business, and through coverage under insurance policies. (See Note 3 for further discussion of the non-recurring gain recorded for the partial recovery of refrigerant losses).

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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

      The Company's financial results for the second quarter ended September 30, 1997 reflect continued growth compared with the second quarter last year. Net sales increased 29% to $360.4 million from $278.7 million in the second quarter last year. After-tax cash flow (net earnings plus depreciation, depletion, amortization and deferred taxes), before non-recurring gains on the sale of a non-core business and a partial recovery of refrigerant losses, increased by 13% to a record $32.4 million, or $.46 per share, compared to $28.7 million, or $.42 per share for the same quarter last year. Including a $1.5 million ($980 thousand after-tax) gain on the sale of a non-core business, and a $14.5 million ($9.4 million after-tax) gain from the partial recovery of refrigerant losses, net earnings for the second quarter were $21.7 million, or $.31 per share. Net earnings (before non-recurring gains) were $11.3 million, or $.16 per share, compared to $11.3 million, or $.17 per share a year ago, principally the result of flat August 1997 sales in the Distribution segment. The Company believes that the UPS strike had a direct adverse effect on its distribution businesses resulting in reduced shipments to customers and increased distribution expenses, as well as indirect effects, including slowdowns in customers' businesses.

      Growth in the industrial gas distribution business was assisted by the acquisition of ten industrial gas distributors from April 1, 1997 to September 30, 1997, with annual sales of approximately $15 million. Subsequent to September 30, 1997, the Company completed the acquisition of six industrial gas distributors with annual sales of approximately $45 million. Internal growth and expansion of existing product lines resulted in same-store sales growth of 5.0% and same-store gross profit growth of 4.7% compared to the same period in the prior year.

      Since April 1, 1997, Airgas Direct Industrial ("ADI") has acquired two key industrial products distributors: (1) Kendeco Industrial Supply, an "engineered-systems integrator" for the cutting tools and abrasives market with annual sales of approximately $15 million, and (2) Lyons Safety, Inc., a national marketer of safety and personal protection systems with annual sales
of approximately $90 million.   These two acquisitions strengthen ADI's
position through the expansion of two key product lines ( safety products and metalworking tools) in the largest geographical market for industrial supplies, and through additional marketing and service capabilities to large customers. In addition, ADI realized same-store sales and same-store gross profit growth of approximately 15%, respectively, compared to the same period in the prior year.

      The Manufacturing segment's expansion into carbon dioxide continued, with the acquisition of four carbon dioxide distributors since April 1, 1997, with aggregate annual sales of approximately $74 million, including Carbonic Reserves.

      With these acquisitions, the Company's combined annual sales of carbon dioxide and dry ice products total in excess of $100 million. These acquisitions, combined with other businesses acquired in fiscal 1997 enhance the Company's ability to supply carbon dioxide and dry ice products through its distribution network.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The fraudulent breach of contract by a third-party supplier of
refrigerant gas was reported by the Company on December 23, 1996.   On
February 12, 1997, the Company disclosed it had filed a lawsuit in the United Stated District Court against Discount Auto Part, Inc. ("Discount"), an employee of Discount, and certain other businesses and individual defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. In connection with the fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (approximately $17 million after-tax) for product losses and costs associated with the Company's investigation into the fraud. On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in the litigation described above. The terms of the settlement were approved by the bankruptcy court on September 5, 1997. As a result of the recovery, the Company recorded a non-recurring gain in the second quarter of $14.5 million (approximately $9.4 million after-tax). The recovery of $14.5 million represents cash received of $18.2 million, a receivable of $1.5 million expected to be collected in the third quarter, offset by additional costs and expenses incurred year-to-date, estimated future out-of-pocket costs and other reserves which totalled $5.2 million.
The Company continues to pursue additional recoveries in connection with the liquidation of a bankrupt business, and through coverage under insurance policies.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996
_____________________________________

      Net sales increased 29% during the quarter ended September 30, 1997 compared to the same quarter in the prior year:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

    Distribution              $268,168          $244,701          $ 23,467
    Direct Industrial           61,216            20,437            40,779
    Manufacturing               30,972            13,574            17,398
                               _______           _______           _______
                              $360,356          $278,712          $ 81,644
                               =======           =======           =======

      For the quarter ended September 30, 1997, Distribution sales increased approximately $10 million resulting from the acquisition of 20 distributors since July 1, 1996 and approximately $13 million from same-store sales. Although August sales were flat, largely the result of the UPS strike, sales for the remainder of the quarter reflected solid growth. The increase in same-store Distribution sales of 5% were more heavily weighted towards lower margin hardgoods with internal growth primarily attributable to higher sales volumes. Within the Distribution segment, the Western region of the United States realized continued growth in hardgoods and gases with same-store sales growth of approximately 8%. The Upper Midwest and Northeast regions increased same-store sales approximately 2% and also improved sequentially. The Southern region reflected a more widespread slowdown in August 1997. In the Southern region, the prior period also included the benefit of non-recurring specialty and refrigerant gas sales. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI.

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

     ADI's sales include welding, metalworking, safety and other Maintenance, Repair and Operations ("MRO") hardgoods. The internal sales growth rate for ADI was approximately 15% during the second quarter of 1998. Despite the nationwide UPS strike, ADI still achieved strong growth by arranging alternate carriers, although at a higher distribution expense, enabling the Company to continue shipments to its customers. In addition, ADI has completed two acquisitions in fiscal 1998 to expand product lines, geographic coverage and enhance marketing and service capabilities. Sales to the Distribution segment totaled approximately $803 thousand.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Manufacturing segment's sales increased $17.4 million during the second quarter primarily as a result of recent acquisitions, which amounted to approximately $16.8 million. Strong sales of calcium carbide and nitrous oxide were offset slightly by lower shipments of certain carbon products to one customer. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment. Sales to the Distribution segment totaled approximately $2.8 million.

      The increase in Distribution gross profits of approximately $9.9 million over the same quarter in the prior year resulted from acquisitions which contributed approximately $4.0 million and from same-store gross profit growth of 4.7% or approximately $5.9 million. Same-store gross profit growth resulted primarily from sales volume growth. On a same-store basis, the Distribution gross margin was 49.7% which decreased slightly compared to the same period in the prior year as a result of a shift in sales mix more towards lower margin hardgoods. Hardgoods accounted for 52% of total sales compared to 50.4% in the same period last year. Acquired companies had a low proportion of gas sales at 15%. Additionally, the prior quarter included the benefit of non-recurring specialty and refrigerant gas sales. Finally, bulk tank rent related to small bulk installations, and an increased base of rental welding equipment and the return of third party rented cylinders continued to help improve same-store gross profits.

     For the quarter, ADI's gross margin of 26.5% compared favorably to the same quarter last year as a result of the September 1, 1996 acquisition of Rutland Tool & Supply Company ("Rutland"), which has a gross margin of approximately 40%. Same-store gross profit growth of approximately $2.1 million resulted from sales volume growth.

     For the quarter, the Manufacturing gross margin of 53.5% compared favorably to the same quarter last year as a result of acquisitions.

     Selling, distribution, and administrative expenses ("SG&A") increased $24.6 million compared to the same quarter last year primarily due to acquisitions. SG&A expenses as a percentage of sales decreased 40 basis points to 31.7% compared to the same period in the prior quarter primarily as a result of ADI acquisitions which have a lower expense-to-sales ratio than the Distribution and Manufacturing segments. The improvement in SG&A expenses relative to sales was somewhat offset by higher-than-expected medical insurance costs, increased distribution expense resulting from the UPS strike, costs associated with the start-up operations in Eastern Canada, and planned increases in corporate operating expenses. Subject to future acquisitions, the Company believes that as it continues to integrate acquisitions and complete start-up and expansion activities, SG&A expenses relative to net sales should improve. The Company anticipates additional operating costs resulting from the integration and standardization of information systems during fiscal years 1998, 1999 and 2000. As a result of the standardization of information systems, the Company believes Year 2000 issues will be mitigated.

     Depreciation, depletion and amortization increased $3.7 million compared to the same period in the prior quarter due to acquisitions and from increased capital expenditures.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Excluding a non-recurring gain of $14.5 million, operating income increased 14% in 1997 compared to 1996:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

     Distribution             $27,182           $26,133           $ 1,049
     Direct Industrial          1,343               638               705
     Manufacturing              4,475             2,237             2,238
                               ______            ______            ______
                              $33,000           $29,008           $ 3,992
                               ======            ======            ======

     The Distribution segment's operating margin decreased 60 basis points to 10.1% compared with the same period in the prior year. The decrease resulted primarily from the slowdown in the month of August combined with higher operating costs and expenses. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand gross margins, the Company continues to focus on improving its operating margin by implementing selective price increases, reducing costs by leveraging its national purchasing power and continuing to integrate acquisitions.

     The operating income margin for ADI decreased 90 basis points to 2.2% compared with the same quarter last year. The decrease resulted partially from higher distribution costs attributable to the UPS strike and higher operating costs. The Company believes that ADI's operating income margin will continue to be impacted by expansion costs related to information systems, and infrastructure and facility enhancements. ADI is establishing a new distribution center in Southern California which will consolidate four other ADI warehouses. The Company expects the distribution center to be fully operational in January 1998.

     The Manufacturing segment's operating income increased $2.2 million compared to the same quarter last year primarily as a result of acquisitions.

      During the second quarter ended September 30, 1997, the Company recorded a non-recurring pre-tax gain of approximately $14.5 million (approximately $9.4 million after-tax). See Note 3 and 10 to the Company's consolidated financial statements for further discussion of the non-recurring gain.

      Interest expense, net, increased $3.9 million compared to the same quarter last year primarily as a result of the increase in average outstanding debt associated with the acquisition of businesses acquired since July 1, 1996, the joint venture investment in National Welders, interest costs on debt associated with the refrigerant fraud and the repurchase of the Company's common stock.

     Income tax expense, excluding the non-recurring gains, represented 42.4% of pre-tax earnings in 1998 compared to 41.4% in 1997. The increase in the effective income tax rate was primarily a result of non-deductible goodwill from recent acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996
________________________________

      Net sales increased 25% during the six months ended September 30, 1997 compared to the prior year:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

    Distribution              $539,437          $487,755          $ 51,682
    Direct Industrial           98,061            36,889            61,172
    Manufacturing               54,270            28,166            26,104
                               _______           _______           _______
                              $691,768          $552,810          $138,958
                               =======           =======           =======

      For the six months ended September 30, 1997, Distribution sales increased approximately $28 million resulting from the acquisition of 29 distributors since April 1, 1996 and approximately $24 million from same-store sales. The increase in same-store Distribution sales of 4.7% was a result of growth in all three product groups: gases, hardgoods and rent. The internal growth was primarily attributable to higher sales volume. Although August 1997 sales were essentially flat, largely the result of the UPS strike, sales for the remainder of the six-month period reflected solid growth. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices.

     ADI's sales include welding, metalworking, safety and other MRO hardgoods. The internal sales growth rate for ADI was approximately 14.2% for the six months ended September 30, 1997. Despite the nationwide UPS strike in the second quarter, ADI still achieved strong growth by arranging alternate carriers, although at a higher distribution expense, enabling the Company to continue shipments to its customers. Sales to the Distribution segment totaled approximately $1.6 million.

     The Manufacturing segment's sales increased $26.1 million during the six months ended September 30, 1997, primarily as a result of acquisitions.
Strong sales of calcium carbide and nitrous oxide were offset slightly by lower shipments of certain carbon products to one customer. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment. Sales to the Distribution segment totaled approximately $6.7 million.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The increase in Distribution gross profits of approximately $24.5 million compared to the prior period resulted from acquisitions which contributed approximately $11.6 million and from same-store gross profit growth of 5.1% or approximately $12.9 million. Same-store gross profit growth resulted primarily from sales volume growth of $12.0 million. On a same-store basis, the Distribution gross margin was 49.5% which decreased slightly compared to the same period in the prior year, primarily as a result of a shift in sales mix more towards lower margin hardgoods. Hardgoods accounted for 51.8% of total sales compared to 51.1% in the prior period. This decrease was offset by favorable gas pricing and gas programs such as small bulk and specialty gases, along with higher sales volumes and margins on hardgoods combined with higher hardgoods rebates. Finally, bulk tank rent related to small bulk installations, and an increased base of rental welding equipment and the return of third party rented cylinders continued to help improve same-store gross profits.

     For the six months ended September 30, 1997, ADI's gross margin of 27.6% compared favorably to the prior year as a result of the September 1, 1996 acquisition of Rutland, which has a historical gross margin of approximately 40%. Same-store gross profit of approximately $3.3 million resulted primarily from sales volume growth.

     For the six months ended September 30, 1997, the Manufacturing gross margin of 52.7% compared favorably to the prior period as a result of acquisitions.

     Selling, distribution, and administrative expenses ("SG&A") increased $43.8 million compared to the same period last year primarily due to acquisitions. SG&A expenses as a percentage of sales decreased slightly to 31.7% compared to the same period in the prior year, primarily as a result of ADI acquisitions which have a lower expense-to-sales ratio than the Distribution and Manufacturing segments. The improvement in SG&A expenses relative to sales was somewhat offset by higher operating costs associated with the start-up of new Distribution branches in Eastern Canada, planned expenses related to the expansion of ADI, costs associated with integration and consolidation of certain Distribution acquisitions, legal expenses related to successfully defending a lawsuit, higher-than-expected medical insurance costs, increased distribution expense resulting from the UPS strike, and planned increases in corporate operating expenses. Subject to future acquisitions, the Company believes that as it continues to integrate acquisitions and complete start-up and expansion activities, SG&A expenses relative to net sales should improve. The Company anticipates additional operating costs resulting from the integration and standardization of information systems during fiscal years 1998, 1999 and 2000. As a result of the standardization of information systems, the Company believes Year 2000 issues will be mitigated.

     Depreciation, depletion and amortization increased $7.3 million compared to the same period in the prior year due to acquisitions and from increased capital expenditures.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Excluding a non-recurring gain of $14.5 million, operating income increased 18.1% in 1997 compared to 1996:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________


     Distribution             $55,876           $50,888           $ 4,988
     Direct Industrial          2,448             1,014             1,434
     Manufacturing              8,176             4,427             3,749
                               ______            ______            ______
                              $66,500           $56,329           $10,171
                               ======            ======            ======

     The Distribution segment's operating margin was essentially flat at 10.6% compared with last year. The increase during the first quarter from higher same-store gross profits was offset by the slowdown in August combined with higher operating expenses. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand margins, the Company continues to focus on improving its operating margin by implementing selective price increases, reducing costs by leveraging its national purchasing power and continuing to integrate acquisitions.

     For the six months ended September 30, 1997, the operating income margin for ADI decreased 20 basis points to 2.5% compared with last year. The decrease resulted partially from higher distribution costs attributable to the UPS strike and higher operating costs. The Company believes that ADI's operating income margin will continue to be impacted by expansion costs related to information systems, and infrastructure and facility enhancements. ADI is establishing a new distribution center in Southern California which will consolidate four other ADI warehouses. The Company expects the distribution center to be operational in January 1998.

     The Manufacturing segment's operating income increased $3.7 million compared to last year primarily as a result of acquisitions.

      Interest expense, net, increased $7.7 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since April 1, 1996 the joint venture investment in National Welders, interest costs and debt associated with the refrigerant fraud, and the repurchase of the Company's common stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense, excluding non-recurring gains, represented 42.7% of pre-tax earnings in the six months ended September 30, 1997 compared to 41.5% in the prior year. The increase in the effective income tax rate was primarily a result of non-deductible goodwill from recent acquisitions.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

      The Company has financed its operations, capital expenditures, stock repurchases, and acquisitions with borrowings, the issuance of common stock and funds provided by operating activities.

      Cash flows from operating activities totaled $54.4 million ($39.9 million excluding the non-recurring gain from partial recovery of refrigerant losses) for the six months ended September 30, 1997. Depreciation, depletion and amortization represent $36.6 million of cash flows from operating activities. Deferred income taxes of $11.4 million resulted from temporary differences. Cash flows from working capital components decreased $30 million as a result of a decrease in accounts payable due to the timing of invoice payments, an increase in accounts receivable associated with higher same-store sales, and an increase in inventory levels to meet increased sales volumes. Days-sales outstanding are comparable to the March 31, 1997 levels and distribution hardgoods days' supply of inventory has improved approximately 15% since March 31, 1997.

      Cash used by investing activities totaled $138.9 million which was primarily comprised of $65.4 million for capital expenditures, and $79.9 million related to acquisitions and investments in unconsolidated affiliates.

      The Company's use of cash for capital expenditures was attributable to the construction of two air separation plants, the continued assimilation of acquisitions which require expenditures for combining cylinder fill plants, improving truck fleets, purchasing cylinders in order to return cylinders rented from third parties and the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. The Company has entered into long-term supply contracts with two customers which require the construction of two air separation plants which are scheduled to begin production late in calendar 1997. Through September 30, 1997, the Company incurred capital expenditures of approximately $29.8 million related to the construction of air separation plant construction and expects additional capital expenditures of approximately $7 to $10 million to complete plant construction. For the six months ended September 30, 1997, approximately $24.8 million of capital expenditures were for the purchase of cylinders, bulk tanks and machinery and equipment. The Company estimates that its maintenance capital expenditures are approximately 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

      Financing activities provided cash of $84.5 million with total debt outstanding increasing by $115 million from March 31, 1997. Funds from financing activities were used primarily for acquisitions, capital expenditures and the repurchase of Airgas common stock.

      The Company's primary source of borrowing is a $500 million unsecured revolving credit facility with various commercial banks which matures on September 30, 2001. At September 30, 1997, the Company had approximately $396 million in borrowings under the facility and approximately $72 million committed under letters of credit, resulting in unused availability under the facility of approximately $32 million.

Item 2.                          AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      On June 30, 1997, the Company entered into an additional $125 million unsecured revolving credit facility with a commercial bank which matures on November 1, 1998. The terms and conditions of this facility are also similar to the Company's existing $500 million facility. At September 30, 1997, the Company had no borrowings outstanding under the facility. The Company intends to terminate its $125 million facility in conjunction with an anticipated increase in the Company's $500 million revolving credit facility in December 1997, which will have terms and conditions similar to its existing $500 million facility.

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

      The Company has a Canadian credit facility totalling C$50 million (US$36 million) with various commercial banks which matures on November 14, 1998. At September 30, 1997, the Company had approximately C$44 million (US$32 million) in borrowings outstanding under the facility, resulting in unused availability under the facility of approximately C$6 million (US$4 million). On July 8, 1997, the Company entered into an additional C$15 million (US$11 million) unsecured revolving credit facility with a commercial bank which matures on January 8, 1999. At September 30, 1997, the Company had approximately C$13 million (US$9 million) in borrowings outstanding under the facility resulting in unused availability under the facility of approximately C$2 million
(US$2 million). The Company intends to terminate its C$50 million and C$15 million facilities in conjunction with an anticipated increase in the Company's $500 million revolving credit facility in December 1997.

      The Company also has unsecured line of credit agreements with various commercial banks. At September 30, 1997, these agreements totaled $50 million, under which the Company had no borrowings outstanding.

      At September 30, 1997, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.07%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 23 interest rate swap agreements during the period from June 1992 through September 30, 1997. The swap agreements are with major financial institutions and aggregate $403 million in notional principal amount at September 30, 1997. Approximately $253 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.63% for remaining periods ranging between 1 and 8 years. Six swap agreements require floating rates ($149.5 million notional amount at 5.72% at September 30, 1997). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At September 30, 1997, approximately $16.5 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. Subsequent to September 30, 1997, the Company acquired six industrial gas distributors with annual sales of $45 million and one carbon dioxide distributor with annual sales of approximately $15 million. As the Company integrates and standardizes information systems during fiscal 1998, 1999 and 2000, the Company expects to enter into obligations and purchase certain capital equipment aggregating an estimated $15 to $20 million. As a result of standardizing information systems, the Company believes Year 2000 issues will be mitigated.

      In October 1997, the Airgas Board of Directors approved the repurchase of up to an additional 2,000,000 shares of common stock from time-to-time to offset share issuances for stock options, the Employee Stock Purchase Plan, and acquisitions. Together with previously granted authority, this increases the total repurchase program to a potential 2,646,000 shares. Through September 30, 1997, the Company repurchased 1,154,000 shares under previous repurchase programs. Approximately 1.8 million shares were reissued in connection with the acquisition of Carbonic Industries Corporation.

      The Company does not currently pay dividends.

OTHER
_____

New Accounting Pronouncements

      In the first quarter of fiscal 1998, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfer and servicing of financial assets and extinguishments of liabilities for fiscal years beginning after December 15, 1996 and is to be applied prospectively. The adoption of this statement had no material impact on earnings, financial condition or liquidity of the Company.

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

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing and growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the Company's ability to recover additional assets in connection with the fraudulent breach of contract related to refrigerant R-12 purchases; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

     On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleges breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide
     Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. The Company has alleged that it became entitled, pursuant to such agreement, to acquire certain of CBI's assets having a value in excess of $800 million. The Company is seeking compensatory and punitive damages. On January 2, 1997, the court entered an order overruling Praxair's preliminary objections to the Company's complaint and ordering Praxair to file an answer to the complaint. Praxair has since filed an answer and asserted various defenses. Thereafter, Praxair filed a motion for judgement on the pleadings. On July 31, 1997, the Court entered an order denying that motion.

     The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. On February 12, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of Georgia under the Federal RICO and Georgia RICO statutes against Discount Auto Parts, Inc. ("Discount"), an employee of Discount and certain other business and individual defendants, alleging that Discount and the other defendants engaged in racketeering activity involving the fraudulent sale of smuggled and counterfeit R-12 refrigerant gas. The Company's complaint alleged that the racketeering activity of the defendants caused damages to the Company in an amount not less than $20 million. In connection with fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (approximately $17 million after-tax) for product losses and costs associated with the Company's investigation into the fraud. On July 28, l997 the Company reported that it had negotiated a comprehensive settlement with all of the defendants in the litigation described above. The terms of the settlement were approved by the bankruptcy court on September 5, 1997.
     As a result of the recovery, the Company recorded a non-recurring pre-tax gain during the second quarter of $14.5 million (approximately $9.4 million after-tax). The Company continues to pursue additional recoveries in connection with the liquidation of a bankrupt business, and through coverage under insurance policies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 4, 1997, the Registrant held its Annual Meeting of Stockholders. The stockholders voted to elect three members to the Board of Directors, voted upon a proposal to approve the 1997 Stock Option Plan, voted upon a proposal to approve the 1997 Directors' Stock Option Plan and voted on a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

     Elected to the Board of Directors were Robert E. Naylor, Jr. (58,297,598 shares voted for election and 1,283,679 shares withheld), Robert L. Yohe (58,288,879 shares voted for election and 1,292,398 shares withheld) and Rajiv L. Gupta (58,308,509 shares voted for election and 1,272,768 shares were withheld). In addition to the board members elected at the Annual Meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, Frank B. Foster III, Peter McCausland, John A.H. Shober, Merril L. Stott and Argeris N. Karabelas.

     Also at the Annual Meeting, 43,289,198 shares voted to approve the 1997 Stock Option Plan, with 8,706,146 shares voted withheld/against and 172,287 shares abstaining. Second, 45,168,953 shares voted to approve the 1997 Directors' Stock Option Plan, with 6,787,459 shares voted withheld/against and 211,219 shares abstaining. Finally, 58,827,492 shares voted to ratify the selection of KPMG Peat Marwick LLP as independent auditors, with 60,190 voted withheld/against and 693,595 shares abstaining.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      10.1. 1997 Stock Option Plan

      10.2. 1997 Directors' Stock Option Plan

      11.   Calculation of earnings per share.

      27.   Financial Data schedule

b.    Reports on Form 8-K
      ___________________

      On July 28, 1997, the Company filed a Form 8-K pursuant to Item 5, announcing the Company had reached a comprehensive settlement with all defendants in the refrigerant gas litigation.

      On August 11, 1997, the Company filed a Form 8-K pursuant to Item 5, announcing its financial performance for the first quarter ended June 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 12, 1997                       /s/ Thomas C. Deas, Jr.
_________________                       _______________________
Date                                    Thomas C. Deas, Jr.
                                        Vice President &
                                        Chief Financial Officer