Form 10-Q
period 1997-12-31
AIRGAS INC
filed 1998-02-13
CIK 804212

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:             December 31, 1997
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


                                           Yes   X      No
                                               ______     ______


Common Stock outstanding at January 30, 1998: 70,394,728 shares

                                  AIRGAS, INC.

                                   FORM 10-Q

                               December 31, 1997


                                     INDEX


PART I - FINANCIAL INFORMATION
______________________________

Consolidated Balance Sheets as of December 31, 1997
     and March 31, 1997....................................................3

Consolidated Statements of Earnings
     for the Three Months Ended December 31, 1997 and 1996.................5

Consolidated Statements of Earnings
     for the Nine Months Ended December 31, 1997 and 1996..................6

Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 1997 and 1996..................7

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


                                                  December 31,   March 31,
                                                    1997           1997
                                                  (Unaudited)
                                                  _____________   ________

ASSETS
____________________________________________
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $5,780 at December 31,
  1997 and $4,443 at March 31, 1997                  $172,077       $151,053

Inventories                                           158,689        129,372

Prepaid expenses and other current assets              36,641         31,574
                                                    _________      _________
               Total current assets                   367,407        311,999
                                                    _________      _________

Plant and Equipment, at cost                          901,032        736,083

   Less accumulated depreciation and amortization    (217,117)      (183,922)
                                                    _________      _________
               Plant and equipment, net               683,915        552,161

Other Non-current Assets, net                         166,437        132,257

Goodwill, net of accumulated amortization of
  $37,320 at December 31, 1997 and $29,503
  at March 31, 1997                                   379,429        294,614
                                                    _________      _________
               Total assets                        $1,597,188     $1,291,031
                                                    =========      =========




See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share amounts)

                                                 December 31,      March 31,
                                                    1997             1997
                                                 (Unaudited)
                                                  ___________       ________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current Liabilities
Current portion of long-term debt                 $   18,433       $   25,158
Accounts payable, trade                               69,403           74,329
Accrued expenses and other current liabilities       107,090           87,663
                                                   _________        _________
         Total current liabilities                   194,926          187,150
                                                   _________        _________

Long-Term Debt                                       808,808          629,931

Deferred Income Taxes                                134,267          104,266

Other Non-current Liabilities                         36,888           29,565

Minority Interest in Subsidiaries                      4,299            3,462

Stockholders' Equity
   Common stock $.01 par value, 200,000 shares
   authorized, 71,238 and 68,762
   shares issued at December 31, 1997 and
   March 31, 1997, respectively                          713              688

   Capital in excess of par value                    189,228          155,543
   Retained earnings                                 242,353          196,626
   Cumulative translation adjustment                    (752)            (468)
   Treasury stock, 931 and 800 common shares at
   cost at December 31, 1997 and March 31, 1997      (13,542)         (15,732)
                                                   _________        _________
       Total stockholders' equity                    418,000          336,657
                                                   _________        _________
       Total liabilities and stockholders' equity $1,597,188       $1,291,031
                                                   =========        =========





See accompanying notes to consolidated financial statements.











       5                         AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                   Three Months Ended      Three Months Ended
                                   December 31, 1997       December 31, 1996
                                   __________________       __________________
Net sales:
   Distribution                         $272,958                   $251,582
   Direct Industrial                      61,372                     29,556
   Manufacturing                          33,480                     16,065
                                         _______                    _______
         Total net sales                 367,810                    297,203
                                         _______                    _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                      136,309                    126,363
       Direct Industrial                  43,795                     20,481
       Manufacturing                      15,847                      9,449
   Selling, distribution and
    administrative expenses              118,939                     94,991
   Depreciation, depletion and
    amortization                          20,218                     16,540
                                         _______                    _______
         Total costs and expenses        335,108                    267,824
                                         _______                    _______
Operating income:
   Distribution                           26,902                     25,668
   Direct Industrial                       2,463                        990
   Manufacturing                           3,337                      2,721
                                         _______                    _______
                                          32,702                     29,379
Interest expense, net                    (13,456)                   (10,385)
Other income, net                            442                        213
Equity in earnings (loss) of
 unconsolidated affiliates                   943                       (106)
Minority interest                           (219)                      (177)
                                         _______                    _______
   Earnings before income taxes           20,412                     18,924

Income tax expense                         8,586                      7,964
                                         _______                    _______
Net earnings                            $ 11,826                   $ 10,960
                                         =======                    =======
Net earnings per common and common
 equivalent share
    Basic                               $    .17                   $    .16
                                         =======                    =======
    Diluted                             $    .17                   $    .16
                                         =======                    =======

Common and common equivalent shares
 outstanding
    Basic                                 69,580                     67,350
                                         =======                    =======
    Diluted                               71,500                     70,200
                                         =======                    =======

See accompanying notes to consolidated financial statements.


       6                         AIRGAS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(In thousands, except per share amounts)
                                       Nine Months Ended    Nine Months Ended
                                       December 31, 1997    December 31, 1996
                                       __________________   __________________
Net sales:
   Distribution                           $  812,395           $  741,309
   Direct Industrial                         159,433               66,445
   Manufacturing                              87,750               42,259
                                           _________              _______
         Total net sales                   1,059,578              850,013
                                           _________              _______
Costs and expenses:
   Cost of products sold
    (excluding depreciation,
     depletion and amortization)
       Distribution                          408,783              372,811
       Direct Industrial                     114,766               49,450
       Manufacturing                          41,537               25,521
   Selling, distribution and
    administrative expenses                  338,481              270,722
   Depreciation, depletion and amortization   56,809               45,801
   Recovery of refrigerant losses            (14,500)                   -
                                           _________              _______
         Total costs and expenses            945,876              764,305
                                           _________              _______
Operating income:
   Distribution                               82,778               76,396
   Direct Industrial                           4,911                2,172
   Manufacturing                              11,513                7,140
   Recovery of refrigerant losses             14,500                    -
                                             _______              _______
                                             113,702               85,708
Interest expense, net                        (39,234)             (28,419)
Other income, net                              2,488                  564
Equity in earnings of unconsolidated
 affiliates                                    1,262                    8
Minority interest                               (837)                (558)
                                             _______              _______
   Earnings before income taxes               77,381               57,303

Income taxes                                  31,654               23,883
                                             _______              _______
Net earnings                              $   45,727            $  33,420
                                             =======              =======
Net earnings per common and common
 equivalent share
    Basic                                   $    .67            $     .51
                                             =======              =======
    Diluted                                 $    .65            $     .49
                                             =======              =======

Common and common equivalent shares
 outstanding
    Basic                                     68,240               65,400
                                             =======              =======
    Diluted                                   70,500               68,200
                                             =======              =======

See accompanying notes to consolidated financial statements.

       7                        AIRGAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(In thousands)                          Nine Months Ended   Nine Months Ended
                                        December 31, 1997   December 31, 1996
                                        __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                  $ 45,727            $ 33,420
 Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation, depletion and amortization      56,809              45,801
   Deferred income taxes                         13,778               7,165
   Equity in earnings of unconsolidated
    affiliates                                   (2,372)               (988)
   (Gain) loss on sale of plant and equipment      (398)                214
   Gain on divestiture of non-core business      (1,452)                  -
   Minority interest in earnings                    837                 558
   Stock issued for employee benefit plan
    expense                                       4,483               3,720
  Changes in assets and liabilities,
   excluding effects of business
   acquisitions and divestiture:
    Trade receivables, net                        3,287                (854)
    Inventories                                 (12,693)            (15,877)
    Prepaid expenses and other
     current assets                              (2,098)            (29,567)
    Accounts payable, trade                     (21,218)             (5,805)
    Accrued expenses and other current
     liabilities                                  4,583              10,872
    Other assets and liabilities, net            (1,248)            (10,196)
                                                _______             _______
    Net cash provided by operating activities    88,025              38,463
                                                _______             _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                          (93,579)            (48,080)
  Proceeds from sale of plant and
   equipment                                      2,056               1,585
  Proceeds from divestiture of a business         4,000                   -
  Business acquisitions, net of cash acquired  (101,210)           (162,268)
  Business acquisitions-hold back settlements    (4,130)             (6,828)
  Investment in unconsolidated affiliates       (16,086)            (34,196)
  Dividends from unconsolidated affiliates        1,984               1,055
  Other, net                                      2,732              (2,085)
                                                _______             _______
   Net cash used by investing activities       (204,233)           (250,817)
                                                _______             _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                      309,949             801,048
  Repayment of debt                            (172,011)           (588,333)
  Financing costs                                  (362)             (1,793)
  Repurchase of treasury stock                  (31,905)               (316)
  Exercise of options and warrants                3,217               2,846
  Net overdraft                                   7,320              (1,098)
                                                _______             _______
   Net cash provided by financing activities    116,208             212,354
                                                _______             _______
CHANGE IN CASH                                $       0            $      0
Cash - beginning of period                            0                   0
                                                _______             _______
Cash - end of period                          $       0            $      0
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

      The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at December 31, 1997 and March 31, 1997; the consolidated statements of earnings for the three and nine months ended December 31, 1997 and 1996; and the consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

      Certain reclassifications have been made to previously issued financial statements to conform to the current presentation. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment.

(2)   ACQUISITIONS
      ____________

      From April 1, 1997 to December 31, 1997, the Company acquired seventeen industrial gas distributors with aggregate annual sales of approximately $60 million, including two large regional distributors, Industrial Gas Products ("IGP") and JWS Technologies, Inc. The Company has also acquired two industrial products distributors with combined annual sales of approximately $106 million and four carbon dioxide distributors with combined annual sales of approximately $74 million. The aggregate purchase price, which includes amounts related to non-competition and confidentiality agreements, amounted to approximately $249 million and includes real estate acquired of approximately $14 million. Included in the aggregate purchase price is the issuance of approximately 1.8 million treasury shares which were reissued in connection with the acquisition of Carbonic Industries Corporation ("CIC"). In addition, the Company issued approximately 1.2 million shares in connection with the acquisition of IGP. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

      Subsequent to December 31, 1997, the Company acquired four industrial gas distributors with annual sales of approximately $17 million, and one carbon dioxide distributor with annual sales of approximately $5 million.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(3)   NON-RECURRING GAINS
      ___________________

      On December 23, 1996, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gas. In connection with the fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (approximately $17 million after-tax) for product losses and costs associated with the Company's investigation into the fraud. The Distribution subsidiary which reported the special charge in fiscal 1997 is reported with the Manufacturing segment in fiscal 1998. On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all the defendants in litigation brought by the Company to recover such losses. As a result of the recovery, the Company recorded a non-recurring pre-tax gain during the second quarter of $14.5 million (approximately $9.4 million after- tax). Aggregate recoveries to date of $20.1 million represent cash received, offset by additional costs and expenses incurred year-to-date, estimated future out-of-pocket costs and other reserves which total $5.6 million. The Company continues to pursue additional recoveries including proceeds from insurance policies.

      The Company also recorded a pre-tax gain, included in other income, in the second quarter of approximately $1.5 million (approximately $980 after-tax) related to the sale of a non-core business.

(4)   EARNINGS PER SHARE
      __________________

      Basic earnings per share amounts were determined using the weighted average number of shares outstanding. Diluted earnings per share amounts were determined using the treasury stock method.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and requires the disclosure of Basic and Diluted EPS, effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

      Effective with its third quarter ended December 31, 1997, the Company implemented SFAS No. 128. For the Company, Diluted EPS is the same as previously reported EPS amounts. All prior periods have been restated to conform to the new rules. The difference between the Basic and Diluted common equivalent shares outstanding is a result of common share equivalents related to stock options.

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(5)   INVENTORIES
      ___________

      Inventories consist of:

      (In thousands)
                                         December 31,            March 31,
                                            1997                    1997
                                          ___________             ________

      Finished goods                     $157,991                 $127,765
      Raw materials                         2,194                    2,979
                                          _______                  _______
                                          160,185                  130,744

      Less reduction to LIFO cost         ( 1,496)                  (1,372)
                                          _______                  _______
                                         $158,689                 $129,372
                                          =======                  =======

(6)  PLANT AND EQUIPMENT
     ___________________

     The major classes of plant and equipment are as follows:

     (In thousands)
                                         December 31,             March 31,
                                             1997                    1997
                                         _____________            _________

    Land and land improvements           $ 25,775                 $ 21,676
    Building and leasehold improvements    85,480                   66,659
    Cylinders                             397,788                  365,253
    Machinery and equipment, including
     bulk tanks                           310,536                  241,275
    Transportation equipment               46,882                   39,264
    Construction in progress               34,571                    1,956
                                          _______                  _______
                                         $901,032                 $736,083
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

(7)  OTHER NON-CURRENT ASSETS
     _______________________

     Other non-current assets include:


     (In thousands)
                                         December 31,             March 31,
                                            1997                     1997
                                         _____________            _________

    Investment in unconsolidated
     affiliates                          $ 91,422                 $ 64,992
    Noncompete agreements and other
     intangible assets, at cost, net
     of accumulated amortization of
     $69.8 million at December 31, 1997
     and $59.8 million at March 31, 1997   64,744                   54,794
    Other assets                           10,271                   12,471
                                          _______                  _______
                                         $166,437                 $132,257
                                          =======                  =======

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    ______________________________________________

    Accrued expenses and other current liabilities include:



     (In thousands)
                                         December 31,            March 31,
                                            1997                    1997
                                         _____________            _________

    Cash overdraft                       $ 22,066                 $ 14,746
    Accrued interest                       11,778                    5,425
    Insurance payable and related
     reserves                               7,293                    5,224
    Customer cylinder deposits              8,706                    8,185
    Other accrued expenses and current
     liabilities                           57,247                   54,083
                                          _______                  _______
                                         $107,090                 $ 87,663
                                          =======                  =======

                                 AIRGAS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


(9)   STOCKHOLDERS' EQUITY
      ____________________

     Changes in stockholders' equity were as follows:

     (In thousands of shares)
                                       Shares of Common         Treasury
                                       Stock $.01 Par Value     Stock
                                       ____________________     _________

     Balance--April 1, 1997                68,762                  800
     Common stock issuance (a)              2,476
     Purchase of treasury stock                --                2,085
     Reissuance of treasury stock (b)          --               (1,954)
                                           ______               ______
     Balance--December 31, 1997            71,238                  931
                                           ======               ======

     (In thousands of dollars)
                                    Capital in            Cumulative
                            Common  Excess of   Retained  Translation Treasury
                            Stock   Par Value   Earnings  Adjustment  Stock
                            ______  ___________ _________ ___________ ________

  Balance--April 1, 1997      $688   $155,543   $196,626     $(468)  $(15,732)
  Net earnings                  --         --     45,727        --         --
  Common stock issuance (a)     25     13,081         --        --         --
  Translation adjustments       --         --         --      (284)        --
  Purchase of treasury
   stock                        --         --         --        --    (30,592)
  Reissuance of treasury
   stock (b)                    --     18,209         --        --     32,782

  Tax benefit from stock
   option exercises             --      2,395         --        --         --
                              ____    _______    _______      ____     ______
  Balance--December 31,1997   $713   $189,228   $242,353     $(752)  $(13,542)
                              ====    =======    =======      ====     ======

  (a) Related to the issuance of common stock for stock option exercises, (704 thousand shares) acquisitions (1,440 thousand shares) and the Company's Employee Stock Purchase Plan (332 thousand shares).
  (b)  Reissued in connection with the acquisitions of CIC and IGP.

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

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
________________
OVERVIEW
________

      The Company's financial results for the third quarter ended December 31, 1997 reflect continued growth compared with the third quarter last year. Net sales increased 24% to $367.8 million from $297.2 million in the third quarter last year. After-tax cash flow (net earnings plus depreciation, depletion, amortization and deferred taxes) increased by 15% to a record $34.4 million, compared to $29.7 million for the same quarter last year. Net earnings were $11.8 million, or $.17 per share, compared to $11.0 million, or $.16 per share a year ago.

      Growth in the industrial gas distribution business continued with the acquisition of seventeen industrial gas distributors from April 1, 1997 to December 31, 1997, with annual sales of approximately $60 million, including two large regional distributors, Industrial Gas Products and JWS Technologies, Inc. Internal growth and expansion of existing product lines resulted in same-store sales growth of 3% and same-store gross profit growth of 3.6% compared to the same period in the prior year.

      Since April 1, 1997, Airgas Direct Industrial ("ADI") has acquired two strategic industrial products distributors: (1) Kendeco Industrial Supply, an "engineered-systems integrator" for the cutting tools and abrasives market with annual sales of approximately $16 million, and (2) Lyons Safety, Inc., a national marketer of safety and personal protection systems with annual sales
of approximately $90 million.   These two acquisitions strengthen ADI's
position through the expansion of product lines (safety products and metalworking tools) in the largest geographical market for industrial supplies, and through additional marketing and service capabilities to larger customers. In addition, ADI realized same-store sales growth of 16%, and same-store gross profit growth of approximately 19%, compared to the same period in the prior year.

      The Manufacturing segment's expansion into carbon dioxide continued, with the acquisition of four carbon dioxide distributors since April 1, 1997, with aggregate annual sales of approximately $74 million. With these acquisitions, the Company's combined annual sales of carbon dioxide and dry ice products total in excess of $100 million. These acquisitions, combined with other businesses acquired in fiscal 1997, enhance the Company's ability to supply carbon dioxide and dry ice products through its distribution network.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. In connection with the fraud, the Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (approximately $17 million after-tax) for product losses and costs associated with the Company's investigation into the fraud. On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in the litigation described above. As a result of the recovery, the Company recorded a non-recurring gain in the second quarter of $14.5 million (approximately $9.4 million after-tax). The Company continues to pursue additional recoveries including proceeds from insurance policies.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996
_____________________________________

      Net sales increased 24% during the quarter ended December 31, 1997 compared to the same quarter in the prior year:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

    Distribution              $272,958          $251,582          $ 21,376
    Direct Industrial           61,372            29,556            31,816
    Manufacturing               33,480            16,065            17,415
                               _______           _______           _______
                              $367,810          $297,203          $ 70,607
                               =======           =======           =======

      For the quarter ended December 31, 1997, Distribution sales increased approximately $13 million from the acquisition of 30 distributors since October 1, 1996 and approximately $8 million from same-store sales. The increase in same-store Distribution sales of 3% was more heavily weighted towards lower margin hardgoods with internal growth primarily attributable to higher sales volumes. The prior period included the benefit of approximately $3 million in non-recurring large sales of refrigerants and sulfur hexafluoride. Excluding these sales, the Company realized same-store sales growth of approximately 4.3%. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI product lines.

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

     ADI's sales include welding, metalworking, safety and other Maintenance, Repair and Operations ("MRO") hardgoods. The internal sales growth rate for ADI was approximately 16% during the third quarter of fiscal 1998. In addition, ADI has completed two acquisitions in fiscal 1998 to expand product lines, geographic coverage and enhance marketing and service capabilities. Sales to the Distribution segment totaled approximately $700 thousand for the quarter ended December 31, 1997 compared to approximately $244 thousand in the same quarter in the prior year, and are eliminated in consolidation.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Manufacturing segment's sales increased $17.4 million during the third quarter primarily as a result of recent acquisitions. Strong sales of calcium carbide and nitrous oxide were offset slightly by lower shipments of certain carbon products. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment. Sales to the Distribution segment totaled approximately $3 million for the quarter ended December 31, 1997 compared to approximately $2.3 million in the same quarter in the prior year, and are eliminated in consolidation.

      The increase in Distribution gross profits of approximately $11.4 million over the same quarter in the prior year resulted from acquisitions which contributed approximately $6.6 million and from same-store gross profit growth of 3.6% or approximately $4.8 million. Same-store gross profit growth resulted primarily from sales volume growth. On a same-store basis, the Distribution gross margin increased 30 basis points compared to the same period in the prior year primarily as a result of higher gas margins. Hardgoods and rent margins also improved slightly compared to the prior period. Hardgoods accounted for 51.1% of total sales compared to 49.9% in the same period last year. Finally, bulk tank rent related to small bulk installations, and an increased base of rental welding equipment and the return of third-party rented cylinders continued to help same-store gross profit growth.

     For the quarter, ADI's gross margin of 28.6% was down 210 basis points compared to the same quarter last year as a result of fiscal 1998 acquisitions. Same-store gross profit growth of approximately $2.7 million resulted primarily from sales volume growth.

     For the quarter, the Manufacturing gross margin of 52.7% compared favorably to the same quarter last year as a result of acquisitions completed since October 1, 1997.

     Selling, distribution, and administrative expenses ("SG&A") increased $23.9 million compared to the same quarter last year primarily due to acquisitions. SG&A expenses as a percentage of sales increased 30 basis points to 32.3% compared to the same period in the prior quarter. As a percentage of sales, increases in operating expenses were offset by ADI acquisitions which have a lower expense-to-sales ratio than the Distribution and Manufacturing segments. The Company anticipates additional operating costs resulting from the consolidation of operating companies and from the integration and standardization of information systems during fiscal years 1998, 1999 and 2000.

     Depreciation, depletion and amortization increased $3.7 million compared to the same period in the prior quarter due to acquisitions and from increased capital expenditures.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating income increased 11% during the quarter ended December 31, 1997 compared to the same quarter in the prior year:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

     Distribution             $ 26,902          $25,668           $ 1,234
     Direct Industrial           2,463              990             1,473
     Manufacturing               3,337            2,721               616
                                ______           ______            ______
                              $ 32,702          $29,379           $ 3,323
                               ======            ======            ======

     The Distribution segment's operating margin decreased 30 basis points to 9.9% compared with the same period in the prior year. The decrease resulted primarily from slightly higher operating costs and expenses, recent new hub acquisitions which have lower operating margins and lower same-store gross profit growth. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand gross margins, the Company continues to focus on improving its operating margin by implementing selective price increases, reducing costs by leveraging its national purchasing power and continuing to integrate acquisitions.

     The operating income margin for ADI increased 70 basis points to 4% compared with the same quarter last year. The increase resulted partially from higher same-store gross profits. The Company believes that ADI's operating income margin will continue to be impacted by expansion costs related to information systems, infrastructure and facility enhancements. ADI is establishing new distribution centers in Southern California and near Atlanta, Georgia, which will consolidate other ADI warehouses. Non-recurring moving costs associated with the new distribution centers will impact ADI's performance during the fourth quarter by approximately one-half penny per share. The Company expects the distribution center in California to be operational by March 31, 1998 and the distribution center in Georgia to be operational by the summer of 1998.

     The Manufacturing segment's operating income increased $616 thousand compared to the same quarter last year primarily as a result of acquisitions. Operating margin decreased to 10% compared to 17% in the same period in the prior year as a result of recent acquisitions which have a lower operating income margin.

      Interest expense, net, increased $3.1 million compared to the same quarter last year primarily as a result of the increase in average outstanding debt associated with the acquisition of businesses acquired since October 1, 1996, interest costs on debt associated with the refrigerant fraud and the repurchase of the Company's common stock.

     Income tax expense represented 42.1% of pre-tax earnings in 1998 and 1997.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996
________________________________

      Net sales increased 25% during the nine months ended December 31, 1997 compared to the prior year:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

    Distribution            $  812,395         $ 741,309          $  71,086
    Direct Industrial          159,433            66,445             92,988
    Manufacturing               87,750            42,259             45,491
                             _________          ________           ________
                            $1,059,578         $ 850,013          $ 209,565
                             =========          ========           ========

      For the nine months ended December 31, 1997, Distribution sales increased approximately $39 million resulting from the acquisition of 37 distributors since April 1, 1996 and approximately $32 million from same-store sales growth. The increase in same-store Distribution sales of approximately 4% was a result of sales volume growth in all three product groups: gases, hardgoods and rent. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI product lines. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices.

     ADI's sales include welding, metalworking, safety and other MRO hardgoods. The internal sales growth rate for ADI was approximately 15% for the nine months ended December 31, 1997. Sales to the Distribution segment totaled approximately $1.6 million for the nine months ended December 31, 1997 compared to approximately $322 thousand in the prior year, and are eliminated in consolidation.

     The Manufacturing segment's sales increased approximately $45 million during the nine months ended December 31, 1997, primarily as a result of acquisitions. Strong sales of calcium carbide and nitrous oxide were offset slightly by lower sales of certain carbon products. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment. Sales to the Distribution segment totaled approximately $6.7 million for the nine months ended December 31, 1997 compared to approximately $5.2 million in the prior year, and are eliminated in consolidation.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The increase in Distribution gross profits of approximately $35 million compared to the prior period resulted from acquisitions which contributed approximately $17 million and from same-store gross profit growth of 4.6% or approximately $18 million. Same-store gross profit growth resulted primarily from sales volume growth with same-store margins increasing slightly. On a same-store basis, the Distribution gross margin increased 20 basis points compared to the same period in the prior year, primarily as a result of higher gas margins. Hardgoods margins also improved slightly compared to the prior period. Hardgoods accounted for 51.6% of total sales compared to 50.7% in the prior period. The improvement in gas margins is attributable to non-recurring lower margin refrigerant and sulfur hexafluoride sales in the prior period and from selective price increases.

     For the nine months ended December 31, 1997, ADI's gross margin of 28% compared favorably to the prior year as a result of the September 1, 1996 acquisition of Rutland, which has a historical gross margin of approximately 40%. Same-store gross profit growth of approximately $6 million resulted primarily from sales volume growth.

     For the nine months ended December 31, 1997, the Manufacturing gross margin of 52.7% compared favorably to the prior period as a result of acquisitions.

     Selling, distribution, and administrative expenses ("SG&A") increased $67.8 million compared to the same period last year primarily due to acquisitions. SG&A expenses as a percentage of sales of 31.9% were essentially flat compared to the same period in the prior year. Subject to future acquisitions, the Company believes that as it continues to integrate acquisitions and complete start-up and expansion activities, SG&A expenses relative to net sales should improve. The Company anticipates additional operating costs resulting from the consolidation of operating companies and from the integration and standardization of information systems during fiscal years 1998, 1999 and 2000.

     Depreciation, depletion and amortization increased $11 million compared to the same period in the prior year due to acquisitions and from increased capital expenditures.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Excluding a non-recurring gain of $14.5 million, operating income increased 15.7% in 1997 compared to 1996:

(in thousands)
                                1997              1996            Increase
                                ____              ____            __________

     Distribution             $82,778           $76,396           $ 6,382
     Direct Industrial          4,911             2,172             2,739
     Manufacturing             11,513             7,140             4,373
                               ______            ______            ______
                              $99,202           $85,708           $13,494
                               ======            ======            ======

     The Distribution segment's operating margin was essentially flat at 10.2% compared with last year. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand margins, the Company continues to focus on improving its operating margin by implementing selective price increases, reducing costs by leveraging its national purchasing power and continuing to integrate acquisitions.

     For the nine months ended December 31, 1997, the operating income margin for ADI decreased 20 basis points to 3.1% compared with last year. The Company believes that ADI's operating income margin will continue to be impacted by expansion costs related to information systems, infrastructure and facility enhancements. ADI is establishing new distribution centers in Southern California and near Atlanta, Georgia which will consolidate other ADI warehouses. Non-recurring moving costs associated with the new distribution centers will impact ADI's performance during the fourth quarter by approximately one-half penny per share. The Company expects the distribution center in California to be operational by March 31, 1998 and the distribution center in Georgia to be operational by the summer of 1998.

     The Manufacturing segment's operating income increased $4.4 million compared to last year primarily as a result of acquisitions. Operating margin decreased to 13% compared to 17% in the prior year as a result of recent acquisitions which have a lower operating income margin.

      During the second quarter ended of fiscal 1998, the Company recorded a non-recurring pre-tax gain of approximately $14.5 million (approximately $9.4 million after-tax). See Note 3 to the Company's consolidated financial statements for further discussion of the non-recurring gain.

      Interest expense, net, increased $10.8 million compared to the prior year primarily as a result of the increase in average outstanding debt associated with the acquisition of distribution businesses acquired since April 1, 1996, the joint venture investment in National Welders, interest costs and debt associated with the refrigerant fraud, and the repurchase of the Company's common stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Income tax expense, excluding non-recurring gains, represented 42.5% of pre-tax earnings in the nine months ended December 31, 1997 compared to 41.7% in the prior year. The increase in the effective income tax rate was primarily a result of non-deductible goodwill from recent acquisitions.

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

      Cash flows from operating activities totaled $88 million ($73.5 million excluding the non-recurring gain from partial recovery of refrigerant losses) for the nine months ended December 31, 1997. Depreciation, depletion and amortization represent $56.8 million of cash flows from operating activities. Deferred income taxes of $13.8 million resulted from temporary differences. Cash flows from working capital components decreased $28.1 million as a result of a decrease in accounts payable due to the timing of invoice payments, an increase in inventory levels to meet increased sales volumes, offset by an increase in accounts receivable associated with higher same-store sales. Days sales outstanding improved slightly compared to the March 31, 1997 levels and distribution hardgoods days' supply of inventory has improved approximately 8% since March 31, 1997.

      Cash used by investing activities totaled $204.2 million which was primarily comprised of $93.6 million for capital expenditures, and $121.4 million related to acquisitions and investments in unconsolidated affiliates.

      The Company's use of cash for capital expenditures was attributable to the construction of two air separation plants, the continued assimilation of acquisitions which require expenditures for combining cylinder fill plants, the improvement of truck fleets, the purchase of cylinders in order to return cylinders rented from third parties and the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. Through December 31, 1997, the Company incurred capital expenditures of approximately $30.1 million related to air separation plant construction and expects additional capital expenditures of approximately $5 million to complete the construction of the plants. Both plants became operational in January 1998. For the nine months ended December 31, 1997, approximately $29 million of capital expenditures were for the purchase of cylinders, bulk tanks and machinery and equipment. The Company estimates that its Distribution maintenance capital expenditures are approximately 1 to 2% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

      Financing activities provided cash of $116.2 million with total debt outstanding increasing by $172 million from March 31, 1997. Funds from financing activities were used primarily for acquisitions, capital expenditures and the repurchase of Airgas common stock.

      Effective December 5, 1997, the Company entered into an amended credit facility which replaced and combined four previous bank credit facilities. This amended facility consists of a US$725 million and a C$100 million unsecured revolving credit facility with various commercial banks which matures on December 5, 2002. At December 31, 1997, the Company had approximately US$438 million in borrowings and approximately C$56 million (US$39 million) borrowings under the facility and approximately US$99 million committed under letters of credit, resulting in aggregate unused availability under the facility of approximately US$221 million. There were no other significant changes in the terms, conditions or covenants of the amended facility compared to the previous credit facilities.

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

      At December 31, 1997, the effective interest rate related to outstanding borrowings under all credit lines was approximately 6.38%. The Company's loan agreements contain covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 25 interest rate swap agreements during the period from June 1992 through December 31, 1997. The swap agreements are with major financial institutions and aggregate $403 million in notional principal amount at December 31, 1997. Approximately $253 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.63% for remaining periods ranging between 1 and 8 years. Six swap agreements require floating rates ($149.5 million notional amount at 5.72% at December 31, 1997). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At December 31, 1997, approximately $15.2 million of such payments were included in other liabilities. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

      The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and commitments related to foreign investments primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates and other available sources. Subsequent to December 31, 1997, the Company acquired four industrial gas distributors with annual sales of approximately $17 million, and one carbon dioxide distributor with annual sales of approximately $5 million.

      As the Company integrates and standardizes certain information systems during fiscal 1998, 1999 and 2000, the Company expects to enter into obligations and purchase certain capital equipment aggregating an estimated $18 to $24 million.

      In October 1997, the Airgas Board of Directors approved the repurchase of up to an additional 2,000,000 shares of common stock from time-to-time to offset share issuances for stock options, the Employee Stock Purchase Plan, and acquisitions. Together with previously granted authority, this increases the total repurchase program to a potential 4.6 million shares. Through the nine months ended December 31, 1997, the Company has repurchased 2,885,200 shares under previous repurchase programs. Approximately 3 million shares were reissued in connection with the acquisition of Carbonic Industries Corporation and Industrial Gas Products.

Item 2.
                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The Company has initiated a project to integrate and standardize its financial general ledger information systems prior to the Year 2000. As a result of this information system standardization, the Company expects these systems to be Year 2000 compliant. The Company is also conducting a comprehensive review of its other information and operations systems to identify the systems that may not function properly in the Year 2000 and thereafter, and is developing an implementation plan to take appropriate corrective action if necessary. The Company has not yet assessed its Year 2000 compliance expense. The Company currently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's information and operations systems so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective with its third quarter ended December 31, 1997, the Company implemented SFAS No. 128. For the Company, Diluted earnings per share is the same as previously reported earnings per share amounts. All prior periods have been restated to conform to the new rules.

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

Forward-looking Statements

      This report contains forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, there are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify, complete and integrate strategic acquisitions to enter new markets and expand existing business; the ability to develop new products and product-line extensions; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements and foreign investments; expenses associated with the Company's new ADI Division; the effects of competition from independent distributors and vertically integrated gas producers on products and pricing and growth and acceptance of new product lines through the Company's sales and marketing programs; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the Company's ability to pursue claims and recoveries in connection with the fraudulent breach of contract related to refrigerant R-12 purchases; the expenses associated with Year 2000 compliance; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

     The fraudulent breach of contract by a third-party supplier of refrigerant gas was reported by the Company on December 23, 1996. The Company continues to pursue additional recoveries including proceeds from insurance policies.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits
      ________

      4.1.  Ninth Amended and Restated Credit Agreement dated as of
            December 5, 1997 among Airgas, Inc., Airgas Canada Inc., Red-D-Arc Limited and Airgas Ontario Inc., Nationsbank, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce, as Canadian Agent.

      11.   Calculation of earnings per share.

      27.   Financial Data schedule

b.    Reports on Form 8-K
      ___________________

      On October 9, 1997, the Company filed a Form 8-K pursuant to Item 5, commenting on its earnings estimates for the second quarter ended September 30, 1997.

      On October 24, 1997, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the second quarter ended September 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 12, 1998                       /s/ Thomas C. Deas, Jr.
_________________                       _______________________
Date                                    Thomas C. Deas, Jr.
                                        Vice President &
                                        Chief Financial Officer