Form 10-K/A
period 1997-03-31
AIRGAS INC
filed 1998-03-31
CIK 804212

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

259 North Radnor-Chester Road, Suite 100
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

      The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Securities Exchange Act of 1934, Exhibit 23.3, Consent of Independent Auditors, and Exhibit 99.2 containing information, financial statements and exhibits required by Form 11-K with respect to the Registrant's Employee Stock Purchase Plan.

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


**(11)   Statement re: computation of earnings per share
**(21)   Subsidiaries of the Company
**(23.1) Consent of KPMG Peat Marwick LLP (Form 10-K)
**(23.2) Consent of KPMG Peat Marwick LLP (Form 11-K - 401(K) Plan)
  (23.3) Consent of KPMG Peat Marwick LLP (Form 11-K - Employee Stock
         Purchase Plan)
**(23.4) Consent of Arthur Andersen LLP
**(23.5) Report of Independent Public Accountants - Arthur Andersen LLP
**(27)   Financial data schedule
**(99.1) Form 11-K for the Registrant's 401(K) Plan
  (99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan

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

                                   Airgas, Inc.



Date:  March 31, 1998             By: /s/ Thomas C. Deas, Jr.
                                      _________________________
                                      Vice President - Finance &
                                      Chief Financial Officer

                                Exhibit Index


Exhibit

23.3             Consent of KPMG Peat Marwick LLP.

99.2 Annual Report on Form 11-K with respect to the Airgas, Inc. 1994 Employee Stock Purchase Plan