Form 10-K/A
period 1997-03-31
AIRGAS INC
filed 1998-05-28
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                Form 10-K/A3

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

     The Distribution business is conducted through approximately 600 locations in 41 states, Canada and Mexico. Principal products distributed include: industrial, medical and specialty gases and a wide selection of name-brand welding equipment, accessories and industrial protective equipment ("hardgoods"), including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. In connection with the distribution of gases, Airgas rents industrial gas cylinders and bulk storage tanks to its customers. In 1997, sales related to gases and rent represent 50% of total distribution sales and sales related to hardgoods business accounted for 50% of total distribution sales. Additionally, acetylene gas is manufactured and sold as part of the Company's Distribution business. Distribution sales on behalf of third parties are immaterial to the Company's financial condition (see Note 22 of the Company's consolidated financial statement under Item 8 for disclosure related to segment sales). Since its formation, the Company's strategy has been to expand through the acquisition of independent distributors. The Company believes that it is the largest distributor of industrial, medical and specialty gases and related equipment in North America.

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

     Manufacturing operations include the production of carbon products, calcium carbide, nitrous oxide and carbon dioxide. In connection with its carbon dioxide business, Airgas has implemented a strategy to expand the distribution of carbon dioxide. During 1997, the Company acquired Shell Land & Energy Company's (Shell) interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline. The Company acquired its interest from Shell by taking assignment of various leases to which Shell was a party, which permit it to extract carbon dioxide from the Jackson Dome area, subject to the payment of various fees and royalties. The carbon dioxide goes into the Company's pipeline for delivery to various customers. In June 1997, the Company closed the acquisition of Carbonic Industries Corporation ("CIC"), the fourth largest producer of carbon dioxide in the United States.

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

     The Company acquired 47% of the voting capital stock of National Welders Supply Company ("National Welders"), a large independent distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina and simultaneously entered into a joint venture agreement. The parties structured the transaction as a joint venture because the majority shareholders of National Welders were unwilling to sell voting control of National Welders. The purpose of the joint venture is to carry on the business of National Welders, enhanced by its association with the Company and its financial, purchasing and national marketing strengths, and to pursue acquisition opportunities in the area currently served by National Welders.
In carrying on the business of National Welders, the Company makes available various services to National Welders, including participation in national accounts and marketing programs, access to, and participation in, purchasing programs, assistance in negotiation of insurance relationships and consultation related to income tax matters. In exchange for these services, the Company is paid a service fee equal to .667% of National Welders' sales. Although the Company does not have voting control of the joint venture, the long-standing relationship between National Welders and the Company, including National Welders' position as a substantial stockholder of the Company, was an important factor in the Company's decision to enter into the transaction. Inasmuch as National Welders is a joint venture, it represents a departure from Airgas' usual method of expansion which is acquisitions. A former director of the Company is the president and chief executive officer of National Welders.

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

     Specialty gases, which are used in numerous industries, including the electronic, healthcare, biotechnology and high technology industries, and in laboratory applications, include rare gases, high-purity gases, and blended multi-component gas mixtures. In fiscal 1997, the Company formed a new wholly-owned subsidiary, Airgas Specialty Gases ("ASG"), to unify the operation and manufacture of specialty gases in order to increase efficiency and quality controls and facilitate marketing efforts nationwide. ASG operates nationally within Airgas in connection with the operation of the Company's network of 24 specialty gas laboratories in the U.S., selling specialty gas through the Company's subsidiaries. ASG operates four "A" laboratories, which produce complicated gas mixtures, and oversees the Company's twenty (20) "B" laboratories, which produce simple, pure gases and certain common mixtures.
The four "A" laboratories and the twenty (20) "B" laboratories are owned by subsidiaries of the Company. ASG also assists the subsidiaries in growing their specialty gas business and improving the responsiveness and quality of the subsidiaries' specialty gas operations. The principal drivers for market growth include: (1) environmental regulations, such as the Clean Air Act, water testing and pollution remediation and testing and monitoring; (2) quality control services using in-line chromatography and spectrography to analyze samples; and (3) the growth of environmental, research and clinical laboratories. The specialty gas business operating results are included in the distribution segment.

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

     The Company's same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, has historically followed the real gross domestic product annual growth rate as published by the Commerce Department. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company. Also, management believes that the gas portion of its distribution business is somewhat resistant to economic downturns due to the following factors: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for maintenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn, such as the medical field, are major purchasers of gases; and 4) gas purchases often represent a small portion of a typical user's overall cost of operation and, therefore, do not typically represent a large cost-cutting item. Management further believes that sales of certain lower margin nonconsumable hard-goods equipment, such as welding machines, are more adversely impacted during a downturn in the economy and are typically the fastest to rebound during an economic recovery.

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

DIRECT INDUSTRIAL BUSINESS

     During fiscal 1997, the Company acquired IPCO and Rutland. IPCO and Rutland provided an industrial distribution infrastructure, additional product lines and management talent to form the basis for ADI. IPCO is a distributor of safety, industrial and environmental supplies, and utilizes a system of regional warehouses and telemarketing centers to market its products. Rutland is a distributor of industrial tools, MRO supplies and welding and safety equipment, and markets its products through direct mail, catalogs and monthly fliers. ADI's principal thrust is to sell directly to customers, through outbound telemarketing and catalogs, and to build on Airgas' existing base of approximately 650,000 Airgas customers and strong customer relationships. To serve its customers, ADI has distribution centers located in key industrial distribution markets,including Georgia, Pennsylvania, Texas, Wisconsin, New York, Colorado, Illinois and California. ADI targets the same metal fabrication market that accounts for a large part of Airgas' current Distribution gas and hardgoods equipment sales. The safety and metalworking tools market represents approximately $55 billion in annual revenues.

     The Company's acquisition strategy with respect to ADI is to acquire additional industrial distribution companies which comprise this highly fragmented industry. Such acquisitions may provide for enhanced warehouse logistics, information systems, new product lines, geographic expansion and unique marketing concepts.

Suppliers

     The Company purchases safety, industrial and environmental supplies from name- brand manufacturers and suppliers. For certain products, the Company has negotiated national purchasing contracts. The Company believes that if a contractual arrangement with any manufacturer or supplier were terminated, it would be able to locate alternative sources of supply without significant cost increases and with no disruption of service.


MANUFACTURING AND RELATED BUSINESS

Nitrous Oxide

     The Company produces nitrous oxide which is used in various medical and commercial applications. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronic industries. The Company's nitrous oxide manufacturing facilities are located in Yazoo City, Mississippi and Donora, Pennsylvania. Sales of nitrous oxide were not material to total Distribution sales (see Note 22 of the Company's consolidated financial statements under Item 8 for disclosure related to segment sales).

Carbon Products

     The Company manufactures carbon electrode paste, carbon ramming paste and electrically calcined anthracite ("ECA") at its manufacturing facility located in Keokuk, Iowa. The Company is the nation's primary manufacturer of carbon electrode paste which is used as a consumable electrode in the production of special alloy steel, nickel and other metals in the metals industry. ECA is used as an ingredient in carbon mixes used in the aluminum industry and as an additive in the production of certain metals.

Calcium Carbide

     The Company is a partner with Elkem Metals Company ("Elkem") in a joint venture (Elkem-American Carbide Company) which primarily sells calcium carbide which is used in the production of acetylene gas. The Company and Elkem receive certain fees, based on net sales, for acting as agents for the joint venture. Additionally, as general manager of the joint venture, Elkem receives a management fee based on net sales. The Company operates a manufacturing facility in Pryor, Oklahoma which sells calcium carbide to the joint venture. Calcium carbide is used by the industrial gas distribution market.

Carbon Dioxide

     The Company is implementing a strategy to expand its carbon dioxide business. In December 1996, the Company acquired Shell's interest in unitized leases producing carbon dioxide, including Shell's 183 mile pipeline stretching from the Northeast Jackson Dome area of Mississippi to White Castle, Louisiana (the "Jackson Dome" properties). The pipeline services three major liquid carbon dioxide producers (including CIC) and a major methanol producer, each pursuant to a long-term supply contract, as well as a group of enhanced oil recovery fields. Carbon dioxide is used in refrigeration, food processing, beverage carbonation, chemical processing, crude oil recovery, metal fabrication and agricultural fumigation industries.

     As part of its carbon dioxide strategy, the Company also made related acquisitions of liquid carbon dioxide distributors and carbon dioxide beverage companies during 1997. In June 1997, the Company closed the acquisition of CIC, merged into a newly-formed subsidiary of the Company in exchange for a combination of the Company's common stock and cash.

Suppliers

     The Company purchases the raw materials utilized in its nitrous oxide, carbon products and calcium carbide division of its manufacturing segment pursuant to contracts from name-brand manufacturers and suppliers. The Company's carbon dioxide requirements are obtained from the Jackson Dome carbon dioxide reserves and purchased from all three of the major producers of carbon dioxide in the United States. The Company believes that if a contractual arrangement with any supplier were terminated, it would not have a material adverse effect on the operation of the Company's manufacturing business.

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

     In December 1996, the Board of Directors authorized the repurchase of up to 1,600,000 shares of Airgas Common Stock, and on April 16, 1997, the
Board of Directors authorized the repurchase of up to 1,000,000 additional shares. The Company purchased 800,000 shares of Airgas common stock during the year ended March 31, 1997. Subsequent to March 31, 1997, the Company repurchased 1,154,000 shares, leaving a total of 646,000 shares available under the repurchase programs. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open-market transactions, from time-to-time, depending on market conditions. The Company has primarily financed its repurchase program with borrowings and funds provided by operating activities. The cash used for the Company's repurchase program during 1997 totalled $15.7 million.

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and

       27                        AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

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

**4.1 Eighth Amended and Restated Loan Agreement dated September 27, 1996 between Airgas, Inc. and certain banks and Nationsbank of North Carolina, N.A. ($500,000,000 credit facility).

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

4.6 Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit A thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed on April 28, 1997.)

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

**(11)   Statement re: computation of earnings per share.
**(21)   Subsidiaries of the Company.
**(23.1) Consent of KPMG Peat Marwick LLP (Form 10-K)
**(23.2) Consent of KPMG Peat Marwick LLP (Form 11-K - 401 (K) Plan)
**(23.3) Consent of KPMG Peat Marwick LLP (Form 11-K - Employee Stock Purchase
         Plan)
**(23.4) Consent of Arthur Andersen LLP
**(23.5) Report of Independent Public Accountants - Arthur Andersen LLP
**(27)   Financial data schedule
**(99.1) Form 11-K for the Registrant's 401(K) Plan
**(99.2) Form 11-K for the Registrant's Employee Stock Purchase Plan

_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

** Previously filed

                                 Signatures
                                 __________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Airgas, Inc.

                                         By: /s/ SCOTT M. MELMAN
                                             _______________________________
                                             Vice President - Administration
Date: _____________

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


May 8, 1997

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                     March 31,
                                                             ________________
(In thousands, except per share amounts)                     1997       1996
________________________________________                     ____       ____
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $4,443 in 1997 and $3,396 in 1996 . . . . .$  151,053   $120,811
Inventories (Note 5) . . . . . . . . . . . . . . . . . .   129,372     86,162
Prepaid expenses and other current assets. . . . . . . .    31,574     11,601
                                                           _______    _______
     Total current assets. . . . . . . . . . . . . . . .   311,999    218,574
                                                           _______    _______
Plant and Equipment, at cost (Note 6). . . . . . . . . .   736,083    586,328
Less accumulated depreciation. . . . . . . . . . . . . .  (183,922)  (147,451)
                                                           _______    _______
  Plant and equipment, net . . . . . . . . . . . . . . .   552,161    438,877
                                                           _______    _______
Other Non-current Assets (Note 7) . . . . . . . . . . .    132,257     60,948
Goodwill, net of accumulated amortization
 of $29,503 in 1997 and $19,552 in 1996. . . . . . . . .   294,614    165,243

                                                           _______    _______
                                                        $1,291,031   $883,642
                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt (Note 9) . . . . . . .$   25,158   $ 12,179
Accounts payable, trade. . . . . . . . . . . . . . . . .    74,329     52,528
Accrued expenses and other current liabilities (Note 8).    87,663     72,279
                                                           _______    _______
     Total current liabilities . . . . . . . . . . . . .   187,150    136,986
                                                           _______    _______
Long-Term Debt (Note 9). . . . . . . . . . . . . . . . .   629,931    385,832
Deferred Income Taxes (Note 15). . . . . . . . . . . . .   104,266     88,400
Other Non-current Liabilities (Note 9) . . . . . . . . .    29,565     34,490
Minority Interest in Subsidiaries (Note 21). . . . . . .     3,462      1,725
Commitments and Contingencies (Note 19)

Stockholders' Equity (Note 10)
Preferred stock, no par value, 200,000 shares authorized,
 no shares issued or outstanding in 1997 and 1996                -          -
Common Stock, par value $.01 per share, 200,000 shares
 authorized, 68,762 and 66,314 shares issued in
 1997 and 1996, respectively . . . . . . . . . . . . . .       688        663
Capital in Excess of Par Value . . . . . . . . . . . . .   155,543     91,512
Retained Earnings. . . . . . . . . . . . . . . . . . . .   196,626    173,360
Cumulative Translation Adjustments . . . . . . . . . . .      (468)      (410)
Treasury Stock, 800 and 2,355 common shares at cost
 in 1997 and 1996, respectively. . . . . . . . . . . . .   (15,732)   (28,916)
                                                           _______    _______
     Total stockholders' equity. . . . . . . . . . . . .   336,657    236,209
                                                           _______    _______
                                                        $1,291,031   $883,642
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

     Approximately 94% of the Company's goodwill is assigned a useful life of 40 years. In assessing the recoverability of goodwill the Company evaluates the performance of the underlying business which gives rise to such goodwill. The assets acquired in connection with acquisitions relate to long life assets primarily cylinders, which management believes have a useful life in excess of 40 years. The long life assets acquired continue to contribute a significant portion of the Company's recurring net sales, operating income and cash flow.

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

(k)  Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $1,000,000 per occurrence for workers' compensation, general and products liability, and a self-insured retention limit of $500,000 per occurrence for business automobile liability, with certain maximum aggregate policy limits per claim year. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience.
The Company does not deem its self-insured retention exposure to be material.

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

     Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the
                                     F-10

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

     In connection with three acquisitions, the Company is required to issue shares of Airgas common stock if the Airgas common stock price at certain dates
       45            AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) ACQUISITIONS - (Continued)

during fiscal 1999 is less than a previously established price. Shares of the Company become issuable if the Airgas common stock price falls below a range of $12.96 to $14.13 per share. At March 31, 1997, based on the Airgas common stock price, no shares were contingently issuable. Subsequently issued common stock will reduce additional paid in capital and increase common stock for the par value of the additional number of shares of common stock.

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

    The Company has decided to divest its ownership of a breathing air services subsidiary and to restructure its welding machine rental operations. The Company recorded a pre-tax, non-cash charge of approximately $5 million (approximately $3.2 million after tax) related to the write-down of certain machinery and equipment, goodwill and other intangible assets of two non-core, distribution product-line businesses. The write-down was based on an evaluation of the estimated fair value of the assets associated with these two non-core businesses which indicated that these assets were impaired. Fair
                                  F-12

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) SPECIAL CHARGES - (Continued)

value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. The sale of the breathing air subsidiary is expected to be completed in the first quarter of fiscal 1998.

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
                                                     =======        =======

Depreciation, depletion and amortization of plant and equipment charged to operations amounted to $39.1 million, $32.0 million and $26.3 million in 1997, 1996 and 1995, respectively.
                                     F-13

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

      The Company has a C$50 million Canadian credit facility (US$37 million) with various commercial banks which matures on November 14, 1998. At March 31, 1997, the Company had approximately C$41 million (US$30 million) in borrowings outstanding under the facility with an effective interest rates of 4.8%, resulting in unused availability under the facility of approximately C$9 million (US$7 million).

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

(c) Treasury Stock

     In December 1996, the Board of Directors authorized the repurchase of up to 1,600,000 shares of Airgas common stock, and on April 16, 1997, the Board of Directors authorized the repurchase of up to 1,000,000 additional shares. The Company purchased 800,000 shares of Airgas common stock through March 31, 1997 Subsequent to March 31, 1997 and through May 30, 1997, the Company repurchased 1,154,000 shares, leaving a total of 646,000 shares available under the repurchase program. The Company has reissued 1,102,865 shares of Treasury stock in 1997 in connection with its acquisition program. When treasury shares are reissued, the Company uses an average cost method and the excess of the repurchase cost over the reissuance price is treated as a charge to additional-paid-in-capital. The Company's treasury shares will be used to fund acquisitions and employee benefit programs and will be acquired in open market transactions, from time-to-time, depending on market conditions.

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

Options for 4,077,069 and 3,497,340 shares were exercisable at March 31, 1997 and 1996, respectively.

       54                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Options for 286,000 and 352,000 shares were exercisable at March 31, 1997 and 1996, respectively.

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

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At March 31, 1997, the Company's investment in all other unconsolidated affiliates totaled approximately $15 million and consists of a 55% interest in Elkem-American Carbide Company (U.S.), a 25.5% interest in Bhoruka Gases, Ltd. (India) and a 25.5% interest in Superior Air Products, Ltd. (India). The Company accounted for these investments by the equity method of accounting.
The Company's share of earnings from all unconsolidated affiliates was $2.3 million, $1.4 million and $840 thousand for the years ended March 31, 1997, 1996 and 1995, respectively. Equity in earnings from Elkem American Carbide Company of $1.4 million, $1.2 million and $840 thousand in 1997, 1996, and 1995 are included in Manufacturing net sales. As of March 31, 1997, the investment in unconsolidated affiliates includes goodwill of approximately $30 million which is being amortized into income over 40 years.

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

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1997         1996      1995
______________                                   ______       ____      ____
Interest . . . . . . . . . . . . . . . . . . . $ 38,993    $25,107     $19,011
Income taxes (net of refunds). . . . . . . . .   13,254     10,325      11,411
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

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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