Form 10-K
period 1998-03-31
AIRGAS INC
filed 1998-06-22
CIK 804212

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ______________________
                                  Form 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1998
                                      or
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                          Commission File No. 1-9344

                                 AIRGAS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                     56-0732648
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania                                   19087-5283
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

     The aggregate market value of the 62,147,322 shares of voting stock held by non-affiliates of the registrant on June 15, 1998 was approximately $878 million. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of Common Stock outstanding as of June 15, 1998 was 71,207,867.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 3, 1998 is partially incorporated by reference into Part III.
Those portions of the Proxy Statement included in response to Item 402(k) and
Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

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


                                  PART II

5.  Market for the Company's Common Stock and Related Stockholder Matters . 14

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . 15

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . . . 31

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . 31

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . 31


                                  PART III

10. Directors and Executive Officers of the Company . . . . . . . . . . . . 31

11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . 32

12. Security Ownership of Certain Beneficial Owners and Management. . . . . 32

13. Certain Relationships and Related Transactions. . . . . . . . . . . . . 32


                                   PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K . . . . 32

       3                            PART I
ITEM 1. BUSINESS.

GENERAL
     Airgas, Inc. ("Airgas" or the "Company") classifies its operations into three business segments: Distribution, Airgas Direct Industrial ("ADI") and Manufacturing. Sales for Airgas were $1.45 billion in fiscal 1998, and $1.16 billion and $838 million in fiscal 1997, and 1996, respectively. Distribution sales represented 76% of total sales and 85% of Airgas' operating income (excluding special charges) in fiscal 1998. Financial information by business segment can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Financial Statements and Supplementary Data", and Note 21 to the Company's consolidated financial statements for the three years ended March 31, 1998 under Item 8.

     During the fourth quarter of fiscal 1998, the Company announced its restructuring plan, called "Repositioning Airgas for Growth" (the Repositioning
Plan). The Repositioning Plan involves the consolidation of the Distribution segment by combining 34 hubs into 16 larger regional companies; consolidating certain of ADI's warehouse facilities into five regional distribution facilities; restructuring the carbon dioxide business in the Manufacturing segment; standardizing and integrating information systems utilizing two legacy systems; and building a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels, and to strengthen national sales and marketing. The Repositioning Plan is the cornerstone to the Company's vision of becoming a multi-channel, multi-billion dollar, world-class distribution company with increased potential for internal growth, offering customers a broader line of products and services, and continued growth by acquisition.

     The Distribution business is conducted in over 700 locations in 44 states, Canada and Mexico. Principal products distributed include: industrial, medical and specialty gases and a wide selection of name-brand welding equipment, accessories and industrial protective equipment ("hardgoods"). In connection with the distribution of gases, Airgas rents industrial gas cylinders and bulk storage tanks to its customers. The Company believes that it is the largest distributor of industrial, medical and specialty gases and related equipment in the U.S.

     ADI sells an expansive line of metalworking, safety and other Maintenance, Repair and Operations ("MRO") products. The Company believes ADI helps enable it to compete as a low cost supplier and will help increase sales by offering customers additional distribution channels.

     Manufacturing operations include the production of atmospheric gases at two air separation plants, the production of carbon dioxide, dry ice, specialty gases, carbon products, calcium carbide and nitrous oxide. Included in the carbon dioxide business are the Northeast Jackson Dome carbon dioxide reserves
and related 183-mile pipeline,   Airgas Carbonic Industries (formerly Carbonic
Industries Corporation), and related carbon dioxide and dry ice distributors and producers.

THE DISTRIBUTION BUSINESS

Industry Background

     The industrial gas distribution market is broad and includes customers from most major industries. Airgas sells nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen and welding gases and a variety of medical and specialty gases to a diverse customer base. Gases are distributed and stored in industrial gas cylinders and bulk storage tanks. Hardgoods sold through its distribution network include: protective and safety equipment, such as hard hats, welding helmets, goggles, face shields and glasses; welding machines and welding consumables; metalworking tools and related consumables and accessories, such as electrodes, electrode holders and cable connectors.

     The Company believes the United States market for industrial gases is approximately $8 billion annually. Sales to major users of industrial gases that have the capacity to accept large bulk shipments or pipeline deliveries are generally serviced directly by industrial gas producers and account for approximately $4 billion of such market. The remaining $4 billion of annual industrial gas sales are made to small bulk users and cylinder gas customers. These small bulk users and cylinder gas customers are also believed to purchase approximately $3.5 billion of hardgoods annually. Small bulk users and cylinder gas customers are primarily served by a fragmented distribution system of approximately 950 distributors, the majority of which are independently owned. The Company concentrates on the small bulk, cylinder gas, welding and protective equipment segment of the market. This segment is less capital intensive, in part, because of the long useful lives of the fixed assets, principally cylinders.

Growth Strategy

     The Company's strategy is to focus on internal growth supplemented by the continued acquisition of industrial gas distributors. The Company also intends to strategically broaden its product line in order to increase sales in existing locations and to leverage its distribution network. The Company believes the selective addition of complementary product offerings through its distribution network and its direct channels will enable it to better serve its diverse, expanding customer base.

     From 1994 to 1998, the Company acquired 124 distributors of industrial gases and related equipment, with annual sales of nearly $600 million. The industrial gas distribution industry continues to undergo a consolidation process which Airgas believes will continue to present it with opportunities to acquire industrial gas distributors. The Company believes that its principal competitive advantages in acquiring distributors are its extensive distribution network, its well-organized acquisition program, flexibility in structuring acquisitions to meet sellers' needs and the ability to offer sellers and their employees a continuing role in a decentralized entrepreneurial environment. In seeking to acquire distributors, the Company competes with industrial gas producers and other independent distributors.

     The Company has financed distributor acquisitions primarily with internally generated funds, debt and common stock. The Company has been able to obtain debt financing due, in part, to its ability to generate cash flow from operating activities and the long useful lives and relatively stable market values of the fixed assets, principally cylinders.

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

Customer Base

     The majority of the Company's gases are generally stored in bulk tanks at the Company's cylinder fill plants and are pumped into cylinders for distribution to customers or, in the case of bulk customers, in tanker trucks or tube trailers for delivery into bulk tanks at the customer's business location. The Company emphasizes sales to cylinder and small bulk (less than truckload quantities) gas customers.

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

     Specialty gases are used in various industries, including the electronic, healthcare, biotechnology and high technology industries, and in laboratory applications, include rare gases, high-purity gases, and blended multi-component gas mixtures. Certain specialty gases are produced by Airgas Specialty Gases ("ASG"), a Manufacturing segment subsidiary, and sold to customers through the Distribution segment.

     The Company's same-store sales, a comparison of current period sales to the prior period's sales, adjusted for acquisitions, has historically followed the real gross domestic product annual growth rate as published by the Commerce Department. Management believes the Company's broad customer base and geographic diversity help to reduce the adverse effects of an economic downturn on the Company. Management also believes that the gas portion of its distribution business is somewhat resistant to an economic downturn due to the following factors: 1) gases frequently represent a fixed cost of operations that do not necessarily decline with production levels; 2) gases are required for maintenance and renovation activities which tend to increase during an economic downturn; 3) industries less subject to the effects of an economic downturn, such as the medical field, are major purchasers of gases; and 4) gas purchases often represent a small portion of a typical user's overall cost of operations and, therefore, do not typically represent a large cost-cutting item. Management further believes that sales of certain lower margin nonconsumable hard-goods equipment, such as welding machines, are more adversely impacted during a downturn in the economy and are typically the fastest to rebound during an economic recovery.

Products

     Gases distributed by Airgas include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide and specialty gases. In addition to gases, the Company distributes a wide selection of name-brand hardgoods, including electrode holders, welding wire, cable lugs and connectors, hard hats, welding helmets, hearing protectors, goggles, face shields, safety glasses, welding machines and electrodes. Of Airgas' fiscal 1998 sales from the Distribution segment, approximately 48% represent sales related to gases and the rental of cylinders and bulk tanks and 52% represent hardgoods sales.

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from the major producers of industrial gases in the United States and regional producers. The Company believes that if a contractual arrangement with any supplier of gases were terminated, it would be able to locate alternative sources of supply without significant cost increases and with no disruption of service.

     The Company purchases hardgoods from name-brand manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements and is reducing its investment in Distribution hardgood inventories by consolidating vendors.

AIRGAS DIRECT INDUSTRIAL BUSINESS

     ADI sells welding, metal working, safety and other MRO hardgoods. ADI's principal thrust is to sell directly to customers, through outbound telemarketing and catalogs, and to build on Airgas' existing base of more than 700,000 customers and its strong customer relationships. ADI targets the same metal fabrication market that accounts for a large part of Airgas' current Distribution gas and hardgoods sales. The Company believes that the safety and metalworking tools market represents approximately $55 billion in annual revenues. The Company believes that ADI's direct channel of delivery and distribution infrastructure will lower the costs to all Airgas customers by leveraging the Company's purchasing power, taking advantage of economies of scale and reducing the number of times an order is handled before the products reach the customer. The Company believes ADI will also provide improved customer services, such as next-day delivery, and will enhance the Company's branch-based network's ability to obtain and service national accounts.

     To better serve its customers, ADI is consolidating certain of its warehouses into five regional distribution facilities located in California, Georgia, Wisconsin, Texas and Pennsylvania. The first consolidated distribution facility opened near Los Angeles, California in February 1998, and the second distribution facility, outside of Atlanta, Georgia, is scheduled to become fully operational in June 1998.

     The Company anticipates that all five distribution facilities will be operational by mid-1999. The five distribution facilities will use a common purchasing system combined with a common management system, which will also serve as the hardgoods procurement and logistics infrastructure for the Distribution segment.

Products

     ADI's products include safety, industrial and environmental supplies, along with industrial tools, MRO supplies and welding and safety equipment. In fiscal 1998, ADI completed two acquisitions to expand product lines and geographic coverage, and enhance marketing and service capabilities.

Suppliers

     The Company purchases safety, industrial and environmental supplies from name-brand manufacturers and suppliers. For certain products, the Company has negotiated national purchasing contracts. The Company believes that if a contractual arrangement with any manufacturer or supplier were terminated, it would be able to locate alternative sources of supply without significant cost increases and with no disruption of service.

MANUFACTURING AND RELATED BUSINESS

Carbon Dioxide

     Among the initiatives which have helped the Company to expand its carbon dioxide business were the 1997 acquisitions of the Northeast Jackson Dome carbon dioxide reserves and the related 183-mile pipeline which is located in the Southeastern United States. In addition, the Company acquired Carbonic Industries Corporation, a carbon dioxide producer, during fiscal 1998. These acquisitions, combined with the acquisition of additional carbon dioxide and dry ice production and distribution operations, complement the Distribution segment industrial gas business. Carbon dioxide is used in refrigeration, food processing, beverage carbonation, chemical processing, crude oil recovery, metal fabrication and agricultural fumigation industries. The primary uses for dry ice include food processing, chilling and freezing and bacteria retardation.

Air Separation Units

     In further developing its industrial gas customer base to include customers which require large-volume supplies of gases, such as nitrogen, the Company has entered into long-term supply agreements with two customers which supported the construction of two air separation plants. The plants began production in fiscal 1998. The air separation plants also produce liquid oxygen and argon which is sold to Airgas' Distribution customers.

ASG

     ASG operates five "A" laboratories, which produce complicated specialty gas mixtures, and oversees the Company's thirty Distribution "B" laboratories, which produce simple, pure gases and certain common mixtures. The specialty gas laboratories are owned by subsidiaries of the Company. ASG also assists in growing the Company's specialty gas business and improving the responsiveness and quality of specialty gas operations. The principal drivers for market growth include: (1) environmental regulations, such as the Clean Air Act, water testing and pollution remediation, testing and monitoring; (2) quality control services using in-line chromatography and spectrography to analyze samples; and
(3) the growth of environmental, research and clinical laboratories.

Nitrous Oxide

     Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronic industries.

Carbon Products

     The Company manufactures carbon electrode paste, carbon ramming paste and electrically calcined anthracite ("ECA"). The Company believes that it is the nation's primary manufacturer of carbon electrode paste which is used as a consumable electrode in the production of special alloy steel, nickel and other metals in the metals industry. ECA is used as an ingredient in carbon mixes used in the aluminum industry and as an additive in the production of certain metals.

Calcium Carbide

     The Company is a partner with Elkem Metals Company in a joint venture (Elkem-American Carbide Company) which primarily sells calcium carbide for use in the production of acetylene gas. The Company operates a manufacturing facility which produces calcium carbide for sale to the joint venture. Calcium carbide is a primary raw material for the production of acetylene gas, which is sold in the industrial gas distribution market.

Suppliers

     The Company purchases the raw materials utilized in its nitrous oxide, carbon products and calcium carbide division of its manufacturing segment pursuant to contracts from name-brand manufacturers and suppliers. The Company's carbon dioxide requirements are obtained from the carbon dioxide reserves owned by the Company and purchased from the major producers of carbon dioxide in the United States. The Company believes that if a contractual arrangement with any supplier were terminated, it would not have a material adverse effect on the operation of the Company's Manufacturing business.

COMPETITION

     Each of the major business areas in which the Company participates is highly competitive. Some competitors are larger than the Company and have greater resources.

     The Company's industrial gas distribution operations compete with independent distributors and vertically integrated gas producers such as Air Products and Chemicals, Inc. ("Air Products"), Praxair, Inc. ("Praxair"), Liquid Air Corporation of America ("Air Liquide"), BOC Gases Group ("BOC Gases") and others, all of which have distribution operations. The Company also purchases industrial gases pursuant to requirements contracts from the above major producers of industrial gases.

     Competition in the distribution market is based on customer service, prompt delivery, price, consistent product quality, attention to safety procedures, and employee and customer training in the uses of gases and hardgoods. The Company believes its decentralized structure allows competitive decisions to be made on the local level which results in reduced costs and/or improved service to the customer.

     The ADI segment competes with small branch-based industrial distribution companies at the local level and nationally with large, branch-based and direct marketers, which include W.W. Grainger, Inc. and MSC Industrial Direct, Inc., which sell through catalogs and stores, and Vallen Corporation, a safety equipment distributor. Competitive factors in the distribution of safety and MRO products include: efficient service, quality and availability of products, technical knowledge, and price.

     The Company's carbon dioxide business competes with suppliers of carbon dioxide and three major carbon dioxide companies: Praxair, BOC Gases and Air Liquide. These three companies produce over 80% of the United States merchant carbon dioxide, develop most of the new applications and handle much of the distribution.

REGULATORY AND ENVIRONMENTAL MATTERS

     The businesses of the Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental rules and regulations. The Company believes that it is in compliance in all material respects with such laws and regulations. Expenditures for environmental purposes during fiscal 1998 were not material.

INSURANCE

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $500,000 per occurrence for workers' compensation, general and products liability, and business automobile liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience. The Company does not deem its self-insured retention exposure to be material.

     The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims which exceed its liability insurance coverage of $100,000,000, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.

EMPLOYEES

     On March 31, 1998, the Company employed approximately 8,100 people of whom approximately 4% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in the past 11 years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas", "Dyna-Switch," "Gold Gas," "Stainless Mix," "Steelmix" and "Alummix." The Company holds patent registrations for the purification of acetonitrile and a method and apparatus for conveying dry ice. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                                 Age                   Position

Peter McCausland (1)                 48     Chairman of the Board, President
                                            and Chief Executive Officer
E. Pat Baker                         58     Group President - Industrial Gas
                                            Distribution
William A. Rice, Jr.                 51     Group President - Airgas Direct
                                            Industrial
Hermann Knieling                     60     Executive Vice President and Group
                                            President - Manufacturing,
                                            International and Business
                                            Engineering
Alfred B. Crichton                   50     Division President - West
John Musselman                       49     Division President - East
Gordon L. Keen, Jr.                  53     Senior Vice President - Law and
                                            Corporate Development
Scott M. Melman                      41     Vice President - Chief Financial
                                            Officer
Rudi G. Endres                       54     Vice President - International
Andrew R. Cichocki                   35     Vice President - Corporate
                                            Development
Samuel H. Goldstein                  39     Vice President - Information
                                            Services

__________________
(1)  Member of the Board of Directors

     Mr. McCausland has been a Director of the Company since June 1986, the Chairman of the Board and Chief Executive Officer of the Company since May 1987 and President from June 1986 to August 1988, from April 1993 to November 1995, and since April 1997. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products.

     Mr. Knieling has been Executive Vice President and Group President - Manufacturing, International and Business Engineering since April 1997. Prior to that, Mr. Knieling served as the President and Chief Operating Officer of Airgas from December 1995 to March 1997. Mr. Knieling served as Division President - Southern Division from April 1995 to November 1995 and as Division President - Eastern Division from February 1993 to March 1995. Prior to that, Mr. Knieling has served in various positions with Airgas since 1989.

     Mr. Baker has been Group President - Industrial Gas Distribution since April 1997. Prior to that, Mr. Baker served as the Company's Division President - Eastern Division from April 1995 to March 1997; Regional Vice President from May 1991 to February 1993, and President of Southwest Airgas from October 1988 to April 1991. Prior to that, Mr. Baker has served in various positions with Airgas since 1988.

     Mr. Rice has been Group President - Airgas Direct Industrial since April 1997. Prior to that he served as Airgas' Division President - Industrial Distribution and Purchasing from April 1995 to March 1997 and served as Vice President - Purchasing from August 1993 to March 1995. Until August 1993, Mr. Rice was President of Virginia Welding Supply, which was acquired by the Company in July 1992.

     Mr. Crichton has been the Company's Division President - West since February 1993. Prior to that, Mr. Crichton served as a Regional Vice President from May 1991 to February 1993.

     Mr. Musselman has been Division President - East since April 1997. Prior to that, Mr. Musselman served as President of Northeast Airgas from January 1989 to March 1997.

     Mr. Keen has been Senior Vice President - Law and Corporate Development since April 1997. Prior to that, Mr. Keen served as Vice President - Corporate Development from January 1992 to March 1997.

     Mr. Melman has been Vice President and Chief Financial Officer since May 1998. Prior to that, Mr. Melman served as Vice President - Administration from April 1995 to May 1998, Vice President - Corporate Controller from August 1994 to March 1995 and Corporate Controller from August 1986 to July 1994.

     Mr. Endres has been Vice President - International since January 1993. Prior to that, Mr. Endres has served in various positions since joining Airgas in 1987.

     Mr. Goldstein has been the Vice President-Information Services of Airgas since September 1996. He joined Airgas from KPMG Peat Marwick LLP where he served as a National Service Leader for their Consulting Division since June 1991.

     Mr. Cichocki has been Vice President - Corporate Development of Airgas since April 1997. Mr. Cichocki served as Assistant Vice President - Corporate Development from August 1992 to March 1997. Prior to that, he served in various corporate development and finance positions from April 1988 to July 1992.

ITEM 2.  PROPERTIES.

     The Company's Distribution segment conducts business from approximately 700 locations in 44 states, Canada and Mexico. These locations are either owned or are leased from third parties or from employees of the Company who were previous owners of businesses acquired on terms consistent with commercial rental rates prevailing in the surrounding rental market. Eighteen distribution locations in fourteen states have acetylene manufacturing plants. The Company's acetylene plants operate at an average production capacity of approximately 70%.

     The Company's ADI segment conducts its business from locations strategically located throughout the United States. ADI's principal offices are located in Bristol, Pennsylvania, and Whittier, California, with additional warehouse locations in Texas, Georgia, Wisconsin, Arizona, Illinois, Ohio, New York, Colorado, Washington, North Carolina and Minnesota.

     The Company's Manufacturing segment operates several carbon dioxide facilities throughout the United States. CIC operates nine production facilities, primarily in the eastern United States and is also a partner in a joint venture which operates a production facility in Augusta, Georgia. The carbon dioxide business also operates the Jackson Dome production facility located in Jackson, Mississippi. The average production capacity of these plants, based on market demand has ranged from 85% to 100%.

     The air separation units produce industrial gases located at owned facilities in Mulberry, Arkansas and Lawton, Oklahoma. The average production capacity of these plants ranges from 60% to 75%.

     Carbon products are produced in Keokuk, Iowa; calcium carbide in Pryor, Oklahoma; nitrous oxide in Donora, Pennsylvania and Yazoo City, Mississippi. Manufacturing facility utilization, based on market demand, has ranged from 65% to 100%. The Keokuk and Pryor facilities are owned by the Company. The Donora plant is located on property leased through the year 2006. The Yazoo City property is owned by the Company; however, it will revert to the local municipality if the plant terminates operations. The Keokuk, Pryor and Donora facilities are pledged as collateral under industrial development board revenue bonds.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of the joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North

Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are also without merit and intends to defend vigorously against such claims.

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
                                                    High                Low
                                                    ----                ---
1998 Fiscal

First Quarter                                      $20.88              $13.50
Second Quarter                                      20.44               16.75
Third Quarter                                       17.50               13.38
Fourth Quarter                                      18.19               13.88

1997 Fiscal (1)

First Quarter                                      $22.38              $18.75
Second Quarter                                      25.50               17.38
Third Quarter                                       27.13               21.13
Fourth Quarter                                      24.50               16.50

________________

(1) Adjusted to reflect a two-for-on stock split effective on April 15, 1996 (See Note 10 to the Company's consolidated financial statements under Item
    8). On May 30, 1998, there were approximately 15,000 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.
(in thousands except per share amounts):
                                               Years Ended March 31, (3)
                                 ___________________________________________
                                 1998       1997   1996      1995       1994
                                  (1)        (2)
                                 ____       ____   ____      ____       ____
Operating Results:
Net sales                   $1,447,990  $1,158,894 $838,144  $687,983 $519,349
Depreciation, depletion &
 amortization                   76,670      62,491   45,762    36,868   30,571
Operating income               118,948      82,285   92,985    72,600   48,667
Interest expense, net           53,290      39,752   24,862    17,625   12,486
Income taxes                    29,989      21,080   28,522    23,894   16,027
Net earnings                    40,540      23,266   39,720    31,479   20,290

Basic earnings per share(4) $      .59  $      .35 $    .63  $    .51 $    .33

Diluted earnings
 per share(4)               $      .57  $      .34 $    .60  $    .48 $    .31

Balance Sheet Data:
Working capital             $  141,276  $  124,849 $ 81,588  $ 54,084 $ 47,071
Total assets                 1,641,474   1,291,031  883,642   645,637  514,897
Current portion of long-term
 debt                           12,150      25,158   12,179    11,780   10,304
Long-term debt                 830,845     629,931  385,832   259,970  205,311
Other non-current liabilities   36,842      29,601   34,490    11,116    6,635

Stockholders' equity(5)     $  426,873  $  336,657 $236,209  $189,652 $156,867
_______________
(1) As discussed in Note 3 to the Company's consolidated financial statements, the results for 1998 include: (a) fourth quarter special charges which totaled $19.5 million ($12.4 million after-tax) which consisted of severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, plant and equipment and related goodwill and a write-down related to the impending divestiture of several non-strategic businesses, offset by a one-time net gain related to an acquisition break-up fee, and (b) a second quarter non-recurring gain of $14.5 million ($9.4 million after-tax) from the partial recovery of refrigerant losses and $1.5 million ($980 thousand after-tax) from the sale of a non-core business. Excluding the effects of the special charges and non-recurring gains, net earnings were $42.6 million or $.60 per diluted share.
(2) As discussed in Note 3 to the Company's consolidated financial statements, during the fourth quarter of 1997, the Company recorded special charges totaling $31.4 million ($20.2 million after-tax) and incurred a net loss of $780 thousand related to the sale of a non-core business. Excluding the effects of the special charges and the loss, net earnings were $44.3 million or $.65 per diluted share.
(3)  During 1994 through 1998, the Company acquired 137 distributor businesses.
(4) See Notes 4 and 10 to the Company's consolidated financial statements for information regarding earnings per share calculations and adjustment for a stock split, effective April 15, 1996.
(5)  The Company has not paid any dividends on its Common Stock.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997
____________________________________________

OVERVIEW

     During 1998, the Company made considerable progress toward its vision of becoming a multi-channel, multi-billion dollar, world-class distribution company supplying industrial, medical and specialty gases and related products and services on a national basis.

     The Company continues to expand through acquisitions. During fiscal 1998, the Company completed 28 acquisitions with combined annual sales of $265 million. In the past five years, the Company has added nearly $1 billion of sales through 137 acquisitions. The Company believes that with approximately 950 independent industrial gas distributors remaining, there will be continued opportunity for growth through distributor acquisitions.

     During the fourth quarter of 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Repositioning Plan involves: consolidating the Distribution segment by combining 34 hubs into 16 larger regional companies; consolidating certain of Airgas Direct Industrial's ("ADI") warehouse facilities into five large regional distribution facilities; restructuring the carbon dioxide businesses in the Manufacturing segment; standardizing and integrating information systems utilizing two legacy systems; and building a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels, and to strengthen national sales and marketing. To focus on its core business, the Company intends to divest certain non-strategic businesses and to sell or seek joint venture partners for several non-U.S. operations. The Company anticipates that the Repositioning Plan will be substantially completed by June 30, 1999.

     In connection with the Repositioning Plan, the Company recorded special charges in the fourth quarter ("1998 Special Charges") totaling $19.5 million ($12.4 million after-tax or $.18 per diluted share) which consisted of the following:

     (in thousands)
     _______________

     Impairment write-down of property, plant,
      equipment and goodwill                           $11,423
     Divestiture charges                                 6,851
     Facility exit costs                                 2,577
     Severance costs                                     1,578
     Acquisition break-up fee, net                      (2,979)
                                                        ______

           Special Charges                              19,450

     Refrigerant recovery                              (14,500)
                                                        ______

           Special charges, net                        $ 4,950
                                                        ======

       17                       AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Repositioning Plan requires the sale, closure or downsizing of approximately 30 distribution locations and a workforce reduction of approximately 200 employees. The Company believes these actions will result in the consolidation of distribution facilities into fewer, larger and more efficient facilities.

     As a result, the Company has written-down to fair value, less the cost to dispose of, certain property, plant and equipment and related goodwill by $11.4 million. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. The write-down primarily relates to: computer equipment which is obsolete as a result of standardizing information systems; buildings and improvements related to facilities which are being closed; machinery and equipment related to discontinued product lines; and the goodwill associated with related business combinations.

     In connection with the impending divestiture of certain non-strategic businesses, the Company has established reserves of approximately $6.9 million. The write-down was based on an evaluation of the estimated fair value of these assets which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. Sales associated with such businesses total approximately $25 million.

     Other costs including leased facility termination costs and severance, totaled $2.6 million and $1.6 million, respectively.

     The break-up fee was received during the fourth quarter in connection with a proposed acquisition of an industrial gas distributor and is net of acquisition costs of $2.5 million.

     The 1998 Special Charges impacted the Company's three business segments as follows:
                                   Special      Refrigerant
(in thousands)                     Charges       Recovery       Total
______________                    ________      ___________    ______
           Distribution            $11,875     $      -       $11,875
           ADI                       4,009            -         4,009
           Manufacturing             3,566      (14,500)      (10,934)
                                    ______       ______        ______
                                   $19,450     $(14,500)      $ 4,950
                                    ======       ======        ======

     The Company believes the estimated impact on 1999 operating expenses resulting from the write-down of property, plant, equipment and goodwill is approximately $1.3 million. This benefit will largely be offset by higher costs associated with expanding the Company's workforce in such areas as sales and marketing and technical specialists, the expansion of existing and new facilities and improved information systems. During 1999, in connection with the standardization of information systems and the build-out of ADI warehouses, the Company expects non-recurring expenses and capital expenditures of approximately $7 million and $17 million, respectively. Until such time as the information systems are converted and warehouse and administrative functions are consolidated, the Company expects to incur higher operating costs and expenses.

     Cash outflows related to the 1998 Special Charges, before the acquisition break-up fee, are estimated to total $4.2 million. Approximately $600 thousand was paid at March 31, 1998. The Company expects the balance to be paid during fiscal 1999.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in litigation related to the fraudulent breach of contract by a third-party supplier of refrigerant gas which was reported by the Company in December 1996. The Company recorded a non-recurring pre-tax charge during the fourth quarter of 1997 of $26.4 million ($17 million after-tax or $.25 per diluted share) for product losses and costs associated with the Company's investigation into the fraud and recovery of damages. As a result of the settlement, the Company recorded a non-recurring gain in the second quarter of 1998 of $14.5 million ($9.4 million after-tax or $.13 per diluted share). The Company is seeking recovery of the balance of the fraud losses from its insurers.

     Additional information concerning the Repositioning Plan and 1998 Special Charges are contained in Note 3 to the consolidated financial statements and the effect on cash flow is discussed under "Liquidity and Capital Resources."

INCOME STATEMENT COMMENTARY

     Net sales increased 25% in 1998 compared to 1997. Certain reclassifications have been made to 1997 financial statements to conform to the current presentation. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment.


(in thousands)
                               1998              1997            Increase
                                ____              ____          __________

      Distribution          $1,098,588      $  999,555          $ 99,033
      ADI                      223,370          99,216           124,154
      Manufacturing            126,032          60,123            65,909
                             _________       _________           _______
                            $1,447,990      $1,158,894          $289,096
                             =========       =========           =======

     Distribution sales include three primary product groups: gases, hardgoods and rent. For 1998, Distribution sales increased approximately $44 million resulting from the acquisition of 41 distributors since April 1, 1996 and approximately $45 million from same-store sales growth. Pro forma Distribution sales, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $1.14 billion. The increase in Distribution same-store sales of 4.2% was more heavily weighted towards hardgoods with growth primarily attributable to higher sales volumes in all three product groups. Although selective price increases have been successful, overall, as a result of low inflation, price increases during 1998 were modest. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. The Company continues to focus on internal sales growth through the addition of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, the expansion of rental welders and tool and safety hardgoods items.

     In June 1998, management approved a plan which will result in a reclassification of a portion of ADI's operations to the Distribution segment. Beginning in the first quarter of fiscal 1999, certain ADI operations will be transferred to the Distribution segment. The operations are from a company acquired in July 1997 which better matches the operational structure of the Distribution subsidiaries which have field-based sales personnel. For 1998, sales, gross profits and operating income related to such operations amounted to approximately $62 million, $14 million and $1.2 million, respectively.

     ADI's sales include welding, metalworking, safety and other Maintenance, Repair and Operations ("MRO") hardgoods items. ADI's sales increased approximately $97 million resulting from the acquisition of four distributors since April 1, 1996 and approximately $27 million from same-store sales. The internal sales growth rate for ADI during 1998 was approximately 14% and resulted primarily from increased volume. Pro forma sales for ADI, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $248.5 million. Sales to the Distribution segment in 1998 and 1997, totaled approximately $3.2 million and $967 thousand, respectively.

     The Manufacturing segment's sales primarily include six product groups: carbon dioxide, dry ice, specialty gases, nitrous oxide, carbon products and calcium carbide. Sales increased approximately $66 million primarily from carbon dioxide and dry ice acquisitions which were completed during 1998. Pro forma sales for Manufacturing, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $148.9 million. Sales related to nitrous oxide, carbide and carbon products increased $1.5 million or 4%. Specialty gas sales related to refrigerants and sulfur hexafluoride were down compared to the prior year. Manufacturing sales to the Distribution segment in 1998 and 1997 totaled approximately $9.5 million and $6.5 million, respectively.

Gross profits increased 22% in 1998, compared to 1997:


(in thousands)
                                1998              1997       Increase
                                ____              ____       __________

      Distribution            $543,196        $496,085       $ 47,111
      ADI                       62,044          26,673         35,371
      Manufacturing             63,893          24,753         39,140
                               _______         _______        _______
                              $669,133        $547,511       $121,622
                               =======         =======        =======

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The increase in Distribution gross profits of approximately $47 million resulted from acquisitions which contributed approximately $24 million and from same-store gross profit growth of 4.3% or approximately $23 million. Pro forma Distribution gross profits, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $584.2 million. Same-store gross profit growth resulted primarily from sales volume growth in all three product groups. Overall, same-store gross margins were essentially flat as a result of improvements in pricing resulting from selective price increases to customers and leveraging the Company's purchasing power through national purchasing programs, offset by the mix of product sales which were more heavily weighted towards lower margin hardgoods. Compared to 1997, the Distribution gross margin of 49.4% in 1998 was down 20 basis points due to acquisitions which have had an average gross margin of approximately 45%. During 1998, acquisitions had a higher sales mix of hardgoods versus gas and rent compared to the Company's historical sales mix.

     The increase in ADI gross profits of approximately $35 million resulted from acquisitions which contributed approximately $27 million and from same-store gross profit growth of 16%, or approximately $8 million. Same-store gross profit growth resulted primarily from sales volume growth. Same-store gross margins increased slightly as a result of leveraging the Company's purchasing power through national purchasing programs. Compared to 1997, the ADI gross margin of 27.8% in 1998 was up 90 basis points due to the favorable impact of national purchasing programs, higher selling prices and acquisitions. Pro forma gross profits for ADI, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $67.7 million.

     The increase in Manufacturing gross profits of approximately
$39 million resulted primarily from acquisitions, with the gross margin increasing from 41.2% to 50.7%. Gross margins related to carbon dioxide and dry ice acquisitions averaged 56%. Gross margins were adversely impacted by about 100 basis points as a result of a $1.5 million fourth quarter 1998 inventory write-down of specialty gases. During 1998, gross margins related to sales of nitrous oxide, carbide and carbon products increased slightly as compared to 1997, with gross profit growth principally from higher carbide volume. Pro forma gross profits for Manufacturing, assuming 1998 acquisitions had been completed on April 1, 1997, would have been approximately $78.4 million.

     Selling, distribution and administrative expenses ("operating expenses") consist primarily of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Operating expenses increased approximately $97 million compared to 1997 primarily as a result of acquisitions. Operating expenses also increased approximately $3.8 million as a result of direct costs associated with the Company's Repositioning Plan and from higher Corporate operating costs. As a percentage of net sales, operating expenses increased 40 basis points to 32.4%.

     Depreciation, depletion and amortization ("depreciation and amortization") totaled approximately $77 million and increased approximately $14 million compared to 1997 primarily as a result of acquisitions and also from higher capital expenditures. Depreciation and amortization as a percentage of sales decreased 10 basis points as compared to 1997 as a result of ADI which has a lower ratio of depreciation and amortization to sales of 2.7%. For the Distribution and Manufacturing segments, depreciation and amortization relative to sales was 5.6% and 7.3%, respectively.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating income, excluding special charges, increased 9% in 1998 compared to 1997. In connection with the Repositioning Plan, 1998 operating income was negatively impacted by $5.7 million of direct repositioning costs for relocating employees and other personnel expenses, exiting certain product lines and computer conversion costs. Excluding these direct repositioning costs, operating income increased 14%:

(in thousands)
                                1998           1997         Increase
                                ____          ____          __________

      Distribution            $105,371        $100,300       $  5,071
      ADI                        6,101           3,076          3,025
      Manufacturing             12,426          10,334          2,092
                               _______         _______        _______
                              $123,898        $113,710       $ 10,188
                               =======         =======        =======

     The Distribution segment's operating income margin decreased
40 basis points to 9.6% compared to 1997. The decrease resulted primarily from acquisitions which had estimated operating margins ranging from 6% to 8% and from higher operating costs and expenses associated with the Company's Repositioning Plan and the integration of acquisitions. The Company anticipates that margins during 1999 will be impacted by higher operating costs resulting from the Repositioning Plan and the continued integration of acquisitions.

     The operating income margin for ADI decreased 40 basis points to 2.7% compared to 1997. Improvements resulting from higher same-store sales and gross profits were partially offset by higher expenses which included non-recurring moving costs associated with new distribution facilities. Such moving costs, which were associated with new distribution facilities in Southern California and Georgia, impacted operating margins by approximately 50 basis points. The Company believes that ADI's operating margin will continue to be impacted during 1999 and early 2000 by Repositioning Plan costs related to new distribution facilities and information systems.

     The Manufacturing segment's operating margin decreased from 17.2% to 9.9% primarily as a result of lower margins associated with 1998 carbon dioxide and dry ice acquisitions. Direct repositioning costs combined with an inventory write-down totaled $1.6 million and adversely impacted margins.

     Interest expense, net, totaled $53.3 million and increased $13.5 million compared to 1997. The increase in interest cost was attributable to debt associated with completing 41 acquisitions since April 1, 1996, costs associated with the refrigerant fraud and the repurchase of Airgas Common Stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

     Equity in earnings of unconsolidated affiliates of $2.9 million increased $2 million compared to 1997 primarily as a result of a full year's earnings associated with the Company's joint venture with National Welders and earnings from a carbon dioxide joint venture acquired in June 1997.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Income tax expense represented 42.5% of pre-tax earnings for 1998, compared to 47.5% in 1997. Income tax expense, before special charges and divestitures represented 42.6% of pre-tax earnings for 1998, compared to 41% in 1997. The increase in the effective income tax rate was primarily a result of an increase in non-deductible goodwill relative to pre-tax earnings.

     Net earnings for 1998 were $40.5 million, or $.57 per diluted share. Net earnings before special charges and divestitures decreased 4% to $42.6 million, or $.60 per diluted share, from $44.3 million, or $.65 per diluted share in 1997.

     Net earnings for 1998, excluding special charges, the divestiture of businesses, and direct repositioning costs, were $46.0 million, or $.65 per diluted share.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS: 1997 COMPARED TO 1996
____________________________________________

OVERVIEW

     The Company's sales for 1997 increased 38% to a record $1.16 billion, compared to $838.1 million in the prior year. Net earnings for the year, before fourth-quarter special charges and a loss related to the sale of a medical business, increased by 11% to $44.3 million, or $.65 per share, compared to $39.7 million or $.60 per share in the prior year. Net earnings were $23.3 million or $.34 per share, after including the special charges and loss. Cash flow, excluding the special charges and the loss, also increased to record levels. After-tax cash flow (net earnings plus depreciation, amortization and deferred income taxes) for the year, before special charges and the loss, increased 22% to $117.3 million compared to $96.4 million in the prior year. These increases were attributable to the continued success of the Company's acquisition growth strategies combined with internal sales growth and continuous improvement in other areas. Offsetting this growth was lower-than-expected performances at certain Distribution subsidiaries caused by difficult consolidations, costs associated with an accelerated rate of new branch start-ups and planned expenses related to the expansion of ADI. Since April 1, 1995, the Company has completed 65 acquisitions with a combined annual revenue base of approximately $420 million. During 1997, the Company completed 24 acquisitions with annual sales of $230 million.

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

     During 1997, the Company entered a new business segment and formed the ADI Segment with the acquisitions of IPCO Safety Products ("IPCO", effective April 1, 1996) and Rutland Tool & Supply Co., Inc. ("Rutland", effective September 1, 1996). These two ADI companies offer a multi-channel, direct mail, national distribution infrastructure which broadens the line of hardgoods and positions the Company for entry into the $55 billion safety and metalworking industrial segment of the MRO market. The MRO market encompasses the same metal fabrication market that also accounts for approximately 28% of Airgas' current gas and hardgoods equipment sales. The Company believes that ADI's direct channel of

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

delivery will lower the costs to customers by leveraging the Company's purchasing power, taking advantage of economies of scale and reducing the number of times an order is handled before products reach the customer.

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


INCOME STATEMENT COMMENTARY

Net sales increased 38% in 1997, compared to 1996:


(in thousands)
                                1997              1996           Increase
                                ____              ____          __________

      Distribution          $  999,555        $801,552          $198,003
      ADI                       99,216              --            99,216
      Manufacturing             60,123          36,592            23,531
                             _________         _______           _______
                            $1,158,894        $838,144          $320,750
                             =========         =======           =======

     For 1997, Distribution sales increased approximately $162 million resulting from the acquisition of 62 distributors since April 1, 1995 and approximately $36 million from same-store sales growth. The Company estimates that had all acquisitions during the year ended March 31, 1997 been consummated on April 1, 1996, sales for 1997 would have been approximately $1.030 billion. The increase in same-store Distribution sales of 3.4% was a result of growth in all three product groups:
gases, hardgoods and rent. The internal growth was attributable to higher sales volume and from improved pricing. The Company continues to focus on internal sales growth through the development of new gas products and product-line extensions, including specialty gases, small bulk gases, carbon dioxide, replacement refrigerants in returnable containers, expansion of rental welder fleets and increased hardgoods business through ADI. The Company believes its same-store sales growth is slightly understated since it does not reflect the Company's decision to cease unprofitable sales to certain customers and other sales lost during acquisition consolidation and integration activity. Airgas subsidiaries

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

without significant acquisition activity averaged approximately 5% same-store sales growth. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices.


     ADI's sales include welding, metalworking, safety and other MRO hardgoods. The internal sales growth rate for ADI was approximately 12% during fiscal 1997. Pro forma unaudited sales for ADI, assuming that the Rutland acquisition had been completed on April 1, 1996, would have been approximately $120 million. Sales to the Distribution segment totaled approximately $1 million.

     The Manufacturing segment's sales increased 64% during fiscal
1997 primarily as a result of an increase in the Company's investment in foreign operations and the December 1, 1996 acquisition of the Jackson Dome carbon dioxide business. Sales related to carbide, carbon products and nitrous oxide were essentially flat. Sales to the Distribution segment totaled approximately $1.5 million.

     The increase in Distribution gross profits of approximately $90 million compared to the prior year resulted from acquisitions which contributed approximately $71 million and from same-store gross profit growth of 3.9% or approximately $19 million. Same-store gross profit growth resulted from margin improvement of $2 million and sales volume growth of $17 million. On a same-store basis, the Distribution gross margin was 50.9% which represented an improvement of .2% compared to the prior year. Same-store gross margins improved as a result of selective price increases to customers, leveraging the Company's purchasing power through national purchasing programs and improvements in rent margins. Compared to the prior year, the Distribution gross margin of 49.6% is down 140 basis points due primarily to acquisitions which have an average gross margin of approximately 45%. Acquisitions have had an average sales mix of 53% hardgoods/47% gas and rent compared to the Company's sales mix for fiscal 1996 of 49% hardgoods/51% gas and rent.

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

     Excluding special charges of $31.4 million, operating income increased 22% in 1997 compared to 1996:

(in thousands)
                                1997           1996         Increase
                                ____          ____         __________

      Distribution            $100,300        $ 86,130      $ 14,170
      ADI                        3,076              --         3,076
      Manufacturing             10,334           6,855         3,479
                               _______         _______       _______
                              $113,710        $ 92,985      $ 20,725
                               =======         =======       =======

     The Distribution segment's operating income margin decreased 70 basis points to 10.0% compared to the prior year. The decrease was primarily the result of recent industrial gas distribution acquisitions which have operating margins averaging around 8% and from an increase in operating costs associated with the integration and consolidation of certain acquisitions and new branch start-ups. Excluding three subsidiaries undergoing difficult consolidations, a product-line company which was written down during the Company's fourth quarter and the new branch start-ups, the Distribution operating income margin reflected a slight improvement compared to the prior year. Subject to the effects of future acquisitions and the Company's ability to increase sales and expand margins, the Company believes that its Distribution operating income margin should improve.

     The operating income margin for ADI was 3.1%. The Company believes that ADI's operating income margin will continue to be impacted in the foreseeable future by expansion costs related to information systems, logistics and facility enhancements.

     The Manufacturing segment's operating income increased $3.5 million compared to the prior year primarily as a result of the Jackson Dome acquisition and investments in foreign operations. Higher operating margins related to the Jackson Dome acquisition also accounted for the 155 basis point increase in operating margins compared to the prior year.

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

     Cash flows from operating activities for 1998 totaled $134.4 million. Depreciation, depletion and amortization represented $88.1 million of cash flows from operating activities. Deferred income taxes of $10.6 million resulted from temporary differences. Cash flows from working capital components decreased $2.1 million as a result of an increase in accounts receivable associated with higher same-store sales and an increase in inventory levels to meet increased hardgoods and gas sales volumes, a decrease in accounts payable offset by an increase in accrued expenses and other current liabilities. Days' sales outstanding and distribution hardgoods days' supply of inventory improved slightly compared to March 31, 1997 levels.

     Cash flow, before special charges and divestitures increased to record levels. After-tax cash flow (net earnings plus depreciation, depletion and amortization and deferred income taxes) increased 13.3% to $132.9 million compared to $117.3 million in the prior year. The increase was attributable to the continued success of the Company's acquisition growth strategies combined with internal sales growth and continuous improvement in other areas.

     Cash used by investing activities totaled $295.4 million in 1998, which was primarily comprised of capital expenditures of $124.7 million and acquisitions and equity investments totaling $186.4 million. Proceeds from the sale of a business, the sale of property and equipment and dividends from joint ventures provided cash of $11.7 million.

     The Company's use of cash for capital expenditures was attributable to the construction of two air separation plants, the continued assimilation of acquisitions which require expenditures for combining cylinder fill plants, the improvement of truck fleets, the purchase of cylinders in order to return cylinders rented from third parties and the purchase of cylinders and bulk tanks necessary to facilitate gas sales growth. During 1998, the Company incurred capital expenditures totaling $34 million related to two air

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

separation plants which became operational in January 1998. Excluding the air separation plants, purchases of growth assets related to cylinders, bulk tanks and machinery and equipment represented approximately 60% of 1998 capital expenditures.

     During 1999 and 2000, in connection with the standardization of information systems and the build-out of ADI warehouses, the Company expects capital expenditures of approximately $17 million and $4 million, respectively.

     Financing activities provided cash of $161 million, with total debt outstanding increasing by $187.9 million from March 31, 1997. Funds from financing activities were used primarily for distribution acquisitions, equity investments, capital expenditures and the repurchase of Airgas Common Stock.

     In December 1997, the Company combined its $500 million credit agreement maturing September 1, 2001, its $125 million credit agreement maturing November 1, 1998 and two C$50 million credit agreements into a single credit agreement. The amended credit agreement provides the Company with unsecured revolving credit facilities totaling US$725 million and C$100 million (US$71 million). The Company may borrow under these facilities until the final maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. In April 1998, the credit agreement was amended to provide for the special charges related to the Company's Repositioning Plan. At March 31, 1998, the Company had borrowings under the agreement of US$480 million, C$58 million (US$40 million), had commitments under letters of credit supported by the agreement of US$77 million, and, based on restrictions related to cash flow to funded debt coverage, had total additional borrowing capacity under the agreement of approximately US$113 million. At March 31, 1998, the effective interest rate related to outstanding borrowings under the credit line was approximately 6.12% on US borrowings and 5.36% on Canadian borrowings.

     The Company has a medium-term note program which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. At March 31, 1998, the Company had the following long-term debt outstanding under the medium-term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 25 interest rate swap agreements during the period from June 1992 through March 31, 1998, including two forward starting swaps. The swap agreements are with major financial institutions and aggregate $498 million in notional principal amount at March 31, 1998. Approximately $253 million of the notional principal amount of the swap agreements require fixed interest payments based on an average effective rate of 6.63% for remaining periods ranging between 1 and 8 years. Eight swap agreements require floating rates ($244.5 million notional amount at 5.60% at March 31, 1998). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counter-party's interest payments up-front. At March 31, 1998, approximately

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$13.9 million of such payments were included in other non-current liabilities. The Company continually monitors its positions and the credit ratings of its counter-parties, and does not anticipate non-performance by the counter-parties.

     The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and costs related to its Repositioning Plan primarily through the use of cash flow from operations, debt, common stock for certain acquisition candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for any unanticipated requirement. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     Subsequent to March 31, 1998, the Company acquired five distribution businesses with annual sales of $22 million for an aggregate purchase price of approximately $20 million. In addition, the Company has signed letters of intent for four companies with aggregate annual sales of $16 million for an aggregate purchase price of approximately $19 million.

     In October 1997, the Airgas Board of Directors approved the repurchase of up to an additional 2,000,000 shares of Common Stock from time-to-time to offset share issuances for stock options, the Employee Stock Purchase Plan and acquisitions. Together with previously granted authority, this increased the total repurchase program to a potential 4.6 million shares. The remaining shares authorized for repurchase under the existing program totals approximately 1.6 million shares. The Company has primarily financed its repurchase program with borrowings and funds provided by operating activities. During 1998, the Company repurchased 2,248,000 shares for a total consideration of approximately $33 million. The effect of the 1998 share repurchases on earnings per share was immaterial.

     Approximately 2 million shares were reissued in connection with the 1998 acquisitions of Carbonic Industries Corporation and Industrial Gas Products & Supply, Inc. An additional 709,000 shares were reissued in connection with the fourth quarter 1998 purchase of certain subsidiary minority interests.

     The Company has initiated a project to integrate and standardize its financial general ledger information systems prior to the Year 2000. As a result of this information system standardization, the Company expects these systems to be Year 2000 compliant. The Company currently believes that, with modifications currently underway to existing software and the completion of converting to additional new software, the Year 2000 problem relating to financial systems will not pose significant problems for the Company's information and operations systems so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company is also conducting a comprehensive review of its other information and operations systems to identify the systems that may not function properly in the Year 2000 and thereafter, and is developing an implementation plan to take appropriate corrective action if necessary.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's inflation risks are managed on an entity-by-entity basis through selective price increases, productivity increases and cost-containment measures. Management does not believe that inflation risk is material to the Company's business or its consolidated financial position, results of operations or cash flows.

     The Company does not currently pay dividends.

Other

     New Accounting Pronouncements

     During 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was issued March 4, 1998. SOP 98-1 requires that certain costs incurred during the application and development stage or purchases from third parties of internal-use software be capitalized and amortized over the estimated useful life of the software. In 1998, the Company capitalized and expensed certain costs related to a project to integrate and standardize its financial general ledger systems in accordance with SOP 98-1. The adoption of this statement in 1998 did not have a material impact on earnings, financial condition or liquidity of the Company.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share, effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 in 1998. For the Company, diluted earnings per share is the same as previously reported earnings per share amounts. All prior periods have been restated to conform to the new rules.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this accounting standard in the first quarter of 1999, as required. The adoption of this standard will not impact earnings, financial condition, or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard in 1999, as required. The adoption of this standard will not impact earnings, financial condition or liquidity of the Company.

                                 AIRGAS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     On June 1, 1998, the FASB unanimously approved for issuance SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company.

     Forward-looking Statements

     This report contains statements that are forward looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to underlying market conditions, continued growth in same-store sales, costs and potential disruptive effects of the repositioning, the success of the Repositioning
Plan, implementation and standardization of information systems, including Year 2000 matters, the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES - NOT APPLICABLE

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers is set forth in Item 1 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)    Reports on Form 8-K.

     On February 2, 1998, the Company filed a current report on Form 8-K to announce, under Item 5, its earnings for the third quarter ended December 31, 1997.

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

4.1 Ninth Amended and Restated Credit Agreement dated as of December 5, 1997 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited and Airgas Ontario Inc., Nationsbank, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company's December 31, 1997 Quarterly Report on Form 10-Q).

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

* 10.10 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).

* 10.11 1997 Directors' Stock Option Plan (Incorporated by reference to
        Exhibit 10.2 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).

(11)   Statement re: computation of earnings per share.
(21)   Subsidiaries of the Company.
(23.1) Consent of KPMG Peat Marwick LLP.
(27)   Financial data schedule - March 31, 1998
(27.1) Financial data schedule - March 31, 1997
_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 1998
                                         Airgas, Inc.


                                         By: /s/ Peter McCausland
                                             _________________________
                                             Peter McCausland
                                             Director, Chairman of the Board,
                                             President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                      Date
        _________                        _____                      ____

/s/ Peter McCausland           Director, Chairman of the Board,  June 22, 1998
____________________________   President and Chief Executive Officer
 (Peter McCausland)


/s/ Scott M. Melman            Vice President and Chief         June 22, 1998
____________________________   Financial Officer
 (Scott M. Melman)             (Principal Financial Officer)


/s/ Jeffrey P. Cornwell        Assistant Vice President and
____________________________   Corporate Controller              June 22, 1998
(Jeffrey P. Cornwell)          (Principal Accounting Officer)


/s/ W. Thacher Brown           Director                          June 22, 1998
____________________________
 (W. Thacher Brown)


/s/ Frank B. Foster, III       Director                          June 22, 1998
____________________________
  (Frank B. Foster, III)


/s/ Robert E. Naylor           Director                          June 22, 1998
____________________________
  (Robert E. Naylor)

/s/ Robert L. Yohe             Director                          June 22, 1998
____________________________
  (Robert L. Yohe)


/s/ John A.H. Shober           Director                          June 22, 1998
____________________________
  (John A.H. Shober)


/s/ Merril L. Stott            Director                          June 22, 1998
____________________________
  (Merril L. Stott)


/s/ Rajiv L. Gupta             Director                          June 22, 1998
____________________________
  (Rajiv L. Gupta)


                               Director                          June __, 1998
____________________________
  (Argeris N. Karabelas)

                        AIRGAS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                  Reference In
                                                                   Report on
                                                                   Form 10-K
                                                                   _________

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Statement of Management's Financial Responsibility . . . . . . .      F-3

Consolidated Balance Sheets at March 31, 1998 and 1997 . . . . .      F-4

Consolidated Statements of Earnings for the Years Ended
  March 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . .      F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1998, 1997 and 1996. . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1998, 1997 and 1996. . . . . . . . . .. . . . . . . .     F-7

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Philadelphia, Pennsylvania                               KPMG PEAT MARWICK LLP
May 13, 1998

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

Airgas, Inc.

/s/ Scott M. Melman                                  /s/ Peter McCausland
________________________                             _______________________
Scott M. Melman                                      Peter McCausland
Vice President and                                   Chairman, President and
Chief Financial Officer                              Chief Executive Officer


May 13, 1998

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                     March 31,
                                                             ________________
(In thousands, except per share amounts)                     1998       1997
________________________________________                     ____       ____
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $5,676 in 1998 and $4,443 in 1997 . . . . .$  186,342  $  151,053
Inventories (Note 5) . . . . . . . . . . . . . . . . . .   154,937     129,372
Prepaid expenses and other current assets. . . . . . . .    25,555      31,574
                                                         _________   _________
     Total current assets. . . . . . . . . . . . . . . .   366,834     311,999
                                                         _________   _________
Plant and equipment, at cost (Note 6). . . . . . . . . .   923,635     736,083
 Less accumulated depreciation. . . . . . . . . . . . . . (236,331)   (183,922)
                                                         _________   _________
  Plant and equipment, net . . . . . . . . . . . . . . .   687,304     552,161
                                                         _________   _________
Goodwill, net of accumulated amortization
 of $42,147 in 1998 and $29,503 in 1997. . . . . . . . .   410,753     294,614

Other non-current assets (Note 7) . . . . . . . . . . .    176,583     132,257

                                                         _________   _________
                                                        $1,641,474  $1,291,031
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt (Note 9) . . . . . . .$   12,150   $ 25,158
Accounts payable, trade. . . . . . . . . . . . . . . . .    84,602     74,329
Accrued expenses and other current liabilities (Note 8).   128,806     87,663
                                                         _________  _________
     Total current liabilities . . . . . . . . . . . . .   225,558    187,150
                                                         _________  _________
Long-term debt (Note 9). . . . . . . . . . . . . . . . .   830,845    629,931
Deferred income taxes (Note 14). . . . . . . . . . . . .   121,356    104,266
Other non-current liabilities (Note 9) . . . . . . . . .    36,842     29,601
Minority interest in subsidiaries (Note 20). . . . . . .         -      3,426
Commitments and contingencies (Notes 17 and 18). . . . .

Stockholders' Equity (Note 10)
Preferred stock, no par value, 20,000 shares authorized,
 no shares issued or outstanding in 1998 and 1997                -          -
Common stock, par value $.01 per share, 200,000 shares
 authorized, 71,357 and 68,762 shares issued in
 1998 and 1997, respectively . . . . . . . . . . . . . .       714        688
Capital in excess of par value . . . . . . . . . . . . .   192,358    155,543
Retained earnings. . . . . . . . . . . . . . . . . . . .   237,166    196,626
Cumulative translation adjustments . . . . . . . . . . .      (779)      (468)
Treasury stock, 176 and 800 common shares at cost
 in 1998 and 1997, respectively. . . . . . . . . . . . .    (2,586)   (15,732)
                                                         _________  _________
     Total stockholders' equity. . . . . . . . . . . . .   426,873    336,657
                                                         _________  _________
                                                        $1,641,474 $1,291,031
                                                         =========  =========
         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended March 31,
(In thousands, except per share amounts)       ______________________________
_______________________________________        1998        1997        1996
                                               ____        ____        ____
Net Sales
Distribution . . . . . . . . . . . . . . . .$1,098,588  $  999,555   $801,552
Direct Industrial. . . . . . . . . . . . . .   223,370      99,216         --
Manufacturing  . . . . . . . . . . . . . . .   126,032      60,123     36,592
                                             _________   _________    _______
     Total net sales . . . . . . . . . . . . 1,447,990   1,158,894    838,144
                                             _________   _________    _______
Costs and Expenses
Cost of products sold (excluding depreciation,
 depletion and amortization)
  Distribution . . . . . . . . . . . . . . .   555,392     503,470    395,370
  Direct Industrial. . . . . . . . . . . . .   161,326      72,543         --
  Manufacturing. . . . . . . . . . . . . . .    62,139      35,370     24,121
Selling, distribution and administrative
 expenses  . . . . . . . . . . . . . . . . .   468,565     371,310    279,906
Depreciation, depletion and amortization . .    76,670      62,491     45,762
Special charges, net (Note 3). . . . . . . .     4,950      31,425         --
                                             _________   _________    _______
     Total costs and expenses. . . . . . . . 1,329,042   1,076,609    745,159
                                             _________   _________    _______
Operating Income
 Distribution. . . . . . . . . . . . . . . .   105,371     100,300     86,130
 Direct Industrial . . . . . . . . . . . . .     6,101       3,076         --
 Manufacturing . . . . . . . . . . . . . . .    12,426      10,334      6,855
 Special charges, net (Note 3) . . . . . . .    (4,950)    (31,425)        --
                                             _________    ________    _______
     Total operating income  . . . . . . . .   118,948      82,285     92,985
Interest expense, net (Note 13). . . . . . .   (53,290)    (39,752)   (24,862)
Other income, net. . . . . . . . . . . . . .     2,813       1,672        782
Equity in earnings of unconsolidated
  affiliates (Note 12) . . . . . . . . . . .     2,931         958         --
Minority interest (Note 20). . . . . . . . .      (873)       (817)      (663)
                                             _________   _________    _______
       Earnings before income taxes. . . . .    70,529      44,346     68,242
Income taxes (Note 14) . . . . . . . . . . .    29,989      21,080     28,522
                                             _________   _________    _______
       Net earnings. . . . . . . . . . . . .$   40,540  $   23,266   $ 39,720
                                             =========   =========    =======
Basic Earnings Per Share (Notes 4 and 10). .$      .59  $      .35   $    .63
                                             =========   =========    =======
Diluted Earnings Per Share (Notes 4 and 10).$      .57  $      .34   $    .60
                                             =========   =========    =======

Weighted Average Shares Outstanding:
  Basic. . . . . . . . . . . . . . . . . . .    68,660      65,875     62,820
                                             =========   =========    =======
  Diluted. . . . . . . . . . . . . . . . . .    70,800      68,640     65,840
                                             =========   =========    =======



         See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                                     Years Ended March 31, 1998, 1997 and 1996
                                     _________________________________________
                                      Shares of                    Capital in
                                      Common Stock      Common     Excess of
(In thousands)                        $.01 Par Value    Stock      Par Value
______________                        ______________    ______     __________

Balance--April 1, 1995. . . . . . . . .   63,002.1       $630        $61,820

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 10) . .
Issuance of stock in connection
 with acquisitions (Note 2). . . . . . .     843.7          9         11,435
Stock warrants and options exercised
 (Notes 10 and 11) . . . . . . . . . . .   1,841.6         17          3,705
Tax benefit associated with exercise
 of stock options and warrants (Note 14)                               7,613
Shares issued upon acquisition of minority
  interests (Note 20)                        258.1          3          3,547
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     368.2          4          3,392
                                          ________        ___         ______
Balance--March 31, 1996. . . . . . . . .  66,313.7       $663        $91,512

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 10) . .
Reissuance of treasury stock . . . . . .
Issuance of stock in connection
 with acquisitions (Note 2). . . . . . .   1,102.9         11         49,556
Stock warrants and options exercised
 (Notes 10 and 11) . . . . . . . . . . .     872.6          9          3,370
Tax benefit associated with exercise
 of stock options and warrants (Note 14)                               4,229
Shares issued upon acquisition of minority
  interests (Note 20). . . . . . . . . .      76.5          1          1,724
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     395.9          4          5,152
                                          ________        ___         ______
Balance--March 31, 1997 . . . . . . . .   68,761.6       $688       $155,543

Net earnings . . . . . . . . . . . . . .
Foreign currency translation adjustment.
Purchase of treasury stock (Note 10) . .
Reissuance of treasury stock (Note 10) .                               5,207
Issuance of stock in connection
 with acquisitions (Note 2). . . . . . .   1,440.0         14         18,524
Stock options exercised (Note 11). . . .     704.5          7          3,329
Tax benefit associated with exercise
 of stock options and warrants (Note 14)                               3,807
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11).     450.7          5          5,948
                                          ________        ___        _______
Balance--March 31, 1998 . . . . . . . .   71,356.8       $714       $192,358
                                          ========        ===        =======
                                              COLUMNS CONTINUED ON NEXT PAGE
                                     F-6

       44               AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY - (Continued)
                                     Years Ended March 31, 1998, 1997 and 1996
                                     _________________________________________
                                                       Cumulative
                                         Retained      Translation    Treasury
(In thousands)                           Earnings      Adjustments    Stock
______________                           _________     ___________    ________

Balance--April 1, 1995 . . . . . . . . . $133,640        $(469)       $(5,969)

Net earnings. . . . . . . . . . . . . . .  39,720
Foreign currency translation adjustment .                   59
Purchase of treasury stock (Note 10). . .                             (22,947)
Issuance of stock in connection
 with acquisitions (Note 2) . . . . . . .
Stock warrants and options exercised
 (Notes 10 and 11). . . . . . . . . . . .
Tax benefit associated with exercise
 of stock options and warrants (Note 14).
Shares issued upon acquisition of minority
 interests (Note 20). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                         ________         ____         ______
Balance--March 31, 1996 . . . . . . . . .$173,360        $(410)      $(28,916)

Net earnings. . . . . . . . . . . . . . .  23,266
Foreign currency translation adjustment .                 (58)
Purchase of treasury stock (Note 10). . .                             (15,732)
Reissuance of treasury stock. . . . . . .                              28,916
Issuance of stock in connection
 with acquisitions (Note 2) . . . . . . .
Stock warrants and options exercised
 (Notes 10 and 11). . . . . . . . . . . .
Tax benefit associated with exercise
 of stock options and warrants (Note 14).
Shares issued upon acquisition of minority
 interests (Note 20). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                         ________        ____         _______
Balance--March 31, 1997  . . . . . . . . $196,626      $(468)       $(15,732)

Net earnings. . . . . . . . . . . . . . .  40,540
Foreign currency translation adjustment .               (311)
Purchase of treasury stock (Note 10). . .                            (33,120)
Reissuance of treasury stock (Note 10). .                             46,266
Issuance of stock in connection
 with acquisitions (Note 2) . . . . . . .
Stock options exercised (Note 11) . . . .
Tax benefit associated with exercise
 of stock options and warrants (Note 14).
Shares issued upon acquisition of minority
 interests (Note 20). . . . . . . . . . .
Shares issued in connection with
 Employee Stock Purchase Plan (Note 11) .
                                          _______       ____          _______
Balance--March 31, 1998  . . . . . . . . $237,166      $(779)       $ (2,586)
                                          =======       ====          =======
       See accompanying notes to consolidated financial statements.
                                     F-6, Continued

       45               AIRGAS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                       Years Ended March 31,
                                                   1998      1997     1996
                                                   ____      ____     ____
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings . . . . . . . . . . . . . . . . .  $ 40,540  $ 23,266  $ 39,720
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation, depletion and amortization,
   including special charges . . . . . . . . .    88,092    66,421    45,762
  Deferred income taxes. . . . . . . . . . . . .  10,649      (170)   10,868
  Equity in earnings of unconsolidated
   affiliates. . . . . . . . . . . . . . . . . .  (4,409)   (2,314)   (1,428)
  (Gain)/Loss on sale of assets. . . . . . . . .  (1,956)      616       (12)
  Minority interest in earnings . . . . . . . . .    873       817       663
  Stock issued for employee benefit plan expense   5,953     5,156     3,396
Changes in assets and liabilities, excluding
  effects of business acquisitions and divestitures:
  Trade receivables, net. . . . . . . . . . . .   (8,108)   (6,661)   (5,300)
  Inventories, net. . . . . . . . . . . . . . .   (7,336)  (12,090)   (2,509)
  Prepaid expenses and other current assets . .      637     3,687      (960)
  Accounts payable, trade . . . . . . . . . . .   (7,072)   10,534    (1,461)
  Accrued expenses and other current
   liabilities. . . . . . . . . . . . . . . . .   19,761     6,247     4,485
  Other assets and liabilities, net . . . . . .   (3,224)  (14,262)   (1,202)
                                                 _______   _______    ______
    Net cash provided by operating activities.   134,400    81,247    92,022
                                                 _______   _______    ______
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . . .  (124,725)  (74,358)  (41,236)
Proceeds from sale of assets . . . . . . . . .     7,534    10,137     3,968
Business acquisitions, net of cash acquired. .  (154,395) (168,666) (142,776)
Business acquisitions, holdback settlements. .    (6,750)   (7,943)   (7,381)
Investment in unconsolidated affiliates. . . .   (25,220)  (33,995)   (3,448)
Dividends from unconsolidated affiliates . . .     4,165     1,729     1,037
Other, net . . . . . . . . . . . . . . . . . .     3,957    (2,949)     (121)
                                                 _______  ________    ______
    Net cash used by investing activities. . .  (295,434) (276,045) (189,957)
CASH FLOWS FROM FINANCING ACTIVITIES             _______  ________   _______
Proceeds from borrowings . . . . . . . . . . .   450,051   916,677   692,414
Repayment of debt. . . . . . . . . . . . . . .  (275,450) (707,401) (594,931)
Financing costs. . . . . . . . . . . . . . . .      (369)   (2,261)     (136)
Repurchase of treasury stock . . . . . . . . .   (34,433)  (14,419)  (22,947)
Exercise of options and warrants . . . . . . .     4,360     3,162     3,722
Net overdraft. . . . . . . . . . . . . . . . .    16,875      (960)    4,068
Other financing activities . . . . . . . . . .        --        --    15,745
                                                 _______  ________    ______
    Net cash provided by financing activities.   161,034   194,798    97,935
                                                 _______  ________    ______
CASH INCREASE (DECREASE) . . . . . . . . . . .        --        --        --
Cash--Beginning of year. . . . . . . . . . . .        --        --        --
                                                 _______   _______    ______
Cash--End of year. . . . . . . . . . . . . . .  $     --   $    --    $   --
                                                 =======   =======    ======




             For supplemental cash flow disclosures see Note 19.
         See accompanying notes to consolidated financial statements.

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

(b) Inventories

     Inventories are stated at the lower of cost or market with cost for approximately 88% and 87% of the inventories at March 31, 1998 and 1997, respectively, determined by the first-in, first-out (FIFO) method. Cost for the remainder of inventories was determined using the last-in, first-out (LIFO) method.

(c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets. Depletion of the cost of carbon dioxide production facilities, well equipment and leases are computed on the unit-of-production method.

     During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized on a straight-line basis over the estimated useful life of the software. The adoption of this statement in 1998 did not have a material impact on earnings, financial condition or liquidity of the Company.

     During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. As discussed in Note 3, the Company recorded a write-down related to certain property, plant, equipment, goodwill and other intangible assets in 1998 and 1997, respectively. Assets to be disposed of are not depreciated while held for disposal.

       47               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     In making such determination with respect to goodwill, the Company evaluates performance of the underlying business which give rise to such amounts. Approximately 95% of the Company's goodwill is assigned a useful life of 40 years. The assets acquired in connection with these acquisitions continue to contribute a significant portion of the Company's net sales, total operating income and cash flow. The primary asset acquired in connection with the acquisition of industrial gas distributors are cylinders, which management believes have a useful life in excess of 40 years.

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

(k)  Reclassifications

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2) ACQUISITIONS

     Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions. Also, as discussed in Note 20, the Company has accounted for the acquisition of subsidiary minority interests in 1998, 1997 and 1996 using the purchase method of accounting.

     1998 - During 1998, the Company purchased 28 businesses. The largest of these acquisitions and their effective dates included Carbonic Industries Corporation (June 5, 1997), Lyons Safety, Inc. (July 1, 1997), Industrial Gas Products & Supply, Inc. (October 1, 1997), Carbonic Reserves, Inc. (October 14,
1997), JWS Technologies, Inc. (November 1, 1997) and The Hoprich Company (February 1, 1998). The aggregate purchase price for these acquisitions amounted to approximately $224 million. The purchase price for the remaining 22 businesses amounted to approximately $59 million.

     1997 - During 1997, the Company purchased 24 businesses. The largest of these acquisitions and their effective dates included IPCO Safety Products Company (April 1, 1996), American Welding Supply (June 1, 1996), Rutland Tool & Supply Co., Inc. (September 1, 1996), Findley Welding Supply, Inc. (October 1,
1996), and Northeast Jackson Dome (December 1, 1996). The aggregate purchase price for these acquisitions amounted to approximately $233 million. The purchase price for the remaining 19 businesses amounted to approximately $76 million.
                                     F-10

       49               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     In connection with the above acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1998       1997      1996
______________                                   ____       ____      ____

Cash paid . . . . . . . . . . . . . . . . . . $154,395   $168,666  $142,776
Issuance of Airgas Common Stock . . . . . . .   55,608     78,671    11,443
Notes issued to sellers . . . . . . . . . . .   20,996     30,104    24,242
Notes payable and capital leases assumed. . . 5,947 2,103 4,073 Other liabilities assumed and accrued
 acquisition costs. . . . . . . . . . . . . .   46,192     29,733    54,223
                                               _______     ______    ______
Total purchase price allocated to assets
  acquired. . . . . . . . . . . . . . . . . . $283,138   $309,277  $236,757
                                               =======    =======   =======

     Included in the 1998 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's Common Stock (which included approximately 2 million shares which were issued out of treasury stock), issued in connection with the acquisitions of Carbonic Industries Corporation, Kendeco Supply Company and Industrial Gas Products.

     Included in the 1997 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's Common Stock (which included approximately 2.4 million shares which were issued out of treasury stock), issued in connection with the acquisition of Rutland Tool and Supply Co.

     In connection with four acquisitions, the Company is required to issue shares of Airgas Common Stock if the Airgas Common Stock price at certain dates during 1999 and 2001 is less than a previously established price. Shares become issuable if the Airgas Common Stock price falls below a range of $12.96 - 14.13 per share. At March 31, 1998, based on the Airgas Common Stock price, no shares were contingently issuable. Subsequently issued Common Stock will reduce additional paid in capital and increase Common Stock for the par value of the additional number of shares of Common Stock.

     The purchase price for business acquisitions and minority interests were allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations have been based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date. Costs in excess of net assets acquired (goodwill) for 1998, 1997 and 1996 amounted to $130.6 million, $144.0 million and $81.3 million respectively.

       50            AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(2) ACQUISITIONS - (Continued)

     The following presents unaudited estimated pro forma operating results as if the 1998 and 1997 acquisitions had been consummated on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1996 or of results which may occur in the future.

                                                       Years Ended March 31,
                                                       _____________________
(In thousands except per share amounts)                 1998           1997
_______________________________________                 ____           ____

Net sales . . . . . . . . . . . . . . . . . . .     $1,541,692     $1,468,911
Net earnings. . . . . . . . . . . . . . . . . .         39,273         19,884
Diluted earnings per share: . . . . . . . . . .            .55            .27

     Subsequent to March 31, 1998, the Company has acquired five distribution businesses, with aggregate annual sales of approximately $22 million for an aggregate purchase price of approximately $20 million. In addition, the Company has signed letters of intent for four companies with aggregate annual sales of $16 million for an aggregate purchase price of approximately $19 million.

(3) SPECIAL CHARGES

     During the fourth quarter of 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Repositioning Plan involves: consolidating the Distribution segment by combining 34 hubs into 16 larger regional companies; consolidating certain of Airgas Direct Industrial's ("ADI") warehouse facilities into five large regional distribution facilities; restructuring the carbon dioxide businesses in the Manufacturing segment; standardizing and integrating information systems utilizing two legacy systems; and building a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels, and to strengthen national sales and marketing. To focus on its core business, the Company intends to divest certain non-strategic businesses and to sell or seek joint venture partners for several non-U.S. operations. The Company anticipates that the Repositioning Plan will be substantially completed by June 30, 1999.

     In connection with the Repositioning Plan, the Company recorded special charges in the fourth quarter ("1998 Special Charges") totaling $19.5 million ($12.4 million after tax or $.18 per diluted share) which consisted of the following:
(in thousands)
______________
     Impairment write-down of property, plant,
      equipment and goodwill                           $11,423
     Divestiture charges                                 6,851
     Facility exit costs                                 2,577
     Severance costs                                     1,578
     Acquisition break-up fee, net                      (2,979)
                                                        ______
           Special Charges                              19,450

     Refrigerant recovery                              (14,500)
                                                        ______
           Special charges, net                        $ 4,950
                                                        ======
                                      F-12

       51            AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) SPECIAL CHARGES - (Continued)

     The Repositioning Plan requires the sale, closure or downsizing of approximately 30 distribution locations and a workforce reduction of approximately 200 employees. The Company believes these actions will result in the consolidation of distribution facilities into fewer, larger and more efficient facilities.

     As a result, the Company has written-down to fair value, less the cost to dispose of, certain property, plant and equipment and related goodwill by $11.4 million. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. The write-down primarily relates to: computer equipment which is obsolete as a result of standardizing information systems; buildings and improvements related to facilities which are being closed; machinery and equipment related to discontinued product lines; and the goodwill associated with related business combinations.

     In connection with the impending divestiture of certain non-strategic businesses, the Company has established reserves of approximately $6.9 million. The write-down was based on an evaluation of the estimated fair value of these assets which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. Sales associated with such businesses total approximately $25 million.

     Other costs including leased facility termination costs and severance totaled $2.6 million and $1.6 million, respectively.

     The break-up fee was received during the fourth quarter in connection with a proposed acquisition of an industrial gas distributor and is net of acquisition costs of $2.5 million.

     The 1998 Special Charges impacted the Company's three business segments as follows:
                                    Special     Refrigerant
(in thousands)                      Charges      Recovery       Total
______________                     ________     ___________     _____
           Distribution            $11,875     $      -       $11,875
           ADI                       4,009            -         4,009
           Manufacturing             3,566      (14,500)      (10,934)
                                    ______       ______        ______
                                   $19,450     $(14,500)      $ 4,950
                                    ======       ======        ======

     The Company believes the estimated impact on 1999 operating expenses resulting from the write-down of property, plant, equipment and goodwill is approximately $1.3 million. This benefit will largely be offset by higher costs associated with expanding the Company's workforce in such areas as sales and marketing and technical specialists, the expansion of existing and new facilities and improved information systems. During 1999, in connection with the standardization of information systems and the build-out of ADI warehouses, the Company expects non-recurring expenses and capital expenditures of approximately $7 million and $17 million, respectively. Until such time as the information systems are converted and warehouse and administrative functions are consolidated, the Company expects to incur higher operating costs and expenses.

                     AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) SPECIAL CHARGES - (Continued)

     Cash outflows related to the 1998 Special Charges, before the acquisition break-up fee, are estimated to total $4.2 million. Approximately $600 thousand was paid at March 31, 1998. The Company expects the balance to be paid during fiscal 1999.

     On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in litigation related to the fraudulent breach of contract by a third-party supplier of refrigerant gas which was reported by the Company in December 1996. The Company recorded a non-recurring pre-tax charge during the fourth quarter of 1997 of $26.4 million (after-tax $17 million or $.25 per share) for product losses and costs associated with the Company's investigation into the fraud and recovery of damages. As a result of the settlement, the Company recorded a non-recurring gain in the second quarter of 1998 of $14.5 million (after-tax $9.4 million or $.13 per share). The Company is seeking recovery of the balance of the fraud losses from its insurers.

    In 1997, the Company decided to divest its ownership of a breathing air services subsidiary and to restructure its welding machine rental operations. The Company recorded a pre-tax, non-cash charge of approximately $5 million(approximately $3.2 million after tax) during the fourth quarter of 1997 related to the write-down of certain machinery, equipment, goodwill and other intangible assets of these two distribution product-line businesses. The write-down was based on an evaluation of the estimated fair value of the assets associated with these two businesses which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets.

(4) EARNINGS PER SHARE

     In 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the disclosure of Basic and Diluted EPS, on the face of the statement of earnings. All prior periods have been restated to conform to the new requirements.

     Basic earnings per share is calculated by dividing net earnings by the average number of shares of the Company's Common Stock outstanding during the period. Diluted earnings per share is calculated by adjusting the average common shares outstanding for the dilutive effect of common stock equivalents related to stock options and contingently issuable shares.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 1998, 1997 and 1996:
                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                     1998       1997      1996
______________                                     ____       ____      ____
Weighted average common shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . .    68,660     65,875    62,820
 Stock options and warrants. . . . . . . . . .     2,140      2,765     3,020
                                                  ______     ______    ______
 Diluted . . . . . . . . . . . . . . . . . . .    70,800     68,640    65,840
                                                  ======     ======    ======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) INVENTORIES
     Inventories consist of:                               March 31,
                                                     _______________________
(In thousands)                                        1998            1997
______________                                        ____            ____

Finished goods. . . . . . . . . . . . . . . . . . . $154,003        $129,218
Raw materials . . . . . . . . . . . . . . . . . . .    2,380           1,526
                                                     _______         _______
                                                     156,383         130,744
Less reduction to LIFO cost . . . . . . . . . . . .   (1,446)         (1,372)
                                                     _______         _______
                                                    $154,937        $129,372
                                                     =======         =======

(6) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

                                                          March 31,
                                                        ____________________
                                             Depreciable
(In thousands)                               Lives (Yrs)   1998         1997
______________                               ___________   ____         ____

Land and land improvements . . . . . . . . . .       -  $  26,050   $ 21,676
Buildings and leasehold improvements . . . . .      25     88,130     66,659
Cylinders. . . . . . . . . . . . . . . . . . .      30    404,198    365,253
Machinery and equipment, including bulk tanks. 7 to 30    300,599    202,002
Computers and furniture and fixtures . . . . . 3 to 10     52,051     39,273
Transportation equipment . . . . . . . . . . . 3 to 15     48,720     39,264
Construction in progress . . . . . . . . . . .       -      3,887      1,956
                                                          _______    _______
                                                        $ 923,635   $736,083
                                                          =======    =======

Depreciation, depletion and amortization of plant and equipment (excluding special charges) charged to operations amounted to $52.2 million, $39.1 million and $32.0 million in 1998, 1997 and 1996, respectively.

(7) OTHER NON-CURRENT ASSETS

     Other non-current assets include:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1998            1997
______________                                        ____            ____

Investment in unconsolidated affiliates (Note 12).  $ 98,522        $64,992
Noncompete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $73.2 million in 1998
  and $59.8 million in 1997 . . . . . . . . . . . .   63,205         54,794
Other assets. . . . . . . . . . . . . . . . . . . .   14,856         12,471
                                                     _______        _______
                                                    $176,583       $132,257
                                                     =======        =======

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

                                                          March 31,
                                                     _______________________
(In thousands)                                        1998            1997
______________                                        ____            ____

Cash overdraft. . . . . . . . . . . . . . . . . . . $ 31,621       $ 14,746
Restructuring reserves . . . . . . . . . . . . . .    12,764              -
Insurance payable and related reserves. . . . . . .    7,248          5,224
Customer cylinder deposits. . . . . . . . . . . . .    8,668          8,185
Accrued interest . . . . . . . . . . . . . . . . .     8,918          5,425
Other accrued expenses and current liabilities. . .   59,587         54,083
                                                     _______        _______
                                                    $128,806       $ 87,663
                                                     =======        =======

(9) INDEBTEDNESS

(a) Long-term debt consists of the following:
                                                          March 31,
                                                     _______________________
(In thousands)                                        1998            1997
______________                                        ____            ____

Revolving credit borrowings . . . . . . . . . . . .  $519,736       $311,877
Medium-term notes . . . . . . . . . . . . . . . . .   225,000        225,000
Acquisition and investment notes. . . . . . . . . .    79,521         87,426
All other notes, at various rates and maturities. .    18,738         30,786
                                                      _______        _______
Total long-term debt. . . . . . . . . . . . . . . .   842,995        655,089
Less current installments . . . . . . . . . . . . .   (12,150)       (25,158)
                                                      _______        _______
Long-term debt, excluding current installments. . .  $830,845       $629,931
                                                      =======        =======

     The Company has unsecured revolving credit facilities totaling US$725 million and C$100 million (US$71 million). The Company may borrow under these facilities until the final maturity date of December 5, 2002. There were no other significant changes in the terms, conditions or covenants of the amended credit agreement compared to the previous credit agreements. The agreement contains covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. In April 1998, the credit agreement was amended to provide for the special charges related to the Company's Repositioning Plan. At March 31, 1998, the Company had borrowings under the agreement of US$480 million, C$58 million (US$40 million), had commitments under letters of credit supported by the agreement of US$77 million, and based on restrictions related to cash flow to funded debt coverage, had total additional borrowing capacity under the agreement of approximately US$113 million. At March 31, 1998, the effective interest rate related to outstanding borrowings under the lines was approximately 6.12% on total U.S. borrowings and 5.36% on Canadian borrowings.

       55              AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS - (Continued)

     In 1997, the Company commenced a medium-term note program which provides for the issuance of its securities with an aggregate public offering price of up to $450 million. At March 31, 1998, the Company has the following long-term debt outstanding under the medium-term note program: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%, and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

     Acquisition notes represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average rate of 7.3%. Some acquisition notes require balloon payments which are included in the aggregate maturity schedule.

     The aggregate maturities of long-term debt for the five years ending March 31, 2004 and thereafter are as follows (in thousands):

       Years Ending March 31,                       Aggregate Maturity
       ______________________                       __________________
       1999 . . . . . . . . . . . . . . . . . . .   $    12,150
       2000 . . . . . . . . . . . . . . . . . . .        14,279
       2001 . . . . . . . . . . . . . . . . . . .        17,941
       2002 . . . . . . . . . . . . . . . . . . .        71,622
       2003 . . . . . . . . . . . . . . . . . . .       527,051
       2004 and thereafter. . . . . . . . . . . .       199,952
                                                      _________
                                                     $  842,995
                                                      =========

The fair value of long-term debt as of March 31, 1998 was approximately $855 million based on current rates offered to the Company by financial institutions for similar type instruments.

(b) Swap Agreements

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 25 interest rate swap agreements during the period from June 1992 through March 31, 1998. The interest rate swap agreements are with major financial institutions having a total notional principal amount of $498 million at March 31, 1998.

     Approximately $253 million of the swap agreements require fixed interest payments based on an average effective rate of 6.63% for remaining periods ranging between 1 and 8 years. Eight swap agreements require floating rates ($244.5 million notional amount at 5.60% at March 31, 1998). The effect of the swap agreements was to increase interest expense $1 million, $1.4 million and $1.3 million in 1998, 1997 and 1996, respectively. Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments upfront. At March 31, 1998, approximately $13.9 million of such payments were included in other non-current liabilities.

       56               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS - (Continued)

     The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. The fair market value of the swap agreements was $481 thousand below their carrying value at March 31, 1998.

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2004 and thereafter are as follows (in thousands):
                                       Notional Principal Amounts
                                       __________________________
       Years Ending March 31,          Pay-Fixed      Receive-Fixed
       ______________________          _________      _____________
       1999 . . . . . . . . . . . . .  $ 12,500      $  7,500
       2000 . . . . . . . . . . . . .    26,019        12,000
       2001 . . . . . . . . . . . . .    66,018             0
       2002 . . . . . . . . . . . . .    27,369        50,000
       2003 . . . . . . . . . . . . .    81,150             0
       2004 and thereafter. . . . . .    40,000       175,000
                                        _______       _______
                                       $253,056      $244,500
                                        =======        ======
(10) STOCKHOLDERS' EQUITY

(a) Common Stock

     On March 22, 1996, the Company's Board of Directors declared a two-for-one stock split to stockholders of record on April 1, 1996, payable on April 15, 1996. All earnings per share data reflects this two-for-one stock split.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue 20 million shares of preferred stock. Of the 20 million shares authorized, 200,000 shares have been designated as Series A Junior Participating Preferred Stock and 200,000 shares have been designated as Series B Junior Participating Preferred Stock (see Note 10(e) for further discussion). At March 31, 1998 and 1997, no shares of the preferred stock were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series, and the Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of Preferred Stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30,000 shares of redeemable preferred stock. At March 31, 1998 and 1997, no shares were outstanding.

       57               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) STOCKHOLDERS' EQUITY - (Continued)

(c) Treasury Stock

     The Company's Board of Directors has authorized the repurchase of up to a total of 4,600,000 shares of Airgas common stock. Through March 31, 1998, the Company has repurchased 3,048,000 shares and reissued 2,871,927 shares. During 1998, the Company acquired 2,248,000 shares. In 1998, the Company reissued 1,954,000 shares in connection with its acquisition program, 708,796 shares related to the purchase of subsidiary minority interests as described in Note 21, and 209,131 shares for stock option exercises. When treasury shares are reissued, the Company uses an average cost method and the excess of the repurchase cost over the reissuance price is treated as a charge to additional-paid-in-capital. The Company's treasury shares will continue to be used to fund acquisitions and employee benefit programs and will be acquired in open market transactions, from time-to-time, depending on market conditions.

(d) Stock Purchase Warrants

     The Company and the Chairman of the Company were parties to a Stock and Warrant Issuance Agreement, as amended (the "Warrant Agreement"), which was entered into in connection with the Company's acquisition of US Airgas, Inc., of which the Chairman was the majority shareholder, in May 1986. Pursuant to the Warrant Agreement, the Chairman received warrants to purchase a total of 14,127,432 shares of the Company's common stock. As of May 1996, all warrants had been exercised or had expired.

(e) Shareholder Rights Plan

     Effective April 1, 1997, the Board of Directors adopted a new stockholder rights plan (the "1997 Plan"). Pursuant to the 1997 Plan, the Board declared a dividend distribution of one right for each share of common stock outstanding on April 29, 1997. Each right entitles the holder to purchase from the company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

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

     On August 1, 1988, the Company Board of Directors adopted a preferred share purchase rights plan (the "1988 Plan") that entitled Company stockholders to purchase from the Company a unit consisting of one-hundredth of a share of Series A Junior Participating Preferred Shares, or a combination of securities and assets of equivalent value, at a purchase price of $65.00 per unit, subject to adjustment. The 1988 Plan will expire in August 1998. In view of, among other things, the impending expiration of the 1988 Plan, the Board adopted the 1997 Plan. Pending its expiration in 1998, the Board amended the 1988 Plan to provide that it will not take effect if the 1997 Plan is triggered.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued," as permitted by SFAS 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. However, pro forma information regarding net income and earnings per share is required. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date, the Company's pro forma net income and earnings per share for 1998, 1997 and 1996 would be as follows:

(in thousands, except per share amounts):         Years Ended March 31,
________________________________________          _____________________
                                                   1998       1997      1996
                                                  _______   ________  ________

Net earnings                 As reported         $40,540    $23,266    $39,720
                             Pro forma           $36,240    $20,028    $37,925

Diluted earnings per share   As reported         $   .57    $   .34    $   .60
                             Pro forma           $   .51    $   .29    $   .57

     This pro forma impact only takes into account options granted since April 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The Company's stock-based compensation plans are described below.

(a) Employee Stock Option Plans

     The Company has a stock plan under which officers and key employees may be granted options. In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan contains essentially the same terms and conditions as the Company's previous 1984 Stock Option Plan (the "1984 Plan"). The 1984 Plan was terminated upon approval of the 1997 Plan by the Company's stockholders. Under the 1984 plan, 948,855 options were granted in 1998 with an exercise price equal to market price at the date of grant. Options under the 1984 Plan vest 25% annually and have a maximum term of ten years.

     Under the 1997 Plan, at March 31, 1998, 7,900,850 options were available for issuance and 99,150 options were granted in 1998 with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May each year, vest 25% annually and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996 option grants, respectively: expected volatility of 39.9%, 38.5% and 38.5%, risk-free interest rate of 6.48%, 6.42% and 6.46%, and expected life of 4.47, 4.37 and 4.37 years. The weighted average fair value of the options granted during 1998, 1997 and 1996 was $6.55, $8.95 and $5.11, respectively.

       59               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION - (Continued)

     In connection with the acquisition of Carbonic Industries Corporation ("CIC"), the Company assumed the Carbonic Industries Corporation 1994 Stock Option Plan (the "CIC Plan"). The CIC Plan provided grants to certain key officers and employees of CIC. At the date of acquisition, 196,572 options were exercisable to purchase Company Common Stock under the CIC Plan. The fair value of these options was recorded at the date of acquisition.

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 1998:
                                                 Number             Price Per
                                                 of Shares          Share
                                                 __________         _________
March 31, 1996
Outstanding, beginning of year . . . . . . . .  5,828,940       $ 1.83 -$14.71
Granted. . . . . . . . . . . . . . . . . . . .    974,020        11.44 - 17.31
Exercised. . . . . . . . . . . . . . . . . . .   (589,010)        1.83 - 11.32
Expired. . . . . . . . . . . . . . . . . . . .    (14,490)        3.30 - 13.32
March 31, 1997
Outstanding, beginning of year . . . . . . . .  6,199,460         1.83 - 17.31
Granted. . . . . . . . . . . . . . . . . . . .    785,685        11.44 - 23.25
Exercised. . . . . . . . . . . . . . . . . . .   (530,390)        1.83 - 17.31
Expired. . . . . . . . . . . . . . . . . . . .   (173,080)        3.30 - 22.00
March 31, 1998
Outstanding, beginning of year . . . . . . . .  6,281,675         1.83 - 23.25
Granted. . . . . . . . . . . . . . . . . . . .  1,244,577        13.50 - 17.38
Exercised. . . . . . . . . . . . . . . . . . .   (897,358)        1.83 - 14.82
Expired. . . . . . . . . . . . . . . . . . . .   (269,787)       10.69 - 22.00
Outstanding, end of year . . . . . . . . . . .  6,359,107       $ 1.83 -$23.25

Options for 4,266,095, 4,077,069 and 3,497,340 shares were exercisable at March 31, 1998, 1997 and 1996, respectively.

(b) Board of Directors Stock Option Plans

     The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"). The 1997 Directors' Plan reserved 500,000 shares for issuance. The 1997 Directors' Plan contains essentially the same terms and conditions as the Company's previous 1989 Board of Directors' Stock Option Plan (the "1989 Directors' Plan"). The 1989 Plan was terminated upon approval of the 1987 Directors' Plan by the Company's stockholders.

     Under the 1997 Directors' plan, at March 31, 1998, 464,000 options were available for issuance and 36,000 options were granted in 1998 with an exercise price equal to market price at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996 option grants, respectively: expected volatility of 39.5%, 37.8% and 37.8%, risk-free interest rate of 6.12%, 6.42% and 6.46%, and expected life of 5.35 years for each period. The weighted average fair value of the stock options granted during 1998, 1997 and 1996 was $8.68, $8.68 and $6.10, respectively.

       60                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 1998:

                                                   Number          Price Per
                                                  of Shares          Share
                                                 __________      ____________
March 31, 1996
Outstanding, beginning of year . . . . . . . .    312,000       $ 2.10 -$13.82
Granted. . . . . . . . . . . . . . . . . . . .     40,000            13.50
March 31, 1997
Outstanding, beginning of year . . . . . . . .    352,000        2.10 -  13.82
Granted. . . . . . . . . . . . . . . . . . . .     32,000            19.25
Exercised . . . . . . . . . . . . . . . . . .     (98,000)       2.09 -  13.82
March 31, 1998
Outstanding, beginning of year . . . . . . . .    286,000        2.09 -  19.25
Granted. . . . . . . . . . . . . . . . . . . .     36,000            19.00
Exercised. . . . . . . . . . . . . . . . . . .    (16,000)       2.09 -   2.14
Outstanding, end of year . . . . . . . . . . .    306,000      $ 2.09 - $19.25

     Options for 306,000, 286,000 and 352,000 shares were exercisable at March 31, 1998, 1997 and 1996, respectively.

     The following table summarizes information about options outstanding and exercisable for the employee, CIC and Board of Directors stock option plans at March 31, 1998:
                            Options Outstanding
                     ____________________________________
                                                      Range of
               Weighted Average     Number            Exercise
               Remaining Life       Outstanding       Prices
               ________________     ___________       _________

                  3.10                679,020       $ 1.83  -  $ 2.09
                  1.61                671,900         2.14  -    3.00
                  4.12                830,950         3.30  -    3.30
                  6.20                148,247         3.48  -    5.21
                  5.12                714,812         6.31  -    6.31
                  5.73                717,015         6.32  -   11.32
                  7.42                694,155        11.44  -   13.82
                  5.22                344,700        13.94  -   15.00
                  9.12                884,295        15.63  -   15.63
                  7.99                980,013        16.63  -   23.25
                  ____              _________       _________________
                  5.72              6,665,107        $1.83  -  $23.25
                  ====              =========       =================

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION - (Continued)

               Number of Options       Weighted Average
               Exercisable             Exercise Price
               __________________      __________________

                  679,020               $ 1.85
                  671,900                 2.31
                  830,950                 3.30
                  148,247                 4.87
                  714,812                 6.31
                  597,805                 9.73
                  333,597                13.38
                  242,150                14.71
                  353,614                19.85
                _________                _____
                4,572,095               $ 6.92
                =========                =====

(c) 1994 Employee Stock Purchase Plan

     The Company established the 1994 Employee Stock Purchase Plan (the "ESPP Plan") to encourage and assist employees in acquiring an equity interest in the Company. The ESPP Plan is authorized to issue up to 2,000,000 shares of Airgas, Inc. Common Stock. Generally, employees may elect to have up to 15% of their annual gross earnings withheld to purchase Airgas, Inc. Common Stock at 85 to 95 percent of the market price of the Common Stock, depending on base salary levels. Market value under the ESPP Plan is either the employees' enrollment date market value or the quarterly purchase date market value, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The ESPP Plan is designed to comply with the requirements of Section 423 of the Internal Revenue Code. The Company issued 450,737, 395,889, and 368,194 shares under the ESPP Plan at an average purchase price of $13.20, $13.02 and $9.22 per share during 1998, 1997, and 1996, respectively. In 1999, the Company intends to modify the ESPP Plan in accordance with new generally accepted accounting principles.

     Compensation cost under SFAS No. 123 is estimated for the fair value of the employees' option to purchase shares of common stock, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: expected volatility of 38% for each period, risk-free interest rate of 5.8%, 6.2% and 5.7%, and expected term of 27 months for each period. The weighted average fair value of the purchase options granted in fiscal 1998, 1997 and 1996 was $6.55, $6.51 and $4.57, respectively.

(12) INVESTMENT IN UNCONSOLIDATED AFFILIATES

     The Company's investment in unconsolidated affiliates includes a 47% joint venture interest in the voting capital stock of National Welders Supply Company, Inc.("National Welders"). National Welders is a distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company's investment in all other unconsolidated affiliates totaled approximately $47 million at March 31, 1998 and $15 million at March 31, 1997. The Company's investment at March 31, 1998 primarily consists of a 55% interest in Elkem-American Carbide Company ("Elkem") (U.S.), a 25.5% interest in Bhoruka Gases, Ltd. (India), a 51% interest in Superior Air Products, Ltd. (India) a 50% interest in AC Industries (U.S.), (acquired in connection with the 1998 acquisition of CIC), and other investments. The Company accounted for these investments by the equity method of accounting. The Company's share of earnings from all unconsolidated affiliates was $4.4 million, $2.3 million and $1.4 million for the years ended March 31, 1998, 1997 and 1996, respectively. Equity in earnings from Elkem of $1.5 million, $1.4 million and $1.2 million in 1998, 1997, and 1996 are included in Manufacturing net sales. The investment in unconsolidated affiliates includes goodwill of approximately $31 million as of March 31, 1998 which is being amortized to earnings over 40 years.

     A summary of financial information for investments in unconsolidated affiliates for the years ended March 31, 1998 and 1997 were as follows:

                                                      March 31,
(In thousands)                                   1998           1997
______________                                  ______         ______
Current Assets                                 $ 55,177       $ 45,936
Non-Current Assets                              147,281        132,240
                                                _______        _______
  Total Assets                                  202,458        178,176
                                                =======        =======
Current Liabilities                              32,036         27,543
Non-Current Liabilities                          92,864         92,598
Mandatory Redeemable Preferred Stock             57,577         57,577
Stockholders' Equity                             19,981            458
                                                _______        _______
  Total Liabilities and Stockholders' Equity   $202,458       $178,176
                                                =======        =======

                                                 Years ended March 31,
                                                 1998           1997
                                                ______         ______

Net Sales                                      $188,640       $134,972
Cost of Sales                                   113,793         95,334
                                                _______        _______
Gross Profit                                     74,847         39,638
                                                _______        _______
Operating Income                                 20,253          7,742
                                                _______        _______

Earnings before taxes                            14,493          8,691
                                                _______        _______
Net earnings                                     11,339          6,243

Preferred stock dividends and equity
  adjustments                                    (6,937)        (3,929)
                                                _______        _______
Company share of net earnings                  $  4,402       $  2,314
                                                =======        =======

       63               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INTEREST EXPENSE, NET
     Interest expense, net, consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1998       1997      1996
______________                                   ____       ____      ____

Interest expense. . . . . . . . . . . . . . .   $55,403    $41,777   $25,854
Interest and finance charge income. . . . . .    (2,113)    (2,025)     (992)
                                                 ______     ______    ______
                                                $53,290    $39,752   $24,862
                                                 ======     ======    ======

(14) INCOME TAXES
     Pre-tax earnings (losses) were derived from the following sources:

                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1998         1997      1996
______________                                   ____         ____      ____

United States . . . . . . . . . . . . . . . .   $71,810     $44,199   $66,810
Foreign . . . . . . . . . . . . . . . . . . .    (1,281)        147     1,432
                                                 ______      ______    ______
                                                $70,529     $44,346   $68,242
                                                 ======      ======    ======
    Income tax expense consists of:
                                                   Years Ended March 31,
                                                 ___________________________
(In thousands)                                   1998         1997      1996
______________                                   ____         ____      ____
Current:
   Federal . . . . . . . . . . . . . . . . .   $16,025      $17,337    $14,657
   Foreign . . . . . . . . . . . . . . . . .       385        1,224        699
   State . . . . . . . . . . . . . . . . . .     2,930        2,689      2,298
                                                ______       ______    ______
                                                19,340       21,250     17,654
                                                ______       ______     ______
Deferred:
   Federal . . . . . . . . . . . . . . . . . .  10,748       (1,483)     9,660
   Foreign . . . . . . . . . . . . . . . . . .    (260)         634         34
   State . . . . . . . . . . . . . . . . . . .     161          679      1,174
                                                ______       ______     ______
                                                10,649         (170)    10,868
                                                ______       ______     ______
                                               $29,989      $21,080    $28,522
                                                ======       ======     ======

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

                                                    Years Ended March 31,
                                                 ___________________________
                                                  1998        1997      1996
                                                  ____        ____      ____

Taxes at U.S. federal statutory rate . . . . . .  35.0%       35.0%     35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit . . .   3.4%        3.2%      3.3
Amortization of non-deductible goodwill. . . . .   3.6%        2.6%      1.8
Special charges (Note 3) . . . . . . . . . . . .   1.3%        3.7%       --
Sale of medical home-care business . . . . . . .    --         1.7%       --
Other, net . . . . . . . . . . . . . . . . . . .  (0.8%)       1.3%      1.7
                                                   ____        ____      ____
                                                   42.5%       47.5%     41.8%
                                                   ====        ====      ====

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax liability and deferred tax asset were as follows:
                                                            March 31,
                                                     _______________________
(In thousands)                                          1998           1997
______________                                          ____           ____
Deferred Tax Assets:
____________________
 Inventories . . . . . . . . . . . . . . . . . .    $  2,455        $ 2,666
 Accounts receivable . . . . . . . . . . . . . .       1,928          1,123
 Deferred rental income. . . . . . . . . . . . .         401            581
 Insurance reserves. . . . . . . . . . . . . . .       1,949          1,793
 Special charges (Note 3). . . . . . . . . . . .      10,270          9,586
 Other reserves. . . . . . . . . . . . . . . . .       3,468          3,028
 Intangible assets . . . . . . . . . . . . . . .         842          1,207
 Other . . . . . . . . . . . . . . . . . . . . .       2,739          1,874
                                                      ______         ______
                                                      24,052         21,858
                                                      ______         ______
Deferred Tax Liabilities:
_________________________
 Property and equipment. . . . . . . . . . . . .    (132,725)      (106,331)
 Other. . . . . . . . . . . . . . . . . . . . .       (5,731)        (5,385)
                                                     _______        _______
                                                    (138,456)      (111,716)
                                                     _______         ______
Net deferred tax liability . . . . . . . . . . .   $(114,404)     $ (89,858)
                                                     =======        =======

     The Company has recorded tax benefits amounting to $3.8 million, $4.2 million, and $7.6 million in 1998, 1997 and 1996, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) INCOME TAXES - (Continued)

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 1998.

     The Internal Revenue Service ("IRS") has completed an examination of the Company's consolidated federal income tax return for the year ended March 31, 1993. The results of the completed examination did not have a material effect on the Company's financial position, results of operations or liquidity.

     The IRS is also currently conducting an examination of the Company's federal income tax return for the year ended March 31, 1996. Management believes that the results of this examination will not have a material effect on the Company's earnings, financial condition, or liquidity.

(15) BENEFIT PLANS

(a) Pension and Profit Sharing Plans

     The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for 1998, 1997 and 1996 were $6.4 million, $5.9 million and $5.1 million, respectively.

     During 1993, the Company authorized termination of two defined benefit pension plans effective December 31, 1992. At December 31, 1997, the plans' projected benefit obligations approximate the plans' net assets available for benefits. The settlement of the vested benefit obligations by the purchase of nonparticipating annuity contracts or lump-sum payments for covered employees is not expected to result in a significant gain or loss.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial position, results of operations, or liquidity. Amounts expensed under the pension plans for 1998, 1997 and 1996 were $660 thousand, $751 thousand and $482 thousand respectively. Amounts expensed under post-retirement plans for 1998, 1997 and 1996 were $105 thousand, $106 thousand and $98 thousand, respectively.

(16) RELATED PARTIES

     A former member of the Company's Board of Directors is the President and CEO of National Welders (See Note 12). During the years ended March 31, 1998, 1997 and 1996, National Welders paid $1.2 million, $1.1 million and $987

       66               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16) RELATED PARTIES - (Continued)

thousand, respectively, to Elkem for the purchase of calcium carbide. National Welders also paid $1.5 million, $574 thousand and $604 thousand to the Company for other gas purchases in 1998, 1997 and 1996, respectively and $185 thousand to the Company for hardgood purchases in 1998. In addition, National had gas and hardgoods sales to Airgas of $390 thousand and $121 thousand in 1998 and 1997, respectively.

(17) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 1998, 1997 and 1996, amounted to $30.4 million, $24.0 million and $17.8 million, respectively. At March 31, 1998, the Company had a contingent guarantee of $3.8 million related to equipment under certain such leases. Additionally, the Company leases certain operating facilities at market rates from employees of the Company who were previous owners of businesses acquired.

      The Company has entered into certain operating leases for real estate with a trust established by a commercial bank. The trust is committed to purchase real estate properties up to an aggregate amount of $25 million. The trust holds title to the properties and leases the properties to the Company. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At the expiration of the leases in 1999, the Company has the option to purchase the real properties at fair value or assist in the sale of the properties to a third party. At March 31, 1998, the Company's residual value guarantee was approximately $10.6 million related to these leased facilities.

     At March 31, 1998, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
______________
               1999 . . . . . . . . . . . . . . . . . .   $ 26,907
               2000 . . . . . . . . . . . . . . . . . .     22,601
               2001 . . . . . . . . . . . . . . . . . .     17,743
               2002 . . . . . . . . . . . . . . . . . .     13,407
               2003 . . . . . . . . . . . . . . . . . .      9,867
               2004 and thereafter. . . . . . . . . . .     18,500
                                                           _______
                                                          $109,025
                                                           =======
(18) COMMITMENTS AND CONTINGENCIES

     Inc July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleges tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also

       67               AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18) COMMITMENTS AND CONTINGENCIES - (Continued)

alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are also without merit and intends to defend vigorously against such claims.

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

Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $500,000 per occurrence for workers' compensation, general and products liability, and business automobile liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience. The Company does not deem its self-insured retention exposure to be material.

(19) CASH FLOWS

     Cash paid for interest expense and income taxes were as follows:

                                                    Years Ended March 31,
                                                 ___________________________
(In thousands)                                    1998       1997      1996
______________                                    ____       ____      ____
Interest . . . . . . . . . . . . . . . . . . .  $51,910    $38,993    $25,107
                                                 ======     ======     ======
Income taxes (net of refunds). . . . . . . . .   15,099     13,254     10,325
                                                 ======     ======     ======

     The total purchase price, fair value of assets acquired, cash paid and liabilities assumed for business acquisitions is presented in Note 2.

     During 1998 and 1997, the Company entered into capital lease obligations for approximately $461 thousand and $567 thousand, respectively.

     During 1998 and 1997, the Company capitalized interest in connection with the construction of air separation plants of approximately $1.2 million and $622 thousand, respectively.
                                      F-29

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) MINORITY INTEREST IN SUBSIDIARIES

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

    In December 1997, the Board of Directors approved a Mandatory Exchange in accordance with the exchange rights agreements between the Company and the minority shareholders. The number of shares issued were determined based upon the valuation of the minority interest and the price of the Company's Common Stock as of February 28, 1998. The market price on February 28, 1998, was $17.94 per share. The Mandatory Exchange requires that all minority shareholders exchange their minority interests for an aggregate of 708,796 shares of Company Common Stock. The acquisition of these minority interests under the Mandatory Exchange has been recorded using the purchase method of accounting. In connection with the Mandatory Exchange, the Company intends to file a registration statement with the Securities and Exchange Commission during the second quarter of 1999.

     On December 31, 1996 and August 31, 1995, in connection with optional exchanges, certain minority shareholders elected to exchange their minority interests for an aggregate of 76,556 and 258,116 shares of Airgas Common Stock, respectively. The market price of the Company's Common Stock on December 31, 1996 and August 31, 1995 was $22.00 and $13.75 per share, respectively. The acquisition of the minority interests has been recorded using the purchase method of accounting.

(21) SUMMARY BY BUSINESS SEGMENT

     The Company's operations are conducted principally in North America through three related business segments: 1) the distribution of industrial, medical and specialty gases, and related equipment (the "Distribution" segment); 2) the distribution of industrial, safety and environmental supplies and metal working and industrial tools and supplies (the "ADI" segment); and 3) the manufacture of products for the industrial gas and metals industries (the "Manufacturing" segment). The Distribution segment operates through the Company's subsidiaries which have locations in 44 states, Canada and Mexico. ADI distributes products to its customers utilizing outbound telemarketing, direct mail and catalogs. The Manufacturing segment's products include carbon dioxide, which is used in refrigeration, food processing, beverage carbonation, chemical processing, crude oil recovery, metal fabrication and agricultural fumigations, nitrous oxide, a gas with applications in the medical, food packaging and certain high technology electronic industries, calcium carbide, and other carbon products for the production of acetylene gas and the non-ferrous metal industry.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) SUMMARY BY BUSINESS SEGMENT - (continued)

     Total export sales amounted to approximately $5.5 million, $7.5 million and $4.3 million in 1998, 1997 and 1996, respectively.


(In thousands)                  Distribution (c)  ADI  Manufacturing (c) Total
______________                  _______________  ____  ________________  _____

1998
Net sales (b). . . . . . . . . . .$1,098,588  $  223,370  $126,032  $1,447,990
Intersegment sales . . . . . . . .        --       3,239     9,494      12,733
Operating income, excluding
 special charges (a), (b). . . . .   105,371       6,101    12,426     123,898
Assets . . . . . . . . . . . . . . 1,202,877     194,029   244,568   1,641,474
Depreciation and amortization,
 excluding special charges . . . .    61,359       6,059     9,252      76,670
Additions to plant and equipment
 excluding business acquisitions. .   72,253       7,488    44,984     124,725

1997
Net sales (b). . . . . . . . . . .$  999,555  $  99,216   $ 60,123  $1,158,894
Intersegment Sales . . . . . . . .        --        967      6,528       7,495
Operating income, excluding
 special charges (a), (b). . . . .   100,300      3,076     10,334     113,710
Assets . . . . . . . . . . . . . . 1,054,571    138,059     98,401   1,291,031
Depreciation and amortization,
 excluding special charges . . . .    56,555      2,987      2,949      62,491
Additions to plant and equipment
 excluding business acquisitions .    68,687        669      5,002      74,358

1996
Net sales (b). . . . . . . . . . .$  801,552  $      --   $ 36,592  $  838,144
Intersegment Sales . . . . . . . .        --         --        997         997
Operating income (a), (b). . . . .    86,130         --      6,855      92,985
Assets . . . . . . . . . . . . . .   846,129         --     37,513     883,642
Depreciation and amortization. . .    44,386         --      1,376      45,762
Additions to plant and equipment
 excluding business acquisitions. .   39,755         --      1,481      41,236


(a) Corporate operating results are allocated to each of the respective segments pro rata based on sales dollars.

(b) Intercompany transactions are eliminated in consolidation. Intersegment sales are billed at actual cost plus delivery charges.

(c) Reflects the reclassification of certain subsidiaries from the Distribution segment to the Manufacturing segment.

                        AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(22) SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of 1998 and 1997:

(In thousands, except per share data)    First     Second    Third    Fourth
_____________________________________    _____     ______    _____    _______

1998
Net sales . . . . . . . . . . . . . . . $331,412  $360,356  $367,810  $388,412
Operating income. . . . . . . . . . . .   33,500    47,500    32,702     5,246
Net earnings (loss) . . . . . . . . . .   12,226    21,675    11,826    (5,187)
Basic earnings (loss) per share
 (a),(b). . . . . . . . . . . . . . . . $    .18  $    .32  $    .17  $   (.07)
Diluted earnings (loss) per share
 (a),(b). . . . . . . . . . . . . . . . $    .18  $    .31  $    .17  $   (.07)

1997
Net sales . . . . . . . . . . . . . . . $274,098  $278,712   $297,203 $308,881
Operating income (loss) . . . . . . . .   27,321    29,008     29,379   (3,423)
Net earnings (loss) . . . . . . . . . .   11,150    11,310     10,960  (10,154)
Basic earnings (loss) per share (a),(b) $ .17 $ .18 $ .16 $ (.15) Diluted earnings (loss) per share
 (a),(b) . . . . . . . . . . . . . . .  $    .17  $    .17   $    .16 $   (.15)
__________________

(a) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

(b) See Note 3 to the Company's consolidated financial statements for information regarding a non-recurring gain of approximately $14.5 million recorded in the second quarter of 1998; a special charge of approximately $19.5 million recorded in the fourth quarter of 1998; and a special charge of approximately $31.4 million recorded in the fourth quarter of 1997.

                                 SCHEDULE II
                                CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1998, 1997 and 1996
                         (In thousands of dollars)


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
____________                         _________     __________   ____________

1998
 Accounts Receivable -- Allowance
  for doubtful accounts. . . . . . . $ 4,443       $ 5,311       $ 1,418 (1)
 Inventory reserves. . . . . . . . .   9,005          (188)          983
 Insurance reserves. . . . . . . . .   5,224        33,054          (802)

1997
 Accounts Receivable -- Allowance
  for doubtful accounts. . . . . . . $ 3,396       $ 3,860      $  1,081 (1)
 Inventory reserves. . . . . . . . .   6,217           298         2,490
 Insurance reserves. . . . . . . . .   5,297        27,821        (1,750)

1996
 Accounts Receivable -- Allowance
  for doubtful accounts. . . . . . . $ 4,161       $ 2,719       $ 1,313 (1)
 Inventory reserves. . . . . . . . .   5,490          (241)          968
 Insurance reserves. . . . . . . . .   6,304        19,510           262






















                                            (COLUMNS CONTINUED ON NEXT PAGE)

                                  SCHEDULE II
                                 CONSOLIDATED
                        AIRGAS, INC. AND SUBSIDIARIES
              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1998, 1997 and 1996
                         (In thousands of dollars)

(Columns Continued)

Column A                                Column D            Column E
________                                ________            ________
                                                             Balance
                                                            at End of
Description                             Deductions           Period
____________                            ______________       ________

1998
 Accounts Receivable -- Allowance
  for doubtful accounts. . . . . . . .   $ (5,496)(2)        $ 5,676
 Inventory reserves. . . . . . . . . .         --              9,800
 Insurance reserves. . . . . . . . . .    (30,391)             7,085

1997
 Accounts Receivable -- Allowance
  for doubtful accounts. . . . . . . .   $ (3,894) (2)       $ 4,443
 Inventory reserves. . . . . . . . . .         --              9,005
 Insurance reserves. . . . . . . . . .    (26,144)             5,224

1996
 Accounts Receivable --Allowance
  for doubtful accounts. . . . . . . .   $ (4,797) (2)       $ 3,396
 Inventory reserves. . . . . . . . . .         --              6,217
 Insurance reserves. . . . . . . . . .    (20,779)             5,297
________


(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2) Write-off of uncollectible accounts.



















                                     F-33, Continued