Form 10-Q
period 1998-06-30
AIRGAS INC
filed 1998-08-13
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1998

Commission file number:              1-9344



                               AIRGAS,  INC.
          (Exact name of Registrant as specified in its charter)


        Delaware                               56-0732648
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)


       259 North Radnor-Chester Road, Suite 100
       Radnor, PA                              19087-5283
 (Address of principal executive offices)     (ZIP code)


                              (610) 687-5253
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No






Common Stock outstanding at August 4, 1998:  71,363,129 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                               June 30, 1998

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

 Consolidated Balance Sheets as of June 30, 1998
     and March 31, 1998...............................................3

 Consolidated Statements of Earnings
     for the Three Months Ended June 30, 1998 and 1997 (Unaudited)....4

 Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 1998 and 1997 (Unaudited)....5

 Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................20

Item 6.  Exhibits and Reports on Form 8-K............................21

SIGNATURES ..........................................................22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               AIRGAS, INC.
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                  June 30,
                                                    1998        March 31,
                                                 (Unaudited)      1998
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $5,297 at June 30,
  1998 and $5,676 at March 31, 1998              $  194,928     $  186,342
Inventories                                         163,688        154,937
Prepaid expenses and other current assets            22,919         25,555
          Total current assets                      381,535        366,834
Plant and equipment, at cost                        935,272        923,635
Less accumulated depreciation and amortization     (247,959)      (236,331)
          Plant and equipment, net                  687,313        687,304
Goodwill, net of accumulated amortization of
  $45,176 at June 30, 1998 and $42,147 at
   March 31, 1998                                   420,804        410,753
Other non-current assets                            174,714        176,583
          Total assets                           $1,664,366     $1,641,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt                $    8,898     $   12,150
Accounts payable, trade                              85,413         84,602
Accrued expenses and other current liabilities      114,099        128,806
         Total current liabilities                  208,410        225,558
Long-term debt                                      855,016        830,845
Deferred income taxes                               126,254        121,356
Other non-current liabilities                        34,448         36,842

Stockholders' Equity
  Preferred stock, no par value, 20,000 shares
     authorized, no shares issued or outstanding
     in 1998                                             --             --
  Common stock, par value $.01 per share, 200,000
     shares authorized, 71,486 and 71,357 shares
     issued at June 30, 1998 and March 31, 1998,
     respectively                                       715            714
  Capital in excess of par value                    193,699        192,358
  Retained earnings                                 248,441        237,166
  Accumulated other comprehensive loss                 (764)          (779)
  Treasury stock, 126 and 176 common shares at
     cost at June 30, 1998 and March 31, 1998,
     respectively                                    (1,853)        (2,586)
         Total stockholders' equity                 440,238        426,873
Total liabilities and stockholders' equity       $1,664,366     $1,641,474

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)

                                              Three Months Ended          Three Months Ended
                                                 June 30, 1998               June 30, 1997
Net sales:
 Distribution                                    $  291,962                  $  271,269
 Direct Industrial                                   68,591                      36,845
 Manufacturing                                       40,220                      23,298
    Total net sales                                 400,773                     331,412

Costs and expenses:
 Cost of products sold (excluding depreciation,
  depletion and amortization)
    Distribution                                    146,677                     137,463
    Direct Industrial                                50,674                      26,005
    Manufacturing                                    18,145                      11,286
 Selling, distribution and administrative expenses  131,251                     105,343
 Depreciation, depletion and amortization            21,597                      17,815
 Special charge                                      (1,000)                          -
    Total costs and expenses                        367,344                     297,912

Operating income:
 Distribution                                        27,656                      28,694
 Direct Industrial                                      884                       1,104
 Manufacturing                                        3,889                       3,702
 Special charge                                       1,000                           -
    Total operating income                           33,429                      33,500

 Interest expense, net                              (14,806)                    (12,108)
 Other income, net                                      188                         473
 Equity in earnings (loss) of unconsolidated
  affiliates                                            754                        (115)
 Minority interest                                      (66)                       (309)
    Earnings before income taxes                     19,499                      21,441
Income tax expense                                    8,224                       9,215

Net earnings                                      $  11,275                   $  12,226

 Basic earnings per share                         $     .16                   $     .18

 Diluted earnings per share                       $     .16                   $     .18

Weighted average shares outstanding:
 Basic                                               70,300                      66,800

 Diluted                                             72,100                      69,200

Comprehensive income                              $  11,290                   $  12,225

See accompanying notes to consolidated financial statements.

                                     AIRGAS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)

                                                    Three Months Ended       Three Months Ended
                                                       June 30, 1998            June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $   11,275               $   12,226
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
 Depreciation, depletion and amortization                  21,597                   17,815
 Deferred income taxes                                      2,714                    2,304
 Equity in earnings of unconsolidated affiliates           (1,078)                    (251)
 Gain on sales of plant and equipment                         (45)                    (137)
 Minority interest in earnings                                 66                      309
 Stock issued for employee benefit plan expense             1,602                    1,412
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
 Trade receivables, net                                    (9,419)                  (5,287)
 Inventories                                               (9,587)                  (3,145)
 Prepaid expenses and other current assets                  2,773                    2,736
 Accounts payable, trade                                    1,195                  (12,001)
 Accrued expenses and other current liabilities             2,504                      130
 Other assets and liabilities, net                         (2,904)                  (1,270)
   Net cash provided by operating activities               20,693                   14,841

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (21,648)                 (25,968)
 Proceeds from sale of plant and equipment                    427                      497
 Proceeds from divestitures                                10,463                       --
 Business acquisitions, net of cash acquired              (17,644)                 (38,229)
 Business acquisitions, holdback settlements                  (86)                  (2,393)
 Investment in unconsolidated affiliates                       --                   (7,395)
 Dividends from unconsolidated affiliates                   1,003                      661
 Other, net                                                   369                     (210)
   Net cash used by investing activities                  (27,116)                 (73,037)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                                  90,159                  117,992
 Repayment of debt                                        (70,239)                 (41,101)
 Repurchase of treasury stock, net                             --                  (18,363)
 Exercise of options and warrants                             278                    1,461
 Net overdraft                                            (13,775)                  (1,793)
   Net cash provided by financing activities                6,423                   58,196

CASH INCREASE (DECREASE)                                 $      0                 $      0
 Cash - Beginning of period                                     0                        0
 Cash - end of period                                    $      0                 $      0

See accompanying notes to consolidated financial statements.

       6                            AIRGAS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
 (1)   BASIS OF PRESENTATION

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

  The  accompanying consolidated  financial statements  have been  prepared in accordance with generally accepted accounting principles. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the year ended March 31, 1998.

  The financial statements reflect, in the opinion of management, all adjustments (normal recurring adjustments) necessary to present fairly the Company's consolidated balance sheets at June 30, 1998 and March 31, 1998; the consolidated statements of earnings for the three months ended June 30, 1998 and 1997; and the consolidated statements of cash flows for the three months ended June 30, 1998 and 1997. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

  Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2)   ACQUISITIONS AND DIVESTITURES

  From  April  1,  1998   to June 30, 1998, the  Company   acquired   four
distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $13 million and a manufacturer and distributor of dry ice (Manufacturing segment) with annual sales of approximately $9 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $22 million. Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

 The Company divested two non-strategic businesses during the quarter ended June 30, 1998. The consideration for the sales of the businesses included the assumption of certain liabilities and cash proceeds of approximately $10.5 million. The businesses had combined annual net sales in fiscal 1998 of approximately $17 million.

(3)   SPECIAL CHARGES

 In the fourth quarter of fiscal 1998, the Company recorded special charges which included amounts totaling $11 million related to the pending divestiture of non-strategic businesses, facility exit costs and severance. The Company estimated that facility exit costs and severance would require a use of cash of approximately $4.2 million. Through June 30, 1998, the Company has paid approximately $1.2 million ($600,000 paid in the June 1998 quarter). At June 30, 1998, after the aforementioned cash payments and the divestiture of two non-strategic businesses, the Repositioning accruals total $6.9 million.

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)



 (4)   EARNINGS PER SHARE

  Basic earnings per share is calculated by dividing net earnings by the average number of shares of the Company's Common Stock outstanding during the period. Diluted earnings per share is calculated by adjusting the average common shares outstanding for the dilutive effect of common stock equivalents related to stock options and contingently issuable shares.

  The  table  below  reconciles  basic weighted   average  common    shares
outstanding to diluted weighted average common shares outstanding for the periods ended June 30, 1998 and 1997:

                                                          June 30,
(In  thousands)                                       1998        1997
Weighted average common shares outstanding:
 Basic............................                  70,300      66,800
 Stock options........................               1,800       2,400
 Diluted............................                72,100      69,200


(5)   INVENTORIES

      Inventories consist of:

(In thousands)

                                              June 30,               March 31,
                                                1998                   1998
Finished goods                                $161,880               $154,003
Raw materials                                    3,315                  2,380
                                               165,195                156,383
Less reduction to LIFO cost                     (1,507)                (1,446)

                                              $163,688               $154,937

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

(6)  PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

(In thousands)
                                              June 30,               March 31,
                                                1998                   1998
Land and land improvements                    $ 26,169               $ 26,050
Building and leasehold improvements             89,210                 88,130
Cylinders                                      404,690                404,198
Machinery and equipment, including bulk tanks  305,643                300,599
Computers and furniture and fixtures            54,907                 52,051
Transportation equipment                        49,324                 48,720
Construction in progress                         5,329                  3,887

                                            $  935,272            $   923,635


(7) OTHER NON-CURRENT ASSETS

     Other non-current assets include:

(In thousands)
                                              June 30,               March 31,
                                                1998                   1998
Investment in unconsolidated affiliates       $ 98,626               $ 98,522
Non-compete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $76.7 million at
  June 30, 1998 and $73.2 million at
  March 31, 1998                                60,967                 63,205
Other assets                                    15,121                 14,856

                                              $174,714               $176,583

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)


(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

(In thousands)
                                              June 30,               March 31,
                                                1998                   1998
Cash overdraft                                $ 17,846               $ 31,621
Repositioning accruals                           6,879                 10,429
Accrued interest                                14,103                  8,918
Insurance payable and related reserves           8,307                  7,248
Customer cylinder deposits                       8,655                  8,668
Other accrued expenses and current liabilities  58,309                 61,922

                                              $114,099               $128,806

The cash overdraft is attributable to the float of the Company's outstanding checks.



(9) STOCKHOLDERS' EQUITY

 Changes in stockholders' equity were as follows:

     (In thousands of shares)
                                              Shares of Common        Treasury
                                              Stock $.01 Par Value     Stock

 Balance--April 1, 1998                               71,357            176
 Common stock issuance (a)                               129             --
 Reissuance of treasury stock (b)                         --            (50)

     Balance-June 30, 1998                            71,486            126

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

(In thousands of dollars)
                                                                  Accumulated
                                        Capital in                   Other
                               Common   Excess of    Retained    Comprehensive   Treasury   Comprehensive
                                Stock   Par Value    Earnings        Loss         Stock       Income
Balance--April 1, 1998         $714     $192,358     $237,166       $(779)       $(2,586)     $    --
Net earnings                     --           --       11,275          --             --       11,275
Common stock issuance (a)         1        1,601           --          --             --           --
Foreign currency translation
  adjustments                    --           --           --          15             --           15
Reissuance of treasury stock (b) --         (510)          --          --            733           --
Tax benefit from stock option
  exercises                      --          250           --          --             --           --

Balance-June 30,1998           $715     $193,699     $248,441       $(764)       $(1,853)     $11,290

(a) Related to the issuance of common stock for the Company's Employee Stock Purchase Plan.
(b)  Reissued in connection with stock option exercises.

(10)   COMMITMENTS AND CONTINGENCIES

(a)   Litigation

 In July 1996, Praxair, Inc. ("Praxair")  filed suit against  the  Company in
the Circuit Court of Mobile County, Alabama.   The complaint alleged tortious
interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in
excess of $100 million and punitive damages.   In June 1998, Praxair  filed  a
motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are also without merit and intends to defend vigorously against such claims.

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

(b)   Insurance Coverage

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

Item 2.
                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW

OVERVIEW

      Net sales increased 21% to approximately $401 million from $331 million in the first quarter last year. Net earnings were $11.3 million or $.16 per diluted share, compared to $12.2 or $.18 per diluted share, a year ago. Net earnings were adversely impacted by higher operating expenses as the Company implements its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Company initiated its Repositioning Plan during the fourth quarter ended March 31, 1998, which is more fully described in the Company's Form 10-K for the year ended March 31, 1998. Repositioning Plan expenses were approximately $3.6 million or approximately $.03 per diluted share in the first quarter ended June 30, 1998. These costs include computer conversion costs, personnel costs and facility-related costs. The Company recorded special charges in the fourth quarter of fiscal 1998 which included amounts totaling $11 million related to the pending divestiture of non-strategic businesses, facility exit costs and severance. The Company estimated that facility exit costs and severance would require a use of cash of approximately $4.2 million. Through June 30, 1998, the Company has paid approximately $1.2 million ($600,000 paid in the June 1998 quarter). At June 30, 1998, after the aforementioned cash payments and the divestiture of two non-strategic businesses, the Repositioning accruals total $6.9 million.

      The Company is proceeding with the consolidation of its operations infrastructure by conducting business through 22 business units, the conversion of information systems to two legacy systems and implementation of a single national computer center and single communications system and the build-out of two distribution centers in Southern California and Georgia. The Company also divested two non-strategic businesses during the quarter ended June 30, 1998. The consideration for the sales of the businesses included the assumption of certain liabilities and cash proceeds of approximately $10.5 million. The businesses had combined annual net sales in fiscal 1998 of approximately $17 million. In connection with these divestitures, net earnings includes a special charge reversal of approximately $1 million, or $.01 per diluted share, related to excess reserves associated with the divestitures.

      From April 1, 1998 to June 30, 1998, the Company acquired four distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $13 million and a manufacturer and distributor of dry ice (Manufacturing segment) with annual sales of approximately $9 million.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

INCOME STATEMENT COMMENTARY

      Net sales increased 21% during the quarter ended June 30, 1998 compared to the same quarter in the prior year. Certain reclassifications have been made to the June 30, 1997 financial statements to conform to the current presentation. Four businesses with annual sales of approximately $40 million which were previously reported with the Distribution segment are now reported with the Manufacturing segment.

(in thousands)

                                   1998       1997       Increase

  Distribution                     $291,962   $271,269   $ 20,693
  Direct Industrial                  68,591     36,845     31,746
  Manufacturing                      40,220     23,298     16,922
                                   $400,773   $331,412   $ 69,361

      Distribution sales include three primary product groups: gases, hardgoods and rent. For the quarter ended June 30, 1998, Distribution sales increased approximately $15.3 million resulting from the acquisition of 23 distributors since April 1, 1997 and approximately $5.4 million from same-store sales growth. The increase in Distribution same-store sales of 2% was more heavily weighted towards gas/rental revenue. Gas and rent same-store sales increased 3% and were helped by gas sales from the Company's two air separation plants. During the quarter there was slowing in certain geographical areas and industries with larger customers tending to order less than in prior quarters. In the South and parts of the West Coast,
unseasonably  warm  weather  combined  with  drought  conditions   impacted
agricultural-related businesses. Low oil prices also slowed off-shore and inland activity. In the Northwest, unusually wet weather was a negative factor. The Company attributes the decline in same-store sales growth rate from 4% in fiscal 1998 to 2% in the June 1998 quarter to these factors as well as the indirect effects of the Repositioning and a decline in real GDP growth in the quarter.

      The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions. Future same-store sales growth is dependent on the economy and the Company's ability to expand markets for new and existing products and to increase prices. The Company continues to focus on internal sales growth through the addition of new gas products and product-line extensions, including certain specialty gases, carbon dioxide, refrigerant gases in returnable containers, the expansion of rental welders and tool and safety hardgoods items.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

      Airgas Direct Industrial ("ADI") sales include safety products and equipment, metalworking tools and supplies and other Maintenance, Repair and Operations ("MRO") hardgoods items. ADI's sales increased approximately $26.8 million resulting from the acquisition of two distributors since April 1, 1997 and approximately $4.9 million from same-store sales. The internal sales growth rate for ADI during the quarter ended June 30, 1998 was approximately 8% and resulted primarily from increased sales of safety-related products, partially offset by lower tool sales resulting from effects of warehouse consolidation issues. Sales to the Distribution segment in the quarters ended June 30, 1998 and 1997 totaled approximately $1.1 million and $856 thousand, respectively, and are eliminated in consolidation.

      The Manufacturing segment's sales primarily include six product groups: carbon dioxide, dry ice, specialty gases, nitrous oxide, carbon products and calcium carbide. Sales increased approximately $16.9 million primarily from carbon dioxide and dry ice acquisitions completed since April 1, 1997. The Company estimates that carbon dioxide and dry ice sales volumes increased approximately 5% during the quarter ended June 30, 1998; however, lower pricing partially offset volume growth. Pricing was lower as a result of increased production exceeding growth in demand. Growth in nitrous oxide products was largely offset by a decline in carbon products due to a softness in demand. Manufacturing sales to the Distribution segment during the quarters ended June 30, 1998 and 1997 totaled approximately $5.9 million and $3.7 million, respectively, and are eliminated in consolidation.

Gross profits increased 18% during the quarter ended June 30, 1998, compared to the same quarter in the prior year:

(in thousands)
                                   1998       1997       Increase

  Distribution                     $145,285   $133,806   $ 11,479
  Direct Industrial                  17,917     10,840      7,077
  Manufacturing                      22,075     12,012     10,063
                                   $185,277   $156,658   $ 28,619

      The increase in Distribution gross profits of approximately $11.5 million resulted from acquisitions which contributed approximately $7.7 million and from same-store gross profit growth of 2.8% or approximately $3.8 million. Same-store gross profit growth resulted from modest sales volume growth in all three product groups. Same-store gross margin was up slightly compared to the prior year.

      The increase in ADI gross profits of approximately $7.1 million resulted from acquisitions which contributed approximately $5.8 million and from same-store gross profit growth of $1.3 million or 11.7%. Same-store gross profit growth resulted primarily from sales volume growth of safety related products. Same-store gross margins were essentially flat compared to the prior year. ADI's gross margin of 26% for the quarter ended June 30, 1998 was down from 29.4% compared to the same quarter in the prior year due to acquisitions which had an average gross margin of approximately 22%.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

      The increase in Manufacturing gross profits of approximately $10.1 million resulted primarily from acquisitions of carbon dioxide and dry ice businesses. The Manufacturing gross margin increased from 51.6% to 54.9% primarily as a result of the Company's international operations.

       Selling, distribution and administrative expenses ("operating expenses") consist primarily of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Operating expenses increased approximately $25.9 million in the quarter ended June 30, 1998, compared to the same quarter in the prior year primarily as a result of acquisitions and higher costs associated with the Company's Repositioning Plan. Repositioning-related operating expenses totaled approximately $3.6 million in the quarter ended June 30, 1998, of which the Company estimates approximately 50% represent costs that will continue in future periods. These costs included computer conversion costs, relocation and other personnel costs and facility-related costs. As a percentage of net sales, operating expenses increased 10 basis points to 32.7%.

       Depreciation, depletion and amortization ("depreciation and amortization") totaled approximately $21.6 million and increased approximately $3.8 million compared to the same quarter last year primarily as a result of acquisitions. Depreciation and amortization as a percentage of net sales remained consistent at 5.4% for the quarter ended June 30,
1998 compared to the prior year. For the Distribution, ADI and Manufacturing segments, depreciation and amortization relative to net sales was 5.7%, 2.7% and 7.6%, respectively, for the quarter ended June 30, 1998.

     Operating income, excluding the special charge ($1 million reversal of excess reserves associated with the divestiture of two non-strategic businesses), decreased 3.2% for the quarter ended June 30, 1998 compared to the same period last year. The Company believes that operating margins will continue to be impacted by higher operating costs resulting from the Repositioning Plan.

(in thousands)
                                                            Increase
                                   1998         1997       (Decrease)

  Distribution                     $27,656      $28,694    $ (1,038)
  Direct Industrial                    884        1,104        (220)
  Manufacturing                      3,889        3,702         187
                                   $32,429      $33,500    $ (1,071)

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       The Distribution segment's operating income margin decreased 110 basis points to 9.5% for the quarter ended June 30, 1998 compared to same quarter in the prior year. The decrease resulted primarily from acquisitions which had estimated operating margins ranging from 6% to 8% and from higher operating costs and expenses associated with the Company's Repositioning Plan.

     The operating income margin for ADI decreased 170 basis points to 1.3% for the quarter ended June 30, 1998 compared with the same quarter last year. Higher same-store sales and gross profits were offset by planned repositioning expenses associated with new distribution facilities in Southern California and Georgia, and computer conversion expenses.

      The Manufacturing segment's operating margin decreased from 15.9% to 9.7% primarily as a result of lower margins associated with carbon dioxide and dry ice acquisitions. Additionally, operating margins were impacted by higher expenses related to international operations and a decline in carbon operating profits.

      Interest expense, net, totaled $14.8 million and increased $2.7 million compared to the same quarter last year. The increase in interest expense was primarily attributable to an increase in debt associated with completing 23 acquisitions since April 1, 1997. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

      Equity in earnings of unconsolidated affiliates of $754 thousand increased $869 thousand compared to the prior year as a result of an increase in earnings from the Company's carbon dioxide joint venture which was acquired in connection with the June 1997 acquisition of Carbonic Industries Corporation and improved earnings of National Welders Supply.

      The effective income tax rate of 42.2% declined slightly compared to the prior year as a result of permanent differences which were less relative to pre-tax earnings.

      Net earnings for the quarter ended June 30, 1998 were $11.3 million, or $.16 per diluted share, compared to $12.3 million, or $.18 per diluted share for the quarter ended June 30, 1997. Net earnings, excluding the special charge reversal, net of tax, were $10.7 million, or $.15 per diluted share in the quarter ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

       The   Company   has  primarily  financed  its  operations,   capital
expenditures, stock repurchases, and acquisitions with borrowings and funds provided by operating activities.

     Cash flows from operating  activities  totaled  $20.7 million  for the
quarter ended  June 30, 1998.   Depreciation,  depletion  and  amortization
represented $21.6 million of cash flows from operating activities. Cash flows from working capital components decreased $12.5 million primarily as a result of an increase in accounts receivable associated with higher same store-sales and an increase in inventory levels to meet increased sales volumes, partially offset by increases in accounts payable, accrued expenses and other current liabilities. Days' sales outstanding and distribution hardgoods days' supply of inventory levels are comparable to March 31, 1998 levels.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


    After-tax cash flow before the special charge (net earnings plus depreciation, depletion and amortization and deferred income taxes), increased 8% to $34.9 million compared to $32.3 million for the same quarter last year.

    Cash used by investing activities totaled $27.1 million for the quarter ended June 30, 1998. Activities which used cash during the quarter were primarily comprised of capital expenditures of $21.6 million and acquisitions totaling $17.6 million. Cash was provided primarily by the divestiture of two non-strategic businesses of $10.5 million and by dividends from joint ventures of $1 million.

    The Company's use of cash for capital expenditures during the quarter ended June 30, 1998 was attributable to the purchase of cylinders, bulk tanks and machinery and equipment and computer-related costs. The addition of the cylinders, bulk tanks and machinery and equipment necessary to facilitate sales growth totaled approximately $12.9 million or 60% of total capital expenditures for the quarter ended June 30, 1998. Capitalized computer costs related to the Company's Repositioning Plan were $3.4 million or 16% of total capital expenditures. The Company estimates its maintenance capital expenditures to be approximately 1.5% of net sales. The Company considers the replacement of existing capital assets to be maintenance capital expenditures.

      Financing activities provided cash of $6.4 million for the quarter ended June 30, 1998, with total debt outstanding increasing by $20.9 million from March 31, 1998, offset by a decrease in the net overdraft of $13.8 million. Funds provided by financing activities were used primarily for acquisitions.

     The Company has unsecured revolving credit facilities totaling US$725 million and C$100 million (US$68 million). The Company may borrow under these facilities until the maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At June 30, 1998, the Company had borrowings under the agreement of US$517 million, C$41 million (US$28 million), had commitments under letters of credit supported by the agreement of US$77 million, and, based on restrictions related to cash flow to funded debt coverage, had total additional borrowing capacity under the agreement of approximately US$113 million. At June 30, 1998, the effective interest rate on borrowings under the credit line was approximately 6.11% (U.S. borrowings) and 5.43% (Canadian borrowings).

      The Company has a shelf registration which provides for the issuance of its securities with an aggregate public offering price of up to approximately $370 million. At June 30, 1998, the Company had the following long-term debt outstanding under medium-term notes issued under the shelf registration: $100 million of unsecured notes due September 2006 bearing interest at a fixed price of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company has entered into 25 interest rate swap agreements during the period from June 1992 through March 31, 1998. The swap agreements are with major financial institutions and aggregate $497 million in notional principal amount at June 30, 1998. Approximately $253 million of the notional principal amount of the swap agreements requires fixed interest payments based on an average effective
rate  of 6.63% for remaining periods ranging between 1 and 8 years.   Eight
swap agreements require floating rates ($244 million notional amount at 5.60% at June 30, 1998). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counter-party's interest payments up-front. At June 30, 1998, approximately $13.0 million of such payments were included in other non-current liabilities. The Company continually monitors its positions and the credit ratings of its counter-parties, and does not anticipate non-performance by the counter-parties.

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

  Subsequent to June 30, 1998, the Company acquired two distribution businesses with annual sales of approximately $12 million for an aggregate purchase price of approximately $15 million.

  The Board of Directors has authorized the repurchase of up to 4,600,000 shares of Company Common Stock from time-to-time to offset share issuances for stock options, the Company's Employee Stock Purchase Plan and acquisitions. The remaining shares authorized for repurchase under the existing program totaled approximately 1.6 million shares at June 30, 1998. There were no common stock repurchases in the quarter ended June 30, 1998. Subsequent to June 30, 1998, the Company repurchased approximately 220 thousand shares of Company Common Stock for total consideration of approximately $2.9 million.

      The Company is aware of the issues associated with the Year 2000 problem. The "Year 2000" problem relates to whether computer systems will properly recognize date sensitive information beginning in the year 2000. Potential computer failures arising from years beginning with "20" rather than "19" are a known risk. The Company is addressing this risk through its project to integrate and standardize its information systems prior to the Year 2000. As a result of this information system standardization and other system modifications currently underway, the Company believes that the Year 2000 problem relating to its financial systems will not pose significant problems for the Company's information and operations systems so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company is also conducting a comprehensive review of its other information and operations systems to identify the systems that may not function properly in the Year 2000 and thereafter, and is taking appropriate corrective action where necessary. Additionally, the Company is identifying and contacting suppliers and other critical business partners to determine if entities with which the Company transacts business have effective year 2000 plans in place and to assess the potential impact of the Year 2000 issue on the Company's operations.

       19                           AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


 The Company does not currently pay dividends.

OTHER

New Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in the quarter ended June 30, 1998, as required. The financial statements as of June 30, 1997 have been restated to conform to the current presentation. Adoption of this accounting standard did not impact earnings, financial condition or liquidity.

 In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999, as required. Adoption of this accounting standard will not impact earnings, financial condition or liquidity.

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that costs of start-up activities, including organization costs, be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. The adoption of this standard will not materially impact earnings, financial condition or liquidity of the Company.

  In June 1998, the FASB unanimously approved for issuance SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Forward-looking Statements

  This report contains statements that are forward-looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to underlying market conditions, continued growth in same-store sales, costs and potential disruptive effects of the repositioning, the success of the Repositioning Plan, implementation and standardization of information systems, including problems relating to Year 2000 matters, the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or behalf of the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. Praxair is seeking compensatory damages in excess of $100 million and punitive damages. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are also without merit and intends to defend vigorously against such claims.

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

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       The Company is involved in various legal and regulatory proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

     The following exhibits are being filed as part of this Form 10-Q Report:

     Exhibit No.        Description

       4.1 Amendment No. 1 to Credit Agreement dated as of April 13, 1998 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited and Airgas Ontario, Inc., Nationsbank, N.A. as U.S. agent and Canadian Imperial Bank of Commerce as Canadian Agent.

       11               Calculation of earnings per share

       27               Financial Data Schedules as of June 30, 1998 and
                        June  30, 1997

b.    Reports on Form 8-K

  On April 27, 1998, the Company filed a Form 8-K pursuant to Item 5, commenting on its earnings outlook for the fourth quarter ended March 31, 1998, and on the impact of a special charge related to its Repositioning Plan.

  On May 15, 1998, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the fourth quarter and year ended March 31, 1998.

  On May 26, 1998, the Company filed a Form 8-K pursuant to Item 5, announcing the appointment of Scott M. Melman as Vice President and Chief Financial Officer.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Airgas, Inc.
                                                   (Registrant)






Date August 12, 1998                              /s/ Scott M. Melman
                                                   Scott M. Melman
                                                   Vice President and
                                                   Chief Financial Officer