Form 10-Q
period 1998-09-30
AIRGAS INC
filed 1998-11-16
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:    September 30, 1998

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






Common Stock outstanding at November 4, 1998:  70,443,564 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                            September 30, 1998

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

 Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
     and March 31, 1998......................................................3

 Consolidated Statements of Earnings for the Three and
     Six Months Ended September 30, 1998 and 1997 (Unaudited)................4

 Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 1998 and 1997 (Unaudited)........5

 Notes to Consolidated Financial Statements (Unaudited)......................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................26

Item 4.  Submission of Matters to a Vote of Security Holders................27

Item 5.  Other Information..................................................27

Item 6.  Exhibits and Reports on Form 8-K...................................29

SIGNATURES .................................................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               AIRGAS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                          September 30,
                                                             1998                March 31,
                                                          (Unaudited)              1998
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $5,886 at September 30,1998
  and $5,676 at March 31, 1998                            $  204,833             $  186,342
Inventories, net                                             165,863                154,937
Prepaid expenses and other current assets                     25,042                 25,555
          Total current assets                               395,738                366,834
Plant and equipment, at cost                                 977,317                923,635
Less accumulated depreciation, depletion and amortization   (262,175)              (236,331)
          Plant and equipment, net                           715,142                687,304
Goodwill, net of accumulated amortization of
  $48,299 at September 30, 1998 and
  $42,147 at March 31, 1998                                  431,460                410,753
Other non-current assets                                     177,691                176,583
          Total assets                                    $1,720,031             $1,641,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt                         $   14,064             $   12,150
Accounts payable, trade                                       83,721                 84,602
Accrued expenses and other current liabilities               113,304                128,806
          Total current liabilities                          211,089                225,558
Long-term debt                                               906,356                830,845
Deferred income taxes                                        129,266                121,356
Other non-current liabilities                                 35,139                 36,842

Stockholders' Equity
  Preferred stock, no par value, 20,000 shares authorized,
    no shares issued or outstanding at September 30, 1998
    and March 31, 1998, respectively                              --                     --
  Common stock, par value $.01 per share, 200,000 shares
    authorized, 70,428 and 71,357 shares issued at
    September 30, 1998 and March 31, 1998, respectively          717                    714
  Capital in excess of par value                             194,942                192,358
  Retained earnings                                          258,921                237,166
  Accumulated other comprehensive loss                          (915)                  (779)
  Treasury stock, 1,203 and 176 common shares at cost at
    September 30, 1998 and March 31, 1998, respectively      (15,484)                (2,586)
          Total stockholders' equity                         438,181                426,873
          Total liabilities and stockholders' equity      $1,720,031             $1,641,474

See accompanying notes to consolidated financial statements.

                                 AIRGAS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                  (In thousands, except per share amounts)
                                               Three Months Ended          Six Months Ended
                                                 September 30,               September 30,
                                               1998          1997          1998        1997
Net sales:
 Distribution                                  $288,997      $268,168      $580,959    $539,437
 Direct Industrial                               65,211        61,216       133,802      98,061
 Manufacturing                                   42,384        30,972        82,604      54,270
    Total net sales                             396,592       360,356       797,365     691,768

Costs and expenses:
 Cost of products sold (excluding depreciation,
  depletion and amortization)
    Distribution                                144,725       135,011       291,402     272,474
    Direct Industrial                            48,064        44,966        98,738      70,971
    Manufacturing                                16,063        14,404        34,208      25,690
 Selling, distribution and administrative
  expenses                                      134,201       114,199       265,452     219,542
 Depreciation, depletion and amortization        21,748        18,776        43,345      36,591
 Special charges                                     --       (14,500)       (1,000)    (14,500)
    Total costs and expenses                    364,801       312,856       732,145     610,768

Operating income:
 Distribution                                    25,143        27,182        52,799      55,876
 Direct Industrial                                  929         1,343         1,813       2,448
 Manufacturing                                    5,719         4,475         9,608       8,176
 Special charges                                     --        14,500         1,000      14,500
    Total operating income                       31,791        47,500        65,220      81,000

 Interest expense, net                          (15,720)      (13,670)      (30,526)    (25,778)
 Other income, net                                  682         1,573           870       2,046
 Equity in earnings of unconsolidated
  affiliates                                      1,222           434         1,976         319
 Minority interest                                   27          (309)          (39)       (618)
    Earnings before income taxes                 18,002        35,528        37,501      56,969
Income tax expense                                7,522        13,853        15,746      23,068

Net earnings                                   $ 10,480      $ 21,675      $ 21,755    $ 33,901

 Basic earnings per share                      $    .15      $    .32      $    .31    $    .50
 Diluted earnings per share                    $    .15      $    .31      $    .30    $    .48

Weighted average shares outstanding:
 Basic                                           70,000        68,530        70,100      67,700
 Diluted                                         71,700        70,950        71,800      70,100

Comprehensive income                           $ 10,329      $ 21,575      $ 21,619    $ 33,802

See accompanying notes to consolidated financial statements.

                                AIRGAS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)
                                                      Six Months Ended       Six Months Ended
                                                     September 30, 1998     September 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                               $ 21,755               $33,901
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  43,345                36,591
   Deferred income taxes                                      5,511                11,374
   Equity in earnings of unconsolidated affiliates           (2,563)               (1,061)
   Gain on sales of plant and equipment                        (292)                  (25)
   Minority interest in earnings                                 39                   618
   Gain on divestiture of non-core business                      --                (1,452)
   Stock issued for employee benefit plan expense             3,109                 2,945
Changes in assets and liabilities, excluding effects
  of business acquisitions and divestitures:
   Trade receivables, net                                   (16,308)               (7,081)
   Inventories                                              (10,758)               (3,626)
   Prepaid expenses and other current assets                    756                (5,400)
   Accounts payable, trade                                   (1,865)              (14,266)
   Accrued expenses and other current liabilities            (1,986)                  391
   Other assets and liabilities, net                         (8,526)                1,488
    Net cash provided by operating activities                32,217                54,397

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                     (56,528)              (65,419)
   Proceeds from sales of plant and equipment                 1,152                 1,245
   Proceeds from divestitures                                10,463                 4,000
   Business acquisitions, net of cash acquired              (42,307)              (67,599)
   Business acquisitions, holdback settlements               (1,564)               (3,174)
   Investment in unconsolidated affiliates                     (139)               (9,147)
   Dividends from unconsolidated affiliates                   1,697                   870
   Other, net                                                 4,831                   364
    Net cash used by investing activities                   (82,395)             (138,860)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                 258,505               224,593
   Repayment of debt                                       (182,733)             (124,674)
   Financing costs                                              (18)                   (8)
   Repurchase of treasury stock                             (13,982)              (18,363)
   Exercise of stock options                                    356                 2,427
   Cash overdraft                                           (11,950)                  488
    Net cash provided by financing activities                50,178                84,463

CASH INCREASE (DECREASE)                                   $      0              $      0
 Cash - Beginning of period                                       0                     0
 Cash - End of period                                      $      0              $      0
See accompanying notes to consolidated financial statements.

       6                          AIRGAS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 (1)   BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Airgas, Inc.
and  its  subsidiaries  (the  "Company").   Unconsolidated  affiliates  are
accounted for on the equity method and generally consist of 20% - 50% owned
operations  where control does not exist or is considered  temporary.   The
excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date is being amortized over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

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

  The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" in the quarter ended June 30, 1998, as
required.   The  financial statements as of September 30,  1997  have  been restated to conform to the current presentation.

  The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures, and special charges which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


(2)   ACQUISITIONS AND DIVESTITURES

  From April 1, 1998 to September 30, 1998, the Company acquired eight distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $27 million and four manufacturers and distributors of dry ice (Manufacturing segment) with annual sales of approximately $20 million. The aggregate purchase price, including amounts related to non-competition and confidentiality agreements, amounted to approximately $58 million ($42 million cash and $16 million assumed liabilities). Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations are included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

  Subsequent to September 30, 1998, the Company acquired three distributors of industrial gases and related equipment with annual sales of approximately $4 million for an aggregate purchase price of approximately $3.7 million.

  As also discussed in Note (3), the Company divested two non-core businesses in the first quarter of 1999. The consideration for the sales of the businesses included cash proceeds of approximately $10.5 million and the assumption of certain liabilities. The businesses had combined annual net sales in 1998 of approximately $17 million.

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)


  On November 5, 1998, the Company announced that it had entered into a definitive agreement to sell its calcium carbide and carbon products
manufacturing  operations  to  Elkem  Metals  Company  L.P.  ("Elkem"),   a
subsidiary  of Elkem ASA.  As part of the agreement, Elkem will enter  into a long-term contract to supply the Company's calcium carbide requirements and the Company and Elkem will discontinue their Elkem-American Carbide Company joint venture that currently markets calcium carbide throughout the United States. The manufacturing facilities that are operated by the Company's subsidiary, American Carbide and Carbon Corporation, are located in Pryor, Oklahoma and Keokuk, Iowa and generate annual sales of approximately
$30 million.   The operations are included  in the Company's  Manufacturing
segment.  The Company  expects to record a gain on the sale.   Consummation
of the transaction is subject to regulatory approvals.


(3)    SPECIAL CHARGES

  During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Company established repositioning reserves of approximately $11 million in the fourth quarter of 1998 related to the pending divestiture of several non-core businesses, facility exit costs and severance. As discussed in Note (2), the Company completed the divestiture of two non-core businesses during the first quarter of 1999. As a result of these divestitures, repositioning reserves were reduced by $2.8 million, including $1 million ($570 thousand after-tax) which represented a reversal of excess reserves. The Company estimated that facility exit costs and severance would require a use of cash of $4.2 million. Through September 30, 1998, the Company has paid amounts totaling $1.9 million related to facility exit costs and severance. At September 30, 1998, the Company believes its remaining repositioning accruals of $6.3 million ($4 million for divestitures and $2.3 million for facility exit costs and severance) are adequate.

  On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in litigation related to the fraudulent breach of contract by a third-party supplier of refrigerant gas which was reported by the Company in December 1996. The Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (after-tax $17 million) for product losses and costs associated with the Company's investigation into the fraud and recovery of damages. As a result of the settlement, the Company recorded a gain of $14.5 million (after-tax $9.4 million) during the second quarter ended September 30, 1997.

  During the second quarter ended September 30, 1997, the Company also recorded a gain, included in other income, of $1.5 million (approximately $980 thousand after-tax) related to the sale of a non-core business.


(4)   EARNINGS PER SHARE

  Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company's Common Stock outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents related to stock options and contingently issuable shares.

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)


   The   table  below  reconciles  basic  weighted  average  common  shares outstanding to diluted weighted average common shares outstanding for the three and six month periods ended September 30, 1998 and 1997:

(In thousands)
                                      Three Months Ended          Six Months Ended
                                         September 30,              September 30,
                                      1998          1997          1998         1997
Weighted average common shares
 outstanding:
   Basic..........................    70,000        68,530        70,100       67,700
   Stock Options..................     1,570         2,420         1,630        2,400
   Contingently issuable shares...       130            --            70           --
   Diluted........................    71,700        70,950        71,800       70,100



(5)   INVENTORIES

      Net inventories consist of:

(In thousands)
                                                 (Unaudited)
                                                 September 30,         March 31,
                                                    1998                 1998
Finished goods                                   $164,301              $154,003
Raw materials                                       3,139                 2,380
                                                  167,440               156,383
Less reduction to LIFO cost                        (1,577)               (1,446)

                                                 $165,863              $154,937

                               AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)


(6)  PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

(In thousands)
                                                 (Unaudited)
                                                 September 30,         March 31,
                                                    1998                 1998
Land and land improvements                       $  27,183             $  26,050
Buildings and leasehold improvements                91,691                88,130
Cylinders                                          415,353               404,198
Machinery and equipment, including bulk tanks      323,511               300,599
Computers and furniture and fixtures                59,080                52,051
Transportation equipment                            51,038                48,720
Construction in progress                             9,461                 3,887

                                                 $ 977,317             $ 923,635



(7) OTHER NON-CURRENT ASSETS

     Other non-current assets include:

(In thousands)
                                                  (Unaudited)
                                                  September 30,        March 31,
                                                     1998                1998
Investment in unconsolidated affiliates           $  99,843            $  98,522
Non-compete agreements and other intangible
  assets, at cost, net of accumulated
  amortization of $79.8 million at
  September 30, 1998 and $73.2 million at
  March 31, 1998                                     60,250               63,205
Other assets                                         17,598               14,856

                                                   $177,691             $176,583

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)



(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include:

(In thousands)
                                                  (Unaudited)
                                                  September 30,        March 31,
                                                     1998                1998
Cash overdraft                                     $ 19,671            $ 31,621
Repositioning accruals                                6,265              10,429
Accrued interest                                      9,380               8,918
Insurance and related reserves                        8,835               7,248
Customer cylinder deposits                            8,617               8,668
Other accrued expenses and current liabilities       60,536              61,922

                                                   $113,304            $128,806

The cash overdraft is attributable to the float of the Company's outstanding checks.


(9) STOCKHOLDERS' EQUITY

 Changes in stockholders' equity were as follows:

 (In thousands of shares)
                                                Shares of Common       Treasury
                                                Stock $.01 Par Value     Stock

 Balance--April 1, 1998                              71,357                176
 Common stock issuance (a)                              274                 --
 Purchase of treasury stock                              --              1,100
 Reissuance of treasury stock                            --                (73)

 Balance--September 30, 1998                         71,631              1,203

                                AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)




 (In thousands of dollars)
                                                              Accumulated
                                      Capital in                 Other
                             Common   Excess of    Retained   Comprehensive   Treasury   Comprehensive
                              Stock   Par Value    Earnings      Loss           Stock      Income
Balance--April 1, 1998       $714     $192,358     $237,166     $(779)        $(2,586)   $     --
Net earnings                   --           --       21,755        --              --      21,755
Common stock issuance (a)       3        3,106           --        --              --          --
Foreign currency translation
 adjustments                   --           --           --      (136)             --        (136)
Purchase of treasury stock     --           --           --        --         (13,982)         --
Reissuance of treasury stock   --         (866)          --        --           1,084          --
Tax benefit from stock option
 exercises                     --          344           --        --              --          --

Balance--September 30,1998   $717     $194,942     $258,921     $(915)       $(15,484)    $21,619

(a) Related to the issuance of common stock for the Company's Employee Stock Purchase Plan.



(10)   COMMITMENTS AND CONTINGENCIES

(a)   Litigation

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in
the  Circuit  Court  of  Mobile  County, Alabama.   The  complaint  alleged
tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's
formation  of  a  joint  venture  with National  Welders.   Praxair  sought
compensatory  damages in excess of $100 million and punitive  damages.   In
June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that all of Praxair's claims are without merit and intends to defend vigorously against such claims.

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

(b)   Insurance Coverage

  The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $500,000 per occurrence for workers' compensation, general and products liability, and business automobile liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience. The Company has established insurance reserves that management believes to be adequate.

Item 2.
                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

OVERVIEW

     Net sales increased 10% to $397 million in the quarter ended September 30, 1998 ("current quarter"), from $360 million in the prior year. Net earnings were $10.5 million or $.15 per diluted share, compared to $21.7 million, or $.31 per diluted share, a year ago. Excluding an after-tax gain of $9.4 million related to a partial recovery of charges incurred in fiscal 1997 and the after-tax gain on the sale of a non-core business of $980 thousand, net earnings in the prior period were $11.3 million or $.16 per diluted share.

     Net earnings in the current quarter were impacted by a general slowing in the manufacturing and industrial economies and higher operating expenses associated with the Company's "Repositioning Airgas for Growth" (the "Repositioning Plan"). As more fully described in the Company's Form 10-K for the year ended March 31, 1998, the Company initiated its Repositioning Plan during the fourth quarter ended March 31, 1998. The Repositioning Plan includes the consolidation of subsidiaries into larger regional companies, the conversion of information systems to two legacy systems, the implementation of a single national computer center and communications system, the build-out of regional distribution centers and the divestiture of several non-core businesses. The Company established repositioning reserves of approximately $11 million in the fourth quarter of 1998 related to the pending divestiture of several non-core businesses, facility exit costs and severance. During the first quarter of 1999, the Company completed the divestiture of two non-core businesses. As a result of these divestitures, repositioning reserves were reduced by $2.8 million, including $1 million ($570 thousand after-tax) which represented a reversal of excess reserves. The Company estimated that facility exit costs and severance would require a use of cash of $4.2 million. Through September 30, 1998, the Company has paid amounts totaling $1.9 million related to facility exit costs and severance. At September 30, 1998, the Company believes its remaining repositioning accruals of $6.3 million ($4 million for divestitures and $2.3 million for facility exit costs and severance) are adequate.

      Repositioning Plan expenses were $4.6 million ($2.6 million after-tax or $.04 per diluted share), in the current quarter, of which approximately 60% are estimated to represent recurring expenses. The repositioning costs and expenses were primarily for computer conversions and upgrades, facility-related costs and personnel expenses.

       From April 1, 1998 through November 5, 1998, the Company acquired 11 distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $31 million and four manufacturers and distributors of dry ice (Manufacturing segment) with annual sales of approximately $20 million.

      On November 5, 1998, the Company announced that it had entered into a definitive agreement to sell its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. As part of the agreement, Elkem will enter into a long-term contract to supply the Company's calcium carbide requirements and the Company and Elkem will discontinue their Elkem-American Carbide Company joint venture that currently markets calcium carbide throughout the United States. The manufacturing facilities that are operated by the Company's subsidiary, American Carbide and Carbon Corporation, are located in Pryor, Oklahoma and Keokuk, Iowa and generate annual sales of approximately $30 million. The operations are included in the Company's Manufacturing segment. The Company expects to record a gain on the sale. Consummation of the transaction is subject to regulatory approvals.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

INCOME STATEMENT COMMENTARY

      Net sales increased 10% during the current quarter compared to the same quarter in the prior year:

(in thousands)
                              Three months Ended
                                September 30,
      Net Sales:              1998          1997         Increase

  Distribution                $288,997      $268,168     $20,829
  Direct Industrial             65,211        61,216       3,995
  Manufacturing                 42,384        30,972      11,412
                              $396,592      $360,356     $36,236

      Distribution sales include three product groups: gases, hardgoods and rent. Distribution sales increased $20.8 million as a result of approximately $20.5 million from the acquisition of 21 distributors since July 1, 1997 and approximately $5.2 million from same-store sales growth. Offsetting the increase in sales were the divestitures of two businesses in the first quarter of 1999 which had sales of approximately $4.9 million in the prior period. Distribution same-store sales increased 2% as a result of a 6% same-store increase in gas and rent, partially offset by a 2% decline in hardgoods sales. The Company believes its hardgoods sales were adversely affected in the current quarter by a general slowing in the manufacturing and industrial economies. The increases in gas and rent sales were helped by the Company's continued focus on strategic products, including the expansion of its rental welder fleet and small bulk gases. Sales in the current quarter were also negatively affected by weather conditions that impacted operations bordering the Gulf of Mexico and in the Southwest and Midwest regions. Low oil prices also slowed off-shore and inland oil activity. The Company believes that these factors contributed to the decline in its Distribution same-store sales growth rate from 5% in the prior year quarter. Additionally, although difficult to quantify, the Company believes that the indirect effects of the Repositioning have impacted sales.

      The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, the Company's ability to sell additional products and services to existing customers and to obtain price increases. The Company continues to focus on internal sales growth through the addition of new products and product-line extensions, including certain specialty gases, carbon dioxide, refrigerant gases in returnable containers, the expansion of rental welders and tool and safety hardgoods items.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      Airgas Direct Industrial ("ADI") sales include safety products and equipment, metalworking tools and supplies and other Maintenance, Repair and Operations ("MRO") hardgoods items. ADI's sales increased $4 million primarily from same-store sales growth. The same-store sales growth rate for ADI during the current quarter was approximately 4% and resulted from a 9% increase in sales of safety-related products, partially offset by a 7% decline in tool products. Sales increases of safety-related products were driven by growth in national account business and by an expanded telemarketing sales force. Sales of tool products were impacted by a general slowing of the manufacturing and industrial economies.

      The Manufacturing segment's sales primarily include six product groups: liquid carbon dioxide, dry ice, specialty gases, nitrous oxide, carbon products and calcium carbide. Sales increased $11.4 million primarily from seven liquid carbon dioxide and dry ice acquisitions completed since July 1, 1997. Volume gains in liquid carbon dioxide were largely offset by lower pricing. Pricing was off as a result of increased industry production exceeding growth in demand. Dry ice sales volumes increased in the quarter, helped by unusually warm weather. Sales of nitrous oxide and calcium carbide products decreased slightly due to lower sales volume combined with some pricing pressures.

Gross profits increased 13% during the current quarter compared to the same quarter in the prior year:

(in thousands)
                                  Three Months Ended
                                     September 30,
     Gross Profits:               1998          1997          Increase

  Distribution                    $144,272      $133,157      $11,115
  Direct Industrial                 17,147        16,250          897
  Manufacturing                     26,321        16,568        9,753
                                  $187,740      $165,975      $21,765

      The increase in Distribution gross profits of $11.1 million resulted from acquisitions which contributed approximately $10.1 million and from same-store gross profit growth of approximately $3.5 million, or 2.6%. Offsetting the increase in gross profits from acquisitions and same-store sales growth were the divestitures of two businesses in the first quarter of 1999 which had gross profits of approximately $2.5 million in the prior period. As a result of higher gas volumes and increased rental business, same-store gross profits for gas and rent increased 5% in the current quarter. Partially offsetting gas and rent gains was a decrease in hardgoods same-store gross profits of approximately 3%. As a result of a slight shift in the sales mix towards higher margin gas

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

and rent, Distribution gross margin of 50% was up 30 basis points compared to the prior year. The Company implemented price increases late in the second quarter which may help improve gross margins in future periods.

     The increase in ADI gross profits of $897 thousand resulted primarily from same-store gross profit growth of 4%. Same-store gross profit growth resulted primarily from sales volume increases related to safety products and supplies. Gross margins at 26.3% for the quarter were essentially flat compared to the prior quarter.

      The increase in Manufacturing gross profits of $9.8 million and improved gross margins resulted primarily from acquisitions of carbon dioxide and dry ice businesses.

     Selling, distribution and administrative expenses consist primarily of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Selling, distribution and administrative expenses increased approximately $20 million in the current quarter compared to the prior year primarily as a result of acquisitions and higher costs and expenses associated with the Company's Repositioning Plan. Repositioning-related expenses totaled approximately $4.6 million in the current quarter. Repositioning costs consist of expenses associated with computer conversions, relocation and other personnel expenses and facility-related costs. As a percentage of net sales, selling, distribution and administrative expenses increased to 33.8% in the current quarter compared to 31.7% in the prior year.

      Depreciation, depletion and amortization totaled $21.7 million in the current quarter and increased $3 million compared to the prior year primarily as a result of acquisitions and capital projects completed during the previous 12 months. Compared to the prior year, depreciation, depletion and amortization as a percentage of sales increased 30 basis points to 5.5%. For the Distribution, ADI and Manufacturing segments, depreciation, depletion and amortization expense in the current quarter, relative to net sales, was 5.7%, 2.8% and 7.8%, respectively.

     Operating income decreased $1.2 million or 3.7% in the current quarter compared to the prior year, excluding a gain of $14.5 million. The decrease in operating income was primarily due to higher operating costs resulting from the Repositioning Plan, of which approximately 60% are estimated to represent recurring expenses. The Company believes that operating margins will continue to be impacted by higher operating costs resulting from the implementation of the Repositioning Plan.

(in thousands)
                                                   Three Months Ended
                                                      September 30,          Increase
  Operating Income (excluding special charges):    1998          1997       (Decrease)

  Distribution                                     $25,143       $27,182     $(2,039)
  Direct Industrial                                    929         1,343        (414)
  Manufacturing                                      5,719         4,475       1,244
                                                   $31,791       $33,000     $(1,209)

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      The Distribution segment's operating income margin decreased 140 basis points to 8.7% in the current quarter compared with the prior year. The decrease resulted primarily from higher operating costs and expenses associated with the Company's Repositioning Plan and from acquisitions which had estimated operating margins ranging from 6% to 8%. In the current quarter, the Distribution segment incurred $3.2 million of direct repositioning expenses which were primarily related to computer conversions and personnel-related costs.

      The operating income margin for ADI decreased 80 basis points to 1.4% in the current quarter compared to the prior year. Higher same-store sales and gross profits were offset by repositioning expenses totaling $1.4 million. The repositioning expenses were associated with new distribution facilities in Southern California and Georgia and computer conversion expenses.

      The Manufacturing segment's operating margin decreased 100 basis points to 13.5% in the current quarter compared to the prior year primarily as a result of acquisitions.

      Interest expense, net, totaled $15.7 million in the current quarter and increased $2.1 million compared to the prior year. The increase in interest expense was primarily attributable to an increase in debt associated with completing 28 acquisitions since July 1, 1997. Interest costs were also impacted by capital expenditures, an increase in working capital and the repurchase of the Company's Common Stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

      Equity in earnings of unconsolidated affiliates of $1.2 million increased $788 thousand compared to the prior year as a result of an increase in earnings from the Company's liquid carbon dioxide joint venture and from higher joint venture earnings from National Welders Supply. Earnings have been helped by the liquid carbon dioxide joint venture which significantly expanded production capacity in September 1997.

     Excluding the impact of special charges, the effective income tax rate declined slightly compared to the prior year as a result of the implementation of state tax planning strategies, slightly offset by the increase of permanent differences relative to pre-tax earnings.

      Net earnings in the current quarter were $10.5 million, or $.15 per diluted share, compared to $11.3 million, or $.16 per diluted share (excluding special charges) in the prior year.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

INCOME STATEMENT COMMENTARY

     Net sales increased 15% during the six months ended September 30, 1998 ("current period") compared to the same period in the prior year:

(in thousands)
                                   Six Months Ended
                                     September 30,
      Net Sales:                   1998        1997        Increase

  Distribution                     $580,959    $539,437    $ 41,522
  Direct Industrial                 133,802      98,061      35,741
  Manufacturing                      82,604      54,270      28,334
                                   $797,365    $691,768    $105,597

       Distribution sales increased $41.5 million as a result of approximately $37.2 million from the acquisition of 27 distributors since April 1, 1997 and approximately $11 million from same-store sales growth. Offsetting the increase in sales were the divestitures of two businesses in the first quarter of 1999 which had sales of $6.7 million in the prior period. Distribution same-store sales increased 2% as a result of a 4.5% same-store increase in gas and rent, partially offset by a slight decline in hardgoods sales. The Company believes its hardgoods sales were adversely affected by a general slowing in the manufacturing and industrial economies, particularly in the quarter ended September 30, 1998. The increases in gas and rent sales were helped by gas sales from the Company's two air separation plants and by the expansion of its rental welder business and other sales initiatives. Sales in the current period were also negatively affected by weather conditions in certain regions of the United States and low oil prices which slowed off-shore and inland oil activity. The Company believes that these factors contributed to the decline in its Distribution same-store sales growth rate from 4.7% in the prior year. Additionally, although difficult to quantify, the Company believes the indirect effects of the Repositioning have impacted sales.

      ADI's sales increased $35.7 million primarily as a result of approximately $28.4 million from the acquisition of two distributors since April 1, 1997 and approximately $7.3 million from same-store sales growth. The same-store sales growth rate for ADI during the current period was approximately 7.4% and resulted from an 11% increase in sales of safety-related products, partially offset by a 5% decline in tool products. Sales of tool products were primarily impacted by a slowing in the economy.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      The Manufacturing segment's sales increased $28.3 million primarily from nine liquid carbon dioxide and dry ice acquisitions completed since April 1, 1997. The Company estimates that liquid carbon dioxide and dry ice sales volumes increased during the current period, however, lower pricing offset liquid volume growth. The Company believes that prices declined as a result of increased industry production exceeding growth in demand.

Gross profits increased approximately 16% in the current period compared to the same period in the prior year:

(in thousands)
                                    Six Months Ended
                                       September 30,
  Gross Profit:                     1998        1997         Increase

  Distribution                      $289,557    $266,963     $22,594
  Direct Industrial                   35,064      27,090       7,974
  Manufacturing                       48,396      28,580      19,816
                                    $373,017    $322,633     $50,384

      The increase in Distribution gross profits of $22.6 million resulted from acquisitions which contributed approximately $19 million and from same-store gross profit growth of approximately $7.3 million, or 2.7%. Offsetting the increase in gross profits was the divestiture of two businesses in the first quarter of 1999 which had contributed gross profits of $3.7 million in the prior year. Same-store gross profits were helped by higher gas volumes and increased rental revenues of 4.5%, partially offset by a 1.8% decrease in hardgoods same-store gross profits. As a result of a shift in sales mix towards higher margin gas and rent, same-store gross margin increased by 30 basis points to 49.8% compared to the prior period.

      The  increase  in  ADI  gross profits of  $8  million  resulted  from acquisitions and same-store gross profit growth of approximately $1.7 million, or 6.2%. Same-store gross profit growth resulted primarily from sales volume growth of safety-related products. ADI's gross margin of 26.2% for the current period was down 140 basis points compared to the prior year due to acquisitions which had an average gross margin of approximately 22%.

      The increase in Manufacturing gross profits of $19.8 million resulted primarily from acquisitions of liquid carbon dioxide and dry ice businesses. The Manufacturing gross margin increased from 52.7% to 58.6% as a result of higher margins at acquired companies.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      Selling, distribution, and administrative expenses increased $45.9 million in the current period compared to the prior period primarily as a result of acquisitions and higher costs associated with the Company's Repositioning Plan. Repositioning-related expenses totaled approximately $8.4 million in the current period. As a percentage of net sales, selling, distribution and administrative expenses increased to 33.3% for the current period compared to 31.7% in the prior year.

      Depreciation, depletion and amortization totaled $43.3 million in the current period and increased approximately $6.8 million compared to the prior year primarily as a result of acquisitions and an increase in property and equipment. Compared to the prior year, depreciation, depletion and amortization as a percentage of sales increased 10 basis points to 5.4%. For the Distribution, ADI and Manufacturing segments, depreciation, depletion and amortization relative to net sales was 5.7%, 2.7% and 7.7%, respectively, for the current period.

      Operating income decreased $2.3 million or 3.4% in the current period compared to the prior period, excluding special charges in both periods. The decrease in operating income was primarily due to higher operating costs resulting from the Repositioning Plan, of which approximately 60% are estimated to represent recurring expenses. The Company believes that operating margins will continue to be impacted by higher operating costs resulting from the Repositioning Plan.

(in thousands)
                                                     Six Months Ended
                                                       September 30,         Increase
  Operating Income (excluding special charges):      1998        1997       (Decrease)

  Distribution                                       $52,799     $55,876     $ (3,077)
  Direct Industrial                                    1,813       2,448         (635)
  Manufacturing                                        9,608       8,176        1,432
                                                     $64,220     $66,500     $ (2,280)

     The Distribution segment's operating income margin decreased 130 basis points to 9.1% for the current period compared to the prior year. The decrease resulted primarily from higher operating expenses associated with the Company's Repositioning Plan and from acquisitions which had lower operating margins. The Distribution segment incurred $5.6 million of direct repositioning expenses during the six months ended September 30, 1998, primarily related to computer conversion and personnel costs.

     The operating income margin for ADI decreased 110 basis points to 1.4% in the current period compared to the prior year. Higher same-store sales and gross profits were offset by repositioning expenses totaling $2.8 million. ADI's repositioning expenses were associated with new distribution facilities in Southern California and Georgia and computer conversion expenses.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The Manufacturing segment's operating margin decreased to 11.6% in the current period from 15.1% in the prior year primarily as a result of acquisitions. Operating margins were also impacted by higher expenses related to the integration of acquisitions and new branch locations.

     Interest expense, net, totaled $30.5 million in the current period and increased $4.7 million compared to the prior year. The increase in interest expense was primarily attributable to an increase in debt associated with completing 38 acquisitions since April 1, 1997. Interest costs were also impacted by capital expenditures, an increase in working capital and the repurchase of the Company's Common Stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged floating interest rates under certain borrowings with interest rate swap agreements.

      Equity in earnings of unconsolidated affiliates of $2 million in the current period increased $1.7 million compared to the prior year as a result of an increase in earnings from the Company's liquid carbon dioxide joint venture which was acquired in connection with the June 1997 acquisition of Carbonic Industries Corporation and from higher joint venture earnings of National Welders Supply. Earnings have been helped at the Company's liquid carbon dioxide joint venture because of expanded production capacity which came on-line in September 1997.

     Excluding the impact of special charges, the effective income tax rate declined slightly compared to the prior year as a result of the implementation of state tax planning strategies, slightly offset by the increase of permanent differences relative to pre-tax earnings.

      Net earnings, excluding special charges, in the current period were $21.2 million, or $.29 per diluted share, compared to $23.5 million, or $.34 per diluted share, in the prior year.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)




LIQUIDITY AND CAPITAL RESOURCES

     The   Company   has  primarily  financed  its  operations,   capital
expenditures, stock repurchases and acquisitions with borrowings and funds provided by operating activities.

     Cash flows from operating activities totaled $32.2 million for the six months ended September 30, 1998. Depreciation, depletion and amortization represented $43.3 million of cash flows from operating activities. Cash flows from working capital components decreased $30.1 million as a result of an increase in accounts receivable, partially from higher same-store sales; an increase in inventory levels in order to improve customer fulfillment rates and meet increased sales volumes; and a decrease in accounts payable, accrued expenses and other current liabilities. Accounts receivable days' sales outstanding and days' supply of inventory levels also increased compared to March 31, 1998 levels.

     After-tax cash flow (net earnings plus depreciation, depletion and amortization and deferred income taxes), increased 8% to $69.9 million in the six-month period ended September 30, 1998, compared to $64.7 million in the prior year (before special charges in both periods presented).

  Cash used by investing activities totaled $82.4 million. Activities which used cash during the period primarily included capital expenditures of $56.5 million and acquisitions totaling $42.3 million. The divestiture of two non-core businesses provided cash of $10.5 million.

 Capital expenditures associated with the purchase of cylinders, bulk tanks and machinery and equipment totaled $34.6 million and have helped facilitate strategic product sales growth. Such purchases account for approximately 60% of the total capital expenditures during the six-month period ended September 30, 1998. Computer capital expenditures related to the Company's Repositioning Plan totaled $5.1 million.

     Financing activities provided cash of $50.2 million for the six months ended September 30, 1998, with total debt increasing by $77.4 million (including acquisition debt assumed of $1.6 million) since March 31, 1998. Cash overdraft, the float of the Company's outstanding checks, has decreased by $12 million since March 31, 1998. Funds provided by financing activities were used primarily for acquisitions, capital expenditures, working capital needs and the repurchase of the Company's Common Stock.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


      The Company has unsecured revolving credit facilities totaling US$725 million and C$100 million (US$66 million) with a final maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At September 30, 1998, the Company had borrowings under the agreement of US$577 million, C$43 million (US$28 million), had commitments under letters of credit supported by the agreement of US$76 million, and, based on restrictions related to cash flow to funded debt coverage, had total additional borrowing capacity under the agreement of approximately US$55 million. The Company believes that its borrowing capacity will increase beyond $100 million upon consummation of the announced sale of American Carbide and Carbon Corporation and other asset dispositions. At September 30, 1998, the effective interest rate on borrowings under the credit line was approximately 6.07% (U.S. borrowings) and 5.78% (Canadian borrowings).

      In August 1998, the Company filed an amendment to its shelf registration pursuant to Rule 462 (b) under the Securities Act of 1933, as amended, which increased the remaining capacity under the shelf registration to approximately $175 million. At September 30, 1998, the Company had the following long-term debt outstanding under medium-term notes issued under the shelf registration: $100 million of unsecured notes due September 2006 bearing interest at a fixed price of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt.

      In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 25 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $495 million in notional principal amount at September 30, 1998. Seventeen swap agreements with approximately $251 million in notional principal amount require fixed interest payments based on an average effective rate of 6.75% for remaining periods ranging between 1 and 8 years. Eight swap agreements require floating rates ($244 million notional amount at 5.71% at September 30, 1998). Under the terms of seven of the swap agreements, the Company has elected to receive the discounted value of the counter-party's interest payments up-front. At September 30, 1998, approximately $11.3 million of such payments were included in other non-current liabilities. The Company continually monitors its positions and the credit ratings of its counter-parties, and does not anticipate non-performance by the counter-parties.

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

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Subsequent to September 30, 1998, the Company acquired three distributors of industrial gases and related equipment with annual sales of approximately $4 million for an aggregate purchase price of approximately $3.7 million.

  The Board of Directors has authorized the repurchase of up to 4.6 million shares of Company Common Stock from time-to-time to offset share issuances for stock options, the Company's Employee Stock Purchase Plan and acquisitions. During the current quarter, the Company purchased 1.1 million shares of Airgas Common Stock at an average cost of $12.71 per share. The impact of the repurchased shares on earnings per share was immaterial for both the three and six month periods ended September 30, 1998. From inception through September 30, 1998, the Company repurchased approximately
4.1 million shares under the repurchase plan at an average cost of $15.15 per share. The remaining shares authorized for repurchase under the existing program total approximately 500 thousand shares.

     The Company does not currently pay dividends.


YEAR 2000

      The Company is aware of the issues associated with the Year 2000 problem. The "Year 2000" problem relates to whether computer hardware and software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20" rather than "19" are a known risk. The Company's exposure to Year 2000 issues rests primarily in three main areas: information systems hardware and application software, embedded chip technology which may be found in a wide variety of operating equipment and third party Year 2000 readiness.

      With respect to information systems and application software, the Company's businesses generally do not utilize "home grown" programs or systems that require programming to become Year 2000 compliant. The
Company typically uses "out of the box" or "shrink wrap" software for its business needs. Standardized software and computer systems are being implemented across the Company in connection with the Company's Repositioning Plan. The vendors for such software have advised the Company that their software is Year 2000 compliant. Although execution of the Repositioning Plan addresses certain significant Year 2000 problems, it was not initiated primarily as a remediation initiative. The Company believes that standardized operating platforms will help provide for an effective multi-channel distribution network. On a project-to-date basis, the Company has incurred approximately $9 million in costs and expenses to standardize systems, of which approximately $6.2 million represents new capital equipment and software. Total capital spending with regard to the project is estimated to be approximately $15 million. The Company estimates that it is approximately half-way through its computer conversion process. Additionally, in conjunction with the Repositioning Plan, the Company has established a national data center equipped with systems hardware and software which its vendors have indicated is Year 2000 compliant. The implementation of standardized information systems is expected to be completed by June 1999. However, if such standardization is not completed prior to the Year 2000, the Year 2000 problem could have a material impact on the business, results of operations and financial condition of the Company as well as on customers of the Company. The Company has not determined the extent to which its business and customers might be affected in that event.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The Company has designated subsidiary-company managers responsible for directing Year 2000 remediation efforts at the business unit level. These managers, in cooperation with the Company's information systems personnel, are in the process of identifying equipment containing embedded chips and interviewing suppliers of the equipment to determine if the equipment is Year 2000 compliant. Once the non-compliant equipment is identified, the equipment will be repaired, replaced or contingency plans will be put in place prior to the Year 2000. However, if repair, replacement or contingency plans are not completed in time for Year 2000 compliance, the Year 2000 problem could have a material impact on the business, results of operations and financial condition of the Company. The Company is in the process of assessing the potential costs for remediation of non-compliant embedded chip equipment, and an estimate of such costs has not been determined. Moreover, the Company has not determined the extent to which its business could be affected in the event that the repair, replacement or contingency plans are not completed prior to the Year 2000.

      The Company's Year 2000 issues relate not only to its own business systems and equipment but also to those of its customers, vendors and suppliers. To mitigate the risk to the Company arising from third parties, the Company has initiated the process of identifying and contacting significant suppliers and customers and other critical business partners to determine if entities with which the Company transacts business have effective Year 2000 plans in place. The Company anticipates that this evaluation will be ongoing through the balance of calendar 1998 and through calendar 1999. To further mitigate risk to the Company, alternative suppliers will be identified with regard to certain business processes. However, there can be no assurance that the Company's customers, vendors, suppliers and other third parties will successfully resolve their own Year 2000 issues in a timely manner sufficient to prevent impact to the Company.

      The Company is progressing with its remediation objectives. In addition, contingency plans are being developed as part of the remediation efforts and the Company expects such plans to be completed by September 30, 1999.


OTHER

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999, as required. Adoption of this accounting standard will not impact earnings, financial condition or liquidity.

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


Forward-looking Statements

  This report contains statements that are forward-looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to underlying market conditions, continued growth in same-store sales, costs and potential disruptive effects of the repositioning, the success of the Repositioning Plan, implementation and standardization of information systems, any potential problems relating to Year 2000 matters (including without limitation, those relating to Airgas' ability to identify and timely remediate Year 2000 problems, unanticipated remediation costs, timely resolution of Year 2000 problems by significant vendors, suppliers, customers and other similar third parties, and Airgas' ability to develop and implement contingency plans, if necessary), the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding certain pending litigation, reference is made to the Company's Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on August 3, 1998, where the following actions were taken:

(a) The stockholders voted to re-elect W. Thacher Brown, Frank B. Foster III, and Peter McCausland to the Board of Directors. The votes cast for each Director were as follows:

                                           No. of Shares
                                       For               Withheld/Against

     W. Thacher Brown                  61,677,050        824,202
     Frank B. Foster, III              61,676,656        824,596
     Peter McCausland                  61,670,128        831,124

     In addition to the Board members elected at the Annual Meeting, the following are directors whose terms in office as directors continued after the meeting: Rajiv L. Gupta, Robert E. Naylor, John A. H. Shober, Merril L. Stott, Lee M. Thomas, and Robert L. Yohe.

(b) The stockholders voted to adopt the 1998 Employee Stock Purchase Plan. The votes cast in regard to the action were as follows:

                                           No. of Shares
                                For           Against      Abstain
                                59,488,985    2,842,142    170,125

(c)  The stockholders voted to ratify the selection of KPMG Peat Marwick
     LLP as the Company's independent auditors. The votes cast in regard to the action were as follows:

                                           No. of Shares
                                For           Against      Abstain
                                62,084,159    353,001      64,092

Item 5.  Other Information

Advance Notice By-Law Provision

      In accordance with the Company's amended By-Laws, stockholders who wish to submit a proposal for consideration, or who wish to submit director nominations, at the Company's 1999 Annual Meeting of Stockholders, but who do not wish to submit the proposal for inclusion in the Company's Proxy Statement, are required to notify the Company at its principal executive offices not earlier than the close of business on April 5, 1999 and not later than the close of business on May 5, 1999, provided, however, that if the date of the 1999 Annual Meeting is earlier than July 4, 1999 or later than October 2, 1999, the stockholder notice must be delivered not earlier than the close of business on the 120th day prior to such Annual Meeting and not later than the close of business on the later of the 90th day prior to such Annual Meeting or the 10th day following the day on which public announcement of the date of such Annual Meeting is first made. The notice must provide the information required in the By-Laws.

      With respect to nominations submitted by stockholders for a special meeting of the stockholders, the notice must be received by the Company not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting.

      The above requirements do not apply to the deadline for submitting stockholder proposals for inclusion in the Proxy Statement for the 1999 Annual Meeting, which must be received by the Company no later than March 2, 1999.


Amendment to the 1997 Rights Agreement


     On November 12, 1998, the Board of Directors of the Company approved an amendment to the Rights Agreement (the "Rights Agreement"), dated as of April 1, 1997, by and between the Company and The Bank of New York, as Rights Agent, to, among other things, delete the reference to "Continuing Directors" as used throughout the Rights Agreement. Under the amended Rights Agreement, the Rights can be redeemed by a majority of the Board of Directors, not a majority of the Continuing Directors. A Continuing Director was defined as a member of the Board of Directors who was neither an acquiring person nor affiliated with an acquiring person and was either a member of the Board prior to the distribution of the Rights or subsequently became a member of the Board through recommendation or approval by a majority of the Continuing Directors.

     The foregoing description of the approved amendment to the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the form of such amendment which is filed as an exhibit hereto and incorporated herein by reference thereto.


Divestiture of Calcium Carbide and Carbon Products Manufacturing Operations

      On November 5, 1998, the Company announced that it had entered into a definitive agreement to sell its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. As part of the agreement, Elkem will enter into a long-term contract to supply the Company's calcium carbide requirements and the Company and Elkem will discontinue their Elkem-American Carbide Company joint venture that currently markets calcium carbide throughout the United States. The manufacturing facilities that are operated by the Company's subsidiary, American Carbide and Carbon Corporation, are located in Pryor, Oklahoma and Keokuk, Iowa and generate annual sales of approximately $30 million. The operations are included in the Company's Manufacturing segment. The Company expects to record a gain on the sale. Consummation of the transaction is subject to regulatory approvals.

Item 6.     Exhibits and Reports on Form 8-K

a.   Exhibits

     The following exhibits are being filed as part of this Form 10-Q Report:

     Exhibit No.        Description

              3         By-Laws (Amended and Restated November 12, 1998)

              4         Form of First Amendment to the 1997 Rights Agreement

             27 Financial Data Schedules as of September 30, 1998 and September 30, 1997

b.    Reports on Form 8-K

      On July 31, 1998, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the first quarter ended June 30, 1998.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Airgas, Inc.
                                                   (Registrant)






Date: November 16, 1998                            /s/ Scott M. Melman
                                                    Scott M. Melman
                                                    Vice President and
                                                    Chief Financial Officer