Form 10-Q
period 1998-12-31
AIRGAS INC
filed 1999-02-11
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                                    OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 1998

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




Common Stock outstanding at February 4, 1999:  71,032,380 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                             December 31, 1998

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Balance Sheets as of December 31, 1998 (Unaudited)
 and March 31, 1998..........................................................3

 Consolidated Statements of Earnings
 for the Three and Nine Months Ended December 31, 1998 and 1997 (Unaudited)..4

 Consolidated Statements of Cash Flows
 for the Nine Months Ended December 31, 1998 and 1997 (Unaudited)............5

 Notes to Consolidated Financial Statements (Unaudited)......................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................27

Item 5.  Other Information..................................................27

Item 6.  Exhibits and Reports on Form 8-K...................................28

SIGNATURES .................................................................29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               AIRGAS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)
                                                       (Unaudited)
                                                       December 31,      March 31,
                                                          1998             1998
ASSETS
Current Assets
Trade receivables, less allowances for
  doubtful accounts of $5,955 at December 31,1998
  and $5,676 at March 31, 1998                         $  192,129        $  186,342
Inventories, net                                          164,471           154,937
Prepaid expenses and other current assets                  31,185            25,555
         Total current assets                             387,785           366,834
Plant and equipment, at cost                              981,993           923,635
Less accumulated depreciation, depletion
  and amortization                                       (265,431)         (236,331)
         Plant and equipment, net                         716,562           687,304
Goodwill, net of accumulated amortization of
  $51,675 at December 31, 1998 and $42,147
  at March 31, 1998                                       431,849           410,753
Other non-current assets                                  174,676           176,583
         Total assets                                  $1,710,872        $1,641,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                                $   74,395        $   84,602
Accrued expenses and other current liabilities            133,608           128,806
Current portion of long-term debt                          16,138            12,150
         Total current liabilities                        224,141           225,558
Long-term debt                                            861,554           830,845
Deferred income taxes                                     132,452           121,356
Other non-current liabilities                              29,640            36,842

Stockholders' Equity
Preferred stock, no par value, 20,000 shares authorized,
  no shares issued or outstanding at December 31, 1998
  and March 31, 1998, respectively                             --                --
Common stock, par value $.01 per share, 200,000 shares
  authorized, 71,834 and 71,357 shares issued at
  December 31, 1998 and March 31, 1998, respectively          718               714
Capital in excess of par value                            194,139           192,358
Retained earnings                                         281,009           237,166
Accumulated other comprehensive loss                         (965)             (779)
Treasury stock, 918 and 176 common shares at cost at
  December 31, 1998 and March 31, 1998, respectively      (11,816)           (2,586)
         Total stockholders' equity                       463,085           426,873
         Total liabilities and stockholders' equity    $1,710,872        $1,641,474

See accompanying notes to consolidated financial statements.

                                AIRGAS, INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                  (In thousands, except per share amounts)
                                         Three Months Ended           Nine Months Ended
                                            December 31,                 December 31,
                                         1998          1997           1998         1997
Net sales:
 Distribution                            $  279,669    $  272,958     $  860,628   $  812,395
 Direct Industrial                           59,954        61,372        193,756      159,433
 Manufacturing                               40,700        33,480        123,304       87,750
   Total net sales                          380,323       367,810      1,177,688    1,059,578

Costs and expenses:
 Cost of products sold (excluding
  depreciation, depletion and amortization)
   Distribution                             140,085       136,309        431,487      408,783
   Direct Industrial                         43,837        43,795        142,575      114,766
   Manufacturing                             15,755        15,847         49,963       41,537
 Selling, distribution and administrative
  expenses                                  132,969       118,939        398,421      338,481
 Depreciation, depletion and amortization    22,504        20,218         65,849       56,809
 Special charges                                 --            --         (1,000)     (14,500)
   Total costs and expenses                 355,150       335,108      1,087,295      945,876

Operating income:
 Distribution                                20,282        26,902         73,081       82,778
 Direct Industrial                              352         2,463          2,165        4,911
 Manufacturing                                4,539         3,337         14,147       11,513
 Special charges                                 --            --          1,000       14,500
   Total operating income                    25,173        32,702         90,393      113,702

 Interest expense, net                      (15,701)      (13,456)       (46,227)     (39,234)
 Other income, net                           24,370           442         25,240        2,488
 Equity in earnings of unconsolidated
  affiliates                                  2,862           943          4,838        1,262
 Minority interest                              (12)         (219)           (51)        (837)
   Earnings before income taxes              36,692        20,412         74,193       77,381
Income tax expense                           14,604         8,586         30,350       31,654

Net earnings                             $   22,088    $   11,826     $   43,843   $   45,727

 Basic earnings per share                $      .32    $      .17     $      .63   $      .67
 Diluted earnings per share              $      .31    $      .17     $      .61   $      .65

Weighted average shares outstanding:
 Basic                                       69,700        69,600         70,000       68,200
 Diluted                                     71,600        71,500         71,700       70,500

Comprehensive income                     $   22,038    $   11,641     $   43,657   $   45,443

See accompanying notes to consolidated financial statements.

                               AIRGAS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)
                                                          Nine Months Ended     Nine Months Ended
                                                          December 31, 1998     December 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                 $   43,843            $  45,727
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
 Depreciation, depletion and amortization                        65,849               56,809
 Deferred income taxes                                            7,478               13,778
 Equity in earnings of unconsolidated affiliates                 (5,706)              (2,372)
 Gain on sales of plant and equipment                              (397)                (398)
 Minority interest in earnings                                       51                  837
 Gain on divestitures of non-core businesses                    (23,968)              (1,452)
 Stock issued for employee stock purchase plan                    4,270                4,483
Changes in assets and liabilities, excluding effects
  of business acquisitions and divestitures:
 Trade receivables, net                                          (6,992)               3,287
 Inventories, net                                               (13,279)             (12,693)
 Prepaid expenses and other current assets                       (1,502)              (2,098)
 Accounts payable, trade                                         (9,854)             (21,218)
 Accrued expenses and other current liabilities                  15,074                4,583
 Other assets and liabilities, net                              (12,743)              (1,248)
   Net cash provided by operating activities                     62,124               88,025

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                           (82,076)             (93,579)
 Proceeds from sales of plant and equipment                       1,655                2,056
 Proceeds from divestitures of non-core businesses               48,816                4,000
 Business acquisitions, net of cash acquired                    (43,969)            (101,210)
 Business acquisitions, holdback settlements                     (3,619)              (4,130)
 Investment in unconsolidated affiliates                           (140)             (16,086)
 Dividends from unconsolidated affiliates                         2,788                1,984
 Other, net                                                       4,409                2,732
   Net cash used by investing activities                        (72,136)            (204,233)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                                       393,833              309,949
 Repayment of debt                                             (360,789)            (172,011)
 Financing costs                                                    (21)                (362)
 Repurchase of treasury stock                                   (13,982)             (31,905)
 Exercise of stock options                                        1,325                3,217
 Cash overdraft                                                 (10,354)               7,320
   Net cash provided by financing activities                     10,012              116,208

CASH INCREASE (DECREASE)                                       $      0             $      0
 Cash - Beginning of period                                           0                    0
 Cash - End of period                                          $      0             $      0
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

     The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" in the quarter ended June 30, 1998, as
required.   The  financial statements as of December 31, 1997 and  March  31,
1998 have been restated to conform to the current presentation.

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

(2)  ACQUISITIONS AND DIVESTITURES

     From April 1, 1998 to December 31, 1998, the Company acquired 11 distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $31 million and four manufacturers and distributors of dry ice (Manufacturing segment) with annual sales of approximately $20 million. The aggregate purchase price, including amounts related to non-competition agreements, totaled approximately $64 million ($48 million cash and $16 million assumed liabilities). Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations are included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

     On December 31, 1998, the Company completed its previously announced divestiture of its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company and Elkem terminated the Elkem-American Carbide Company joint venture which marketed calcium carbide throughout the United States. The divestiture resulted in a non-recurring gain of $23.9 million ($14.1 million after-tax, or $.20 per diluted share) which is recognized in "other income, net." The calcium carbide and carbon products operations generated annual sales of approximately $30 million included in the Company's Manufacturing Segment ($7.8 million and $22.1 million in sales for the three and nine months ended December 31, 1998, respectively). Through a long-term contract, the Company will continue to purchase its calcium carbide requirements from Elkem.

     In January 1999, the Company announced the signing of a letter of intent with Linde AG ("Linde"), for the purchase by Linde of the Company's operations in Poland and Thailand for approximately $50 million. The transactions are subject to regulatory approvals, completion of due diligence and definitive documentation.

                                AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)



     As also discussed in Note (3), the Company divested two non-core businesses in the first quarter of fiscal 1999. The consideration for the sales of the businesses included cash proceeds of approximately $10.5 million and the assumption of certain liabilities. The businesses had combined annual net sales in 1998 and 1999 of approximately $17 million and $4.6 million, respectively.

     During the second quarter ended September 30, 1997, the Company recorded a gain, included in other income, of $1.5 million (approximately $980 thousand after-tax) related to the sale of a non-core business.

(3)  SPECIAL CHARGES

     During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Company recorded accruals of approximately $11 million in the fourth quarter of 1998 related to the pending divestiture of several non-core businesses, facility exit costs and severance. As discussed in Note (2), the Company completed the divestiture of two non-core businesses during the first quarter of 1999. As a result of these divestitures, accruals were reduced by $2.8 million, including $1 million ($570 thousand after-tax) which represented accruals which were no longer required. The Company estimated that facility exit costs and severance would require a use of cash of $4.2 million. Through December 31, 1998, the Company has paid amounts totaling $2.2 million related to facility exit costs and severance. At December 31, 1998, the Company believes its remaining accruals of $6 million ($4 million for divestitures and $2 million for facility exit costs and severance) are adequate.

     During the third quarter ended December 31, 1998, equity earnings of unconsolidated affiliates includes a $1.8 million non-recurring gain from insurance proceeds recorded by an equity affiliate.

     On July 28, 1997, the Company reported that it had negotiated a comprehensive settlement with all defendants in litigation related to the fraudulent breach of contract by a third-party supplier of refrigerant gas which was reported by the Company in December 1996. The Company recorded a non-recurring pre-tax charge during the fourth quarter of fiscal 1997 of $26.4 million (after-tax $17 million) for product losses and costs associated with the Company's investigation into the fraud and recovery of damages. As a result of the July 28, 1997 settlement, the Company recorded a gain of $14.5 million (after-tax $9.4 million) during the second quarter ended September 30, 1997.

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

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)


     The  table  below  reconciles  basic  weighted  average  common   shares
outstanding to diluted weighted average common shares outstanding for the three and nine month periods ended December 31, 1998 and 1997:

(In thousands)
                                             Three Months Ended       Nine Months Ended
                                                December 31,             December 31,
                                             1998          1997       1998         1997
Weighted average common shares outstanding:
 Basic.....................................  69,700      69,600      70,000      68,200
 Stock Options.............................   1,300       1,900       1,500       2,300
 Contingently issuable shares..............     600          --         200          --
 Diluted...................................  71,600      71,500      71,700      70,500



(5)  INVENTORIES

     Net inventories consist of:

     (In thousands)
                                                   (Unaudited)
                                                   December 31,      March 31,
                                                      1998             1998
     Finished goods                                  $164,748         $154,003
     Raw materials                                      1,178            2,380
                                                      165,926          156,383
     Less reduction to LIFO cost                       (1,455)          (1,446)
                                                     $164,471         $154,937

                                AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)


(6)  PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

    (In thousands)
                                                    (Unaudited)
                                                    December 31,      March 31,
                                                       1998             1998
     Land and land improvements                       $ 24,283         $ 26,050
     Buildings and leasehold improvements               90,382           88,130
     Cylinders                                         419,996          404,198
     Machinery and equipment, including bulk tanks     321,854          300,599
     Computers and furniture and fixtures               62,751           52,051
     Transportation equipment                           51,336           48,720
     Construction in progress                           11,391            3,887
                                                      $981,993         $923,635



(7)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:

    (In thousands)
                                                    (Unaudited)
                                                    December 31,      March 31,
                                                       1998             1998
     Investment in unconsolidated affiliates          $ 96,863         $ 98,522
     Non-compete agreements and other intangible
      assets, at cost, net of accumulated
      amortization of  $83.1 million at
      December 31, 1998 and $73.2 million at
      March 31, 1998                                    59,258           63,205
     Other assets                                       18,555           14,856
                                                      $174,676         $176,583

                               AIRGAS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                     (Unaudited)



(8)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

    (In thousands)
                                                      (Unaudited)
                                                      December 31,     March 31,
                                                         1998            1998
     Cash overdraft                                   $ 20,585         $ 31,621
     Repositioning accruals                              5,985           10,429
     Accrued interest                                   14,142            8,918
     Insurance and related reserves                     10,130            7,248
     Customer cylinder deposits                          8,731            8,668
     Accrued federal and state taxes                    12,805            1,149
     Other accrued expenses and current liabilities     61,230           60,773
                                                      $133,608         $128,806

The cash overdraft is attributable to the float of the Company's outstanding checks.


(9)  STOCKHOLDERS' EQUITY

     Changes in stockholders' equity were as follows:

     (In thousands of shares)
                                         Shares of Common          Treasury
                                         Stock $.01 Par Value       Stock

     Balance--April 1, 1998                     71,357               176
     Common stock issuance (a)                     477                --
     Purchase of treasury stock                     --             1,100
     Reissuance of treasury stock                   --              (358)
     Balance--December 31, 1998                 71,834               918

                                AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)




 (In thousands of dollars)                                    Accumulated
                                        Capital in               Other
                                Common  Excess of   Retained  Comprehensive  Treasury  Comprehensive
                                 Stock  Par Value   Earnings     Loss         Stock       Income
Balance--April 1, 1998           $714   $192,358    $237,166     $(779)      $  (2,586)  $    --
Net earnings                       --         --      43,843        --              --    43,843
Common stock issuance (a)           4      4,266          --        --              --        --
Foreign currency translation
 adjustments                       --         --          --      (186)             --      (186)
Purchase of treasury stock         --         --          --        --         (13,982)       --
Reissuance of treasury stock (b)   --     (3,442)         --        --           4,752        --
Tax benefit from stock option
 exercises                         --        957          --        --              --        --
Balance--December 31,1998        $718   $194,139    $281,009     $(965)       $(11,816)  $43,657

(a) Related to the issuance of common stock for the Company's Employee Stock Purchase Plan.
(b) Treasury stock is reissued at average cost with the excess of the repurchase cost over the reissuance price treated as a charge to capital in excess of par value.



(10)  COMMITMENTS AND CONTINGENCIES

(a)  Litigation

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in

                                AIRGAS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

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

(b)  Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $500,000 per occurrence for workers' compensation, business automobile, and general and products liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience. The Company has established insurance reserves that management believes to be adequate.

Item 2.
                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

OVERVIEW

     Net sales increased 3% to $380 million in the quarter ended December 31, 1998 ("current quarter"), from $368 million in the prior year. Net earnings in the current quarter were $22.1 million, or $.31 per diluted share compared to $11.8 million, or $.17 per share, a year ago. Excluding non-recurring gains, net earnings in the current quarter were $6.1 million or $.09 per diluted share.

     Net earnings in the current quarter were impacted by a general slowing in the manufacturing and industrial sectors and higher operating expenses, including expenses associated with the Company's "Repositioning Airgas for Growth" initiative (the "Repositioning Plan"). As more fully described in the Company's Form 10-K for the year ended March 31, 1998, the Repositioning Plan includes the consolidation of subsidiaries into larger regional companies, the conversion of information systems, the implementation of a national computer center and communications system, the build-out of regional distribution centers and the divestiture of several non-core businesses. Repositioning expenses were estimated to total $1.6 million in the current quarter and resulted from computer conversions, relocation and other personnel expenses and facility-related costs. Furthermore, the Company recognized additional operating expenses of $2.5
million   during   the   quarter,  which  were  directly   related   to   the
repositioning (ongoing costs of operating a national computer center and communications system, regional distribution centers, higher depreciation expense related to new capital equipment and additional salary expense related to new product line sales personnel). The Company believes that these repositioning expenses will be offset by savings associated with consolidating computer systems and back-office functions.

     In response to lower same-store sales growth, the Company has embarked on a Company-wide cost improvement program that the Company believes will yield in excess of $15 million in annual savings beginning in fiscal year 2000. The cost improvements are far reaching and are expected to impact all areas of the Company's expense structure including administrative cost reductions, consolidation of back offices, the closure of unprofitable branch locations, working capital improvements and reduced capital expenditures.

     On December 31, 1998, the Company completed its previously announced divestiture of its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company and Elkem terminated the Elkem-American Carbide Company joint venture which marketed calcium carbide throughout the United States. The divestiture resulted in a non-recurring gain of $23.9 million ($14.1 million after-tax, or $.20 per diluted share) which is recognized in "other income, net." The calcium carbide and carbon products operations generated annual sales of approximately $30 million included in the Company's Manufacturing Segment ($7.8 million and $22.1 million in sales for the three and nine months ended December 31, 1998, respectively). Through a long-term contract, the Company will continue to purchase its calcium carbide requirements from Elkem.

     From April 1, 1998 through December 31, 1998, the Company acquired 11 distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $31 million and four manufacturers and distributors of dry ice (Manufacturing segment) with annual sales of approximately $20 million.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In January 1999, the Company announced the signing of a letter of intent with Linde AG ("Linde"), for the purchase by Linde of the Company's operations
in Poland and Thailand for  approximately $50 million.   The transactions  are
subject to regulatory approvals, completion of due diligence and definitive documentation.


RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

INCOME STATEMENT COMMENTARY

      Net sales increased 3% during the current quarter compared to the same quarter in the prior year.

(in thousands)
                                  Three months Ended
                                     December 31,         Increase
  Net Sales:                      1998          1997     (Decrease)
  Distribution                    $279,669    $272,958    $  6,711
  Direct Industrial                 59,954      61,372      (1,418)
  Manufacturing                     40,700      33,480       7,220
                                  $380,323    $367,810     $12,513

     Distribution sales include three product groups: gases, hardgoods and rent. Distribution sales increased $6.7 million as a result of approximately $12.2 million from the acquisition of 18 distributors since October 1, 1997. Offsetting the increase in sales due to acquisitions were a $1.1 million decline in same-store sales and the divestitures of two businesses in the first quarter of 1999 which had sales of approximately $4.4 million in the prior period. Distribution same-store sales decreased approximately .4% as a result of a 4% increase in same-store gas and rent revenue, offset by a decline of approximately 5% in hardgoods sales. The increases in gas and rent sales were helped by the Company's continued focus on strategic products, growth of national accounts, expansion of its rental welder fleet and small bulk gas sales. Selected price increases also helped improve gas and rent revenues in the current quarter. Sales were negatively impacted by a general slowing in several manufacturing and industrial sectors including: oil and gas exploration and production, agriculture, steel, pulp and paper products, mining and shipbuilding. The Company believes that these factors contributed to the decline in its Distribution same-store sales growth rate from 3% in the prior year quarter. Additionally, although difficult to quantify, the Company believes that the indirect effects of the Repositioning have impacted sales.

     The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, price increases and the Company's ability to sell additional products and services to existing customers. The Company continues to focus on internal sales growth through the addition of new products and product-line extensions, including certain specialty gases, carbon dioxide, refrigerant gases in returnable containers, rental welders and tool and safety hardgoods items.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Airgas Direct Industrial ("ADI") sales include safety products and equipment, metalworking tools and supplies and other Maintenance, Repair and Operations ("MRO") hardgoods items. ADI's sales decreased $1.4 million primarily from a same-store sales decline. The same-store sales decrease compared to the prior year was approximately 5% as a result of a 17% decline in tool products sales, offset by an increase of approximately 3% in sales of safety-related products. Sales increases of safety-related products were helped by growth in national accounts business, however, sales growth slowed compared to the first and second quarters of fiscal
1999 due to the general slowing in the manufacturing and industrial sectors. Sales of tool products were more significantly impacted by the slowing economy, particularly on the West coast. Tool sales also continue to be impacted by system conversions and warehousing consolidations which occurred late in fiscal 1998. The Company believes the release of a new tool catalog will help tool sales during the fourth quarter ending March 31, 1999.

     The  Manufacturing  segment's  sales  primarily  include  six  product groups: liquid carbon dioxide, dry ice, specialty gases, nitrous oxide, carbon products and calcium carbide. Sales increased $7.2 million primarily from seven liquid carbon dioxide and dry ice acquisitions completed since October 1, 1997. Liquid carbon dioxide sales declined in both volume (3.6%) and price (7%) compared to the same quarter a year ago. Pipeline sales of carbon dioxide increased 23%, partially offsetting the decline in liquid carbon dioxide sales. Liquid carbon dioxide pricing has been impacted by market production levels which exceed the growth in demand. Dry ice sales volumes increased in the quarter as a result of acquisitions, partially offset by a seasonal slow-down. Sales of nitrous oxide were down slightly compared to last year due to the general slowing in the manufacturing and industrial sectors. Sales of carbon products and calcium carbide decreased 9% compared to the prior year due to a general decline in metals prices and a downturn in the steel industry.

Gross profits increased 5% during the current quarter compared to the same quarter in the prior year.

(in thousands)
                                  Three Months Ended
                                       December 31,      Increase
  Gross Profits:                  1998          1997    (Decrease)
  Distribution                    $139,584   $136,649    $  2,935
  Direct Industrial                 16,117     17,577      (1,460)
  Manufacturing                     24,945     17,633       7,312
                                  $180,646   $171,859    $  8,787

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The increase in Distribution gross profits of $2.9 million resulted from acquisitions which contributed approximately $5.6 million. Offsetting the increase in gross profits from acquisitions was a same-store gross profit decline of approximately $.6 million, or .4%, and the divestiture of two businesses in the first quarter of 1999 which had gross profits of approximately $2.1 million during the same period in the prior year. Same-store gross profits for gas and rent increased 3% in the current quarter as a result of higher gas volumes and increased rental business. Gas and rent gains were offset by a decrease in hardgoods same-store gross profits of approximately 9%. The slowing economy impacted pricing in certain areas, particularly related to hardgoods sales.

     The decrease in ADI gross profits of $1.5 million resulted from a same-store gross profit decline of 8.3%. The same-store gross profit decline resulted primarily from inventory adjustments recognized in relation to warehousing consolidations, lower vendor rebates due to lower purchase volumes and product discounting in certain regions to regain customers. ADI gross margins were 26.9% for the current quarter and declined 170 basis points compared to 28.6% in the prior year.

     The  increase  in Manufacturing gross profits of $7.3 million  resulted
primarily  from  higher  gross  margins  of  carbon  dioxide  and   dry   ice
acquisitions, a favorable product mix and increased volume in pipeline carbon dioxide sales.

     Selling,   distribution  and  administrative  expenses   consist    of
personnel and related costs, distribution and warehousing costs, occupancy expenses and other selling and general administrative expenses. Selling, distribution and administrative expenses increased $14 million in the current quarter compared to the prior year primarily as a result of acquisitions, higher operating expenses and repositioning expenses. Repositioning expenses were estimated to total $1.6 million in the current quarter and resulted from computer conversions, relocation and other personnel expenses and facility-related costs. Furthermore, the Company recognized additional operating expenses of $2.1 million during the quarter, which were directly related to the repositioning (ongoing costs of operating a national computer center and communication system, regional distribution centers and additional salary expense related to new product line sales personnel). The Company believes that these repositioning expenses will be offset by savings associated with consolidating computer systems and back-office functions. As a percentage of net sales, selling, distribution and administrative expenses increased to 35% in the current quarter compared to 32% in the prior year.

     Depreciation, depletion and amortization totaled $22.5 million in the current quarter and increased $2.3 million compared to the prior year primarily as a result of acquisitions and capital projects completed during the previous 12 months. Compared to the prior year, depreciation, depletion  and  amortization  as a percentage of  sales  increased  40  basis points to 5.9%. For the Distribution, ADI and Manufacturing segments, depreciation, depletion and amortization expense in the current quarter, relative to net sales, was 6.2%, 3.3% and 7.9%, respectively.

     Operating income decreased $7.5 million or 23% in the current quarter compared to the prior year. The decrease in operating income was primarily
due  to  higher operating expenses, repositioning expenses and   lower  gross
profits from reduced hardgoods sales.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

(in thousands)
                                  Three Months Ended
                                     December 31,         Increase
  Operating Income:               1998          1997     (Decrease)
  Distribution                    $20,282     $26,902     $(6,620)
  Direct Industrial                   352       2,463      (2,111)
  Manufacturing                     4,539       3,337       1,202
                                  $25,173     $32,702     $(7,529)

     The Distribution segment's operating income margin decreased 260 basis points to 7.3% of sales in the current quarter compared with the prior year. The lower margin was primarily the result of higher operating expenses, including expenses associated with the Company's Repositioning Plan and higher selling expenses related to the expanded distribution of safety products, specialty gases and welder rentals. In the current quarter, the Distribution segment incurred approximately $1.5 million of repositioning expenses which were primarily related to computer conversions and $1.8 million of ongoing operating expenses related to a national computer center and communications system and additional salary expense related to new product line sales personnel.

     The operating income margin for ADI decreased to .6% of sales in the current quarter compared to 4% in the prior year. A decline in same-store sales and related gross profits coupled with ongoing operating expenses related to the new regional distribution centers of approximately $800 thousand resulted in operating margin degradation.

     The Manufacturing segment's operating margin increased 120 basis points to 11.2% of sales in the current quarter compared to the prior year primarily from improved operations of specialty gases and pipeline carbon dioxide sales.

     Interest expense, net, totaled $15.7 million in the current quarter and increased $2.2 million compared to the prior year. The increase in interest expense was primarily attributable to an increase in debt associated with completing 25 acquisitions since October 1, 1997. Interest costs were also impacted by capital expenditures and an increase in working capital. As discussed in "Liquidity and Capital Resources" below, the Company has hedged interest rates under certain borrowings with interest rate swap agreements.

     Equity in earnings of unconsolidated affiliates of $2.9 million increased $1.9 million compared to the prior year as a result of a non-recurring insurance gain of $1.8 million and higher joint venture earnings from National Welders Supply.

     Excluding the impact of non-recurring gains in fiscal 1999, the effective income tax rate increased slightly compared to the prior year.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Net earnings in the current quarter (excluding non-recurring gains) were $6.1 million, or $.09 per diluted share, compared to $11.8 million, or $.17 per diluted share in the prior year. Including the non-recurring after-tax gain of $14.1 million from the divestiture of the Company's calcium carbide and carbon products operations and the $1.8 million non-recurring gain recognized by an equity affiliate, net earnings in the current quarter were $22.1 million, or $.31 per diluted share.


RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

INCOME STATEMENT COMMENTARY

     Net sales increased 11% during the nine months ended December 31, 1998 ("current period") compared to the same period in the prior year.

(in thousands)
                                  Nine Months Ended
                                    December 31,
  Net Sales:                      1998          1997     Increase
  Distribution               $  860,628   $  812,395     $ 48,233
  Direct Industrial             193,756      159,433       34,323
  Manufacturing                 123,304       87,750       35,554
                             $1,177,688   $1,059,578     $118,110

     Distribution   sales  increased  $48.2  million   as   a   result   of
approximately $49.4 million from the acquisition of 30 distributors since April 1, 1997 and $9.9 million from same-store sales growth. Offsetting the increase in sales were the divestitures of two businesses in the first quarter of 1999 which had sales of $11.1 million in the prior period. Distribution same-store sales increased approximately 1.2% as a result of a 4.4% same-store increase in gas and rent, partially offset by a 1.7% decline in hardgoods sales. The increases in gas and rent sales were due to gas sales from the Company's two air separation plants, the expansion of its rental welder fleet and other sales initiatives. The Company believes its hardgoods sales were adversely affected by a general slowing in the manufacturing and industrial sectors which was more significantly highlighted in the quarter ended December 31, 1998. The slowing in the economy impacted customers in the following industries: oil and gas exploration and production, agriculture, steel, pulp and paper products, mining and shipbuilding. The Company believes that these factors contributed to the decline in its Distribution same-store sales growth rate from 4% in the prior year. Additionally, although difficult to quantify, the Company believes the indirect effects of the Repositioning have impacted sales.

                               AIRGAS, INC.
                    MANAGMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     ADI's  sales  increased  $34.3  million  primarily  as  a  result   of
approximately $30 million from the acquisition of two distributors since April 1, 1997 and approximately $4.3 million from same-store sales growth. The same-store sales growth rate for ADI was 2.3% and resulted from an 8.4% increase in sales of safety-related products helped by growth in national account business and by an expanded telemarketing force, largely offset by an 8.6% decline in tool products. The slowing in the manufacturing and industrial sectors has impacted ADI's sales growth.

     The Manufacturing segment's sales increased $35.6 million primarily from nine liquid carbon dioxide and dry ice acquisitions completed since April 1, 1997. Liquid carbon dioxide and dry ice sales volumes increased during the current period, although volumes declined in the third quarter. Lower pricing partially offset liquid volume growth. The Company believes that liquid carbon dioxide prices were impacted by market production which has exceeded growth in demand.

Gross profits increased approximately 12% in the current period compared to the same period in the prior year.

(in thousands)
                                  Nine Months Ended
                                     December 31,
  Gross Profits:                  1998         1997     Increase
  Distribution                    $429,141   $403,612   $25,529
  Direct Industrial                 51,181     44,667     6,514
  Manufacturing                     73,341     46,213    27,128
                                  $553,663   $494,492   $59,171

     The  increase  in Distribution gross profits of $25.5 million  resulted from acquisitions which contributed approximately $24.6 million and from same-store gross profit growth of approximately $6.7 million, or 1.6%.
Offsetting  the  increase  in  gross  profits  was  the  divestiture  of  two businesses in the first quarter of 1999 which had contributed gross profits of $5.8 million in the same period of the prior year. Same-store gross profits were helped by higher gas volumes and increased rental revenues of 4%, partially offset by a 4% decrease in hardgoods same-store gross profits.

     The increase in ADI gross profits of $6.5 million resulted primarily from acquisitions. Same-store gross profits were essentially flat compared to the prior year. ADI's gross margin of 26.4% for the current period was down 160 basis points compared to the prior year as a result of an acquisition with lower margins not included in the prior period for the full nine months, certain inventory adjustments, lower vendor rebates and product discounting in certain regions to regain customers.

     The  increase in Manufacturing gross profits of $27.1 million  resulted
primarily  from  gross  profits  of  liquid  carbon  dioxide  and   dry   ice
acquisitions.   The  Manufacturing gross margin increased  to  59.5%  in  the current period from 52.7% in the same period last year.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Selling, distribution, and administrative expenses increased $59.9 million in the current period compared to the prior period primarily as a result of acquisitions, higher operating expenses and repositioning expenses. Repositioning expenses were estimated to total $4.7 million in the current period and resulted from computer conversions, relocation and other personnel expenses and facility-related costs. Furthermore, the Company recognized additional operating expenses of $6.9 million during the current period, which were directly related to the repositioning (ongoing costs of operating a national computer center and communication system, regional distribution centers and additional salary expense related to new product line sales personnel). The Company believes that these repositioning expenses will be offset by savings associated with consolidating computer systems and back-office functions. As a percentage of net sales, selling, distribution and administrative expenses increased to 34% for the current period compared to 32% in the same period of the prior year.

     Depreciation, depletion and amortization totaled $65.8 million in the current period and increased approximately $9 million compared to the prior year primarily as a result of acquisitions and capital projects completed during previous periods. Compared to the prior year, depreciation, depletion and amortization as a percentage of sales increased 20 basis points to 5.6%. For the Distribution, ADI and Manufacturing segments, depreciation, depletion and amortization relative to net sales was 5.9%, 2.9% and 7.8%, respectively, for the current period.

     Operating  income decreased $9.8 million or 10% compared to  the  prior
period,  excluding  special  charges  in  both  periods.   The  decrease   in
operating   income   was   primarily  due  to  higher   operating   expenses,
repositioning, expenses  and lower gross profits on hardgoods.

(in thousands)
                                  Nine Months Ended
  Operating Income                  December 31,        Increase
  (excluding special charges):    1998         1997    (Decrease)
  Distribution                    $73,081   $82,778     $ (9,697)
  Direct Industrial                 2,165     4,911       (2,746)
  Manufacturing                    14,147    11,513        2,634
                                  $89,393   $99,202     $ (9,809)

     The Distribution segment's operating income margin decreased 170 basis points to 8.5% for the current period compared to the prior year. The decrease resulted primarily from higher operating expenses related to the Company's Repositioning Plan, higher selling expenses related to expanded product offerings and from acquisitions which had lower operating margins. The Distribution segment incurred $4.2 million of repositioning expenses during the nine months ended December 31, 1998, primarily related to computer conversions and personnel-related costs and $4.8 million of ongoing operating expenses primarily related to a national computer center and communications system and additional salary expense related to new product line sales personnel.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The operating income margin for ADI decreased 200 basis points to 1.1% in the current period compared to the prior year. Slightly higher same-store sales and gross profits were offset by repositioning expenses totaling $560 thousand and ongoing additional operating expenses of approximately $3 million associated with new regional distribution facilities in Southern California and Georgia.

     The Manufacturing segment's operating margin decreased to 11.5% in the current period from 13.1% in the prior year primarily as a result of acquisitions and integration expenses.

     Interest expense, net, totaled $46.2 million in the current period and increased $7 million compared to the prior year. The increase in interest expense was primarily attributable to an increase in debt associated with completing 41 acquisitions since April 1, 1997. Interest costs were also impacted by capital expenditures, an increase in working capital and the repurchase of the Company's Common Stock. As discussed in "Liquidity and Capital Resources" below, the Company has hedged interest rates under certain borrowings with interest rate swap agreements.

     Equity in earnings of unconsolidated affiliates of $4.8 million increased $3.5 million compared to the prior year as a result of a non-recurring insurance gain of $1.8 million, an increase in earnings from the Company's liquid carbon dioxide joint venture which was acquired in connection with the June 1997 acquisition of Carbonic Industries Corporation and higher joint venture earnings of National Welders Supply. Earnings have been helped at the Company's liquid carbon dioxide joint venture because of expanded production capacity which came on-line in September 1997.

     Excluding the impact of special charges and non-recurring gains, the effective income tax rate of 42.2% declined slightly compared to the prior year.

     Net earnings, excluding special charges and non-recurring gains, in the current period were $27.3 million, or $.38 per diluted share, compared to $35.3 million, or $.50 per diluted share, in the prior year. Net earnings, including an after-tax non-recurring gain of $14.1 million from the divestiture of a non-core business, a $1.8 million non-recurring gain recognized by an equity affiliate and the $570 thousand after-tax effect of the reversal of accruals no longer required related to the divestiture of two  non-core  businesses, were $43.8 million, or  $.61  per  diluted  share.
Net earnings in the prior period, including the after-tax gain of $980 thousand related to a divestiture of a non-core business and the after-tax gain of $9.4 million related to a partial recovery of refrigerant losses, were $45.7 million, or $.65 per diluted share.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     The   Company   has   primarily  financed  its   operations,   capital
expenditures, stock repurchases and acquisitions with borrowings and funds provided by operating activities. The divestiture of certain non-core businesses has also provided the Company with a source of funds.

     Cash flows from operating activities totaled $62.1 million for the nine months ended December 31, 1998. Depreciation, depletion and amortization represented $65.8 million of cash flows from operating activities. Cash flows from working capital components decreased $16.6 million as a result of an increase in accounts receivable; an increase in inventory levels in order to improve customer order fulfillment rates; a decrease in accounts payable; and an increase in accrued expenses and other current liabilities primarily due to taxes payable on the divestiture of a business. Accounts receivable days' sales outstanding increased from 44 to 48 and hardgoods days' supply of inventory levels also increased from 74 to 90 compared to March 31, 1998 levels.

     After-tax cash flow (net earnings plus depreciation, depletion and amortization and deferred income taxes), increased 2.4% to $101.6 million in the nine-month period ended December 31, 1998, compared to $99.2 million in the prior year (before special charges and non-recurring gains in both periods).

     Cash used by investing activities totaled $72.1 million. Activities which used cash during the period primarily included capital expenditures of $82.1 million and acquisitions totaling $47.6 million. The divestiture of three non-core businesses provided cash of $48.8 million.

     Capital expenditures associated with the purchase of cylinders, bulk tanks
and   machinery  and  equipment  totaled  $46.5  million  and   have   helped
facilitate  strategic  product  sales growth.   Such  purchases  account  for
approximately 57% of the total capital expenditures during the nine-month period ended December 31, 1998. Computer capital expenditures related to the Company's Repositioning Plan totaled approximately $8 million.

     Financing activities provided cash of $10 million for the nine months ended December 31, 1998, with total bank debt increasing by $34.7 million since March 31, 1998. Cash overdraft, the float of the Company's outstanding checks, decreased by $10.4 million since March 31, 1998. Funds provided by financing activities were used primarily for acquisitions, capital expenditures, working capital needs and the repurchase of the Company's Common Stock.

     The Company has unsecured revolving credit facilities totaling US$725 million and C$100 million (US$65 million) with a final maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At December 31, 1998, the Company had borrowings under the agreement of US$533 million, C$43 million (US$28 million), and commitments under letters of credit supported by the agreement of US$76 million. Availability under the credit facilities was $153 million at December 31, 1998. At December 31, 1998, the effective interest rate on borrowings under the credit line was 5.76% (U.S. borrowings) and 5.10% (Canadian borrowings).

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In   August  1998,  the  Company  filed  an  amendment  to  its  shelf registration pursuant to Rule 462 (b) under the Securities Act of 1933, as amended, which increased the remaining capacity under the shelf registration to approximately $175 million. At December 31, 1998, the Company had the following long-term debt outstanding under medium-term notes issued under the shelf registration: $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%; $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; and $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%. The proceeds from the medium-term note issuances were used to repay bank debt. Additionally, at December 31, 1998, long-term debt of the Company included acquisition notes and other long-term debt instruments.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 25 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $497 million in notional principal amount at December 31, 1998. Seventeen swap agreements with approximately $252 million in notional principal amount require fixed interest payments based on an average effective rate of 6.55% for remaining periods ranging between 1 and 8 years. Eight swap agreements require floating rates ($245 million notional amount at 5.71% at December 31, 1998). The Company continually monitors its positions and the credit ratings of its
counterparties,   and   does   not   anticipate   non-performance   by    the
counterparties.

     The Company will continue to look for appropriate acquisitions and expects to fund such acquisitions, future capital expenditure requirements and costs related to its Repositioning Plan primarily through the use of cash
flow   from   operations,   debt,  common  stock  for   certain   acquisition
candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for any unanticipated requirement. The cost and terms of any future financing arrangement will depend on the market conditions and the Company's financial position at that time.

     The Board of Directors has authorized the repurchase of up to 4.6 million shares of Company Common Stock (the "repurchase plan") from time-to-time to offset share issuances for stock options, the Company's Employee Stock Purchase Plan and acquisitions. During the second quarter of fiscal 1999, the Company purchased 1.1 million shares of Airgas Common Stock at an average cost of $12.71 per share. No shares were repurchased during the third quarter of fiscal 1999. The impact of the repurchased shares on earnings per share was immaterial for both the three and nine month periods
ended  December  31,  1998.   During fiscal 1999, the  Company  reissued  358
thousand  shares in connection with stock option exercises.   From  inception
through  December  31,  1998,  the  Company  repurchased  approximately   4.1
million  shares under the repurchase plan at an average cost  of  $15.15  per
share.   The  remaining shares authorized for repurchase under the repurchase program total approximately 500 thousand shares.

     The Company does not currently pay dividends.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


YEAR 2000 READINESS DISCLOSURE

Year 2000 Issues

     The Company is aware of the issues associated with the Year 2000 problem. The "Year 2000" matter relates to whether computer hardware and software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20" rather than "19" are a known risk. The Company's exposure to Year 2000 issues rests primarily in three main areas: information systems hardware and application software, embedded chip technology which may be found in a wide variety of operating equipment and third party Year 2000 readiness.

Information Systems Hardware and Application Software

     With respect to information systems and application software, the Company's businesses generally do not utilize "home grown" programs or systems that require programming to become Year 2000 compliant. The
Company typically uses "out of the box" or "shrink wrap" software for its business needs. Standardized software and computer systems are being implemented across the Company in connection with the Company's Repositioning Plan. Although vendors for such software have advised the
Company that their software is Year 2000 compliant, the Company has undertaken and expects to complete time dimensional testing of critical systems and software by June 1999. Although execution of the Repositioning Plan addresses certain significant Year 2000 issues, it was not initiated primarily as a remediation initiative. The Company believes that standardized operating platforms will help provide for an effective multi-channel distribution network. The Company estimates expenditures related to the system conversion and standardization project will total approximately $20-$25 million over the duration of the project, of which approximately $15 million is expected to be capitalized. On a project-to-date basis, the Company has incurred approximately $13 million in costs and expenses to standardize systems, of which approximately $8.5 million represents new capital equipment and software. The Company believes that it is on target for completion of the project by June 1999. However, if such standardization is not completed prior to the Year 2000, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company as well as on customers of the Company. The Company has not determined the extent to which its business and customers might be affected in that event.

     In   conjunction  with  the  Repositioning  Plan,  the   Company   has
established a national data center equipped with systems hardware and software which its vendors have indicated are Year 2000 compliant. Time dimensional testing of data center hardware and software is expected to be completed by June 1999. In addition, the Company has substantially completed testing of its desktop personal computers with very few failures noted.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Embedded Chips

     The Company's Year 2000 project team includes designated subsidiary-company managers responsible for directing Year 2000 remediation efforts at the business unit level. These managers, in cooperation with the Company's national information services personnel, have completed the inventories and risk assessments of critical processes and equipment containing embedded chips. Testing has been substantially completed with regard to certain critical processes and equipment of the Company's manufacturing operations. No significant instances of non-compliance were identified. Additionally, the Company has completed its assessment of its phone systems and anticipates completing the necessary repairs and replacements by June 1999. The Year 2000 project team is also in the process of contacting suppliers to obtain Year 2000 readiness product information for less significant equipment containing embedded chips. The Company is in the process of assessing the potential costs for remediation of non-compliant embedded chip equipment, which costs are not expected to be material. Although the Company believes it is on target for completing remediation efforts with regard to embedded chip equipment and processes, if repair, replacement or contingency plans are not completed before the Year 2000, the Year 2000 problem could have a material impact on the business, results of operations and financial condition of the Company.

Third Parties

     The Company's Year 2000 issues relate not only to its own business systems and equipment but also to those of its customers, vendors and suppliers. To mitigate the risk to the Company arising from third parties, the Company is contacting significant suppliers, customers and other critical business partners to determine if they have effective Year 2000 plans in place. The Company anticipates that this evaluation will be ongoing through calendar 1999. Responses from approximately 55% of key national suppliers and 30% of other suppliers have been received and evaluated by the Company, with the majority indicating that they have active Year 2000 compliance programs. In addition, audits of certain key
suppliers  have  been  initiated  to confirm Year  2000  readiness.   As  a
result of the supplier contact and audit programs, alternative suppliers will be identified as deemed necessary. However, there can be no assurance that the Company's customers, vendors, suppliers and other third parties will successfully resolve their own Year 2000 issues in a timely manner sufficient to prevent impact to the Company.

Contingency Plans

     A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning during the latter part of calendar year 1999.

Resources

     The Company is funding the computer conversion and standardization project as well as non-compliant equipment repairs and replacements from cash flow generated by operations and other available financing sources. Substantially all of the effort to accomplish the remediation objectives with regard to the computer conversion and standardization project, embedded chip equipment, and evaluating third party readiness has been performed by internal Company personnel.

                                    AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

OTHER

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 during its fourth quarter ending March 31, 1999, as required. Adoption of this accounting standard will not impact earnings, financial condition or liquidity.

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

     In June 1998, the FASB unanimously approved for issuance SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of
financial  position  and  measure  them at  fair  value.   The  statement  is
effective  for  fiscal years beginning after June 15,  1999.   Management  is
currently evaluating the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company.

                                    AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Forward-looking Statements

     This report contains statements that are forward-looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. Airgas intends that such forward-looking statements be subject to the safe
harbors  created  thereby.   All  forward-looking  statements  are  based  on
current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any
other   person   that  the  results  expressed  therein  will  be   achieved.
Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not
limited  to,  underlying  market conditions,   growth  in  same-store  sales,
costs  and potential disruptive effects of the Repositioning, the success  of
the   Repositioning   Plan,   the  Company's   ability   to   reduce   costs,
implementation  and  standardization of  information  systems  projects,  any
potential   problems  relating  to  Year  2000  matters  (including   without
limitation,  those  relating  to  Airgas'  ability  to  identify  and  timely
remediate  Year  2000  problems,  unanticipated  remediation  costs,   timely
resolution   of  Year  2000  problems  by  significant  vendors,   suppliers,
customers and other similar third parties, and Airgas' ability to develop and implement contingency plans, if necessary), the success and timing of
intended   divestitures,   the  effects  of  competition   from   independent
distributors  and  vertically  integrated  gas  producers  on  products   and
pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international
basis.   The  Company  does  not  undertake  to  update  any  forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding certain pending litigation, reference is made to the Company's Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference.

Item 5.  Other Information

Divestiture of Calcium Carbide and Carbon Products Manufacturing Operations

On December 31, 1998, the Company completed its previously announced divestiture of its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company and Elkem terminated the Elkem-American Carbide Company joint venture which marketed calcium carbide throughout the United States. The divestiture resulted in a non-recurring gain of $23.9 million ($14.1 million after-tax, or $.20 per diluted share) which is recognized in "other income, net." The calcium carbide and carbon products operations generated annual sales of approximately $30 million included in the Company's Manufacturing Segment ($7.8 million and $22.1 million in sales for the three and nine months ended December 31, 1998, respectively). Through a long-term contract, the Company will continue to purchase its calcium carbide requirements from Elkem.

Letter of Intent for the Sale of Certain Foreign Operations

In January 1999, the Company announced the signing of a letter of intent with Linde AG ("Linde"), for the purchase by Linde of the Company's investments in Poland and Thailand for approximately $50 million. The transactions are subject to regulatory approvals, completion of due diligence and definitive documentation.


Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are being filed as part of this Form 10-Q Report:

      Exhibit No.      Description

          4            First Amendment to the 1997 Rights Agreement

         27            Financial Data Schedule as of December 31, 1998

b.    Reports on Form 8-K

     On October 29, 1998, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the second quarter ended September 30, 1998.

     On December 18, 1998, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings outlook for the third quarter ending December 31, 1998.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Airgas, Inc.
                                                   (Registrant)






Date: February 11, 1999                        /s/ Scott M. Melman
                                                Scott M. Melman
                                                Senior Vice President and
                                                Chief Financial Officer