Form 10-K
period 1999-03-31
AIRGAS INC
filed 1999-06-11
CIK 804212

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1999

                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to _______

                      Commission File No. 1-9344

                               AIRGAS, INC.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

          Delaware                             56-0732648
_______________________________            ____________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania                           19087-5283
________________________________________       __________
(Address of principal executive offices)       (Zip Code)

                              (610) 687-5253
          ____________________________________________________
          (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12 (b) of the Act:


                                              Name of Each Exchange
Title of Each Class                           on Which Registered
___________________                           _____________________
Common Stock, par value $.01 per share        New York Stock Exchange

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

     The aggregate market value of the 60,683,736 shares of voting stock held by non-affiliates of the Registrant was approximately $683 million computed by reference to the closing price of such stock on the New York Stock Exchange on June 4, 1999. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of Common Stock outstanding as of June 4, 1999 was 70,661,906.

                   DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 2, 1999 is partially incorporated by reference into Part
III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                            AIRGAS, INC.

                          TABLE OF CONTENTS

                               PART I

ITEM NO.
PAGE

1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
      Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
      Gas Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . 5
      Airgas Growth Strategies  . . . . . . . . . . . . . . . . . . . . . 6
      Regulatory and Environmental Matters  . . . . . . . . . . . . . . . 6
      Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      Patents, Trademarks and Licenses  . . . . . . . . . . . . . . . . . 7
      Executive Officers of the Company . . . . . . . . . . . . . . . . . 7

2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 9

4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .10

                               PART II

5.  Market for the Company's Common Stock and Related Stockholder
    Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .11

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .13

7A. Quantitative and Qualitative Disclosures About Market Risk  . . . . .29

8.  Financial Statements and Supplementary Data . . . . . . . . . . . . .31

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .31

                              PART III

10.  Directors and Executive Officers of the Company  . . . . . . . . . .31

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .31

12.  Security Ownership of Certain Beneficial Owners and Management . . .31

13.  Certain Relationships and Related Transactions . . . . . . . . . . .31

                               PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . .32

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

                               PART I
ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. ("Airgas" or the "Company") is the largest distributor of industrial, medical and specialty gases (delivered in packaged or cylinder form) and related welding supplies and equipment, and the third largest distributor of safety products, in the United States. Airgas also produces and distributes liquid carbon dioxide and dry ice in the United States. Airgas' integrated distribution network consists of approximately 700 locations in 44 states, including branch locations, distribution centers, catalog operations, inbound call centers and outbound telemarketing operations. Sales were $1.56 billion, $1.45 billion and $1.16 billion in fiscal years 1999, 1998 and 1997, respectively.

     The Company has redefined its operating segments and is reporting its results of operations based on the management structure established under the "Repositioning Airgas For Growth" initiative which commenced in fiscal year 1998. Comparative prior year information has been reclassified to conform to the current presentation. The new operating segments consist of Distribution and Gas Operations. Financial information by business segment can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Financial Statements and Supplementary Data", and Note 21 to the Company's consolidated financial statements for the three years ended March 31, 1999 under
Item 8.  Descriptions of the new operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for 90% of consolidated sales and reflects the integration of the traditional industrial gas distribution companies (formerly reported under the "Distribution segment") and the safety products and industrial tool and supplies distribution companies (formerly reported under the "Airgas Direct Industrial segment"). These companies have been combined to reflect management's approach to evaluating segment performance and allocating resources in the future as the Company continues to develop its centralized purchasing, shared distribution facilities and multi-channel marketing initiatives begun under the "Repositioning Airgas for Growth" initiative. The Distribution segment also includes a 47% joint venture with National Welders Supply Company, Inc., which is a producer and distributor of industrial, medical and specialty gases and related welding supplies and equipment.

Principal Products and Services

     The Distribution segment's principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. In fiscal year 1999, 1998 and 1997, gas and rent represent approximately 40%, 40% and 45% of the Distribution segment's sales, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies, which can be classified as Maintenance, Repair and Operations ("MRO") products. In fiscal year 1999, 1998 and 1997, hardgoods sales represent approximately 60%, 60% and 55% of the Distribution segment's sales, respectively (see Note 21 of the Company's Consolidated Financial Statements for disclosure related to segment sales).

Principal Markets and Methods of Distribution

     The Company believes the North American market for industrial, medical and specialty gases to be approximately $9.5 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply and cylinder ("packaged gas") supply. On-site supply accounts for approximately 74% of the gas volume delivered in North America. Bulk or merchant supply accounts for 23% of the volume, and packaged gas supply accounts for 3% of the volume delivered annually. However, the packaged gas supply mode accounts for 34% of the value, or $3.2 billion, of gas sold in North America. The bulk or merchant supply mode accounts for an additional 34% of the value of gas sales annually. Airgas' market focus has been on the packaged gas segment of the market and on small bulk customers.

     Airgas is the largest distributor of packaged gases in North America with approximately a 14% market share. The Company's primary competitors in the packaged gases market are approximately 900 independent distributors that serve approximately 45% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. ("Praxair"), Air Products and Chemicals, Inc. ("Air Products"), Liquid Air Corporation of America ("Air Liquide"), and BOC Gases Group ("BOC Gases"), serve the remaining 41% of the packaged gas market.

     The Company estimates the United States market for hardgoods products, including welding supplies and equipment, safety products, and industrial tools and supplies to be approximately $55 billion annually. The market for hardgoods products is highly fragmented and is serviced through multiple distribution channels. Airgas offers its lines of hardgoods products through branch stores, direct sales representatives, telemarketing and catalogs. The Company believes its share of the hardgoods market is less than 2%. Competition at the local level consists primarily of small, branch-based distribution companies. At the national level, Airgas competes with large, branch-based and direct marketers, such as W.W. Grainger, Inc., Vallen Corporation and MSC Industrial Direct, Inc., as well as the large integrated gas producers.

Customer Base

     The Company's customer base is broad and includes most major industries. As a percentage of sales, the Company estimates that the following industry segments account for approximately 75% of total Distribution sales: metal fabrication (19%), medical and health services (11%), metal processing (8%), construction (8%), defense (8%), agriculture (7%), wholesale distributors (7%) and petro-chemical (7%). This diverse customer base purchases a wide variety of gases and hardgoods offered through the Company's distribution network.

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company also manufacturers the majority of the segment's acetylene gas and a portion of its nitrous oxide, nitrogen, oxygen and argon volumes. The Company believes that if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without significant cost increases and without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements.

GAS OPERATIONS

     The Gas Operations segment consists of domestic and foreign operating companies which produce and distribute certain gas products, principally dry ice, carbon dioxide, specialty gases and nitrous oxide. Until a divestiture in December 1998, the segment also included sales of calcium carbide and carbon products. The Company also operates two air separation plants which produce oxygen, nitrogen and argon which are sold to the Distribution segment. These operating companies were formerly reported under the "Manufacturing segment." A description of the businesses included in the Gas Operations segment are as follows:

Dry Ice

     The Company is a producer and distributor of dry ice in the United States. Customers include food processors, transportation companies and general retail customers. The dry ice business generally experiences a higher level of sales in the second and third quarters of the fiscal year due to weather related demand. The Company's carbon dioxide requirements (dry ice is the solid form of carbon dioxide) are purchased from internal sources and the major producers of carbon dioxide. The Company believes that if a contractual arrangement with any supplier was terminated, it would not have a material adverse effect on the business.

Carbon Dioxide

     The Company is a producer and distributor of liquid carbon dioxide and produces more than 90% of the carbon dioxide sold by this business. Carbon dioxide requirements are primarily obtained from carbon dioxide reserves owned by the Company and through a 50% joint
venture.   The joint venture also produces and sells liquid carbon
dioxide to other producers of industrial gases.   The Company
operates carbon dioxide reserves and a related pipeline which are located in Mississippi and Louisiana. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $400 million annually. The largest customer segments include food and beverage producers and water treatment facilities. The Company primarily competes with three major carbon dioxide companies: Praxair, BOC Gases and Air Liquide. These three companies produce over 80% of the United States merchant carbon dioxide volumes.

Specialty and Other Gases

     The Company operates six "A grade" labs which blend various special application gas mixes, ultra high purity grade gases, pure hydrocarbon mixtures, EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. The Company believes the United States specialty gas market is approximately $750 million annually. Airgas believes its share of the market for specialty gases is approximately 8%. Specialty gases produced are primarily sold to the Distribution segment (see Note 21 of the Company's Consolidated Financial Statements for disclosure related to segment sales). The third-party customer base for these products consists primarily of research facilities and biotechnology, pharmaceutical, food processing and environmental companies. Gas Operations also provides technical support to 30 "B grade" labs which are operated by the Distribution segment. The "A grade" and "B grade" labs perform testing and certification services for gas purity. Certain of the specialty gas operations have been ISO 9002 certified.

Nitrous Oxide

     The Company is a manufacturer of nitrous oxide gas. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronics industries. The Company's market focus includes bulk customers as well as sales to the Distribution segment. Sales of nitrous oxide are not material to total Distribution sales (see Note 21 of the Company's Consolidated Financial Statements for disclosure related to segment sales). The Company purchases the raw materials utilized in its nitrous oxide production pursuant to contracts with major manufacturers and suppliers. The
Company believes that if a contractual arrangement with any supplier was terminated, it would not have a material adverse effect on operations.

Calcium Carbide and Carbon Products

     Until the divestiture of the Company's calcium carbide and carbon products operations in December 1998, the Company manufactured carbon electrode paste, carbon ramming paste and electrically calcined anthracite ("ECA"), collectively referred to as carbon
products.   Carbon electrode paste is used as a consumable electrode
in the production of special alloy nickel and other metals. ECA is used as an ingredient in carbon mixes used in the aluminum industry and as an additive in the production of certain metals. Prior to the divestiture, the Company also operated a manufacturing facility which produced calcium carbide for sale to a joint venture, whose customers included some of the Company's Distribution operations. Calcium carbide is a primary raw material for the production of acetylene gas. In connection with the divestiture of the calcium carbide and carbon products operations, the Company entered into a calcium carbide supply agreement with the purchaser to supply raw material for its acetylene production.

Foreign Operations

     The Company's foreign operations are majority owned and equity investments in industrial gas companies located in Poland, India, and Thailand. In January 1999, Airgas announced the signing of a letter of intent to sell its operations in Poland and Thailand.
The sale, which is subject to regulatory approval, completion of due diligence and definitive documentation, is expected to close early in the second quarter of fiscal year 2000. The Company is actively marketing its remaining foreign operations in India.

AIRGAS GROWTH STRATEGIES

     The Company's strategy is to focus on internal growth, supplemented by distributor acquisitions. To enhance internal growth, the Company intends to selectively add complementary product offerings in order to leverage its distribution network.

     From April 1, 1996 through March 31, 1999, the Company acquired 67 businesses with annual sales of approximately $550 million. The industrial gas distribution industry continues to undergo a consolidation, which Airgas believes will present opportunities to acquire industrial gas distributors. The Company believes that its principal competitive advantages in acquiring distributors are its extensive distribution network, its well-organized acquisition program, its flexibility in structuring acquisitions to meet sellers' needs and its ability to offer sellers and their employees a continuing role in the Company. In seeking to acquire gas distributors, the Company competes with the large vertically integrated gas producers and other independent distributors.

     The Company has financed distributor acquisitions primarily with debt and internally generated funds. The Company has been able to obtain debt financing due, in part, to its ability to generate cash flow from operating activities and to the long useful lives and relatively stable market values of its fixed assets, principally cylinders. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental purposes during fiscal 1999 were not material.

INSURANCE

     The Company has established insurance programs to cover workers' compensation, business automobile, general and product liability. These programs have self-insured retentions of $500,000 per occurrence. Losses are accrued based upon the Company's estimates, developed with third party insurance adjusters, of the aggregate liability for claims incurred, claims incurred but not reported and on Company experience. The Company has established insurance reserves that management believes are adequate.

     The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $100 million, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.

EMPLOYEES

     On March 31, 1999, the Company employed approximately 8,000 employees of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in the past 12 years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas," "Carbonic Reserves," "Red-D-Arc," "RED-D-ARC WELDERENTAL," "Dyna-Switch," "Gold Gas," "Stainless Mix," "Steelmix" and "Alummix." The Company holds patent registrations for "Fluid Bed Air Cooling System," a method and apparatus for conveying dry ice. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                     Age            Position

Peter McCausland (1)     49   Chairman of the Board and Chief Executive
                              Officer
William A. Rice, Jr.     52   President and Chief Operating Officer
Scott M. Melman          42   Senior Vice President and Chief Financial
                              Officer
Ted R. Schulte           48   Vice President - Gas Operations
Michael L. Molinini      48   Vice President - Hardgoods Operations
Alfred B. Crichton       51   Division President - West
John Musselman           50   Division President - East
Gordon L. Keen, Jr.      54   Senior Vice President - Law and Corporate
                              Development
Rudi G. Endres           55   Vice President - International
Andrew R. Cichocki       36   Senior Vice President - Business Operations
                              and Planning
Samuel H. Goldstein      40   Senior Vice President - Information Services
Patrick M. Visintainer   35   Senior Vice President - Sales
__________________
(1)  Member of the Board of Directors

     Mr. McCausland has been a Director of the Company since June 1986, the Chairman of the Board and Chief Executive Officer of the Company since May 1987 and President from June 1986 to August 1988, from April 1993 to November 1995, and from April 1997 to December 1998. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products.

     Mr. Rice has been President and Chief Operating Officer since January 1999. Prior to 1999, he served as Group President - Airgas Direct Industrial from April 1997 to December 1998, Airgas' Division President - Industrial Distribution and Purchasing from April 1995 to March 1997 and served as Vice President - Purchasing from August 1993 to March 1995. Before August 1993, Mr. Rice was President of Virginia Welding Supply, which was acquired by the Company in July 1992.

     Mr. Melman has been Senior Vice President and Chief Financial Officer since May 1998. Prior to that, Mr. Melman served as Vice
President - Administration from April 1995 to May 1998, Vice
President and Corporate Controller from August 1994 to March 1995 and Corporate Controller from August 1986 to July 1994.

     Mr. Schulte has been Vice President - Gas Operations since November 1998. Prior to that, Mr. Schulte served as President of Airgas Carbonic from November 1997 to October 1998. Before October 1997, Mr. Schulte served as Senior Vice President of Energetic Solutions, the US subsidiary of ICI Explosives.

     Mr. Molinini has been Vice President - Hardgoods Operations since joining the Company in 1997. Prior to that, Mr. Molinini served as Vice President of Marketing of National Welders Supply
Company since 1991.

     Mr. Crichton has been Division President - West since February 1993. Prior to that, Mr. Crichton served as a Regional Vice President from May 1991 to February 1993.

     Mr. Musselman has been Division President - East since April
1997. Prior to that, Mr. Musselman served as President of Northeast Airgas from January 1989 to March 1997.

     Mr. Keen has been Senior Vice President - Law and Corporate
Development since April 1997. Prior to that, Mr. Keen served as Vice President - Corporate Development from January 1992 to March 1997.

     Mr. Endres has been Vice President - International since January 1993. Prior to that, Mr. Endres served in various positions since joining Airgas in 1987.

     Mr. Cichocki has been Senior Vice President - Business Operations and Planning since January 1999. Prior to that, Mr. Cichocki served as Vice President - Corporate Development from April 1997 to December 1998 and as Assistant Vice President - Corporate Development from August 1992 to March 1997. Prior to that, he served in various corporate development and finance positions from April 1988 to July 1992.

     Mr. Goldstein has been Senior Vice President-Information
Services since January 1999. Prior to that, Mr. Goldstein served as Vice President-Information Services from September 1996 to December 1998. He joined Airgas from KPMG LLP, where he served as a National Service Leader for the Consulting Division from June 1991 to
September 1996.

     Mr. Visintainer has been Senior Vice President - Sales since January 1999. Prior to that, Mr. Visintainer served as Vice President - Sales and Marketing from February 1998 to December 1998 and as President of one of the Company's subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various positions, including Branch Manager, Regional Manager, National Accounts Manager and National Sales Manager - Industrial/Special Gases.

ITEM 2.  PROPERTIES.

     The Company's Distribution segment operates an integrated network of approximately 650 branch stores, 29 "B grade" gas laboratories, 18 acetylene manufacturing facilities, seven regional distribution centers, cylinder fill plants and customer call centers. The Distribution segment conducts business in 44 states. The Company owns approximately 37% of these facilities. The remaining facilities are primarily leased from third parties. Facilities leased from employees are on terms consistent with commercial rental rates prevailing in the surrounding rental market. The Company's fill plants, acetylene production facilities and "B grade" gas laboratories operated at an estimated average capacity of 70% during fiscal 1999.

     The Company's Gas Operations segment consists of companies, located throughout the United States, which operate approximately 50 branch locations, several liquid carbon dioxide and dry ice production facilities, six "A grade" gas laboratories, two nitrous oxide production facilities and a carbon dioxide pipeline. The Company owns 37% of the production facilities and "A grade" gas laboratories. The remaining facilities are leased from third parties. The Company owns one nitrous oxide production facility and leases the other facility under a long-term lease. The Company owns its two air separation plants. The estimated average production capacities of the liquid carbon dioxide operations, dry ice facilities, "A grade" gas laboratories and the nitrous oxide production plants were approximately 70%, 85%, 60% and 85%, respectively. The carbon dioxide reserves and pipeline average flow rate was approximately 60% of capacity. The air separation plants operated at an estimated average capacity of approximately 70%.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania. The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortuous interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortuous interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the Common Stock as reported by the New York Stock Exchange:

                          High      Low
Fiscal 1999

First Quarter            $18.81    $13.94
Second Quarter            14.25     11.50
Third Quarter             12.56      8.50
Fourth Quarter            10.13      8.13


Fiscal 1998

First Quarter            $20.88    $13.50
Second Quarter            20.44     16.75
Third Quarter             17.50     13.38
Fourth Quarter            18.19     13.88
________________

     The closing sale price of the Company's Common Stock as reported by the New York Stock Exchange on June 4, 1999, was $11.25 per share. As of June 4, 1999, there were approximately 14,000 shareholders of record of the Company's Common Stock.

     The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and not to pay cash dividends on its Common Stock. Any payment of future dividends and the amounts thereof will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

(In thousands, except per share amounts):

                                             Years Ended March 31, (4)
                               1999 (1)    1998 (2)    1997 (3)      1996      1995
Operating Results:
Net sales                      $1,561,218  $1,447,990  $1,158,894    $838,144  $687,983
Depreciation & amortization        87,926      76,670      62,491      45,762    36,868
Operating income                  112,996     118,948      82,285      92,985    72,600
Interest expense, net              60,298      53,290      39,752      24,862    17,625
Income taxes                       34,437      29,989      21,080      28,522    23,894
Net earnings                       51,924      40,540      23,266      39,720    31,479

Basic earnings per share (5)   $      .74  $      .59  $      .35    $    .63  $    .51

Diluted earnings per share (5) $      .72  $      .57  $      .34    $    .60  $    .48

Balance Sheet Data:
Working capital                $  165,416  $  141,276  $  124,849    $  81,588 $ 54,084
Total assets                    1,698,472   1,641,474   1,291,031      883,642  645,637
Current portion of
  long-term debt                   19,645      12,150      25,158       12,179   11,780
Long-term debt                    847,841     830,845     629,931      385,832  259,970
Other non-current liabilities      23,585      36,842      29,601       34,490   11,116
Stockholders' equity (6)       $  470,945  $  426,873  $  336,657    $ 236,209 $189,652

_______________
(1)  As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1999 include: (a) a $25.5 million
     ($15 million after-tax or $.21 per diluted share) non-recurring gain related to the divestiture of its calcium carbide and carbon products operations, and (b) non-recurring gains of $2.8 million ($2.4 million after-tax or $.03 per diluted share) related to other special items.
     Excluding the effects of special charges and non-recurring gains, net earnings were $34.5 million or $.48 per diluted share.
(2)  As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1998 include:  (a)
     fourth quarter special charges which totaled $22.4 million ($14.3 million after-tax or $.20 per diluted share) which consisted of severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by a one-time net gain related to an acquisition break-up fee of $3 million ($1.9 million after-tax or $.03 per diluted share), (b) a non-recurring gain of $14.5 million ($9.4 million after-tax or $.13 per diluted share) from the partial recovery of refrigerant losses, and (c) a non-recurring gain on the sale of a non-core business.  Excluding the effects of special charges and non-recurring gains, net earnings were $42.6 million or
     $.60 per diluted share.



(3) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the Company recorded special charges totaling $31.4 million ($20.2 million after-tax or $.30 per diluted share) related to the fraudulent breach of contract by a third-party supplier of refrigerant gas and an after-tax loss on the sale of a non-core business. Excluding the effects of special charges and the loss, net earnings were $44.3 million or $.65 per diluted share.
(4) During fiscal 1995 through 1999, the Company acquired a total of 135 businesses.
(5) The earnings per share presentation reflects a two-for-one stock split which occurred on April 15, 1996.
(6)  The Company has not paid any dividends on its Common Stock.

Item 7.
                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: 1999 COMPARED TO 1998

     The Company has redefined its operating segments and is reporting its results of operations based on the management structure established under the "Repositioning Airgas For Growth" initiative (the "Repositioning Plan") which commenced in the fourth quarter of fiscal year 1998.
Effective with the fiscal year ended March 31, 1999, the Company implemented Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires the disclosure of segment information on the same basis used by management for evaluating segment performance and allocating resources.

     The Company's new operating segments consist of Distribution and Gas Operations. The Distribution segment accounts for 90% of consolidated sales and reflects the integration of the traditional industrial gas distribution companies (formerly reported under the "Distribution segment") and the safety products and industrial tool and supplies distribution companies (formerly reported under the "Airgas Direct Industrial segment"). These companies have been combined to reflect management's approach to evaluating segment performance and allocating resources in the future as the Company continues to develop its centralized purchasing, shared distribution facilities and multi-channel marketing initiatives begun under the Repositioning Plan. The segment entitled Gas Operations consists of domestic and foreign operating companies which produce and distribute
certain gas products, principally dry ice and carbon dioxide.   These
companies were formerly reported under the "Manufacturing segment." Comparative 1998 and 1997 information has been reclassified to conform to the current presentation.

OVERVIEW

  The Company's net sales for the fiscal year ended March 31, 1999 increased 8% to a record $1.56 billion, compared to $1.45 billion in the prior year. Net earnings for fiscal 1999 were $51.9 million, or $.72 per diluted share, compared to $40.5 million, or $.57 per diluted share, in fiscal 1998. Net earnings were $34.5 million, or $.48 per diluted share, compared to $42.6 million, or $.60 per diluted share, in the prior year, excluding special charges and non-recurring gains recognized in both periods. Net earnings in fiscal 1999 were impacted by a general slowing in the manufacturing and industrial sectors and higher operating expenses, including expenses associated with the Company's Repositioning initiative.

      Non-recurring gains in 1999 consist of a $25.5 million ($15 million after-tax) non-recurring gain related to the divestiture of the Company's calcium carbide and carbon products operations and non-recurring gains of $2.8 million ($2.4 million after-tax) related to other special items. Special charges and non-recurring gains in 1998 consist of special charges which totaled $22.4 million ($14.3 million after-tax) which included severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by non-recurring gains related to an acquisition break-up fee of $3 million ($1.9 million after-tax), and a $14.5 million ($9.4 million after-tax) partial recovery of refrigerant losses.

  During fiscal year 1999, the Company made substantial progress towards completing the goals and initiatives established in its Repositioning Plan. The Repositioning Plan includes the consolidation of subsidiaries into larger regional companies, the standardizing of information systems, the implementation of a

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

national information, procurement and logistics infrastructure and communications system, the consolidation of certain warehouse facilities into regional distribution centers and the divestiture of several non-core businesses. In addition, the Repositioning Plan included the sale, closure or downsizing of approximately 30 distribution locations and a reduction in the Company's workforce.
Fiscal year 1998 special charges totaled $22.4 million ($14.3 million after-tax or $.20 per diluted share) which consisted of an impairment write-down of property, equipment and goodwill of $11.4 million, divestiture reserves of $6.9 million, facility exit costs of $2.6 million and severance of $1.6 million. During fiscal year 1999, progress was made in the following areas:
  -    34 businesses were merged into 15 regional companies;
  - computer systems are being standardized and resulted in approximately 40 computer conversions;
  - the Company completed three of its planned divestitures and, in January 1999, announced the signing of a letter of intent with Linde AG, for the sale of the Company's operations in Poland and Thailand for approximately $50 million (the transaction, which is subject to regulatory approvals, completion of due diligence and definitive documentation, is expected to close early in the second quarter of fiscal 2000);
  - certain branches and distribution centers were closed and/or consolidated; and
  -    workforce reductions were made as planned.

     In connection with changes in the business, primarily related to a slowing in the industrial and manufacturing sectors, the Company modified its plans related to exiting certain facilities and adjusted facility exit reserves by $763 thousand. In addition, adjustments to divestiture reserves were made to reflect differences between previous estimates, amounts related to completed transactions and pending divestitures. The income statement effect of the adjustments to reserves for facility exit costs and divestitures was an increase in earnings of $1 million ($570 thousand after-tax) which was recorded in the quarter ended June 30, 1998.

     During fiscal 1999, the Company incurred approximately $16.3 million of expenses associated with the Repositioning Plan, of which approximately 60% are expected to be ongoing in future periods in support of the established infrastructure. In response to a slowing economy during 1999 and the increase in expenses associated with the Repositioning Plan, the Company embarked on a cost improvement program that it believes will yield approximately $12 - $15 million in annual savings beginning in fiscal year 2000. The cost improvements are expected to impact many areas of the Company's expense structure. The savings are expected to result from administrative cost reductions, consolidation of back offices, the closure of certain branch locations and lower interest costs through working capital improvements and reduced capital expenditures.

     On December 31, 1998, the Company completed the divestiture of its calcium carbide and carbon products operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company and Elkem terminated the Elkem-American Carbide Company joint venture which marketed calcium carbide throughout the United States. The divestiture resulted in a non-recurring gain of $25.5 million ($15 million after-tax). The calcium carbide and carbon products operations generated annual sales of approximately $30 million which are reflected in the Company's Gas Operations segment.

     During fiscal 1999, the Company acquired 11 distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $31 million and four manufacturers and distributors of dry ice (Gas Operations segment) with annual sales of approximately $20 million.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INCOME STATEMENT COMMENTARY

Net Sales

Net sales increased 8% in fiscal 1999 compared to 1998.


 (In thousands)            1999         1998      Increase
  Distribution         $1,406,184   $1,321,958    $  84,226
  Gas Operations          155,034      126,032       29,002
                       $1,561,218   $1,447,990    $ 113,228

     The Distribution segment's principal products and services include: industrial gases, equipment rental and hardgoods.
Industrial gases and rent consist of packaged and small bulk gases and rent on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. For fiscal 1999, Distribution sales increased approximately $88 million as a result of 33 acquisitions since April 1, 1997 and approximately $11.7 million from same-store sales growth. Offsetting the increase in sales were the divestitures of three businesses in fiscal 1999. Sales in fiscal 1999 and 1998 for these three businesses were approximately $10.3 million and $25.8 million, respectively. The increase in Distribution same-store sales of .8% resulted from growth in gas and rent of $21.4 million (4%) and safety products of $11.2 million (6.9%), offset by same-store sales declines of welding supplies and equipment of $12.4 million (-2.1%) and industrial tools and supplies of $8.5 million (-9.1%). Gas and rent sales growth was attributable to the Company's focus on national and regional accounts, expansion of its rental welder fleet, gas sales resulting from the Company's two air separation plants and higher small bulk and medical gas sales. Growth in gas sales was primarily attributable to increased volumes. Sales growth of safety products was driven by growth in national and regional accounts business, an expanded telemarketing sales force and selling initiatives that leverage the Distribution segment's customer base. Sales of welding supplies and equipment and industrial tools and supplies were negatively impacted during fiscal 1999 by a general slowing in certain manufacturing and industrial sectors including: metal fabrication, petro-chemical, agriculture, pulp and paper, and mining.

     The Gas Operations segment's sales primarily include dry ice and carbon dioxide. In addition, the segment includes the Company's foreign operations and businesses that produce and distribute specialty gases and nitrous oxide. Until the divestiture in December 1998, the segment also included sales of calcium carbide and carbon products. Sales increased $29 million as a result of $38.6 million of carbon dioxide and dry ice acquisitions completed during fiscal 1998 and 1999, gas sales volume growth of $1.4 million and a decrease of $11.0 million as a result of the divestiture of the Company's calcium carbide and carbon products operations. Liquid carbon dioxide sales volumes, including pipeline volumes, increased during fiscal 1999; however, the increase was largely offset by lower prices due to increased industry production which exceeded growth in demand. Nitrous oxide sales declined approximately 4% in fiscal 1999 compared to the prior year due to the general slowing in the manufacturing and industrial sectors. Gas Operations sales to the Distribution segment in 1999 and 1998 totaled approximately $14.7 million and $9.5 million, respectively, and are eliminated in consolidation.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, competition from other companies, the Company's ability to implement price increases and the Company's ability to sell additional products and services to existing customers. The Company continues to focus on internal sales growth through leveraging the Company's customer base, the addition of new products and product-line extensions, including rental welders, tool and safety hardgoods items, specialty gases, carbon dioxide and refrigerant gases in returnable containers.

Gross Profits

Gross profits increased 8% in fiscal 1999 compared to 1998.


 (In thousands)          1999        1998      Increase
  Distribution         $637,616    $605,240    $ 32,376
  Gas Operations         85,547      63,212      22,335
                       $723,163    $668,452    $ 54,711


     The increase in Distribution gross profits of approximately $32.4 million resulted from acquisitions which contributed approximately $35.1 million and same-store gross profit growth of approximately $5.1 million (.8%), offset by the divestiture of three businesses which contributed gross profits of approximately $7.8 million in the prior year. Same-store gross profit growth consisted of increases in gas and rent of $13.3 million (3.3%) and safety products of $4.4 million (12.5%), offset by same-store gross profit declines in welding supplies and equipment of $7.7 million (-4.6%) and industrial tools and supplies of $4.9 million (-14.5%). Same-store gross profits of gases and rent increased as a result of higher gas volumes, helped by the Company's two air separation plants and increased rent associated with welding equipment, cylinders and bulk tanks. Same-store gross profits for safety products increased primarily due to sales volume growth. Same-store gross profit declines in industrial tools and welding supplies and equipment resulted primarily from a general slowing in the manufacturing and industrial sectors during fiscal 1999 and from price reductions in certain regions to retain market share. Overall, gross margins of 45.3% in fiscal 1999 declined 50 basis points from 45.8% in fiscal 1998 due primarily to pricing pressures of hardgoods products. Gas
margins were relatively consistent year-over-year.   Acquisitions,
which had an average gross margin of approximately 41% partially contributed to the gross margin decline.

     The increase in Gas Operations gross profits of approximately $22.3 million resulted primarily from acquisitions, partially offset by the divestiture of the Company's calcium carbide and carbon products operations. Gas Operations' gross margin increased to 55.2% in fiscal 1999 compared to 50.2% in the prior year. The increase was due to the divestiture of the lower margin calcium carbide and carbon products operations and the acquisitions of higher margin carbon dioxide and dry ice companies with an average gross margin of 62%.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Operating expenses increased approximately $55 million compared to fiscal 1998 primarily as a result of acquisitions and higher operating expenses which included direct repositioning expenses. Repositioning expenses were estimated to total $16.3 million in fiscal 1999 as a result of computer conversions, relocation and other personnel expenses and facility-related costs. Ongoing costs which are included in the Repositioning expense amounts total $10.1 million and are primarily related to the costs of operating a national computer center and communications system, regional distribution centers and additional salary expense related to new product line sales personnel. As a percentage of net sales, operating expenses increased 120 basis points to 33.5% in fiscal 1999 compared to the prior year.

     Depreciation and amortization totaled $87.9 million in fiscal 1999 and increased approximately $11.3 million compared to the prior year primarily due to business acquisitions and capital projects completed during the previous 24 months. Consolidated depreciation and amortization as a percentage of sales increased 30 basis points as compared to fiscal 1998. For the Distribution and Gas Operations segments, depreciation and amortization relative to sales was 5.3% and 8.4%, respectively.

Operating Income

     Operating income, excluding special charges, decreased 10% in fiscal 1999 compared to 1998. The decrease in operating income was primarily due to higher operating expenses, including repositioning-related expenses and lower gross profits from a decline in hardgoods sales.

 (In thousands)          1999        1998      Increase/(Decrease)
  Distribution         $ 98,447   $111,472    $ (13,025)
  Gas Operations         13,549     12,426        1,123
  Special Charges         1,000     (4,950)       5,950
                       $112,996   $118,948    $  (5,952)

     The Distribution segment's operating income margin decreased to 7% in fiscal 1999 compared to 8.4% in fiscal 1998. The decrease resulted primarily from higher operating expenses, including expenses associated with the Company's Repositioning Plan and higher selling expenses related to expansion of safety products, specialty gases and welder rentals. The Distribution segment was burdened by essentially all of the aforementioned $16.3 million of Repositioning expenses.

     The Gas Operations segment's operating margin decreased to 8.7% in fiscal 1999 compared to 9.9% in the prior year primarily as a result of carbon dioxide and dry ice acquisitions and related integration expenses.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

     Interest expense, net, totaled $60.3 million and increased $7 million compared to fiscal 1998. The increase in interest expense was primarily attributable to increased debt associated with completing 43 acquisitions since April 1, 1997. Interest expense was also impacted by capital expenditures, an increase in working capital and the repurchase of Common Stock. As discussed in "Liquidity and Capital Resources" below, the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $7 million increased $4.1 million compared to fiscal 1998 primarily as a result of a non-recurring insurance gain of $1.8 million, an increase in earnings from the Company's liquid carbon dioxide joint venture which was included in the Company's results for a full year in fiscal 1999 and higher joint venture earnings of National Welders Supply. Earnings were helped at the Company's liquid carbon dioxide joint venture as a result of a plant expansion which came on-line in September 1997. National Welders Supply reported higher earnings as a result of increased spot sales of bulk liquid gases.

Income Tax Expense

     Income tax expense represented 39.9% of pre-tax earnings for fiscal 1999, compared to 42.5% in 1998. Income tax expense, before special charges and non-recurring gains, represented 39.5% of pre-tax earnings for fiscal 1999, compared to 42.6% in 1998. The decrease in the effective income tax rate was primarily a result of an increase in earnings of unconsolidated equity affiliates and from the implementation of tax planning strategies.

Net Earnings

     Net earnings for fiscal 1999 were $51.9 million, or $.72 per diluted share, compared to $40.5 million, or $.57 per diluted share, in fiscal 1998. Net earnings before special charges and non-recurring gains were $34.5 million, or $.48 per diluted share, in fiscal 1999 compared to $42.6 million, or $.60 per diluted share, in fiscal 1998.

EBITDA

     Operating income, excluding special charges, plus depreciation and amortization ("EBITDA") was approximately $200 million in both fiscal 1999 and 1998.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997

OVERVIEW

     During fiscal 1998, the Company continued to grow through acquisitions and internal growth. During fiscal 1998, the Company completed 28 acquisitions with aggregate annual sales of $265 million.

     During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). The Repositioning Plan involves: consolidating certain hubs into larger regional companies; consolidating certain warehouse facilities into regional distribution centers; restructuring the carbon dioxide businesses in the Gas Operations segment; standardizing and integrating information systems; and building a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels, and to strengthen national sales and marketing. To focus on its core business, the Company announced its intent to divest certain non-core businesses and to sell or seek joint venture partners for several non-U.S. operations. The Company anticipated that the Repositioning Plan would be substantially completed by June 30, 1999.

     In connection with the Repositioning Plan, the Company recorded special charges in the fourth quarter ("1998 Special Charges") totaling $22.4 million ($14.3 million after-tax or $.20 per diluted share) which consisted of the following:

    (In thousands)                           1998

     Impairment write-down of property,
      equipment and goodwill               $11,423
     Divestiture charges                     6,851
     Facility exit costs                     2,577
     Severance costs                         1,578
         Special charges                    22,429

     Refrigerant recovery                  (14,500)
     Acquisition break-up fee, net          (2,979)

         Special charges, net              $ 4,950


     The Repositioning Plan required the sale, closure or downsizing of approximately 30 distribution locations and a workforce reduction of approximately 200 employees.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     As a result, the Company wrote-down to fair value, less the cost to dispose of, certain property, equipment and related goodwill by $11.4 million. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. The write-down primarily related to: computer equipment as a result of standardizing information systems; buildings and improvements related to facilities to be closed; machinery and equipment related to discontinued product lines; and the goodwill associated with related business combinations.

     The Company established reserves of approximately $6.9 million for the divestiture of certain non-strategic businesses. The write-down was based on an evaluation of the estimated fair value of these assets which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets. Sales associated with such businesses totaled approximately $25 million.

     Other costs including leased facility termination costs and severance, totaled $2.6 million and $1.6 million, respectively.

     The 1998 Special Charges were offset by a non-recurring gain of $14.5 million ($9.4 million after-tax) from a partial recovery of refrigerant losses related to the fiscal 1997 fraudulent breach of contract by a third-party supplier and a net gain of $3 million ($1.9 million after-tax) related to an acquisition break-up fee.

     Cash outflows related to the 1998 Special Charges, before the acquisition break-up fee, were $600 thousand in fiscal 1998.

     The Company recorded a non-recurring charge during the fourth quarter of fiscal 1997 of $26.4 million ($17 million after-tax) for product losses and costs associated with the fraudulent breach of contract by a third-party supplier of refrigerant gas. In addition, the Company recorded a non-cash charge of approximately $5 million ($3.2 million after-tax) primarily related to the write-down of machinery, equipment, goodwill and other intangible assets of a non-core business which was divested during fiscal 1998.

INCOME STATEMENT COMMENTARY

Net Sales

Net sales increased 25% in fiscal 1998 compared to 1997.


 (In thousands)          1998        1997      Increase
  Distribution         $1,321,958  $1,098,771  $ 223,187
  Gas Operations          126,032      60,123     65,909
                       $1,447,990  $1,158,894  $ 289,096

     The Distribution segment's principal products and services include: industrial gases, equipment rental and hardgoods. Industrial gases and rent consist of packaged and small bulk gases and rent on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products and industrial tools and supplies. For fiscal 1998, Distribution sales increased approximately $151 million resulting from 45 acquisitions since April 1, 1996 and approximately $72 million from same-store

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sales growth. The overall increase in Distribution same-store sales of 5.7% was heavily weighted towards hardgoods. Same-store sales growth consisted of: gas and rent $16.1 million (3.1%); welding supplies and equipment $28.6 million (5.3%); safety products $17.7 million (14.5%) and industrial tools and supplies $9.6 million (12.7%). Sales gains were mostly a result of volume growth. As a result of low inflation, price increases during 1998 were modest. The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions and divestitures.

      The Gas Operations segment's sales primarily include dry ice, carbon dioxide and calcium carbide and carbon products. In addition, the segment includes the Company's foreign operations and businesses that produce and distribute specialty gases and nitrous oxide. Sales increased approximately $66 million primarily due to six carbon dioxide and dry ice acquisitions completed during fiscal 1998. Same-store sales related to nitrous oxide, calcium carbide and carbon products increased $1.5 million (4%), offset by specialty gas sales of refrigerants and sulfur hexafluoride which were down compared to the prior year. Gas Operations sales to the Distribution segment in fiscal 1998 and fiscal 1997 totaled approximately $9.5 million and $6.5 million, respectively, and are eliminated in consolidation.

Gross Profits

Gross profits increased 22% in fiscal 1998 compared to 1997.


 (In thousands)          1998        1997      Increase
  Distribution         $605,240    $522,758    $ 82,482
  Gas Operations         63,212      24,753      38,459
                       $668,452    $547,511    $120,941


     The increase in Distribution gross profits of approximately $82 million resulted from acquisitions which contributed approximately $51 million and from same-store gross profit growth of 5.7% or approximately $31 million. Same-store gross profit growth consisted of: gas and rent $14.9 million (4.0%); welding supplies and equipment $7.7 million (5.2%); safety products $5 million (19.8%) and industrial tools and supplies $3.4 million (12.3%). Distribution's gross margin of 45.8% in 1998 declined 180 basis points due to a change in sales mix weighted more heavily toward lower margin hardgoods. Additionally, acquisitions which had an average gross margin of approximately 34% contributed to the gross margin decline.

     The increase in Gas Operations gross profits of approximately $38 million was primarily due to acquisitions which had an average gross margin of 56%. Gas Operations gross margin increased from 41.2% to 50.2%. Gross margins were also adversely impacted by about 100 basis points as a result of a $1.5 million fourth quarter 1998 inventory write-down of specialty gases.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist primarily of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Operating expenses increased approximately $97 million compared to 1997 primarily as a result of acquisitions. Operating expenses also increased approximately $3.8 million as a result of direct costs associated with the Company's Repositioning Plan and from higher Corporate operating costs. As a percentage of net sales, operating expenses increased 30 basis points to 32.3%.

     Depreciation and amortization increased approximately $14 million compared to 1997 primarily as a result of acquisitions and, to a lesser extent, from higher capital expenditures. Consolidated depreciation and amortization as a percentage of sales decreased 10 basis points as compared to 1997. For the Distribution and Gas Operations segments, depreciation and amortization relative to sales was 5.1% and 7.3%, respectively.

Operating Income

     Operating income, excluding special charges, increased 9% in fiscal 1998 compared to 1997. In connection with the Repositioning Plan, fiscal 1998 operating income was negatively impacted by $5.7 million of direct repositioning costs for relocating employees and other personnel expenses, exiting certain product lines and computer conversion costs.

(In thousands)           1998        1997      Increase
  Distribution         $111,472    $103,376    $  8,096
  Gas Operations         12,426      10,334       2,092
  Special Charges        (4,950)    (31,425)     26,475
                       $118,948    $ 82,285    $ 36,663

     The Distribution segment's operating income margin decreased 100 basis points to 8.4% compared to 1997. The decrease resulted primarily from acquisitions, which had average estimated operating margins of 4%, from higher operating costs and expenses associated with the Company's Repositioning Plan and the integration of acquisitions. The Repositioning related operating costs included non-recurring moving costs associated with new hardgoods distribution centers in Southern California and Georgia.

     The Gas Operations segment's operating margin decreased from 17.2% to 9.9% primarily as a result of lower operating margins associated with 1998 carbon dioxide and dry ice acquisitions. Direct repositioning costs, combined with an inventory write-down, totaled $1.6 million and adversely impacted margins.

Interest Expense

     Interest expense, net, totaled $53.3 million and increased $13.5 million compared to 1997. The increase in interest cost was attributable to debt associated with completing 52 acquisitions since April 1, 1996, costs associated with the refrigerant fraud and the repurchase of Common Stock.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $2.9 million increased $2 million compared to 1997 primarily as a result of a full year's earnings associated with the Company's joint venture with National Welders Supply and earnings from a carbon dioxide joint venture which was acquired in June 1997.

Income Tax Expense

     Income tax expense represented 42.5% of pre-tax earnings for fiscal 1998, compared to 47.5% in 1997. Income tax expense, before special charges and divestitures represented 42.6% of pre-tax earnings for 1998, compared to 41% in 1997. The increase in the effective income tax rate was primarily a result of an increase in non-deductible goodwill relative to pre-tax earnings.

Net Earnings

     Net earnings for 1998 were $40.5 million, or $.57 per diluted share. Net earnings before special charges and divestitures decreased 4% to $42.6 million, or $.60 per diluted share, from $44.3 million, or $.65 per diluted share in 1997.

EBITDA

     Operating income, excluding special charges, plus depreciation and amortization ("EBITDA") in fiscal 1998, increased $24 million to $200 million compared to 1997. The increase was primarily related to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     The Company has financed its operations, capital expenditures, stock repurchases and acquisitions with borrowings, the issuance of common stock and funds provided by operating activities.

     Cash flows from operating activities for fiscal 1999 totaled $102.1 million. Depreciation and amortization represented $87.9 million of cash flows from operating activities. Deferred income taxes of $16 million resulted from temporary differences. Cash flows from working capital components decreased $9.9 million as a result of an increase in accounts receivable, inventory, and other assets and liabilities, net, offset by an increase in accounts payable and accrued expenses. Accounts receivable days' sales outstanding increased from 44 to 47 days and hardgoods days' supply of inventory levels also increased from 74 to 77 days compared to March 31, 1998 levels. Higher working capital levels resulted partially from the increased demand on the Company's personnel as a result of Repositioning-related changes in management, computer conversions and other operational factors related to the Repositioning Plan which was substantially completed during fiscal 1999.

     After-tax cash flow (net earnings, excluding special charges and non-recurring gains, plus depreciation, amortization and deferred income taxes) increased 4% to $138.3 million compared to $132.8 million in the prior year.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Cash used by investing activities totaled $96.9 million in fiscal 1999. Investing activities which used cash during the period primarily included capital expenditures of $101.6 million and acquisitions of $52.1 million. Proceeds from divestitures provided cash of $53.7 million.

     Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $61 million and helped facilitate strategic product sales growth. During fiscal 1999, the Company also incurred capital expenditures totaling approximately $9.2 million related to purchases of computer and related equipment in connection with standardizing information systems.

     Financing activities used cash of $5.2 million, with total debt outstanding increasing by $24.5 million since March 31, 1998. The cash overdraft, the float of the Company's outstanding checks, decreased by $14.7 million since March 31, 1998. Funds used by financing activities were primarily for acquisitions, capital expenditures, working capital needs and the repurchase of Common Stock.

     The Company will continue to look for appropriate acquisitions of distributors. Future acquisitions and capital expenditures are expected to be funded through the use of cash flow from operations, debt, common stock for certain acquisition candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

Financial Instruments

     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$67 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants which include the maintenance of certain financial ratios, restrictions on additional borrowings and
limitations on dividends.   At March 31, 1999, the Company had
borrowings under the agreement of approximately $528 million and $42 million Canadian (US$27 million). The Company also has commitments under letters of credit supported by the agreement of approximately
$71 million. Availability under the credit facilities was approximately $165 million at March 31, 1999. At March 31, 1999, the effective interest rate on borrowings under the credit facilities was 5.44% on U.S. borrowings and 5.11% on Canadian borrowings.

     At March 31, 1999, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at March 31, 1999, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $87 million with interest rates ranging from 6.00% to 9.00%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 23 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $475 million in notional principal amount at March 31, 1999. Sixteen swap agreements with approximately $238 million in notional principal amount require fixed interest payments based

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

on an average effective rate of 6.79% for remaining periods ranging between one and five years. Seven swap agreements with approximately $237 million in notional principal amount require variable interest payments based on an average rate of 5.04% at March 31, 1999. Under the terms of five swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up-front. At March 31, 1999, approximately $8.7 million of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. Subsequent to March 31, 1999 the Company entered into two swap agreements with an aggregate notional principal amount of $100 million requiring fixed rate interest payments at an effective rate of 5.48% for two years.

Share Repurchase Programs

    In March 1999, the Airgas Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding Common Stock (the "new program"). The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase programs with borrowings and funds provided by operating activities. During fiscal 1999, the Company repurchased approximately 1.4 million shares at an average cost of $11.89 per share. The effect of the fiscal 1999 share repurchases on earnings per share was not material. Subsequent to March 31, 1999, the Company repurchased approximately 630 thousand shares, including 175 thousand shares to complete the previous repurchase program, for total consideration of approximately $7 million. At June 4, 1999, approximately 6.5 million shares may be repurchased under the new program.

Shares in Employee Benefits Trust

    On March 30, 1999, the Company established a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, will sell to the Trust shares of Common Stock. Such Common Stock will consist of shares the Company has purchased or will purchase on the open market or in private transactions. The Common Stock may also consist of shares issued directly to the trust. On March 31, 1999, the Trust purchased 826 thousand shares of Common Stock previously held as treasury stock, from the Company, for approximately $7 million (based on the average market closing price for the preceding five days). The Company holds a promissory note from the Trust in the amount of the purchase. Shares held by the Trust serve as collateral for the promissory note and are available to fund certain employee benefit plan obligations as the promissory note is repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory note. An independent third-party financial institution serves as the Trustee. The Trustee will vote or tender shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust. Subsequent to March 31, 1999, the Trust purchased 625 thousand shares of Common Stock from the Company.

Inflation

     The Company's inflation risks are managed on an entity-by-entity basis through price increases, productivity increases and cost-containment measures. Management does not believe that inflation risk is material to the Company's business or its consolidated financial position, results of operations or liquidity.

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


YEAR 2000 READINESS DISCLOSURE

 Year 2000 Issues

     The Company is aware of the issues associated with the Year 2000 matter. The "Year 2000" matter relates to whether computer hardware and software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20" rather than "19" are a known risk. The Company's exposure to Year 2000 issues rests primarily in three main areas: information systems hardware and application software, embedded chip technology which may be found in a wide variety of operating equipment and third party Year 2000 readiness.

Information Systems Hardware and Application Software

     With respect to information systems hardware and application software, the Company's businesses generally do not utilize "home grown" programs or systems that require programming to become Year 2000 compliant. The Company typically uses "out of the box" or "shrink wrap" software for its business needs. Standardized software and computer systems are being implemented across the Company in connection with the Company's Repositioning Plan. Although vendors for such software have advised the Company that their software is Year 2000 compliant, the Company has completed time dimensional testing for one critical system, with no instances of non-compliance identified and expects to complete testing of the remaining critical systems and software by June 30, 1999. Although execution of the Repositioning Plan addresses certain significant Year 2000 issues, it was not undertaken primarily as a remediation initiative. The Company believes that standardized operating platforms will help provide for an effective multi-channel distribution network. The Company estimates expenditures related to the system conversion and standardization project will total approximately $20-$25 million over the duration of the project, of which approximately $15 million is expected to be capitalized. On a project-to-date basis, the Company has incurred approximately $16 million in costs and expenses to standardize systems, of which approximately $11 million represents new capital equipment and software. While the Company believes that it is on target for completion of the project by August 31, 1999, if such standardization is not completed prior to the Year 2000, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company as well as on customers of the Company. The Company has not determined the extent to which its business and customers might be affected in that event.

     In conjunction with the Repositioning Plan, the Company has established a national data center equipped with systems hardware and software which its vendors have indicated are Year 2000 compliant. Time dimensional testing of data center hardware has been completed and no compliance exceptions were identified. In addition, the Company has substantially completed testing of its desktop personal computers with very few failures noted.

Embedded Chips

     The Company's Year 2000 project team includes designated subsidiary-company managers responsible for directing Year 2000 remediation efforts at the business unit level. These managers, in cooperation with the Company's national information services personnel, have completed the inventories and risk assessments of

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

critical processes and equipment containing embedded chips. Testing has been substantially completed with regard to certain critical processes and equipment of the Company's Gas Operations segment. No significant instances of non-compliance were identified. Additionally, the Company has completed its assessment of its phone systems and anticipates completing the necessary repairs and replacements by September 1999. The Year 2000 project team is also in the process of contacting suppliers to obtain Year 2000 readiness product information for less significant equipment containing embedded chips. The Company estimates expenditures for remediation of non-compliant embedded chip equipment will total approximately $1.1 million. Of this total, the Company expects approximately $1 million will be for capital upgrades and replacements. Although the Company believes it is on target for completing remediation efforts with regard to embedded chip equipment and processes, if repair, replacement or contingency plans are not completed before the Year 2000, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company.

Third Parties

     The Company's Year 2000 issues relate not only to its own business systems and equipment but also to those of its customers, vendors and suppliers. To mitigate the risk to the Company arising from third parties, the Company is contacting significant suppliers, customers and other critical business partners to determine if they have effective Year 2000 plans in place. The Company anticipates that this evaluation will be ongoing through calendar year 1999. Responses from approximately 65% of suppliers have been received and evaluated by the Company, with the majority indicating that they have active Year 2000 compliance programs. In addition, audits of certain key suppliers have been initiated to confirm Year 2000 readiness.
As a result of the supplier contact and audit programs, alternative suppliers will be identified as deemed necessary. However, there can be no assurance that the Company's customers, vendors, suppliers and other third parties will successfully resolve their own Year 2000 issues in a timely manner sufficient to prevent impact to the Company.

Contingency Plans

     Certain contingency plans have been developed related to the Year 2000 matter. These plans address potential disruptions of the Company's business including administrative and supply chain functions. Administrative contingency plans provide for back-up data processing facilities and encompass the national data center, critical business software and communications networks. Supply chain contingency plans include identifying alternative suppliers and arranging for back-up or alternative transportation for shipping the Company's products. Contingency planning will continue through the remainder of calendar year 1999, as deemed necessary, based upon the Company's ongoing assessment of potential Year 2000 risks, particularly those related to third parties.

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

                            AIRGAS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER

New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is scheduled to be effective for fiscal years beginning after June 15, 1999, however, the FASB recently proposed that the effective date of the statement be delayed for one year. Management has evaluated the impact of the new Standard in connection with the Company's use of derivatives in managing interest rate risk. The Company's exposure to derivatives is limited to interest rate swap agreements which are highly effective in managing the Company's interest rate exposure. A high correlation exists between the terms of the interest rate swaps and the underlying debt obligations of the Company. As such, fluctuations in the fair value of the swaps are offset by an equal and opposite fluctuation in the carrying value of the underlying debt obligations. Consequentially, the implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company. The recognition of the interest rate swap agreements and corresponding debt obligations at fair value could reduce the Company's availability under its revolving credit facility. The reduction in availability could negatively effect liquidity of the Company depending on market interest rates at the time of implementation.

Forward-looking Statements

     This report contains statements that are forward looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth in same-store sales, costs and potential disruptive effects of the Repositioning, the success of the Repositioning Plan, the success of the Company's cost improvement program, the Company's ability to reduce costs, implementation and standardization of information systems projects, any potential problems relating to Year 2000 matters (including without limitation, those relating to Airgas' ability to identify and timely remediate Year 2000 problems, unanticipated remediation costs, timely resolution of Year 2000 problems by significant vendors, suppliers, customers and other similar third parties, and Airgas' ability to develop and implement contingency plans, if necessary), the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. Interest rate swap agreements are used to adjust interest rate exposures. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The Company enters into interest rate swaps to manage the fixed/variable interest rate mix of its debt portfolio. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of `A' or better. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

     The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of March 31, 1999. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

                                          Expected Fiscal Year of Maturity
(In millions)                                                                                 Fair
Fixed Rate Debt:              2000     2001     2002     2003     2004   Thereafter  Total   Value
Medium-term notes             $ --     $ --     $ 50     $ --     $ 75     $100      $225    $214
 Interest expense             $ 17     $ 17     $ 15     $ 13     $ 10     $ 15      $ 87
 Average interest rate        7.41%    7.41%    7.45%    7.49%    7.49%    7.75%

Acquisition notes             $ 15     $ 13     $ 21     $  1     $ 20     $  2      $ 72    $ 70
 Interest expense             $  5     $  4     $  3     $  2     $  1     $ --              $ 15
 Average interest rate        7.47%    7.47%    7.47%    7.47%    7.47%    7.47%

Other notes                   $  4     $  1     $  1     $  1     $ --     $ --      $  7    $  7
 Average interest rate        6.90%    6.90%    6.90%    6.90%

Variable Rate Debt:

Revolving credit facilities   $ --     $ --     $ --     $555     $ --     $ --      $555    $555
 Interest expense             $ 35     $ 35     $ 35     $ 35     $ --     $ --      $140
 Interest rate (a)            5.44%    5.44%    5.44%    5.44%

Other notes                   $ --     $  1     $  7     $ --     $ --     $ --      $  8    $  8
 Average interest rate        8.75%    8.75%    8.75%

                                          Expected Fiscal Year of Maturity
(In millions)
                                                                                              Fair
Interest Rate Swaps:          2000     2001     2002     2003     2004   Thereafter  Total   Value
US $ denominated Swaps:
13 Swaps Receive
    Variable/Pay Fixed        $ 15     $ 55     $ 20     $100     $ --     $ 40      $230    $(15.7)
    Variable Receive rate
     (3 month LIBOR) = 4.97%
    Weighted average
     pay rate = 6.78%

 7 Swaps Receive
    Fixed/Pay Variable        $ 57     $ 50     $ 50     $ --     $ 30     $ 50      $237    $ 7.8
    Weighted average
     receive rate = 6.60 %
    Variable pay rate
     (6 month LIBOR) = 5.04%

Canadian $ denominated Swaps:
 3 Swaps Receive
    Variable/Pay Fixed        $ 3.3    $ 3.3    $ 1.7    $ --     $ --     $ --      $ 8.3   $ (.3)
    Variable Receive rate
     (3 month CAD BA) = 5.14%
    Weighted average
     pay rate = 7.14%

Other LIBOR based agreements:

Operating leases with trust   $14.7    $  --    $  --    $ --     $ --     $ --      $14.7   $14.7
     Variable rate
      (3 month LIBOR plus 110
       basis points = 6.07%)

(a) The variable rate of long-term debt obligations is based on the London Interbank Offered Rate ("LIBOR") as of March 31, 1999. For future periods, the variable interest rate is assumed to remain at 5.44% with the principal balance of long-term debt obligations held constant at $555 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.


Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 1999, it does not consider those exposures or positions that could arise after that date including interest rate swap agreements entered into in May 1999. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.

Foreign Currency Rate Risk

     Certain subsidiaries of the Company are located in foreign countries. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-42 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees,"
"Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1999 Annual Meeting of
Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 1999 Annual Meeting of
Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 1999 Annual Meeting of
Stockholders is incorporated herein by reference.

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

(b)  Reports on Form 8-K.

     On January 29, 1999, the Company filed a current report on Form 8-K pursuant to Item 5, reporting its earnings for the third quarter and nine months ended December 31, 1998.

     On February 2, 1999, the Company filed a current report on Form 8-K pursuant to Item 5, announcing certain organizational changes and management appointments of Company personnel.

     On March 12, 1999, the Company filed a current report on Form 8-K pursuant to Item 5, announcing that its Board of Directors authorized the repurchase of up to seven million shares, or approximately 10% of the Company's outstanding Common Stock.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.    Description

3.1            Amended and Restated Certificate of Incorporation of
               Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

3.2 Airgas, Inc. By-Laws Amended and Restated through November 12, 1998. (Incorporated by reference to Exhibit 3 to the Company's September 30, 1998 Report on Form 10-Q).

4.1 Ninth Amended and Restated Credit Agreement dated as of December 5, 1997 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited and Airgas Ontario Inc., Nationsbank, N.A.
               as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company's December 31, 1997 Quarterly Report on Form 10-Q).

4.2 First Amendment, dated April 13, 1998, to the Ninth Amended and Restated Credit Agreement dated as of December 5, 1997 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited and Airgas Ontario Inc., Nationsbank, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company's June 30, 1998 Quarterly Report on Form 10-Q).

Exhibit No.    Description

4.3 Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.4            Form of Airgas, Inc. Medium-Term Note (Fixed Rate).
               (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.5            Form of Airgas, Inc. Medium-Term Note (Floating Rate).
               (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

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

4.6 Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed on April 28, 1997).

4.7 First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc.
               and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company's December 31, 1998 Quarterly Report on Form 10-Q).

* 10.1 Agreement between the Company and Peter McCausland, dated January 8, 1991, and form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.16 to the Company's March 31, 1992 report on Form 10-K).

* 10.2 Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit
               10.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

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

* 10.5 1994 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to the Company's March 31, 1993 report on Form 10-K).

* 10.6 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-60999 dated August 7, 1998).

Exhibit No.    Description

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

* 10.12 Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc.
               and First Union National Bank, as Trustee.

*10.13         Change of Control Agreement between Airgas, Inc. and William
               A. Rice, Jr. dated March 17, 1999. Nine other Executive Officers, including Peter McCausland, are parties to substantially identical agreements.

*10.14         2000 Management Incentive Plan for Corporate Employees dated
               April 1, 1999.

*10.15 2000 Management Incentive Plan for Business Unit Employees dated April 1, 1999.

(11)           Statement re: computation of earnings per share.
(21)           Subsidiaries of the Company.
(23.1)         Consent of KPMG LLP.
(27)           Financial data schedule - March 31, 1999
(27.1)         Financial data schedule - March 31, 1998
_____________
* A management contract or compensatory plan required to be filed by
Item 14(c) of this Report.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 1999

                                   Airgas, Inc.
                                   (Registrant)

                                   By: /s/ Peter McCausland
                                       _________________________
                                       Peter McCausland
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                 Title                               Date

/s/ Peter McCausland         Director, Chairman of the Board,    June 11, 1999
__________________________   and Chief Executive Officer
 (Peter McCausland)


/s/ Scott M. Melman          Senior Vice President and Chief     June 11, 1999
__________________________   Financial Officer (Principal
                             Financial Officer)
 (Scott M. Melman)


/s/ Jeffrey P. Cornwell      Vice President and Corporate        June 11, 1999
__________________________   Controller (Principal Accounting
                             Officer)
 (Jeffrey P. Cornwell)


/s/ W. Thacher Brown         Director                            June 11, 1999
__________________________
 (W. Thacher Brown)


/s/ Frank B. Foster, III     Director                            June 11, 1999
__________________________
 (Frank B. Foster, III)


/s/ Rajiv L. Gupta           Director                            June 11, 1999
__________________________
 (Rajiv L. Gupta)


/s/ Robert E. Naylor         Director                            June 11, 1999
__________________________
 (Robert E. Naylor)

/s/ John A.H. Shober         Director                            June 11, 1999
__________________________
 (John A.H. Shober)


/s/ Lee M. Thomas            Director                            June 11, 1999
__________________________
 (Lee M. Thomas)


/s/ Robert L. Yohe           Director                            June 11, 1999
__________________________
 (Robert L. Yohe)

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

Financial Statements:

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . F-2

Statement of Management's Financial Responsibility . . . . . . . . . F-3

Consolidated Balance Sheets at March 31, 1999 and 1998 . . . . . . . F-4

Consolidated Statements of Earnings for the Years Ended
  March 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 1999, 1998 and 1997. . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1999, 1998 and 1997 . . . . . . . . . .. . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-8

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . F-42


     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG LLP

Philadelphia, Pennsylvania
May 12, 1999

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

     Management maintains a system of internal control at each business unit. This system is designed to provide reasonable assurance that assets are safeguarded and records properly reflect transactions executed in accordance with management's authorization. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

     The Company's financial statements have been audited by KPMG LLP, independent auditors. Their Independent Auditors' Report, which is based on an audit made in accordance with generally accepted auditing standards is presented on the previous page. In performing their audit, KPMG LLP considers the Company's internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

     The Audit Committee of the Board of Directors meets with the independent auditors, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities.
The auditors have direct access to the Audit Committee.

Airgas, Inc.

/s/ Scott M. Melman                            /s/ Peter McCausland
________________________                       _______________________
Scott M. Melman                                Peter McCausland
Senior Vice President and                      Chairman and
Chief Financial Officer                        Chief Executive Officer


May 12, 1999

                       AIRGAS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                               March 31,
(In thousands, except per share amounts)                   1999         1998
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $6,092 in 1999 and $5,676 in 1998 . . . . . .$  195,708   $  186,342
Inventories, net (Note 5). . . . . . . . . . . . . . . . .   154,424      154,937
Deferred income tax asset, net (Note 14) . . . . . . . . .     7,549        6,952
Prepaid expenses and other current assets  . . . . . . . .    21,161       18,603
   Total current assets  . . . . . . . . . . . . . . . . .   378,842      366,834

Plant and equipment, at cost (Note 6). . . . . . . . . . .   993,496      923,635
Less accumulated depreciation. . . . . . . . . . . . . . .  (275,637)    (236,331)
   Plant and equipment, net  . . . . . . . . . . . . . . .   717,859      687,304
Goodwill, net of accumulated amortization of
 $54,986 in 1999 and $42,147 in 1998 . . . . . . . . . . .   428,349      410,753
Other non-current assets (Note 7)  . . . . . . . . . . . .   173,422      176,583

   Total Assets                                           $1,698,472   $1,641,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade  . . . . . . . . . . . . . . . . .$   85,486   $   84,602
Accrued expenses and other current liabilities (Note 8). .   108,295      128,806
Current portion of long-term debt (Note 9) . . . . . . . .    19,645       12,150
   Total current liabilities . . . . . . . . . . . . . . .   213,426      225,558

Long-term debt (Note 9)  . . . . . . . . . . . . . . . . .   847,841      830,845
Deferred income tax liability, net (Note 14) . . . . . . .   142,675      121,356
Other non-current liabilities. . . . . . . . . . . . . . .    23,585       36,842
Commitments and contingencies (Notes 17 and 18)  . . . . .        --           --

Stockholders' Equity (Note 10)
Preferred stock, no par value, 20,000 shares authorized,
 no shares issued or outstanding in 1999 and 1998. . . . .        --           --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 72,024 and 71,357 shares issued in 1999
 and 1998, respectively. . . . . . . . . . . . . . . . . .       720          714
Capital in excess of par value . . . . . . . . . . . . . .   190,175      192,358
Retained earnings  . . . . . . . . . . . . . . . . . . . .   289,090      237,166
Accumulated other comprehensive loss . . . . . . . . . . .      (910)        (779)
Treasury stock, 130 and 176 common shares at cost in
 1999 and 1998, respectively . . . . . . . . . . . . . . .    (1,129)      (2,586)
Shares in employee benefits trust, 826 common shares at
 cost in 1999. . . . . . . . . . . . . . . . . . . . . . .    (7,001)          --
   Total stockholders' equity. . . . . . . . . . . . . . .   470,945      426,873

     Total liabilities and stockholders' equity           $1,698,472   $1,641,474

       See accompanying notes to consolidated financial statements.

                                    F-4

                       AIRGAS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS


                                                      Years Ended March 31,
(In thousands, except per share amounts)          1999          1998          1997
Net Sales
Distribution . . . . . . . . . . . . . . .  $1,406,184    $1,321,958    $1,098,771
Gas Operations . . . . . . . . . . . . . .     155,034       126,032        60,123
    Total net sales  . . . . . . . . . . .   1,561,218     1,447,990     1,158,894

Costs and Expenses
Cost of products sold (excluding
  depreciation and amortization)
 Distribution  . . . . . . . . . . . . . .     768,568       716,718       576,013
 Gas Operations. . . . . . . . . . . . . .      69,487        62,820        35,370
Selling, distribution and administrative
  expenses . . . . . . . . . . . . . . . .     523,241       467,884       371,310
Depreciation and amortization. . . . . . .      87,926        76,670        62,491
Special charges, net (Note 3). . . . . . .      (1,000)        4,950        31,425
    Total costs and expenses . . . . . . .   1,448,222     1,329,042     1,076,609

Operating Income
 Distribution. . . . . . . . . . . . . . .      98,447       111,472       103,376
 Gas Operations  . . . . . . . . . . . . .      13,549        12,426        10,334
 Special charges, net (Note 3) . . . . . .       1,000        (4,950)      (31,425)
    Total operating income . . . . . . . .     112,996       118,948        82,285

Interest expense, net (Note 13). . . . . .     (60,298)      (53,290)      (39,752)
Other income, net (Note 2) . . . . . . . .      26,714         2,813         1,672
Equity in earnings of unconsolidated
  affiliates (Note 12) . . . . . . . . . .       7,042         2,931           958
Minority interest (Note 20). . . . . . . .         (93)         (873)         (817)
    Earnings before income taxes . . . . .      86,361        70,529        44,346
Income taxes (Note 14) . . . . . . . . . .      34,437        29,989        21,080

Net  Earnings. . . . . . . . . . . . . . .  $   51,924    $   40,540    $   23,266

Basic earnings per share (Note 4)  . . . .  $      .74    $      .59    $      .35
Diluted earnings per share (Note 4)  . . .  $      .72    $      .57    $      .34


Weighted average shares outstanding:
  Basic (Note 4) . . . . . . . . . . . . .      70,000        68,700        65,900
  Diluted (Note 4) . . . . . . . . . . . .      71,700        70,800        68,600

Comprehensive income . . . . . . . . . . .  $   51,793    $   40,229    $   23,208



       See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF
                           STOCKHOLDERS' EQUITY


                                               Years Ended March 31, 1999, 1998 and 1997
                                      Shares of                                 Accumulated
                                       Common             Capital in              Other                   Employee
                                      Stock $.01  Common  Excess of   Retained  Comprehensive  Treasury   Benefits
(In thousands)                        Par Value    Stock  Par Value   Earnings     Loss         Stock      Trust
Balance--March 31, 1996 . . . . . .   66,313.7    $663    $ 91,512    $173,360  $(410)         $(28,916)  $    --

Net earnings  . . . . . . . . . . .                                     23,266
Foreign currency translation
 adjustment . . . . . . . . . . . .                                               (58)
Purchase of treasury stock (Note 10)                                                            (15,732)
Reissuance of treasury stock (Note 10)                                                           28,916
Issuance of stock in connection
 with acquisitions (Note 2) . . . .    1,102.9      11      49,556
Stock warrants and options
 exercised (Note 11). . . . . . . .      872.6       9       3,370
Tax benefit associated with exercise
 of stock options (Note 14) . . . .                          4,229
Shares issued upon acquisition of
  minority interests (Note 11). . .       76.5       1       1,724
Shares issued in connection with
 Employee Stock Purchase
 Plan (Note 11) . . . . . . . . . .      395.9       4       5,152
Balance--March 31, 1997.. . . . . .   68,761.6    $688    $155,543    $196,626  $(468)         $(15,732)  $    --

Net earnings  . . . . . . . . . . .                                     40,540
Foreign currency translation
 adjustment . . . . . . . . . . . .                                              (311)
Purchase of treasury stock (Note 10)                                                            (33,120)
Reissuance of treasury stock (Note 10)                       5,207                               46,266
Issuance of stock in connection
 with acquisitions (Note 2) . . . .    1,440.0      14      18,524
Stock options exercised (Note 11) .      704.5       7       3,329
Tax benefit associated with exercise
 of stock options (Note 14) . . . .                          3,807
Shares issued in connection with
 Employee Stock Purchase
 Plan (Note 11) . . . . . . . . . .      450.7       5       5,948
Balance--March 31, 1998 . . . . . .   71,356.8    $714    $192,358    $237,166  $(779)         $ (2,586)  $    --

Net earnings. . . . . . . . . . . .                                     51,924
Foreign currency translation
 adjustment . . . . . . . . . . . .                                              (131)
Purchase of treasury stock (Note 10)                                                            (16,579)
Issuance of stock in connection
 with acquisitions (Note 2) . . . .       53.2                (425)
Reissuance of treasury stock for
 stock options exercised (Note 10)                          (5,877)                               7,798
Tax benefit associated with exercise
 of stock options (Note 14) . . . .                          1,648
Shares issued in connection with
 Employee Stock Purchase
 Plan (Note 11) . . . . . . . . . .      613.7       6       5,708
Shares of treasury stock sold to Employee
  Benefits Trust (Note 10). . . . .                         (3,237)                              10,238    (7,001)
Balance--March 31, 1999 . . . . . .   72,023.7   $ 720    $190,175    $289,090  $ (910)        $ (1,129)  $(7,001)



       See accompanying notes to consolidated financial statements.

                       AIRGAS INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended March 31,
(In thousands)                                             1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings. . . . . . . . . . . . . . . . . . . . .    $ 51,924      $ 40,540      $ 23,266
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization,
   including special charges. . . . . . . . . . . . .      87,926        88,092        66,421
  Deferred income taxes . . . . . . . . . . . . . . .      16,045        10,649          (170)
  Equity in earnings of unconsolidated affiliates . .      (7,911)       (4,409)       (2,314)
  Gains on divestitures . . . . . . . . . . . . . . .     (25,468)       (1,452)           --
  (Gain)/Loss on sale of plant and equipment  . . . .        (222)         (504)          616
  Minority interest in earnings . . . . . . . . . . .          93           873           817
  Stock issued for employee stock purchase plan . . .       5,750         5,953         5,156
Changes in assets and liabilities, excluding effects of
  business acquisitions and divestitures:
  Trade receivables, net  . . . . . . . . . . . . . .     (10,477)       (8,108)       (6,661)
  Inventories, net. . . . . . . . . . . . . . . . . .      (3,829)       (7,336)      (12,090)
  Prepaid expenses and other current assets . . . . .      (2,236)          637         3,687
  Accounts payable, trade . . . . . . . . . . . . . .       1,052        (7,072)       10,534
  Accrued expenses and other current liabilities. . .       5,607        19,761         6,247
  Other assets and liabilities, net . . . . . . . . .     (16,191)       (3,224)      (14,262)
    Net cash provided by operating activities . . . .     102,063       134,400        81,247

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . . . . .    (101,638)     (124,725)      (74,358)
Proceeds from sale of plant and equipment . . . . . .       3,279         3,534         3,551
Proceeds from divestitures. . . . . . . . . . . . . .      53,682         4,000         6,586
Business acquisitions, net of cash acquired . . . . .     (47,246)     (154,395)     (168,666)
Business acquisitions, holdback settlements . . . . .      (4,839)       (6,750)       (7,943)
Investment in unconsolidated affiliates . . . . . . .      (3,180)      (25,220)      (33,995)
Dividends from unconsolidated affiliates. . . . . . .       4,533         4,165         1,729
Other, net. . . . . . . . . . . . . . . . . . . . . .      (1,467)        3,957        (2,949)
    Net cash used by investing activities . . . . . .     (96,876)     (295,434)     (276,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings. . . . . . . . . . . . . . .     449,833       450,051       916,677
Repayment of debt . . . . . . . . . . . . . . . . . .    (426,995)     (275,450)     (707,401)
Purchase of treasury stock. . . . . . . . . . . . . .     (15,285)      (34,433)      (14,419)
Exercise of stock options and warrants  . . . . . . .       1,943         4,360         3,162
Cash overdraft. . . . . . . . . . . . . . . . . . . .     (14,662)       16,875          (960)
Other financing activities. . . . . . . . . . . . . .         (21)         (369)       (2,261)
    Net cash provided/(used) by financing activities.      (5,187)      161,034       194,798

CASH INCREASE (DECREASE). . . . . . . . . . . . . . .    $     --      $     --      $     --
Cash--Beginning of year . . . . . . . . . . . . . . .          --            --            --
Cash--End of year . . . . . . . . . . . . . . . . . .    $     --      $     --      $     --



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

(b) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 85% and 88% of the inventories at March 31, 1999 and 1998, respectively. Cost for the remainder of inventories was determined using the last-in, first-out (LIFO) method.

(c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.

(d) Goodwill

     Goodwill represents costs in excess of net assets of businesses acquired and is amortized on a straight-line basis over the expected periods to be benefited, which is principally
40 years. The Company assesses the recoverability of goodwill in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.

     In making such determination with respect to goodwill, the Company evaluates the performance of underlying businesses which give rise to such assets. The assets acquired in connection with these acquisitions continue to generate a significant portion of the Company's net sales, total operating income and cash flow.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(e) Other Intangible Assets

     Costs related to the issuance of long-term debt are deferred and amortized over the term of the related debt. Costs and payments pursuant to non-competition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements which are principally over 5 years.
The Company assesses the recoverability of non-competition arrangements by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.

(f) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

(g) Foreign-Currency Translation

     The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity as a component of "Accumulated Other Comprehensive Income (Loss)." Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

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

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(i) Financial Instruments

     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. These instruments are not entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. The fair value of the interest rate swap agreements is not recognized in the financial statements. Counterparties to the Company's interest rate swap agreements are major financial institutions.

     The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

(j) Shares in Employee Benefits Trust

     The Company established a grantor trust (the "Trust") to fund future obligations of the Company's employee benefit and compensation plans. Shares are purchased by the Trust from the Company at fair market value and are reflected as a reduction of stockholders' equity in the Company's Consolidated Balance Sheets under the caption "Shares in employee benefits trust." Shares are transferred from the Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the Trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Trust and the fair market value of shares transferred is charged or credited to capital in excess of par value.

(k) Revenue Recognition

     Sales are recorded upon shipment to the customer.

(l) Accounting and Disclosure Changes

     Effective April 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Prior period financial statements have been restated to conform to the current presentation.

     Effective with the year ended March 31, 1999, the Company implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement modifies the standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Under the new standard, operating segments are defined based on a "management approach" rather than an on an "industry segment" basis. The Company has combined the former Airgas Direct Industrial ("ADI") segment with the former Distribution segment to

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

reflect the centralized purchasing, shared distribution facilities and multi-channel marketing initiatives begun under the "Repositioning Airgas for Growth" initiative. In addition, the Company's former Manufacturing segment has been renamed "Gas Operations." Comparative fiscal 1998 and 1997 financial information has been reclassified to conform to the current presentation.

     Effective with the year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." This statement rescinds the Financial Accounting Standards Board Statement No. 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," and amends other existing authoritative literature to make various technical corrections, clarify meanings or describe applicability under changed conditions.
The adoption of this standard did not impact earnings, financial condition or liquidity.

(m) Reclassifications

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2)  ACQUISITIONS & DIVESTITURES

(a) Acquisitions

     Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions. Also, as discussed in Note 20, the Company has accounted for the acquisition of subsidiary minority interests in fiscal 1998 and 1997 using the purchase method of accounting.

     1999 - During fiscal 1999, the Company purchased 15 businesses. The largest of these acquisitions and their effective dates included Abel Carbonic Products, Inc. (May 1,
1998), Gas House Welding Supply, Inc. (July 1, 1998), Carbonic Products, Inc. (September 1, 1998) and Pacific Dry Ice, Inc. (September 1, 1998). The aggregate purchase price for these acquisitions amounted to approximately $49 million. The purchase price for the remaining 11 businesses amounted to approximately $17 million.

     1998 - During fiscal 1998, the Company purchased 28 businesses. The largest of these acquisitions and their effective dates included Carbonic Industries Corporation (June 5,
1997), Lyons Safety, Inc. (July 1, 1997), Industrial Gas Products & Supply, Inc. (October 1, 1997), Carbonic Reserves, Inc. (October 14, 1997), JWS Technologies, Inc. (November 1,
1997) and The Hoprich Company    (February 1, 1998).  The
aggregate purchase price for these acquisitions amounted to approximately $224 million. The purchase price for the remaining 22 businesses amounted to approximately $59 million.

     1997 - During fiscal 1997, the Company purchased 24 businesses. The largest of these acquisitions and their effective dates included IPCO Safety Products Company (April 1,
1996), American Welding Supply (June 1, 1996), Rutland Tool &
Supply Co., Inc. (September 1, 1996), Findley Welding Supply,

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)  ACQUISITIONS & DIVESTITURES - (Continued)

Inc. (October 1, 1996) and Northeast Jackson Dome (December 1,
1996). The aggregate purchase price for these acquisitions amounted to approximately $233 million. The purchase price for the remaining 19 businesses amounted to approximately $76 million.

     In connection with the above acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:


                                              Years Ended March 31,
(In thousands)                             1999        1998        1997
Cash paid . . . . . . . . . . . . . . .  $47,246     $154,395    $168,666
Issuance of Common Stock  . . . . . . .       --       55,608      78,671
Notes issued to sellers . . . . . . . .    2,361       17,781      30,104
Notes payable and capital leases
 assumed. . . . . . . . . . . . . . . .      553        5,947       2,103
Other liabilities assumed and accrued
 acquisition costs  . . . . . . . . . .   15,475       49,407      29,733

Total purchase price allocated to
 assets acquired  . . . . . . . . . . .  $65,635     $283,138    $309,277


     Included in the fiscal 1998 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's Common Stock (including approximately 2 million shares which were issued out of treasury stock), issued in connection with the acquisitions of Carbonic Industries Corporation, Kendeco Supply Company and Industrial Gas Products.

     Included in the fiscal 1997 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's Common Stock (including approximately 2.4 million shares which were issued out of treasury stock), issued in connection with the acquisition of Rutland Tool and Supply Co.

     In connection with a previous acquisition, the Company is required to issue additional shares of Common Stock if the market value on the settlement date in fiscal 2001 is less than $13.10 per share. At March 31, 1999, approximately 616 thousand shares were contingently issuable. Common Stock subsequently issued in connection with such a contingency reduces additional paid in capital and increases Common Stock for the par value of the additional shares issued. During 1999, the Company issued approximately 53 thousand shares of Common Stock and paid $425 thousand in connection with the resolution of contingencies related to previous acquisitions.

     The purchase price for business acquisitions and minority interests was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations have been based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date. Costs in excess of net assets acquired (goodwill) for fiscal 1999, 1998 and 1997 amounted to $29.3 million, $130.6 million and $144.0 million, respectively.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)  ACQUISITIONS & DIVESTITURES - (Continued)

     The following presents unaudited estimated pro forma operating results as if the fiscal 1999 and 1998 acquisitions had been consummated on April 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1997 or of results which may occur in the future.

                                              Years Ended March 31,
(In thousands, except per share amounts)      1999            1998
Net sales. . . . . . . . . . . . . . . .    $1,574,222      $1,593,274
Net earnings . . . . . . . . . . . . . .        51,827          37,555
Diluted earnings per share . . . . . . .           .72             .52


(b)  Divestitures

     During fiscal 1999, the Company sold certain beverage service operations, its eastern Canadian industrial gas distribution business and its calcium carbide and carbon products operations. After-tax proceeds from the sales amounted to approximately $42 million. The beverage service and Canadian operations were sold at a loss which was provided for in the 1998 Special Charges (Note 3). The Company's calcium carbide and carbon products operations were sold, resulting in a pre-tax gain of $25.5 million, included in "Other income, net." The following table sets forth selected financial data related to the divested operations:

                                       Years Ended March 31,
(In thousands)                     1999        1998        1997
Sales . . . . . . . . . . . .    $32,415     $57,622     $48,059
Gross profits . . . . . . . .     11,228      21,836      17,756
Depreciation and amortization      1,611       2,761       2,165
Operating income. . . . . . .      3,672       1,239       3,010


     In January 1999, the Company announced the signing of a letter of intent with Linde AG related to the divestiture of the Company's operations in Poland and Thailand for approximately $50 million. The transaction, which is subject to regulatory approvals, completion of due diligence and definitive documentation, is expected to close early in the second quarter of fiscal 2000.

     In September 1997, the Company recorded a gain, included in "other income, net," of $1.5 million ($980 thousand after-tax) related to the sale of a non-core business. During fiscal 1997, the Company reported a net loss of $780 thousand related to the sale of a non-core business.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3) SPECIAL CHARGES

(a)  1998 Special Charges

     During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). In connection with the Repositioning Plan, the Company recorded special charges in 1998 totaling $22.4 million ($14.3 million after-tax). The Repositioning Plan includes the consolidation of subsidiaries into larger regional companies; consolidating certain warehouse facilities into regional distribution centers; standardizing and integrating information systems; building a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels; and the divestiture of several non-core businesses. The major components of the fiscal 1998 special charges were as follows:

(In thousands)                                 1998
Impairment write-down of property,
  equipment and goodwill (1). . . . . . .   $11,423
Divestiture charges (2) . . . . . . . . .     6,851
Facility exit costs (3) . . . . . . . . .     2,577
Severance costs (3) . . . . . . . . . . .     1,578
    Special charges . . . . . . . . . . .    22,429

Refrigerant recovery. . . . . . . . . . .   (14,500)
Acquisition break-up fee, net . . . . . .    (2,979)

    Special charges, net. . . . . . . . .   $ 4,950


 (1) Certain property, equipment and related goodwill were written down to fair value, less the cost to dispose, by $11.4 million. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of such assets.
 (2) Estimated reserves of $6.9 million were established in connection with the planned divestiture of certain non-core businesses. The write-down was based on an evaluation of the estimated fair value of these assets which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets.
 (3) Reserves were established for facility exit costs of $2.6 million and severance of $1.6 million. Estimated reserves were related to the closure of facilities and a workforce reduction of approximately 200 employees.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3) SPECIAL CHARGES - (Continued)

    During fiscal 1999, the Company made substantial progress towards completing its Repositioning Plan. Progress was made in the following areas:
  -    34 businesses were merged into 15 regional companies;
  - computer systems were standardized and resulted in approximately 40 computer conversions;
  - the Company completed three of its planned divestitures and in January 1999, announced the signing of a letter of intent with Linde AG, for the sale of the Company's operations in Poland and Thailand for approximately $50 million (the transaction, which is subject to regulatory approvals, completion of due diligence and definitive documentation, is expected to close early in the second quarter of fiscal 2000);
  - certain branches and distribution centers were closed and/or consolidated; and
  -    workforce reductions were made as planned.



Accrued Balances:               March 31,                          March 31,
(In thousands)                   1998         Cash     Noncash      1999
Divestiture charges. . . . . .  $ 6,851      $   --   $(2,775)     $4,076
Facility exit costs  . . . . .    2,292        (590)     (763)        939
Severance costs. . . . . . . .    1,286      (1,214)       --          72
                                $10,429      $(1,804) $(3,538)     $5,087


     In connection with changes in the business, primarily related to a slowing in the industrial and manufacturing sectors, the Company modified its plans related to exiting certain facilities and adjusted facility exit reserves by $763 thousand. In addition, adjustments to divestiture reserves were made to reflect differences between original estimates and completed or pending divestitures. The income statement effect of the adjustments to reserves for facility exit costs and divestitures was an increase in pre-tax earning of $1 million ($570 thousand after-tax) which was recorded in the quarter ended June 30, 1998.

     The 1998 Special Charges were offset by a non-recurring gain of $14.5 million ($9.4 million after-tax) from a partial recovery of refrigerant losses related to the 1997 fraudulent breach of contract by a third-party supplier and a net gain of $3 million ($1.9 million after-tax) related to an acquisition break-up fee.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) SPECIAL CHARGES - (Continued)

(b)  1997 Special Charges

     The Company recorded a non-recurring charge during the fourth quarter of fiscal 1997 of $26.4 million ($17 million after-tax) for product losses and costs associated with the fraudulent breach of contract by a third-party supplier of refrigerant gas. In addition, the Company recorded a non-cash charge of approximately $5 million ($3.2 million after-tax) primarily related to the write-down of machinery, equipment, goodwill and other intangible assets of a non-core business which was divested during fiscal 1998. The write-down was based on an evaluation of the estimated fair value of the assets associated with the business which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of the assets.


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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 1999, 1998 and 1997:


                                           Years Ended March 31,
 (In thousands)                       1999        1998        1997
Weighted average common
 shares outstanding:
 Basic . . . . . . . . . . . . . .  70,000      68,700      65,900
   Stock options . . . . . . . . .   1,400       2,100       2,700
   Contingently issuable shares. .     300          --          --

 Diluted . . . . . . . . . . . . .  71,700      70,800      68,600


                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(5) INVENTORIES

Inventories consist of:
                                               March 31,
(In thousands)                           1999          1998
Finished goods FIFO. . . . . . . . .   $135,708      $142,150
Finished goods LIFO. . . . . . . . .     25,652        20,207
Raw materials. . . . . . . . . . . .        853         2,380
LIFO reserve . . . . . . . . . . . .     (1,582)       (1,446)
Obsolescence reserve . . . . . . . .     (6,207)       (8,354)

                                       $154,424      $154,937



(6) PLANT AND EQUIPMENT


     The major classes of plant and equipment, at cost, are as follows:

                                                           March 31,
                                       Depreciable
(In thousands)                         Lives (Yrs)     1999         1998
Land and land improvements . . . . .           --    $  23,965    $  26,050
Buildings and leasehold improvements           25       92,943       88,130
Cylinders. . . . . . . . . . . . . .           30      422,560      404,198
Machinery and equipment, including
 bulk tanks. . . . . . . . . . . . .      7 to 30      329,619      300,599
Computers and furniture and fixtures      3 to 10       64,961       52,051
Transportation equipment . . . . . .      3 to 15       50,923       48,720
Construction in progress . . . . . .           --        8,525        3,887

                                                     $ 993,496    $ 923,635


                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) OTHER NON-CURRENT ASSETS


     Other non-current assets include:


                                                           March 31,
(In thousands)                                        1999          1998
Investments in unconsolidated affiliates (Note 12)  $100,834      $ 98,522
Non-compete agreements and other intangible
  assets, at cost, net of accumulated amortization
  of $85.5 million in 1999 and $73.2 million
  in 1998. . . . . . . . . . . . . . . . . . . . .    55,894        63,205
Other assets . . . . . . . . . . . . . . . . . . .    16,694        14,856

                                                    $173,422      $176,583

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


     Accrued expenses and other current liabilities include:

                                                           March 31,
 (In thousands)                                       1999          1998
Cash overdraft . . . . . . . . . . . . . . . . . .  $ 16,959      $ 31,621
Restructuring reserves . . . . . . . . . . . . . .     5,087        10,429
Insurance payable and related reserves . . . . . .     9,584         7,248
Customer cylinder deposits . . . . . . . . . . . .     8,233         8,668
Accrued interest . . . . . . . . . . . . . . . . .     8,190         8,918
Other accrued expenses and current liabilities . .    60,242        61,922

                                                    $108,295      $128,806

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(9) INDEBTEDNESS

(a)  Long-term Debt

     Long-term debt consists of:


                                                           March 31,
(In thousands)                                        1999          1998
Revolving credit borrowings. . . . . . . . . . . .  $554,954      $519,736
Medium-term notes. . . . . . . . . . . . . . . . .   225,000       225,000
Acquisition and investment notes . . . . . . . . .    72,577        79,521
All other notes, at various rates and maturities .    14,955        18,738

Total long-term debt . . . . . . . . . . . . . . .   867,486       842,995
Less current portion of long-term debt . . . . . .   (19,645)      (12,150)

Long-term debt, excluding current portion  . . . .  $847,841      $830,845


     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$67 million). The Company may borrow under these facilities until the final maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At March 31, 1999, the Company had borrowings under the agreement of $528 million and $42 million Canadian (US$27 million). The Company also had commitments under letters of credit supported by the agreement of approximately $71 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the agreement of approximately $165 million. At March 31, 1999, the effective interest rates related to outstanding borrowings under the lines were approximately 5.44% on U.S. borrowings and 5.11% on Canadian borrowings.

     At March 31, 1999, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%; and, $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     Acquisition notes represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average rate of 7.47%. Some acquisition notes require balloon payments which are included in the aggregate maturity schedule.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS - (Continued)


The aggregate maturities of long-term debt are as follows:


In thousands

       Years Ending March 31,          Aggregate Maturity
       2000 . . . . . . . . . . . . .  $ 19,645
       2001 . . . . . . . . . . . . .    14,632
       2002 . . . . . . . . . . . . .    78,370
       2003 . . . . . . . . . . . . .   556,550
       2004 . . . . . . . . . . . . .    95,573
       Thereafter . . . . . . . . . .   102,716

                                      $ 867,486


     The fair value of long-term debt as of March 31, 1999 was approximately $854 million based on current rates offered to the Company by financial institutions for similar type instruments.

(b) Swap Agreements

     In managing interest rate exposure, the Company participates in 23 interest rate swap agreements with a total notional principal amount of $475 million at March 31, 1999. Counterparties to the interest rate swap agreements are major financial institutions. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

     Sixteen swap agreements with approximately $238 million in notional principal amount require fixed interest payments based on an average effective rate of 6.79% for remaining periods ranging between one and five years. Seven swap agreements with approximately $237 million in notional principal amount require variable interest payments based on an average rate of 5.04% at March 31, 1999. Under the terms of five of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up front. At March 31, 1999, approximately $8.7 million of such payments were included in other non-current liabilities. The market value of these other non-current liabilities was $8.2 million at March 31, 1999. The effect of the swap agreements was to increase interest expense $1.1 million, $1.0 million and $1.4 million in 1999, 1998 and 1997, respectively. Subsequent to March 31, 1999 the Company entered into two swap agreements with an aggregate notional principal amount of $100 million requiring fixed rate interest payments at an effective rate of 5.48% for two years.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) INDEBTEDNESS - (Continued)

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2004 and thereafter are as follows:


In thousands
                                     Notional Principal Amounts
       Years Ending March 31,        Pay-Fixed        Receive-Fixed
       2000 . . . . . . . . . . . .  $ 18,311         $ 57,000
       2001 . . . . . . . . . . . .    58,311           50,000
       2002 . . . . . . . . . . . .    21,656           50,000
       2003 . . . . . . . . . . . .   100,000               --
       2004 . . . . . . . . . . . .        --           30,000
       Thereafter . . . . . . . . .    40,000           50,000

                                     $238,278         $237,000

(10) STOCKHOLDERS' EQUITY

(a)  Common Stock

     The Company is authorized to issue 200 million shares of Common Stock with a par value of $.01 per share. At March 31, 1999, the number of shares of Common Stock outstanding was 71,067,666, excluding 130 thousand shares of common stock held as treasury stock and 826 thousand shares of Common Stock held in a grantor trust as described under Note 10(d).

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see
Note 10(e) for further discussion). At March 31, 1999 and 1998, no shares of the preferred stock were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 1999 and 1998, no shares were outstanding.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) STOCKHOLDERS' EQUITY - (Continued)

(c) Treasury Stock

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares, or approximately 10%, of the Company's outstanding Common Stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. Under previous share repurchase programs, the Company acquired
1.4 million, 2.2 million and 800 thousand shares of Common Stock in 1999, 1998 and 1997, respectively. In 1999, the Company reissued 826 thousand shares of Common Stock to the Company's Employee Benefits Trust (the "Trust"), as discussed in Note 10(d), and issued 598 thousand shares for stock option exercises. In 1998, the Company reissued approximately 2 million shares in connection with its acquisition program, 707 thousand shares related to the purchase of subsidiary minority interests as described in Note 20, and 209 thousand shares for stock option exercises. As of March 31, 1999, the total remaining shares authorized for repurchase under all programs totaled approximately 7.2 million shares. When treasury shares are reissued, the Company uses an average cost method and the excess of the repurchase cost over the reissuance price is treated as a charge to capital in excess of par value. Subsequent to March 31, 1999, the Company repurchased approximately 630 thousand shares of Common Stock, including 175 thousand shares to complete all previous repurchase programs, for total consideration of approximately $7 million.

(d) Shares in Employee Benefits Trust

     On March 30, 1999, the Company established a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. On March 31, 1999, the Trust purchased 826 thousand shares of Common Stock from the Company at a per share price of the average market close for the preceding five days, which totaled approximately $7 million. The Company holds a promissory note from the Trust in the amount of the purchase. Shares held by the Trust serve as collateral for the promissory note and are available to fund employee benefit plan obligations as the promissory note is repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory note. An independent third-party financial institution serves as the Trustee. The Trustee will vote or tender shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans to be funded by the Trust. Subsequent to March 31, 1999, the Trust purchased 625 thousand shares of Common Stock from the Company.

(e)  Stockholder Rights Plan

     Effective April 1, 1997, the Company's Board of Directors adopted a new stockholder rights plan (the "1997 Rights Plan"). Pursuant to the 1997 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of Common Stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

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

     On August 1, 1988, the Company's Board of Directors adopted a preferred share purchase rights plan (the "1988 Rights Plan") that entitled Company stockholders to purchase from the Company a unit consisting of one-hundredth of a share of Series A Junior Participating Preferred Shares, or a combination of securities and assets of equivalent value, at a purchase price of $65.00 per unit, subject to adjustment. The 1988 Rights Plan expired in August 1998.

(11)  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued," as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. However, pro forma information regarding net income and earnings per share is required. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date, the Company's pro forma net earnings and earnings per share for 1999, 1998 and 1997 would be as follows:

                                                      Years Ended March 31,
(In thousands, except per share amounts)          1999        1998        1997
Net earnings                  As reported       $51,924     $40,540     $23,266
                              Pro forma         $46,636     $36,240     $20,028

Diluted earnings per share    As reported       $   .72     $   .57     $   .34
                              Pro forma         $   .65     $   .51     $   .29

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

(a) Employee Stock Option Plans

     The Company has a stock plan under which officers and key employees may be granted options. In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan contains essentially the same terms and conditions as the Company's previous 1984 Stock Option Plan (the "1984 Plan"). The 1984 Plan was terminated upon approval of the 1997 Plan by the Company's stockholders. Under the 1984 Plan, 948,855 options were granted in fiscal 1998 with an exercise price equal to the market price at the date of grant. Options under the 1984 Plan vest 25% annually and have a maximum term of ten years.

     Under the 1997 Plan, at March 31, 1999 and 1998, 6,309,368
and 7,900,850 options, respectively, were available for issuance. In fiscal 1999 and 1998, 1,665,007 and 99,150 options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May each year, vest 25% annually and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999, 1998 and 1997 option grants, respectively: expected volatility of 42.6%, 39.9% and 38.5%, risk-free interest rate of 5.54%, 6.48% and 6.42%, and expected life of 4.81, 4.47 and 4.37 years. The weighted average fair value of the options granted during 1999, 1998 and 1997 was $5.82, $6.55 and $8.95, respectively.

     In connection with the fiscal 1998 acquisition of Carbonic Industries Corporation ("CIC"), the Company assumed the Carbonic Industries Corporation 1994 Stock Option Plan (the "CIC Plan"). The CIC Plan provided grants to certain key officers and employees of CIC. At the date of acquisition, 196,572 options were exercisable to purchase Company Common Stock. The fair value of these options was recorded at the date of acquisition.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 1999:

                                                             Exercise
                                       Number                Price Per
                                       of Shares               Share
March 31, 1997
Outstanding, beginning of year . . .  6,199,460          $  1.83 - $17.31
Granted. . . . . . . . . . . . . . .    785,685            11.44 -  23.25
Exercised. . . . . . . . . . . . . .   (530,390)            1.83 -  17.31
Expired. . . . . . . . . . . . . . .   (173,080)            3.30 -  22.00
March 31, 1998
Outstanding, beginning of year . . .  6,281,675             1.83 -  23.25
Granted. . . . . . . . . . . . . . .  1,244,577            13.50 -  17.38
Exercised. . . . . . . . . . . . . .   (897,358)            1.83 -  14.82
Expired. . . . . . . . . . . . . . .   (269,787)           10.69 -  22.00
March 31, 1999
Outstanding, beginning of year . . .  6,359,107             1.83 -  23.25
Granted. . . . . . . . . . . . . . .  1,665,007             8.13 -  15.94
Exercised. . . . . . . . . . . . . .   (557,647)            1.83 -  15.63
Expired. . . . . . . . . . . . . . .   (256,947)            6.31 -  22.00
Outstanding, end of year . . . . . .  7,209,520          $  1.83 - $23.25

     Options for 4,439,900, 4,266,095 and 4,077,069 shares were exercisable at March 31, 1999, 1998 and 1997, respectively.


(b) Board of Directors Stock Option Plans

     The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"). The 1997 Directors' Plan reserved 500 thousand shares for issuance. The 1997 Directors' Plan contains essentially the same terms and conditions as the Company's previous 1989 Board of Directors' Stock Option Plan (the "1989 Directors' Plan"). The 1989 Directors' Plan was terminated upon approval of the 1997 Directors' Plan by the Company's stockholders.

     Under the 1997 Directors' Plan, at March 31, 1999, 416,000 options were available for issuance. During 1999 and 1998, 48,000 and 36,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999, 1998 and 1997 option grants, respectively: expected volatility of 42.2%, 39.5% and 37.8%, risk-free interest rate of 5.52%, 6.12% and 6.42%, and expected life of 5.48, 5.35 and 5.35 years. The weighted average fair value of the stock options granted during 1999, 1998 and 1997 was $6.36, $8.68 and $8.68, respectively.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March
31, 1999:

                                                             Exercise
                                       Number                Price Per
                                       of Shares              Share
March 31, 1997
Outstanding, beginning of year . . .   352,000           $ 2.10 - $13.82
Granted. . . . . . . . . . . . . . .    32,000               19.25
Exercised. . . . . . . . . . . . . .   (98,000)            2.09 -  13.82
March 31, 1998
Outstanding, beginning of year . . .   286,000             2.09 -  19.25
Granted. . . . . . . . . . . . . . .    36,000               19.00
Exercised. . . . . . . . . . . . . .   (16,000)            2.09 -   2.14
March 31, 1999
Outstanding, beginning of year . . .   306,000             2.09 -  19.25
Granted. . . . . . . . . . . . . . .    48,000               13.50
Exercised. . . . . . . . . . . . . .   (40,000)            2.09 -   4.16
Outstanding, end of year . . . . . .   314,000           $ 2.09 - $19.25

     Options for 314,000, 306,000 and 286,000 shares were exercisable at March 31, 1999, 1998 and 1997, respectively.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes information about options outstanding and exercisable for the employee, CIC and Board of Directors stock option plans at March 31, 1999:

                                  Options Outstanding
                                                            Exercise
                  Weighted Average          Number           Price
                  Remaining Life-Years    Outstanding       Per Share
                       1.90               797,920        $ 1.83 - $ 2.14
                       2.50               909,200          2.20 -   3.30
                       4.33               780,039          3.48 -   6.31
                       8.45               824,860          6.32 -   8.50
                       5.63               954,049          8.56 -  13.32
                       5.92               603,638         13.50 -  15.25
                       8.12               805,461         15.63 -  15.63
                       9.12               898,425         15.94 -  15.94
                       6.96               914,628         16.63 -  22.00
                       7.43                35,300         22.87 -  23.25

                       5.91             7,523,520        $ 1.83 - $23.25


                  Number of Options          Weighted Average
                    Exercisable           Exercise Price Per Share
                    797,920                     $  1.92
                    909,200                        3.10
                    780,039                        6.06
                    202,660                        7.81
                    825,982                       12.04
                    467,763                       14.37
                    203,445                       15.63
                    549,237                       20.03
                     17,654                       23.25

                  4,753,900                     $  8.82


                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Employee Stock Purchase Plans

     In August 1998, the Company established the Airgas, Inc. 1998 Employee Stock Purchase Plan (the "1998 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 1998 Plan is authorized to issue up to 3 million shares of Common Stock. Effective January 1, 1999, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase Common Stock at 85% of the market value. Market value under the 1998 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees' enrollment date or the closing price on the last business day of a fiscal quarter, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The 1998 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The 1998 Plan replaces the previous 1994 Employee Stock Purchase Plan.

     The Company established the 1994 Employee Stock Purchase Plan (the "1994 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 1994 Plan is authorized to issue up to 2 million shares of Common Stock at terms generally consistent with the 1998 Plan. The Company issued 614 thousand shares, 451 thousand shares and 396 thousand shares under the 1994 Plan at an average purchase price of $9.30, $13.20 and $13.02 per share during 1999, 1998, and 1997, respectively. During fiscal 2000, the Company intends to terminate the 1994 Plan.

     Compensation expense under SFAS 123 is estimated for the fair value of the employees' option to purchase shares of common stock, which was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively: expected volatility of 46%, 38% and 38% risk-free interest rate of 4.8%, 5.8% and 6.2%, and expected term of 27 months for each period. The weighted average fair value of the purchase options granted in fiscal 1999, 1998 and 1997 was $4.79, $6.55 and $6.51, respectively.

(12) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's investments in unconsolidated affiliates totaled approximately $101 million at March 31, 1999, and $99 million at March 31, 1998. The Company's investments include a 47% joint venture interest in the voting capital stock of National Welders Supply Company, Inc. ("National Welders"). National Welders is a producer and distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina. The investment in National Welders totaled approximately $55 million and $52 million at March 31, 1999 and 1998, respectively. The Company's other investments in unconsolidated affiliates totaled approximately $46 million and $47 million at March 31, 1999 and 1998, respectively. The Company's other investments primarily consist of a 25.5% interest in Bhoruka Gases, Ltd. (India), a 51% interest in Superior Air Products, Ltd. (India), a 50% partnership interest in AC Industries (U.S.) (acquired in connection with the fiscal 1998 acquisition of CIC), and other investments.

     On December 31, 1998, the Company completed the divestiture of its calcium carbide and carbon products operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In connection with the sale, the Company terminated its 55% partnership interest in the Elkem-American Carbide Company joint venture ("Elkem JV") which marketed calcium carbide throughout the United States.

                   AIRGAS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12) INVESTMENTS IN UNCONSOLIDATED AFFILIATES - (Continued)

    The Company accounts for investments in unconsolidated affiliates by the equity method of accounting. The Company's share of earnings from all unconsolidated affiliates was $7.9 million, $4.4 million and $2.3 million for the years ended March
31, 1999, 1998 and 1997, respectively. Equity in earnings from the Elkem JV of $.9 million, $1.5 million and $1.4 million in 1999, 1998, and 1997 are included in Gas Operations' net sales. Taxes relating to the earnings of partnership interests included in the equity earnings of unconsolidated affiliates are provided for in consolidated income taxes. The investments in unconsolidated affiliates include goodwill of approximately $30 million as of March 31, 1999 which is being amortized to earnings over 40 years.

     A summary of financial information for investments in unconsolidated affiliates for the years ended March 31, 1999 and 1998 were as follows:


                                             March 31,
(In thousands)                          1999          1998
Current assets                        $ 47,221     $ 55,177
Non-current assets                     138,344      147,281
    Total assets                      $185,565     $202,458

Current liabilities                   $ 27,557     $ 32,036
Non-current liabilities                 86,066       92,864
Mandatory redeemable preferred stock    57,577       57,577
Stockholders' equity                    14,365       19,981
    Total liabilities and
        Stockholders' equity          $185,565     $202,458



                                              Years Ended March 31,
(In thousands)                          1999          1998          1997
Net sales                             $200,017      $188,640      $134,972
Cost of sales                          137,406       113,793        95,334
Gross profit                            62,611        74,847        39,638

Operating income                        16,995        20,243         7,742

Earnings before taxes                   17,266        14,493         8,691

Net earnings                            13,463        11,339         6,243

Preferred stock dividends
  and equity adjustments                (5,553)       (6,937)       (3,929)
Equity in earnings of Elkem JV            (868)       (1,471)       (1,356)

Equity in earnings of
  unconsoliated affiliates            $  7,042      $  2,931       $   958

                              F-29

                   AIRGAS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13) INTEREST EXPENSE, NET


     Interest expense, net, consists of:


                                             Years Ended March 31,
 (In thousands)                          1999        1998        1997
Interest expense. . . . . . . . . . .  $62,588     $55,403     $41,777
Interest and finance charge income. .   (2,290)     (2,113)     (2,025)

                                       $60,298     $53,290     $39,752

(14) INCOME TAXES


     Pre-tax earnings (losses) were derived from the following sources:


                                             Years Ended March 31,
(In thousands)                           1999        1998        1997
United States. . . . . . . . . . . . . $83,548     $71,810     $44,199
Foreign. . . . . . . . . . . . . . . .   2,813      (1,281)        147

                                       $86,361     $70,529     $44,346


    Income tax expense consists of:


                                             Years Ended March 31,
(In thousands)                           1999        1998        1997
Current:
   Federal. . . . . . . . . . . . . .  $15,220     $16,025     $17,337
   Foreign. . . . . . . . . . . . . .      599         385       1,224
   State. . . . . . . . . . . . . . .    2,573       2,930       2,689
                                        18,392      19,340      21,250
Deferred:
   Federal. . . . . . . . . . . . . .   13,870      10,748      (1,483)
   Foreign. . . . . . . . . . . . . .      446        (260)        634
   State. . . . . . . . . . . . . . .    1,729         161         679
                                        16,045      10,649        (170)
                                       $34,437     $29,989     $21,080

                   AIRGAS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) INCOME TAXES - (Continued)

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:


                                                        Years Ended March 31,
                                                    1999        1998        1997
Taxes at U.S. federal statutory rate. . . . . . .   35.0%       35.0%       35.0%
Increase in income taxes resulting from:
  State income taxes, net of federal benefit. . .    2.3%        3.4%        3.2%
  Amortization of non-deductible goodwill . . . .    4.6%        3.6%        2.6%
  Special charges (Note 3). . . . . . . . . . . .     --         0.7%        3.7%
  Divestitures. . . . . . . . . . . . . . . . . .    0.4%        0.6%        1.7%
  Equity accounting for unconsolidated affiliates   (3.1%)      (1.6%)       0.7%
  Other, net. . . . . . . . . . . . . . . . . . .    0.7%        0.8%        0.6%

                                                    39.9%       42.5%       47.5%

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax asset and deferred tax liability were as follows:

                                                     March 31,
(In thousands)                                  1999           1998
Deferred Tax Assets:
  Inventories . . . . . . . . . . . . . . .   $  4,720       $  2,455
  Accounts receivable . . . . . . . . . . .        414          1,928
  Deferred rental income. . . . . . . . . .        481            401
  Insurance reserves. . . . . . . . . . . .      3,245          2,889
  Special charges (Note 3). . . . . . . . .      3,790          3,933
  Divestiture of non-core businesses. . . .        705          2,621
  Other reserves. . . . . . . . . . . . . .      2,238          3,468
  Intangible assets . . . . . . . . . . . .      1,382            842
  Other . . . . . . . . . . . . . . . . . .      6,760          6,472
  Valuation allowance . . . . . . . . . . .     (1,672)        (1,329)
                                                22,063         23,680
Deferred Tax Liabilities:
  Property and equipment. . . . . . . . . .   (139,329)      (129,009)
  Other . . . . . . . . . . . . . . . . . .    (17,860)        (9,075)
                                              (157,189)      (138,084)

Net deferred tax liability. . . . . . . . .  $(135,126)     $(114,404)

                              F-31

                   AIRGAS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) INCOME TAXES - (Continued)

     Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets at as follows:

                                                   March 31,
(In thousands)                                1999           1998
Current deferred tax assets, net. . . .   $   7,549       $   6,952
Non-current deferred tax liability, net    (142,675)       (121,356)

Net deferred tax liability. . . . . . .   $(135,126)      $(114,404)


     The Company has recorded tax benefits amounting to $1.6 million, $3.8 million and $4.2 million in 1999, 1998 and 1997, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 1999. Valuation allowances primarily relate to state tax net operating loss carry-forwards.

     The Internal Revenue Service is currently conducting an examination of the Company's federal income tax return for the fiscal years ended March 31, 1998, 1997 and 1996. Management believes that the results of this examination will not have a material effect on the Company's earnings, financial condition or liquidity.

(15) BENEFIT PLANS

     The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for fiscal 1999, 1998 and 1997 were $4.7 million, $6.4 million and $5.9 million, respectively.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 (15) BENEFIT PLANS - (Continued)

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial condition, results of operations or liquidity. Amounts expensed under the pension plans for fiscal 1999, 1998 and 1997 were $611 thousand, $660 thousand and $751 thousand, respectively.

(16) RELATED PARTIES

     During the years ended March 31, 1999, 1998 and 1997, National Welders, an unconsolidated affiliate, paid $818 thousand, $1.2 million and $1.1 million, respectively, to the Elkem JV for the purchase of calcium carbide. National Welders also paid $1.4 million, $1.7 million and $574 thousand to the Company for other gas and hardgoods purchases in fiscal 1999, 1998 and 1997, respectively. In addition, National Welders had gas and hardgoods sales to the Company of $552 thousand, $390 thousand and $121 thousand in fiscal 1999, 1998 and 1997, respectively.

     The Company paid $8.4 million and $5.9 million to AC Industries, an unconsolidated affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 1999 and 1998, respectively. In addition, the Company had a net payable balance to AC Industries totaling $1.3 million and $1.2 million, at March 31, 1999 and 1998, respectively.

(17) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 1999, 1998 and 1997, amounted to $35.4 million, $30.4 million and $24.0 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired.

      The Company has entered into certain operating leases for real estate with a trust established by a commercial bank. The trust holds title to the properties and leases the properties to the Company. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At the expiration of the leases in September 1999, the Company has the option to purchase the real properties at fair value, assist in the sale of the properties to a third party or renew the leases. At March 31, 1999, the Company's residual value guarantee was approximately $10.6 million related to the leased facilities.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) LEASES - (Continued)

     At March 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:


(In thousands)
       2000 . . . . . . . . . . . .  $ 28,630
       2001 . . . . . . . . . . . .    23,100
       2002 . . . . . . . . . . . .    18,650
       2003 . . . . . . . . . . . .    15,619
       2004 . . . . . . . . . . . .     9,924
       Thereafter . . . . . . . . .    23,489

                                     $119,412

(18) COMMITMENTS AND CONTINGENCIES

(a)  Legal

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortuous interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders by the Company in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortuous interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10,000, punitive damages and other unspecified relief. The Company believes that Praxair's claims are without merit and intends to defend vigorously against such claims.

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

     The Company is involved in various legal and regulatory proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18) COMMITMENTS AND CONTINGENCIES - (Continued)

(b)  Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retentions of $500 thousand per occurrence. Losses are accrued based upon the Company's estimates, developed with third party insurance adjusters, of the aggregate liability for claims incurred, claims incurred but not reported and based on Company experience. The Company has established insurance reserves that management believes are adequate.

(19) SUPPLEMENTAL CASH FLOW INFORMATION


     Cash paid for interest expense and income taxes was as follows:


                                      Years Ended March 31,
(In thousands)                     1999        1998        1997
Interest                         $63,316     $51,910     $38,993

Income taxes (net of refunds)     10,452      15,099      13,254



     Significant non-cash transactions were as follows:


                                      Years Ended March 31,
 (In thousands)                    1999        1998        1997
Acquisition related
  transactions (also see Note 2):

 Debt assumed                    $  553      $ 5,486     $ 1,536
 Liabilities assumed             15,475       49,407      29,733
 Debt issued                      2,361       17,781      30,104
 Common stock issued                 --       55,608      78,671

Capital lease additions              --          461         567

Capitalized interest                271        1,200         622


     The Company capitalized interest in connection with the construction of two air separation plants during 1998 and 1997.

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) MINORITY INTEREST IN SUBSIDIARIES

     Minority interests in subsidiaries represent the minority shareholders' proportionate share of the equity and the results of operations of the domestic and foreign subsidiaries. The Company sold minority interests in its domestic subsidiaries to employees based on the estimated fair market value of the subsidiary shares. These sales of subsidiary shares were accounted for as capital transactions and, therefore, no gain or loss was recorded.

    In December 1997, the Board of Directors approved a Mandatory Exchange in accordance with the exchange rights agreements between the Company and the domestic minority shareholders. The number of shares issued from treasury stock was determined based upon the valuation of the minority interest and the price of the Company's Common Stock as of February 28, 1998. The market price on February 28, 1998, was $17.94 per share. The Mandatory Exchange required that all domestic minority shareholders exchange their minority interests for an aggregate of 707 thousand shares of Common Stock. The acquisition of these minority interests under the Mandatory Exchange was recorded using the purchase method of accounting.

     On December 31, 1996, in connection with optional exchanges, certain domestic minority shareholders elected to exchange their minority interests for an aggregate of 77 thousand newly issued shares of Common Stock. The acquisition of the minority interests was recorded using the purchase method of accounting.

(21) SUMMARY BY BUSINESS SEGMENT

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), was adopted by the Company beginning with this annual report. SFAS 131 requires the disclosure of segment information on the same basis used by management for evaluating segment performance and allocating resources. The Company has redefined its operating segments based on the new management structure established under the "Repositioning Airgas For Growth" initiative. The Company has aggregated its operations, based on products and services, into two reportable segments, Distribution and Gas Operations. Comparative fiscal 1998 and 1997 information has been reclassified to conform to the current presentation.

     The Distribution segment accounts for 90% of consolidated sales and reflects the integration of the traditional gas distribution companies and the safety products and industrial tool and supplies distribution companies. These companies have been combined to reflect management's approach to evaluating performance and allocating resources as the Company continues to develop its centralized purchasing, shared distribution facilities and multi-channel marketing initiatives begun under the Repositioning Plan. The Distribution segment's principal products and services are packaged gases, equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from compressed gas cylinders, cryogenic liquid containers and bulk storage tanks rented to customers and through welding equipment rentals. Hardgoods consist of welding supplies, equipment, safety products, and industrial tools and supplies.

     The segment entitled Gas Operations consists of certain domestic operating companies, principally dry ice and carbon dioxide, and the Company's foreign operations. These companies, which do not meet the criteria of SFAS 131, were formally reported under the "Manufacturing segment." The products and services of this segment consist of the production of dry ice and liquid carbon dioxide, the operation of

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) SUMMARY BY BUSINESS SEGMENT - (Continued)

specialty gas laboratories and the manufacture of nitrous oxide.
In addition, until the December 1998 divestiture, Gas Operations also manufactured calcium carbide and carbon products.

     The Company's operations are principally in North America.
The Company's customer base is diverse and sales are not dependent on a single or small group of customers.

     In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Exceptions are as follows: Corporate operating results are allocated to each segment pro rata based on sales dollars; Corporate assets have been allocated to the Distribution segment; intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation; and special charges are not allocated to the business segments.

(In thousands)                               Distribution     Gas Operations     Combined
1999
Gas and rent                                 $  569,406       $  128,740         $  698,146
Hardgoods                                       836,778            4,227            841,005
Other                                                --           22,067             22,067
     Total net sales                          1,406,184          155,034          1,561,218

Intersegment sales                                   --           14,656             14,656

Gross profit                                    637,616           85,547            723,163
Gross profit margin                                45.3%            55.2%              46.3%

Depreciation and amortization expense            74,958           12,968             87,926

Operating income, excluding special charges      98,447           13,549            111,996

Interest expense                                 49,995           12,593             62,588
Interest income                                   1,339              951              2,290

Equity earnings of unconsolidated affiliates      4,525            2,517              7,042

Earnings before income taxes,
  excluding special charges                      53,455           31,906             85,361

EBITDA, excluding special charges (1)           173,405           26,517            199,922
EBITDA margin                                      12.3%            17.1%              12.8%

Assets                                        1,451,792          246,680          1,698,472
Investment in equity method investees            57,680           43,154            100,834
Capital expenditures, excluding acquisitions     86,114           15,524            101,638

Other significant non-cash transactions:
Acquisitions                                      6,762           11,627             18,389
Capitalized interest                                271               --                271


 (1) EBITDA - Operating income, excluding special charges, plus depreciation and amortization, is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

                                  F-37

                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)
                                             Distribution     Gas Operations     Combined
1998
Gas and rent                                 $   531,166      $   91,315         $  622,481
Hardgoods                                        790,792           1,649            792,441
Other                                                 --          33,068             33,068
     Total net sales                           1,321,958         126,032          1,447,990

Intersegment sales                                    --           9,494              9,494

Gross profit                                     605,240          63,212            668,452
Gross profit margin                                 45.8%           50.2%              46.2%

Depreciation and amortization expense             67,418           9,252             76,670

Operating income, excluding special charges      111,472          12,426            123,898

Interest expense                                  45,081          10,322             55,403
Interest income                                    1,460             653              2,113

Equity earnings of unconsolidated affiliates       1,581           1,350              2,931

Earnings before income taxes,
  excluding special charges                       69,525           5,954             75,479

EBITDA, excluding special charges (1)            178,890          21,678            200,568
EBITDA margin                                       13.5%           17.2%              13.9%

Assets                                         1,396,906         244,568          1,641,474
Investment in equity method investees             52,918          45,604             98,522
Capital expenditures, excluding acquisitions      79,741          44,984            124,725

Other significant non-cash transactions:
Acquisitions                                      78,137          50,606            128,743
Capitalized interest                                  --           1,200              1,200


(1) EBITDA - Operating income, excluding special charges, plus depreciation and amortization, is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.


                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                               Distribution     Gas Operations     Combined
1997
Gas and rent                                 $  492,337       $   27,944         $  520,281
Hardgoods                                       606,434              461            606,895
Other                                                --           31,718             31,718
     Total net sales                          1,098,771           60,123          1,158,894

Intersegment sales                                   --            6,528              6,528

Gross profit                                    522,758           24,753            547,511
Gross profit margin                                47.6%            41.2%              47.2%

Depreciation and amortization expense            59,542            2,949             62,491

Operating income, excluding special charges     103,376           10,334            113,710

Interest expense                                 39,143            2,634             41,777
Interest income                                   1,640              385              2,025

Equity earnings of unconsolidated affiliates        935               23                958

Earnings before income taxes,
  excluding special charges                      66,349            9,422             75,771

EBITDA, excluding special charges (1)           163,213           12,988            176,201
EBITDA margin                                      14.9%            21.6%              15.2%

Assets                                        1,192,630           98,401          1,291,031
Investment in equity method investees            49,591           15,401             64,992
Capital expenditures, excluding acquisitions     69,356            5,002             74,358

Other significant non-cash transactions:
Acquisitions                                    140,485              126            140,611
Capitalized interest                                 --              622                622


(1) EBITDA - Operating income, excluding special charges, plus depreciation and amortization, is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.


                  AIRGAS, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) SUMMARY BY BUSINESS SEGMENT - (Continued)

     A reconciliation of the combined operating segments to the applicable line items on the consolidated financial statements follows:


                                     Years Ended March 31,
(In thousands)                   1999        1998        1997
Segment operating income       $ 111,996   $ 123,898   $ 113,710
Special charges                    1,000      (4,950)    (31,425)
Operating income               $ 112,996   $ 118,948   $  82,285

Segment earnings before
 income taxes                  $  85,361   $  75,479   $  75,771
Special charges                    1,000      (4,950)    (31,425)
Earnings before income taxes   $  86,361   $  70,529   $  44,346


(22) SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of 1999 and 1998:

(In thousands, except per share amounts) First       Second        Third        Fourth
1999
Net sales. . . . . . . . . . . . . .  $400,773     $396,592      $380,323     $383,530
Operating income . . . . . . . . . .    33,429       31,791        25,173       22,603
Net earnings . . . . . . . . . . . .    11,275       10,480        22,088        8,081
Basic earnings per share (a),(b) . .  $    .16     $    .15      $    .32     $    .12
Diluted earnings per share (a),(b) .  $    .16     $    .15      $    .31     $    .11

1998
Net sales. . . . . . . . . . . . . .  $331,412     $360,356      $367,810     $388,412
Operating income . . . . . . . . . .    33,500       47,500        32,702        5,246
Net earnings (loss). . . . . . . . .    12,226       21,675        11,826       (5,187)
Basic earnings (loss)
 per share (a),(c) . . . . . . . . .  $    .18     $    .32      $    .17     $   (.07)
Diluted earnings (loss)
 per share (a),(c) . . . . . . . . .  $    .18     $    .31      $    .17     $   (.07)

(a) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

                              F-40

(b) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1999 include: (1) a $570 thousand after-tax adjustment related to the first quarter divestiture of two non-core businesses, (2) a $14.1 million after-tax non-recurring gain, or $.20 per diluted share, related to the third quarter divestiture of its calcium carbide and carbon products operations, (3) a fourth quarter $922 thousand after-tax non-recurring gain, or $.01 per diluted share, from a settlement of certain matters related to the December 1998 divestiture of the Company's calcium carbide and carbon products operations, and
  (4) a $1.8 million non-recurring gain, or $.03 per diluted share, from insurance proceeds recorded by an equity affiliate in the third quarter.

(c) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1998 include:
  (1) a second quarter after-tax non-recurring gain of $9.4 million, or $.13 per diluted share, from the partial recovery of refrigerant losses, (2) a $980 thousand after-tax non-recurring gain, or $.01 per diluted share, related to the second quarter divestiture of a non-core business, and (3) fourth quarter after-tax special charges of $12.4 million, or $.17 per diluted share, related to the Company's Repositioning
  Plan, offset by a net gain related to an acquisition break-up fee.


                                SCHEDULE II

                       AIRGAS, INC. AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended March 31, 1999, 1998 and 1997
                         (In thousands of dollars)

                                   Column A        Column B        Column C        Column D        Column E
                                                          Additions
                                                   ------------------------
                                                                   Charged
                                   Balance at      Charged to      (Credited)                      Balance
                                   Beginning       Costs and       to Other                        at End of
Description                        of Period       Expenses        Accounts        Deductions       Period
1999
 Accounts receivable -- allowance
  for doubtful accounts. . . . . . $ 5,676         $ 5,850         $1,071 (1)      $  (6,505) (2)  $  6,092
 Inventory reserves. . . . . . . .   8,354              --             14             (2,161)         6,207
 Insurance reserves. . . . . . . .   7,248          36,155            245            (34,064) (3)     9,584
 Restructuring reserves. . . . . .  10,429              --             --             (5,342)         5,087
 Deferred tax valuation allowance    1,329             343             --                 --          1,672

1998
 Accounts receivable -- allowance
  for doubtful accounts. . . . . . $ 4,443         $ 5,311         $ 1,418 (1)     $  (5,496) (2)  $  5,676
 Inventory reserves. . . . . . . .   7,633            (188)            909                --          8,354
 Insurance reserves. . . . . . . .   5,224          33,217            (802)          (30,391) (3)     7,248
 Restructuring reserves. . . . . .      --          11,006              --              (577)        10,429
 Deferred tax valuation allowance      491             838              --                --          1,329

1997
 Accounts receivable -- allowance
  for doubtful accounts. . . . . . $ 3,396         $ 3,860         $  1,081 (1)    $  (3,894) (2)  $  4,443
 Inventory reserves. . . . . . . .   4,874             298            2,461               --          7,633
 Insurance reserves. . . . . . . .   5,297          27,821           (1,750)         (26,144) (3)     5,224
 Deferred tax valuation allowance       --             491               --               --            491

(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)  Write-off of uncollectible accounts.

(3)  Payments of insurance premiums and claim settlements.
