Form 10-Q
period 1999-06-30
AIRGAS INC
filed 1999-08-11
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1999

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






Common Stock outstanding at August 4, 1999:  70,776,008 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                               June 30, 1999

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Statements of Earnings
     for the Three Months Ended June 30, 1999 and 1998 (Unaudited)...........3

     Consolidated Balance Sheets
     as of June 30, 1999 (Unaudited) and March 31,1999.......................4

     Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 1999 and 1998 (Unaudited)...........5

     Notes to Consolidated Financial Statements (Unaudited)..................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................25

Item 6.  Exhibits and Reports on Form 8-K...................................26

SIGNATURES .................................................................27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)
                                        Three Months Ended    Three Months Ended
                                           June 30, 1999        June 30, 1998
Net sales
 Distribution                              $  345,967           $  360,553
 Gas Operations                                33,526               40,220
  Total net sales                             379,493              400,773

Costs and expenses
 Cost of products sold (excluding
  depreciation and amortization)
    Distribution                              188,432              197,351
    Gas Operations                             12,835               19,752
 Selling, distribution and
  administrative expenses                     126,961              129,644
 Depreciation and amortization                 22,166               21,597
 Special charge                                    --               (1,000)
  Total costs and expenses                    350,394              367,344

Operating income
 Distribution                                  26,260               28,540
 Gas Operations                                 2,839                3,889
 Special charge                                    --                1,000
  Total operating income                       29,099               33,429

Interest expense, net                         (13,783)             (14,806)
Other income, net                                 222                  122
Equity in earnings of
 unconsolidated affiliates                      1,000                  754
  Earnings before income taxes and the
   cumulative effect of an accounting change   16,538               19,499
Income tax expense                              6,863                8,224
  Earnings before the cumulative effect of
   an accounting change                         9,675               11,275
Cumulative effect of an accounting
 change, net of taxes                            (590)                  --

Net earnings                                 $  9,085            $  11,275

Basic earnings per share:
   Earnings per share before the cumulative
    effect of an accounting change           $    .14            $     .16
   Cumulative effect per share of an
    accounting change                            (.01)                  --
   Net earnings per share                    $    .13            $     .16

Diluted earnings per share:
   Earnings per share before the cumulative
    effect of an accounting change           $    .14            $     .16
   Cumulative effect per share of an
    accounting change                            (.01)                  --
   Net earnings per share                    $    .13            $     .16

Weighted average shares outstanding:
 Basic                                         69,800               70,300

 Diluted                                       71,100               72,100

Comprehensive income                         $  9,234            $  11,290

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)
                                                    (Unaudited)
                                                      June 30,           March 31,
                                                        1999               1999
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $6,514 at June 30, 1999 and $6,092
 at March 31, 1999                                    $   195,825        $   195,708
Inventories, net                                          155,561            154,424
Deferred income tax asset                                   7,767              7,549
Prepaid expenses and other current assets                  19,508             21,161
        Total current assets                              378,661            378,842
Plant and equipment, at cost                            1,006,356            993,496
Less accumulated depreciation                            (290,080)          (275,637)
        Plant and equipment, net                          716,276            717,859
Goodwill, net of accumulated amortization of
 $58,319 at June 30, 1999 and $54,986 at
 March 31, 1999                                           423,959            428,349
Other non-current assets                                  170,130            173,422
        Total assets                                  $ 1,689,026        $ 1,698,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                               $    71,909        $    85,486
Accrued expenses and other current liabilities            104,407            108,295
Current portion of long-term debt                          20,602             19,645
        Total current liabilities                         196,918            213,426
Long-term debt                                            850,269            847,841
Deferred income taxes                                     144,571            142,675
Other non-current liabilities                              21,921             23,585
Commitments and contingencies                                  --                 --

Stockholders' Equity
 Preferred stock, no par value, 20,000 shares
  authorized, no shares issued or outstanding at
  June 30, 1999 and March 31, 1999, respectively               --                 --
 Common stock, par value $.01 per share, 200,000
  shares authorized, 72,383 and 72,024 shares issued
  at June 30, 1999 and March 31, 1999, respectively           724                720
 Capital in excess of par value                           193,074            190,175
 Retained earnings                                        298,175            289,090
 Accumulated other comprehensive loss                        (761)              (910)
 Treasury stock, 136 and 130 common shares at cost
  at June 30, 1999 and March 31, 1999, respectively        (1,531)            (1,129)
 Employee benefits trust, 1,451 and 826 common
  shares at cost at June 30, 1999 and March 31,
  1999, respectively                                      (14,334)            (7,001)
        Total stockholders' equity                        475,347            470,945
        Total liabilities and stockholders' equity    $ 1,689,026        $ 1,698,472

See accompanying notes to consolidated financial statements.


                         AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                    Three Months Ended    Three Months Ended
                                                       June 30, 1999         June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $   9,085             $   11,275
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                           22,166                 21,597
  Deferred income taxes                                    3,375                  2,714
  Equity in earnings of unconsolidated affiliates         (1,000)                (1,078)
  Gain on sales of plant and equipment                       (59)                   (45)
  Minority interest in earnings                              (65)                    66
  Stock issued for employee benefit plans                  1,282                  1,602
  Other non-cash charges                                   1,027                 (1,000)
Changes in assets and liabilities, excluding effects
 of business acquisitions and divestitures:
  Trade receivables, net                                    (117)                (9,419)
  Inventories, net                                        (1,137)                (9,587)
  Prepaid expenses and other current assets                1,436                  2,773
  Accounts payable, trade                                (13,577)                 1,195
  Accrued expenses and other current liabilities             503                  3,504
  Other assets and liabilities, net                       (2,774)                (2,904)
   Net cash provided by operating activities              20,145                 20,693
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (14,421)               (21,648)
  Proceeds from sale of plant and equipment                  458                    427
  Proceeds from divestitures                                  --                 10,463
  Business acquisitions, net of cash acquired                 --                (17,644)
  Business acquisitions, holdback settlements               (250)                   (86)
  Investment in unconsolidated affiliates                    (30)                   (59)
  Dividends from unconsolidated affiliates                   880                  1,003
  Other, net                                                  88                    428
   Net cash used by investing activities                 (13,275)               (27,116)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                47,158                 90,159
  Repayment of debt                                      (43,773)               (70,239)
  Purchase of treasury stock                              (8,608)                    --
  Exercise of stock options                                  665                    278
  Cash overdraft                                          (2,312)               (13,775)
   Net cash provided (used) by financing activities       (6,870)                 6,423

CASH INCREASE (DECREASE)                               $      --             $       --
  Cash - beginning of period                                  --                     --
  Cash - end of period                                 $      --             $       --

Cash paid during the period for:
  Interest                                             $  10,847             $   10,224
  Income taxes (net of refunds)                        $     633             $       --

See accompanying notes to consolidated financial statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

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

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the fiscal year ended March 31, 1999.

  The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures, special charges and the accounting change which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

  Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.


(2)   ACCOUNTING CHANGE

  The Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), as required, in the first quarter of fiscal year 2000 resulting in a charge to net earnings of $590 thousand, or $.01 per diluted share. In accordance with SOP 98-5, the charge has been reflected on a separate line entitled "Cumulative effect of an accounting change, net of taxes", on the consolidated statement of earnings. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units constructed during fiscal 1998 and 1999.


(3)   ACQUISITIONS AND DIVESTITURES

  Subsequent to June 30, 1999, the Company acquired three distributors of industrial gas and related equipment with aggregate annual sales of approximately $24 million.

  On August 4, 1999, the Company completed the divestiture of its operations in Poland and Thailand to Linde AG. After-tax cash proceeds from the sale were approximately $38 million. The Company expects to record a net gain on the sale of approximately $7 million, or $.10 per diluted share, in the second quarter of fiscal 2000. The businesses had combined net sales of $5.6 million and $5.3 million and operating losses of $521 thousand and $277 thousand in the quarters ended June 30, 1999 and June 30, 1998, respectively.

  The Company divested two non-core businesses during the quarter ended June 30, 1998. The consideration for the sales of the businesses included the assumption of certain liabilities and cash proceeds of approximately

                    AIRGAS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

$10.5 million. The businesses had combined net sales in the quarter ended June 30, 1998 of $4.6 million. Divestiture reserves, which were established during the fourth quarter of fiscal 1998, were adjusted by $1 million ($570 thousand after-tax) to reflect differences between original estimates and the completed divestitures (see "Restructuring reserves" in the table in Note 7).


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

  The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the quarters ended June 30, 1999 and 1998:

                                                       June 30,
(In  thousands)                                     1999      1998
Weighted average common shares outstanding:
 Basic.........................................     69,800    70,300
 Stock options.................................      1,200     1,800
 Contingently issuable shares..................        100        --
 Diluted.......................................     71,100    72,100


(5)   INVENTORIES

      Inventories consist of:

     (In thousands)
                                         June 30,         March 31,
                                          1999              1999
 Finished goods FIFO                     $ 136,883        $ 135,708
 Finished goods LIFO                        26,010           25,652
 Raw materials                                 865              853
 LIFO reserve                               (1,521)          (1,582)
 Obsolescence reserve                       (6,676)          (6,207)

                                         $ 155,561        $ 154,424

                       AIRGAS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)


(6)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:

     (In thousands)
                                                 June 30,         March 31,
                                                  1999              1999
    Investment in unconsolidated affiliates      $  100,596       $  100,834
    Non-compete agreements and other intangible
     assets, at cost, net of accumulated
     amortization of $88.5 million  at June 30,
     1999 and $85.5 million at March 31, 1999        52,791           55,894
    Other assets                                     16,743           16,694

                                                 $  170,130       $  173,422


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

     (In thousands)
                                                 June 30,         March 31,
                                                  1999              1999
     Cash overdraft                              $   14,647       $   16,959
     Restructuring reserves                           5,048            5,087
     Insurance payable and related reserves          10,073            9,584
     Customer cylinder deposits                       8,278            8,233
     Accrued interest                                11,618            8,190
     Other accrued expenses and
      current liabilities                            54,743           60,242

                                                 $  104,407       $  108,295

The cash overdraft is attributable to the float of the Company's outstanding checks.

                       AIRGAS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

(8)  STOCKHOLDERS' EQUITY

     Changes in stockholders' equity were as follows:

     (In thousands of shares)                                             Employee
                                      Shares of Common      Treasury      Benefits
                                     Stock $.01 Par Value     Stock        Trust
     Balance--April 1, 1999                72,024             130            826
     Common stock issuance (a)                359              --             --
     Purchase of treasury stock                --             679             --
     Reissuance of treasury stock (b)          --             (48)            --
     Sale of treasury stock to Trust (c)       --            (625)           625

     Balance--June 30, 1999                72,383             136          1,451


(In thousands of dollars)                                         Accumulated
                                        Capital in                   Other                  Employee   Compre-
                               Common   Excess of    Retained    Comprehensive   Treasury   Benefits   hensive
                               Stock    Par Value    Earnings        Loss         Stock       Trust    Income
Balance--April 1, 1999         $720     $190,175     $289,090       $(910)       $(1,129)   $(7,001)   $    --
Net earnings                     --           --        9,085          --             --         --      9,085
Common stock issuance (a)         4        1,808           --          --             --         --         --
Foreign currency
  translation adjustments        --           --           --         149             --         --        149
Purchase of treasury stock       --           --           --          --         (7,480)        --         --
Reissuance of
 treasury stock (b)              --         (247)          --          --            424         --         --
Sale of treasury stock
 to Trust (c)                    --          679           --          --          6,654     (7,333)        --
Tax benefit from stock
 option exercises                --          659           --          --             --         --         --

Balance--June 30,1999          $724     $193,074     $298,175       $(761)       $(1,531)  $(14,334)    $9,234

(a)  Issuance of common stock for stock option exercises and for the Company's Employee Stock Purchase Plan.
(b)  Reissuance of common stock in connection with stock option exercises.
(c)  Sale of common stock from treasury to the Employee Benefits Trust.

                       AIRGAS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

(9)   COMMITMENTS AND CONTINGENCIES

(a)   Litigation

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

  On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleged breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. On July 1, 1999, after a two-week trial, a jury found in favor of the defendant. Neither side was awarded any monetary damages. The Company elected not to appeal the decision.

  The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

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

                       AIRGAS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)


(10)   SUMMARY BY BUSINESS SEGMENT

  Information related to the Company's operations by business segment for the quarters ended June 30, 1999 and 1998 are as follows:

(In thousands)                                         Gas
                                    Distribution    Operations    Combined
June 30, 1999
Gas and rent                        $  142,780      $   32,526    $  175,306
Hardgoods                              203,187           1,000       204,187
  Total net sales                      345,967          33,526       379,493

Intersegment sales                          --           8,659         8,659

Gross profit                           157,535          20,691       178,226
Gross profit margin                      45.5%           61.7%         47.0%

Operating income                        26,260           2,839        29,099

Earnings before income taxes and
 cumulative effect of an accounting
 change                                 15,680             858        16,538

EBITDA (1)                              45,102           6,163        51,265
EBITDA margin                            13.0%           18.4%         13.5%

Assets                               1,443,901         245,125     1,689,026



                       AIRGAS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)


(10)  SUMMARY BY BUSINESS SEGMENT - (Continued)


(In thousands)                                         Gas
                                    Distribution    Operations    Combined
June 30, 1998
Gas and rent                        $  142,492      $   32,802    $  175,294
Hardgoods                              218,061             306       218,367
Other                                       --           7,112         7,112
  Total net sales                      360,553          40,220       400,773

Intersegment sales                          --           5,157         5,157

Gross profit                           163,202          20,468       183,670
Gross profit margin                      45.3%           50.9%         45.8%

Operating income, excluding
 special charges                        28,540           3,889        32,429

Earnings before income taxes,
 excluding special charges              16,654           1,845        18,499

EBITDA, excluding special charges (1)   47,094           6,932        54,026
EBITDA margin                            13.1%           17.2%         13.5%

Assets                               1,412,392         251,974     1,664,366



  A reconciliation of the combined operating segments to the applicable line items on the consolidated financial statements for the quarter ended June 30, 1998 follows:

(In thousands)                 Quarter Ended June 30, 1998

Segment operating income               $  32,429
Special charge                             1,000
Operating income                       $  33,429

Segment earnings before income taxes   $  18,499
Special charge                             1,000
Earnings before income taxes           $  19,499

(1) EBITDA - Operating income, excluding special charges, plus depreciation and amortization, is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

Item 2.
                       AIRGAS, INC. AND SUBSIDIARIES
                    MANAGMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 5% in the quarter ended June 30, 1999 ("current quarter") compared to the quarter ended June 30, 1998 ("prior year quarter").

                        Three Months Ended
(In thousands)                June 30,
Net Sales               1999        1998        (Decrease)
Distribution            $345,967    $360,553    $(14,586)
Gas Operations            33,526      40,220      (6,694)
                        $379,493    $400,773    $(21,280)

  The Distribution segment's principal products and services include: industrial gases, equipment rental and hardgoods. Industrial gases consist of packaged and small bulk gases. Rental fees are charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales decreased $14.6 million (-4%) primarily as a result of a decline in same-store hardgoods sales. Sales of $6 million from the acquisition of eleven distributors since April 1, 1998 were offset by the divestiture of three businesses during fiscal 1999 which had sales of $6.3 million in the prior year quarter. The decrease in Distribution same-store sales of $14.3 million (-4%) resulted from lower sales of hardgoods of $16.5 million (-7.5%), offset by gas and rent sales growth of $2.2 million (1.5%). Hardgoods sales were negatively impacted in the current quarter by the continued slowness in certain manufacturing and industrial sectors including: metal fabrication, petro-chemical, agriculture, pulp and paper, mining and shipbuilding. Gas and rent sales growth were attributable to the Company's focus on national and regional accounts, expansion of its rental welder fleet, and strategic product sales, particularly sales related to refrigerants and medical gases.

  Gas Operations' sales primarily include dry ice and carbon dioxide which are primarily used for cooling and beverage applications. The demand for these products is greatest in the summer months. In addition, the segment includes the Company's foreign operations and businesses that produce and distribute specialty gases and nitrous oxide. Until the divestiture in December 1998, the segment also included sales of calcium carbide and carbon products ("calcium carbide and carbon operations"). Sales decreased $6.7 million in the current quarter as a result of the divestiture of the calcium carbide and carbon operations which had approximately $8 million in sales in the prior year quarter, $2.2 million of spot sales of specialty gases in the prior year quarter, partially offset by sales of $3.5 million resulting from four dry ice acquisitions completed since April 1, 1998.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  The Company estimates same-store sales based on a comparison of current period sales to the prior period's sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, competition from other companies, the Company's ability to implement price increases, and the Company's ability to sell additional products and services to existing and new customers.

Gross Profits

Gross profits decreased 3% during the current quarter compared to the prior year quarter.

                        Three Months Ended
(In thousands)                June 30,           Increase
Gross Profits           1999        1998        (Decrease)
Distribution            $157,535    $163,202    $ (5,667)
Gas Operations            20,691      20,468         223
                        $178,226    $183,670    $ (5,444)

  The decrease in Distribution gross profits of $5.7 million (-3.5%) resulted from the divestiture of three businesses during fiscal 1999 which had gross profits of $3.1 million in the prior year quarter and from a same-store gross profit decline of $5 million (-3.1%). Offsetting the gross profit declines were gross profits of $2.4 million from the acquisition of eleven distributors since April 1, 1998. Declines in same-store gross profits consisted of decreases in hardgoods of $6.1 million (-10.3%), partially offset by gas and rent gross profit growth of $1.1 million
(1.1%). The decrease in hardgoods same-store gross profits resulted primarily from the continued slowness in certain manufacturing and industrial sectors and from price concessions in certain regions to retain customers in response to competition. The increase in gas and rental same-store gross profits resulted primarily from increased rental revenue from an expanded rental welder fleet and from increases in gas storage containers. Overall, the gross margin of 45.5% in the current quarter increased 20 basis points from 45.3% in the prior year quarter as a result of a shift in sales mix more heavily weighted towards higher margin gas and rental revenues.

  The increase in Gas Operations gross profits of $223 thousand resulted primarily from four dry ice acquisitions completed since April 1, 1998, offset by the divestiture of the calcium carbide and carbon operations in the prior year quarter. Gas Operations' gross margin increased to 62% in the current quarter compared to 51% in the prior year quarter as a result of the divestiture of the calcium carbide and carbon operations which had lower margins and from the acquisition of higher margin dry ice businesses. Gross margin in the prior year quarter, excluding calcium carbide and carbon operations, was 56%. In the current quarter, liquid carbon dioxide volume gains were essentially offset by lower pricing.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Expenses

  Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling and general administrative expenses. Operating expenses decreased $2.7 million (-2%) compared to the prior year quarter primarily resulting from the Company's cost reduction program initiated during the third and fourth quarters of fiscal 1999. In response to the slowing economy, the Company believes its cost improvement program has reduced operating expenses by approximately $12 - $15 million on an annual basis. The cost improvements have impacted many areas of the Company's expense structure, including headcount reductions, administrative cost reductions from the consolidation of back office functions and from the closure of certain branch locations. As a percentage of net sales, operating expenses increased 110 basis points to 33.5% compared to the prior year quarter.

  Depreciation and amortization totaled $22.2 million or 5.8% of net sales in the current quarter and increased $600 thousand compared to the prior year quarter primarily as a result of business acquisitions and capital projects completed since April 1, 1998. For the Distribution and Gas Operations segments, depreciation and amortization expense relative to sales was 5.4% and 9.9% for the current quarter, compared to 5.1% and 7.6% in the prior year quarter, respectively. The increase in the Gas Operations' percentage relative to sales resulted from the sale of the calcium carbide and carbon operations in the prior period which had a lower ratio of depreciation and amortization expense to sales.

Operating Income

  Operating income, excluding special charges in the prior year, decreased 10% compared to the prior year quarter. The decrease in operating income was primarily due to lower gross profits from the decline in hardgoods sales, partially offset by a reduction in operating expenses resulting from cost improvements.

                        Three Months Ended
(In thousands)                June 30,
Operating Income        1999        1998        (Decrease)
Distribution            $ 26,260    $ 28,540    $ (2,280)
Gas Operations             2,839       3,889      (1,050)
Special Charges               --       1,000      (1,000)
                        $ 29,099    $ 33,429    $ (4,330)

  The Distribution segment's operating income margin decreased 30 basis points to 7.6% in the current quarter compared to 7.9% in the prior year quarter. Gas Operations' operating income margin decreased to 8.5% in the current quarter from 9.7% in the prior year as a result of the divestiture of the calcium carbide and carbon operations. Operating margins for Gas Operations were essentially unchanged compared to the prior year quarter, excluding the calcium carbide and carbon operations.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Interest Expense

  Interest expense, net, totaled $13.8 million representing a decrease of $1 million compared to the prior year quarter. The net decrease in interest expense was primarily attributable to a decrease in the average effective interest rate during the current quarter compared to the prior year, partially offset by interest costs associated with acquisitions and the repurchase of Common Stock. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Equity in Earnings of Unconsolidated Affiliates

  Equity in earnings of unconsolidated affiliates of $1 million increased $246 thousand compared to the prior year quarter primarily resulting from higher joint venture earnings of National Welders Supply ("National Welders"). Earnings by National Welders were helped by higher sales to the construction and metal fabrication markets in the regions that they serve.

Income Tax Expense

  Income tax expense represented 41.5% of pre-tax earnings for the current quarter compared to 42.2% in the prior year quarter. The decrease in the effective income tax rate was primarily a result of an increase in earnings of unconsolidated equity affiliates.

Net Earnings

  Net earnings for the quarter ended June 30, 1999 were $9.1 million, or $.13 per diluted share, compared to $11.3 million, or $.16 per diluted share, in the same quarter in the prior year. Net earnings, before the cumulative effect of an accounting change and a special charge, were $9.7 million, or $.14 per diluted share, in the current quarter compared to $10.7 million, or $.15 per diluted share, in the prior year quarter.

EBITDA

  Operating income, excluding special charges, plus depreciation and amortization ("EBITDA"), was approximately $51 million in the current quarter compared to $54 million in the prior year quarter. EBITDA as a percentage of sales was essentially unchanged at 13.5% compared to the prior year quarter.

                       AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

  Cash flows from operating activities in the current quarter totaled
$20.1 million. Depreciation and amortization represented $22.2 million of cash flows from operating activities. Deferred income taxes of $3.4 million resulted from temporary differences. Cash flows from working capital components decreased $12.9 million as a result of a decrease in accounts payable related to the timing of payments to vendors, partially offset by a decrease in prepaid expenses and other current assets.
Accounts receivable days' sales outstanding increased to 49 days from 47 days and hardgoods days' supply of inventory increased to 83 days from 77 days compared to March 31, 1999 levels. The increase in the level of accounts receivable resulted from the effects of computer conversions, changes in administrative personnel and from the slowing economy. The increase in hardgoods days' supply of inventory was primarily due to a build of safety products at certain distribution centers in connection with centralized distribution to the Company's business units. The Company will continue to focus on initiatives designed to improve working capital levels.

  After-tax cash flow (net earnings, excluding the cumulative effective of an accounting change and a special charge, plus depreciation, amortization and deferred income taxes) increased 1% to $35.2 million compared to $34.9 million in the prior year quarter.

  Cash used by investing activities totaled $13.3 million in the quarter ended June 30, 1999 and primarily related to capital expenditures, partially offset by dividends received from unconsolidated equity affiliates.

  Capital expenditures totaled $14.4 million and represented a 33% reduction in capital spending compared to the prior year quarter. Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $8 million or 60% of total capital spending in the current quarter. Management continues to focus on improving asset utilization and believes fiscal 2000 capital spending may total less than $75 million.

  Financing activities used cash of $6.9 million primarily to repurchase the Company's Common Stock. Total debt outstanding increased $3.4 million since March 31, 1999. Cash overdraft, the float of the Company's outstanding checks, decreased by $2.3 million since March 31, 1999.

  The Company will continue to look for appropriate acquisitions of distributors. Future acquisitions and capital expenditures are expected to be funded through cash flow from operations, debt, Common Stock for certain acquisition candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement will depend on the market conditions and the Company's financial position at that time.

  The Company does not currently pay dividends.

                       AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Financial Instruments

  The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$68 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At June 30, 1999, the Company had borrowings under the credit agreement of approximately $531 million and $42 million Canadian (US$28 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $70 million. Availability under the credit facilities was approximately $162 million at June 30, 1999. At June 30, 1999, the effective interest rate on borrowings under the credit facilities averaged 5.48% (5.52% on U.S. borrowings and 4.72% on Canadian borrowings).

  At June 30, 1999, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at June 30, 1999, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $87 million with interest rates ranging from 6.00% to 9.00%. The Company also has a shelf registration statement which is currently effective under applicable federal securities laws and may be used to issue debt and other types of securities up to an aggregate of approximately $175 million.

  In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 25 interest rate swap agreements, including two swap agreements entered into in May 1999. The swap agreements are with major financial institutions and aggregate $572 million in notional principal amount at June 30, 1999. Eighteen swap agreements with approximately $335 million in notional principal amount require fixed interest payments based on an average effective rate of 6.37% for remaining periods ranging between one and five years. Seven swap agreements with approximately $237 million in notional principal amount require variable interest payments based on an average rate of 5.03% at June 30, 1999. Under the terms of five swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up-front. At June 30, 1999, approximately $7.6 million of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties.

Share Repurchase Program

  In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding Common Stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase programs with borrowings and funds provided by operating activities. During the quarter ended June 30, 1999, the Company repurchased 679 thousand shares at an average cost of $11 per share, including 175 thousand shares to complete a previous repurchase program. The effect of the share repurchases on earnings per share for the current quarter was not material. At June 30, 1999, the remaining shares authorized for repurchase under the repurchase program totaled 6.5 million shares.

                       AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Subsequent Acquisitions and Divestitures

  Subsequent to June 30, 1999, the Company acquired three distributors of industrial gas and related equipment with aggregate annual sales of approximately $24 million. In addition, on August 4, 1999, the Company completed the divestiture of its operations in Poland and Thailand to Linde AG. After-tax cash proceeds from the sale were approximately $38 million. The Company expects to record a net gain on the sale of approximately $7 million, or $.10 per diluted share, in the second quarter of fiscal 2000.


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

Information Systems Hardware and Application Software

  With respect to information systems hardware and application software, the Company's businesses generally do not utilize "home grown" programs or systems that require programming to become Year 2000 compliant. The Company typically uses "out of the box" or "shrink wrap" software for its business needs. Implementation of standardized software and computer systems has been substantially completed across the Company in connection with the Company's Repositioning Plan. Although vendors for such software have advised the Company that their software is Year 2000 compliant, the Company has reviewed time dimensional testing performed by a third party on one critical system and intends to complete internal time dimensional testing for the other critical system by September 1999. Although execution of the Repositioning Plan addresses certain significant Year 2000 issues, it was not undertaken primarily as a remediation initiative. The Company believes that standardized operating platforms will help provide for an effective multi-channel distribution network. The Company estimates expenditures related to the system conversion and standardization project will total approximately $21 million over the duration of the project, of which approximately $14 million is expected to be capitalized. On a project-to-date basis, the Company has incurred approximately $17 million in costs and expenses to standardize systems, of which approximately $12 million represents new capital equipment and software. The standardization project is substantially complete with one operating company remaining to be converted to the standard operating platform. This remaining operating company's current operating system is expected to be Year 2000 compliant by September 1999. Although it is considered unlikely by management that the Company's information systems hardware and application software will result in a Year 2000 problem, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company as well as on customers of the Company. The Company has not determined the extent to which its business and customers might be affected in that event.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  In conjunction with the Repositioning Plan, the Company has established a national data center equipped with systems hardware and software that its vendors have indicated are Year 2000 compliant. Time dimensional testing of data center hardware has been completed with no significant compliance exceptions identified. In addition, the Company has substantially completed testing of its desktop personal computers with very few failures noted.

Embedded Chips

  The Company's Year 2000 project team includes designated operating company managers responsible for directing Year 2000 remediation efforts. These managers, in cooperation with the Company's national information services personnel, have completed the inventories and risk assessments of critical processes and equipment containing embedded chips. Testing has been substantially completed with regard to certain critical processes and equipment of the Company's Gas Operations segment. No significant instances of non-compliance were identified. Additionally, the Company has completed its assessment of its phone systems and anticipates completing the necessary repairs and replacements by December 1999. Contingency planning for the effected phone systems will be completed by September 1999. Management believes that sufficient contingency plans can be implemented such that operations will not be materially impacted if the effected phone system repairs and replacements are not completed by December 1999. The Year 2000 project team is also in the process of contacting suppliers to obtain Year 2000 readiness product information for less significant equipment containing embedded chips. The Company estimates expenditures for Year 2000 remediation, including the replacement of non-compliant embedded chip equipment, will total approximately $1.1 million. Of this total, the Company expects approximately $1 million will be for capital upgrades and replacements. The Company believes it will complete the remediation of embedded chip equipment and processes prior to the year 2000. However, if repair, replacement or contingency plans are not completed before the Year 2000, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company.

Third Parties

  The Company's Year 2000 issues relate not only to its own business systems and equipment but also to those of its customers, vendors and suppliers. To mitigate the risk to the Company arising from third parties, the Company is contacting significant suppliers, customers and other critical business partners to determine if they have effective Year 2000 plans in place. The Company anticipates that this evaluation will be ongoing through calendar year 1999. A majority of the Company's key suppliers have indicated that they have active Year 2000 compliance programs. As a contingency plan, alternative suppliers will be identified as deemed necessary. In addition, audits of certain key suppliers to confirm Year 2000 readiness have been completed with no significant issues identified. However, there can be no assurance that the Company's customers, vendors, suppliers and other third parties will successfully resolve their own Year 2000 issues in a timely manner sufficient to prevent impact to the Company.

Contingency Plans

  The Company believes that its most reasonably likely worst case scenario changes over time. The Company has developed certain contingency plans to address currently identified Year 2000 issues. These plans address

                         AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

potential disruptions of the Company's business including administrative and supply chain functions. Administrative contingency plans provide for back-up data processing facilities, which have been tested and found to be Year 2000 compliant, and encompass the national data center, critical business software and communications networks. Supply chain contingency plans include identifying alternative suppliers and arranging for back-up or alternative transportation for shipping the Company's products. Contingency planning will continue through the remainder of calendar year 1999, as deemed necessary, based upon the Company's ongoing assessment of potential Year 2000 risks, particularly those related to third parties.

Resources

  The Company is funding the computer conversion and standardization project as well as non-compliant equipment repairs and replacements from cash flow generated by operations and other available financing sources. Substantially all of the effort to accomplish the remediation objectives with regard to the computer conversion and standardization project, embedded chip equipment, and evaluation of third party readiness has been performed by internal Company personnel.


OTHER

New Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement was scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company. The recognition of the interest rate swap agreements and corresponding debt obligations at fair value could reduce the Company's availability under its revolving credit facility. The reduction in availability could negatively effect liquidity of the Company depending on market interest rates at the time of implementation.

                       AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Forward-looking Statements

  This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth in same-store sales, costs and potential disruptive effects of the Repositioning, the success of the Repositioning Plan, the success of the Company's cost improvement program, the Company's ability to reduce costs and capital spending, implementation and standardization of information systems projects, any potential problems relating to Year 2000 matters (including without limitation, those relating to the Company's ability to identify and timely remediate Year 2000 problems, unanticipated remediation costs, timely resolution of Year 2000 problems by significant vendors, suppliers, customers and other similar third parties, and the Company's ability to develop and implement contingency plans, if necessary), the success and timing of acquisitions and divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

  The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

  The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of June 30, 1999.
For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity.
For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

                                    Expected Fiscal Year of Maturity
(In millions)                                                                                     Fair
Fixed Rate Debt:             2000    2001    2002    2003    2004    2005    Thereafter   Total   Value
Medium-term notes            $  --   $  --   $  50   $  --   $  75   $  --     $ 100      $ 225   $ 215
  Interest expense           $  17   $  17   $  15   $  13   $  10   $   8     $   7      $  87
  Average interest rate       7.41%   7.41%   7.45%   7.49%   7.49%   7.75%     7.75%

Acquisition notes            $  15   $  13   $  21   $   1   $  20   $  --     $   2      $  72   $  70
  Interest expense           $   5   $   4   $   3   $   2   $   1   $  --     $  --      $  15
  Average interest rate       7.47%   7.47%   7.47%   7.47%   7.47%   7.47%     7.47%

Other notes                  $   4   $   1   $   1   $   1   $  --   $  --     $  --      $   7   $   7
  Average interest rate       6.90%   6.90%   6.90%   6.90%


Variable Rate Debt:

Revolving credit facilities  $  --   $  --   $  --   $ 559   $  --   $  --     $  --      $ 559   $ 559
  Interest expense           $  31   $  31   $  31   $  31   $  --   $  --     $  --      $ 124
  Interest rate (a)           5.48%   5.48%   5.48%   5.48%

Other notes                  $  --   $   1   $   7   $  --   $  --   $  --     $  --      $   8   $   8
  Average interest rate       8.75%   8.75%   8.75%

                                    Expected Fiscal Year of Maturity
(In millions)                                                                                     Fair
Interest Rate Swaps:         2000    2001    2002    2003    2004    2005    Thereafter   Total   Value
US $ denominated Swaps:
15 Swaps Receive
  Variable/Pay Fixed         $  15   $  55   $ 120   $  96   $  --   $  40     $  --      $ 326   $ (11)
  Variable Receive rate
   (3 month LIBOR) = 5.02%
  Weighted average
   pay rate = 6.37%

7 Swaps Receive
  Fixed/Pay Variable         $  57   $  50   $  50   $  --   $  30   $  --     $  50      $ 237   $   5
  Weighted average
   receive rate = 6.60 %
  Variable pay rate
   (6 month LIBOR) = 5.03%

Canadian $ denominated Swaps:
3 Swaps Receive
  Variable/Pay Fixed         $   3   $   4   $   2   $  --   $  --   $  --     $  --      $   9   $  --
  Variable Receive rate
   (3 month CAD BA) = 4.76% (b)
  Weighted average
   pay rate = 6.66%

Other LIBOR based agreements:

Operating leases with trust  $  13   $  --   $  --   $  --   $  --   $  --     $  --      $  13   $  13
  Variable rate
   (3 month LIBOR plus 110
    basis points = 6.12%)

(a)  The variable rate of long-term debt obligations is based on the London
Interbank Offered Rate ("LIBOR") as of June 30, 1999. For future periods, the variable interest rate is assumed to remain at 5.48% with the principal balance of long-term debt obligations held constant at $559 million.
However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

Limitations of the tabular presentation

  As the table incorporates only those interest rate risk exposures that exist as of June 30, 1999, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.

Foreign Currency Rate Risk

  Certain subsidiaries of the Company are located in foreign countries. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") by the Company in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

  On September 9, 1996, the Company filed suit against Praxair in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint alleged breach of contract, fraud, conversion and misappropriation of trade secrets with respect to an agreement between Praxair and the Company, pursuant to which Praxair induced the Company to provide Praxair valuable information and conclusions developed by the Company concerning CBI Industries, Inc. ("CBI") in exchange for Praxair's promise not to acquire CBI without the Company's participation. On July 1, 1999, after a two-week trial, a jury found in favor of the defendant. Neither side was awarded any monetary damages. The Company elected not to appeal the decision.

  The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description

     11        Calculation of earnings per share

     27 Financial Data Schedule as of June 30, 1999 and Amended Financial Data Schedule as of June 30, 1998

b.    Reports on Form 8-K

      On May 17, 1999, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the fourth quarter and fiscal year ended March 31, 1999.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Airgas, Inc.
                                                   (Registrant)






Date August 11, 1999                              /s/ Scott M. Melman
                                                   Scott M. Melman
                                                   Senior Vice President and
                                                   Chief Financial Officer