Form 10-Q
period 1999-09-30
AIRGAS INC
filed 1999-11-12
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 1999

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






Common Stock outstanding at November 5, 1999:  70,209,648 shares

                               AIRGAS, INC.

                                FORM 10-Q
                            September 30, 1999

                                  INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Statements of Earnings
 for the Three and Six Months Ended September 30, 1999 and 1998 (Unaudited)...3

 Consolidated Balance Sheets
 as of September 30, 1999 (Unaudited) and March 31, 1999......................4

 Consolidated Statements of Cash Flows
 for the Six Months Ended September 30, 1999 and 1998 (Unaudited).............5

 Notes to Consolidated Financial Statements (Unaudited).......................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................29

Item 4.  Submission of Matters to a Vote of Security Holders.................29

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................31

SIGNATURES...................................................................32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)

                                                Three Months Ended        Six Months Ended
                                                   September 30,             September 30,
                                                 1999        1998         1999        1998
Net sales
  Distribution                                   $ 346,973   $ 354,208    $ 692,940   $ 714,761
  Gas Operations                                    40,316      42,384       73,842      82,604
    Total net sales                                387,289     396,592      766,782     797,365

Costs and expenses
  Cost of products sold (excluding
   depreciation and amortization)
    Distribution                                   186,647     192,789      375,079     390,140
    Gas Operations                                  16,200      17,755       29,035      37,507
  Selling, distribution and
   administrative expenses                         129,185     132,509      256,146     262,153
  Depreciation and amortization                     22,953      21,748       45,119      43,345
  Special charge                                         -           -            -      (1,000)
    Total costs and expenses                       354,985     364,801      705,379     732,145

Operating income
  Distribution                                      26,408      26,072       52,668      54,612
  Gas Operations                                     5,896       5,719        8,735       9,608
  Special charge                                         -           -            -       1,000
    Total operating income                          32,304      31,791       61,403      65,220

Interest expense, net                              (14,435)    (15,720)     (28,218)    (30,526)
Other income, net                                   15,183         709       15,405         831
Equity in earnings of unconsolidated affiliates        725       1,222        1,725       1,976
    Earnings before income taxes and the
     cumulative effect of an accounting change      33,777      18,002       50,315      37,501
Income tax expense                                  14,865       7,522       21,728      15,746
    Earnings before the cumulative effect of
     an accounting change                           18,912      10,480       28,587      21,755
Cumulative effect of an accounting change,
 net of taxes                                           --          --         (590)         --

Net earnings                                     $  18,912   $  10,480    $  27,997   $  21,755

Basic earnings per share:
    Earnings per share before the cumulative
     effect of an accounting change              $     .27   $     .15    $     .41   $     .31
    Cumulative effect per share of an
     accounting change                                  --          --         (.01)         --
    Net earnings per share                       $     .27   $     .15    $     .40   $     .31

Diluted earnings per share:
    Earnings per share before the cumulative
     effect of an accounting change              $     .27   $     .15    $     .40   $     .30
    Cumulative effect per share of an
     accounting change                                  --          --         (.01)         --
    Net earnings per share                       $     .27   $     .15    $     .39   $     .30

Weighted average shares outstanding:
    Basic                                           69,700      70,000       69,800      70,100
    Diluted                                         71,200      71,700       71,200      71,800

Comprehensive income                             $  18,965   $  10,329    $  28,199   $  21,619

See accompanying notes to consolidated financial statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)
                                                    (Unaudited)
                                                   September 30,     March 31,
                                                       1999            1999
ASSETS
Current Assets
Trade receivables, less allowances for
 doubtful accounts of $6,483 at September 30,
 1999 and $6,092 at March 31, 1999                  $  199,796      $  195,708
Inventories, net                                       157,418         154,424
Deferred income tax asset, net                           7,783           7,549
Prepaid expenses and other current assets               21,326          21,161
     Total current assets                              386,323         378,842
Plant and equipment, at cost                         1,034,201         993,496
Less accumulated depreciation                         (304,390)       (275,637)
     Plant and equipment, net                          729,811         717,859
Goodwill, net of accumulated amortization of
 $61,659 at September 30, 1999 and $54,986 at
 March 31, 1999                                        427,846         428,349
Other non-current assets                               136,309         173,422
     Total assets                                   $1,680,289      $1,698,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                             $   71,698      $   85,486
Accrued expenses and other current liabilities         106,454         108,295
Current portion of long-term debt                        8,875          19,645
     Total current liabilities                         187,027         213,426
Long-term debt                                         835,015         847,841
Deferred income taxes                                  148,586         142,675
Other non-current liabilities                           20,366          23,585
Commitments and contingencies                               --              --

Stockholders' Equity
Preferred stock, no par, 20,000 shares
 authorized, no shares issued or outstanding at
 September 30, 1999 and March 31, 1999                      --              --
Common stock, par value $.01 per share,
 200,000 shares authorized, 72,615 and
 72,024 shares issued at September 30, 1999
 and March 31, 1999, respectively                          726             720
Capital in excess of par value                         194,892         190,175
Retained earnings                                      317,087         289,090
Accumulated other comprehensive loss                      (708)           (910)
Treasury stock, 671 and 130 common shares at
 cost at September 30, 1999 and March 31, 1999,
 respectively                                           (8,368)         (1,129)
Employee benefits trust, 1,451 and 826 common
 shares at cost at September 30, 1999 and March 31,
 1999, respectively                                    (14,334)         (7,001)
     Total stockholders' equity                        489,295         470,945
     Total liabilities and stockholders' equity     $1,680,289      $1,698,472

See accompanying notes to consolidated financial statements.


                         AIRGAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)
                                                     Six Months Ended        Six Months Ended
                                                    September 30, 1999      September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                        $  27,997               $  21,755
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                        45,119                  43,345
  Deferred income taxes                                 6,750                   5,511
  Equity in earnings of unconsolidated affiliates      (1,725)                 (2,563)
  Gain on divestiture                                 (14,369)                     --
  (Gain) loss on sales of plant and equipment               7                    (292)
  Minority interest in earnings                           (51)                     39
  Stock issued for employee benefit plans               2,707                   3,109
  Other non-cash charges                                1,027                  (1,000)
Changes in assets and liabilities, excluding
effects of business acquisitions and divestitures:
  Trade receivables, net                               (1,618)                (16,308)
  Inventories, net                                       (697)                (10,758)
  Prepaid expenses and other current assets              (139)                    756
  Accounts payable, net                               (14,274)                 (1,865)
  Accrued expenses and other current liabilities        3,792                    (986)
  Other assets and liabilities, net                    (3,302)                 (8,526)
    Net cash provided by operating activities          51,224                  32,217

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (30,841)                (56,528)
  Proceeds from sale of plant and equipment               955                   1,152
  Proceeds from divestitures                           46,596                  10,463
  Business acquisitions, net of cash acquired         (23,377)                (42,307)
  Business acquisitions, holdback settlements            (830)                 (1,564)
  Investment in unconsolidated affiliates                 (30)                   (139)
  Dividends from unconsolidated affiliates              1,897                   1,697
  Other, net                                             (358)                  4,831
    Net cash used by investing activities              (5,988)                (82,395)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                             77,985                 258,505
  Repayment of debt                                  (102,461)               (182,733)
  Purchase of treasury stock                          (15,345)                (13,982)
  Exercise of stock options                               904                     356
  Cash overdraft                                       (6,319)                (11,968)
    Net cash provided (used) by fiancing activities   (45,236)                 50,178

Cash Increase (Decrease)                            $      --               $      --
    Cash - beginning of period                             --                      --
    Cash - end of period                            $      --               $      --

Cash paid during the period for:
    Interest                                        $  29,067               $  31,292
    Income taxes (net of refunds)                   $   5,427               $   3,000

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

     The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures and the accounting change which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

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

(3)   ACQUISITIONS AND DIVESTITURES

 During the quarter ended September 30, 1999, the Company acquired three distributors of industrial gas and related equipment with aggregate sales of approximately $24 million.

 On August 4, 1999, the Company completed its previously announced divestiture of its operations in Poland and Thailand to Linde AG. The divestiture resulted in a non-recurring gain of $14.4 million ($7.6 million after-tax, or $.11 per diluted share) which was recognized in "other income, net." Cash proceeds from the sale were $46.2 million ($38.4 million after taxes and closing costs). The operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 as follows:

                              Three Months Ended       Six Months Ended
(In thousands)                September 30, 1999      September 30, 1999
 Sales                              $7,141                  $12,724
 Operating loss                     $  (29)                 $  (550)

                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


 The Company divested two non-core businesses during the quarter ended June 30, 1998. Consideration for the divestitures included the assumption of certain liabilities and cash proceeds of approximately $10.5 million. Divestiture reserves, established during the fourth quarter of fiscal 1998, were adjusted by $1 million ($575 thousand after-tax) to reflect differences between the original loss estimates and the actual loss on the divestitures. The divested non-core businesses had combined sales and operating income for the three months ended June 1998 of $4.6 million and $121 thousand, respectively.

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

 The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 1999 and 1998:

                                     Three Months Ended        Six Months Ended
                                        September 30,             September 30,
    (In thousands)                     1999      1998           1999      1998
Weighted average common shares
outstanding:
     Basic                           69,700    70,000          69,800    70,100
     Stock options                    1,300     1,600           1,200     1,600
     Contingently issuable shares       200       100             200       100
     Diluted                         71,200    71,700          71,200    71,800

(5)   INVENTORIES

      Inventories consist of:

                                         (Unaudited)
                                        September 30,       March 31,
    (In thousands)                          1999              1999
     Finished goods FIFO                $ 132,039           $ 129,501
     Finished goods LIFO                   25,999              25,652
     Raw materials                            935                 853
     LIFO reserve                          (1,555)             (1,582)

                                        $ 157,418           $ 154,424

                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


(6)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:

                                         (Unaudited)
                                        September 30,       March 31,
    (In thousands)                          1999              1999
     Investments in unconsolidated
      affiliates                        $  73,848           $ 100,834
     Non-compete agreements and other
      intangible assets, at cost, net
      of accumulated amortization of
      $91.6 million at September 30,
      1999 and $85.5 million at
      March 31, 1999                       51,922              55,894
     Other assets                          10,539              16,694

                                        $ 136,309           $ 173,422

 The decrease in investments in unconsolidated affiliates is primarily due to the divestiture of operations in Poland and Thailand.

(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

                                         (Unaudited)
                                        September 30,       March 31,
      (In  thousands)                       1999              1999
     Cash overdraft                     $  10,640           $  16,959
     Restructuring reserves                 4,723               5,087
     Insurance payable and
      related reserves                     10,474               9,584
     Customer cylinder deposits             8,117               8,233
     Accrued interest                      12,208              12,331
     Other accrued expenses and
      current liabilities                  60,292              56,101

                                        $ 106,454           $ 108,295

 The cash overdraft is attributable to the float of the Company's outstanding checks.

 Restructuring reserves primarily relate to pending divestitures.

(8)  LEASE TRANSACTION

 In October 1999, the Company renewed a lease of real estate with a trust established by a commercial bank. The original operating lease was amended to include the sale leaseback of certain equipment. The appraised value of the real estate and equipment under the lease totaled approximately $46 million. The lease has a five-year term and has been accounted for as an operating lease. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $31 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value. Cash proceeds received from the transaction were used to repay debt outstanding under the Company's revolving credit facility.

                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


(9)  STOCKHOLDERS' EQUITY

 Changes in stockholders' equity were as follows:

                                                                  Employee
                                  Shares of Common     Treasury   Benefits
(In thousands of shares)        Stock $.01 Par Value    Stock      Trust
Balance-April 1, 1999               72,024              130        826
Common Stock issuance (a)              591               --         --
Purchase of treasury stock              --            1,214         --
Reissuance of treasury stock (b)        --              (48)        --
Sale of treasury stock to Trust (c)     --             (625)       625

Balance-September 30, 1999          72,615              671      1,451


                                                             Accumulated
                                     Capital in                 Other                    Employee   Compre-
                            Common   Excess of    Retained   Comprehensive   Treasury    Benefits   hensive
(In thousands of dollars)    Stock   Par Value    Earnings      Loss          Stock       Trust     Income
Balance-April 1, 1999       $720     $190,175     $289,090   $   (910)       $ (1,129)   $(7,001)   $    --
Net earnings                  --           --       27,997         --              --         --     27,997
Common Stock issuance (a)      6        3,473           --         --              --         --         --
Foreign currency
 translation adjustments      --           --           --        202              --         --        202
Purchase of treasury stock    --           --           --         --         (14,317)        --         --
Reissuance of
 treasury stock (b)           --         (247)          --         --             424         --         --
Sale of treasury
 stock to Trust (c)           --          679           --         --           6,654     (7,333)        --
Tax benefit from stock
 options exercises            --          812           --         --              --         --         --

Balance-September 30, 1999  $726     $194,892     $317,087   $   (708)       $ (8,368)  $(14,334)  $28,199

(a)  Issuance of Common Stock for stock option exercises and for the Company's Employee Stock Purchase Plan.
(b)  Reissuance of Common Stock in connection with stock option exercises.
(c)  Sale of Common Stock from treasury to the Employee Benefits Trust.

 On October 12, 1999, the Employee Benefits Trust purchased 671 thousand shares of Common Stock from the Company at fair market value.

                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


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

                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


(11)   SUMMARY BY BUSINESS SEGMENT

 Information related to the Company's operations by business segment for the three months ended September 30, 1999 and 1998 is as follows:

                                 Three Months Ended                            Three Months Ended
                                 September 30, 1999                            September 30, 1998
(In thousands)                          Gas                                           Gas
                    Distribution     Operations     Combined      Distribution     Operations     Combined
Gas and rent        $  145,314       $   39,369     $  184,683    $  143,223       $   34,759     $  177,982
Hardgoods              201,659              947        202,606       210,985              484        211,469
Other (1)                   --               --             --            --            7,141          7,141
   Total net sales     346,973           40,316        387,289       354,208           42,384        396,592

Intersegment sales          --            7,726          7,726            --            7,594          7,594

Gross profit           160,326           24,116        184,442       161,419           24,629        186,048
Gross profit margin       46.2%            59.8%          47.6%         45.6%            58.1%          46.9%

Operating income        26,408            5,896         32,304        26,072            5,719         31,791

Earnings before
 income taxes           15,267           18,510         33,777        14,110            3,892         18,002

EBITDA (2)              45,814            9,443         55,257        44,501            9,038         53,539
EBITDA margin             13.2%            23.4%          14.3%         12.6%            21.3%          13.5%

Assets               1,458,402          221,887      1,680,289     1,450,791          269,240      1,720,031


                      AIRGAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


(11)   SUMMARY BY BUSINESS SEGMENT - (Continued)

 Information related to the Company's operations by business segment for the six months ended September 30, 1999 and 1998 is as follows:

                                  Six Months Ended                              Six Months Ended
                                 September 30, 1999                            September 30, 1998
(In thousands)                          Gas                                           Gas
                    Distribution     Operations     Combined      Distribution     Operations     Combined
Gas and rent        $  288,095       $   71,895     $  359,990    $  285,715       $   67,561     $  353,276
Hardgoods              404,845            1,947        406,792       429,046              790        429,836
Other (1)                   --               --             --            --           14,253         14,253
   Total net sales     692,940           73,842        766,782       714,761           82,604        797,365

Intersegment sales          --           16,385         16,385            --           13,523         13,523

Gross profit           317,861           44,807        362,668       324,621           45,097        369,718
Gross profit margin       45.9%            60.6%          47.3%         45.4%            54.6%          46.4%

Operating income,
 excluding special
 charge in 1998         52,668            8,735         61,403        54,612            9,608         64,220

Earnings before
 income taxes,
 excluding special
 charge in 1998 and
 cumulative effect of
 an accounting change
 in 1999                30,931           19,384         50,315        30,765            5,736         36,501

EBITDA (2)              90,910           15,612        106,522        91,588           15,977        107,565
EBITDA margin             13.1%            21.1%          13.9%         12.8%            19.3%          13.5%

Assets               1,458,402          221,887      1,680,289     1,450,791          269,240      1,720,031


 A reconciliation of the combined operating segments to the applicable line items on the consolidated financial statements for the six months ended September 30, 1998 is as follows:

                                        Six Months Ended
(In thousands)                         September 30, 1998

Segment operating income                  $ 64,220
Special charge                               1,000
Operating income                          $ 65,220

Segment earnings before income taxes      $ 36,501
Special charge                               1,000
Earnings before income taxes              $ 37,501

(1)  Represents sales of calcium carbide and carbon products.

(2) EBITDA - Operating income, excluding special charges, plus depreciation and amortization, is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 2.3% in the quarter ended September 30, 1999 ("current quarter") compared to the quarter ended September 30, 1998 ("prior year quarter").

                      Three Months Ended
(In thousands)           September 30,
Net Sales             1999       1998          Decrease
 Distribution         $346,973   $354,208   $(7,235)   (2.0%)
 Gas Operations         40,316     42,384    (2,068)   (4.9%)
                      $387,289   $396,592   $(9,303)   (2.3%)

     The Distribution segment's principal products and services include hardgoods; industrial medical and specialty gases; and equipment rental. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment.
Distribution sales decreased $7.2 million primarily as a result of a decline in same-store hardgoods sales, partially offset by acquisitions. Distribution same-store sales decreased $11.5 million (-3.2%) as a result of lower sales of hardgoods of $12.1 million (-5.7%), offset by gas and rent sales growth of $600 thousand (.4%). Hardgoods sales were negatively impacted in the current quarter by the continued slowness in certain manufacturing and industrial markets including: metal fabrication, petro-chemical, agriculture, mining and shipbuilding. Gas and rent sales growth was partially attributable to the expansion of its rental welder fleet and strategic product sales, particularly sales related to refrigerants and medical gases. Acquisition and divestiture activity accounted for a net increase of $4.3 million in sales as the acquisition of eight distributors since July 1, 1998 were partially offset by a divestiture during fiscal 1999.

      Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling and beverage applications. In addition, the segment includes the Company's foreign operations and businesses that produce and distribute specialty gases and nitrous oxide. Prior to the divestiture in December 1998, the segment also included sales of calcium carbide and carbon products ("calcium carbide and carbon operations"). Although the Company's operations in Poland and Thailand were divested in August 1999, the current period includes a full quarter of operating results due to delayed financial reporting. Sales decreased $2.1 million compared to the prior year quarter as a result of the calcium carbide and carbon operations divestiture, partially offset by same-store sales growth and acquisitions. Sales decreased $8.4 million primarily due to the divestiture of the calcium carbide and carbon operations. Gas Operations' same-store sales increased $1.7 million (4.5%) from higher liquid carbon dioxide and nitrous oxide volumes. Seasonality and a stable supply of product helped liquid carbon dioxide volumes. Sales of specialty gases also increased primarily due to higher refrigerant sales during the summer months. Three dry ice acquisitions completed since July 1, 1998 contributed sales of $4.6 million over the prior year quarter.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The Company estimates same-store sales based on a comparison of current period sales to the prior period sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, competition and the Company's ability to implement price increases and sell additional products and services to existing and new customers.

Gross Profits

Gross profits decreased .9% during the current quarter compared to the prior year quarter.

                      Three Months Ended
(In thousands)           September 30,
Gross Profits         1999       1998          Decrease
 Distribution         $160,326   $161,419   $(1,093)   (.7%)
 Gas Operations         24,116     24,629      (513)  (2.1%)
                      $184,442   $186,048   $(1,606)   (.9%)

     The decrease in Distribution gross profits of $1.1 million resulted from a same-store gross profits decline of $3.3 million (-2%), offset by net acquisition and divestiture activity of $2.2 million. Declines in same-store gross profits consisted of decreases in hardgoods of $3.9 million (-6.7%), partially offset by gas and rent gross profits growth of $600 thousand (.6%). The decrease in hardgoods same-store gross profits resulted primarily from reduced sales to certain manufacturing and industrial markets. Additionally, competitive pricing pressures have impacted hardgoods gross margins. However, centralized purchasing and distribution and private label products have helped support hardgoods margins. The increase in gas and rental same-store gross profits resulted primarily from increased rental revenue from an expanded rental welder fleet and from increases in gas storage containers. Acquisition and divestiture activity resulted in a net increase in gross profits of $2.2 million from eight distribution acquisitions since July 1, 1998, offset by a divestiture in fiscal 1999. The Distribution gross profit margin of 46.2% in the current quarter increased 60 basis points from 45.6% in the prior year quarter as a result of a shift in sales mix more heavily weighted towards higher margin gas and rental revenues.

     The decrease in Gas Operations' gross profits of $513 thousand resulted from the divestiture of calcium carbide and carbon operations on December 31, 1998, which had gross profits of $2.5 million in the prior year quarter, offset by gross profits of $2 million from three dry ice acquisitions completed since July 1, 1998. Gas Operations' gross profit margin, excluding the divestiture which had lower margins, decreased from 65% in the prior year quarter to 60% in the current quarter primarily due to lower dry ice margins. Increased production costs, from higher electricity rates and lower operating efficiencies at peak production levels during the summer months, impacted margins. Margins on foreign operations were also down.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses decreased $3.3 million (-2.5%) compared to the prior year quarter primarily resulting from the Company's cost reduction program initiated during the third and fourth quarters of fiscal 1999 and from the elimination of certain repositioning expenses recognized in the prior year. The Company believes its cost reduction program combined with the elimination of certain repositioning expenses will lower operating expenses by approximately $12 - $15 million on an annual basis. The cost reductions have impacted many areas of the Company's expense structure, including headcount reductions and administrative cost reductions from the consolidation of back office functions. As a percentage of net sales, operating expenses remained unchanged at 33.4% compared to the prior year quarter.

     Depreciation and amortization totaled $23 million in the current quarter, an increase of $1.2 million (5.5%) compared to the prior year quarter. Depreciation and amortization expense relative to sales was 5.9% in the current quarter compared to 5.5% in the prior year quarter. Depreciation and amortization expense increased primarily as a result of acquisitions and capital expenditures since July 1, 1998.

Operating Income

     Operating income increased 1.6% compared to the prior year quarter primarily due to lower operating expenses resulting from cost reductions and acquisitions, partially offset by lower gross profits from a decline in hardgoods sales.

                      Three Months Ended
(In thousands)           September 30,
Operating Income      1999       1998          Increase
 Distribution         $ 26,408   $ 26,072   $  336     1.3%
 Gas Operations          5,896      5,719      177     3.1%
                      $ 32,304   $ 31,791   $  513     1.6%

     The Distribution segment's operating income margin increased 20 basis points to 7.6% in the current quarter compared to 7.4% in the prior year quarter. Gas Operations' operating income margin, excluding the divested calcium carbide and carbon operations, increased 200 basis points to 14.6% in the current quarter from 12.6% in the prior year as a result of operating cost reductions and acquisitions.

Interest Expense

     Interest expense, net, totaled $14.4 million and reflects a decrease of $1.3 million (8.2%) compared to the prior year quarter. The decrease in interest expense resulted from lower interest rates and lower average outstanding debt levels. The decrease in debt is primarily due to the after-tax proceeds from the divestitures of the calcium carbide and carbon operations and operations in Poland and Thailand. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income, net

 Other income, net, totaled $15.2 million in the current quarter and included a $14.4 million gain from the divestiture of operations in Poland and Thailand. Other income, net, totaled $709 thousand in the prior year quarter.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $725 thousand decreased $497 thousand compared to the prior year quarter primarily as a result of lower earnings from the Company's liquid carbon dioxide joint venture and from joint venture earnings from National Welders Supply ("National Welders"). The liquid carbon dioxide joint venture incurred higher electric costs related to peak production during the summer months. National Welders' earnings were impacted by a slowdown in certain industrial markets that it serves and from the impact of hurricane Floyd.

Income Tax Expense

     Income tax expense, excluding the taxes on the gain from the divestiture of operations in Poland and Thailand, represented 41.5% of pre-tax earnings for the current quarter compared to 41.8% in the prior year quarter. Including the gain on the divestiture, income tax expense represented 44% of pre-tax earnings in the current quarter.

Net Earnings

     Net earnings for the quarter ended September 30, 1999 were $18.9 million, or $.27 per diluted share, compared to $10.5 million, or $.15 per diluted share, in the prior year quarter. Net earnings in the current quarter, excluding the gain on the divestiture of operations in Poland and Thailand, were $11.4 million, or $.16 per diluted share.

EBITDA

     Operating income, plus depreciation and amortization ("EBITDA"), was $55.3 million in the current quarter compared to $53.5 million in the prior year quarter. EBITDA as a percentage of sales of 14.3% in the current quarter increased from 13.5% in the prior year quarter primarily due to cost reductions and acquisitions.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 3.8% for the six months ended September 30, 1999 ("current period") compared to the six months ended September 30, 1998 ("prior year period").

                      Six Months Ended
(In thousands)          September 30,
Net Sales             1999       1998          Decrease
 Distribution         $692,940   $714,761   $(21,821)   (3.1%)
 Gas Operations         73,842     82,604     (8,762)  (10.6%)
                      $766,782   $797,365   $(30,583)   (3.8%)

      Distribution sales decreased $21.8 million as a result of a same-store sales decline of $25.5 million (-3.6%), offset by a net sales increase of $3.7 million, representing the net effect of acquisition and divestiture activity. The decrease in same-store sales resulted from a $28.4 million (-6.6%) decline in hardgoods sales, partially offset by gas and rent same-store sales growth of $2.9 million (1%). The lower hardgoods sales resulted from the continued slowness in certain manufacturing and industrial markets. Gas and rent same-store sales growth was partially attributable to the Company's expansion of its rental welder fleet and strategic product sales, particularly sales related to refrigerants and medical gases. Sales of $12.6 million from fourteen distributor acquisitions since April 1, 1998 were offset by the divestiture of three businesses during fiscal 1999 which had sales of $8.9 million in the prior year period.

      Gas Operations' sales decreased $8.8 million in the current period as a result of divestitures which had sales of approximately $16.3 million in the prior year period, partially offset by sales of $7.5 million from four dry ice acquisitions completed since April 1, 1998. The divestitures primarily consisted of the fiscal 1999 divestiture of the Company's calcium carbide and carbon operations.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Gross Profits

Gross profits decreased 1.9% in the current period compared to the prior year period.

                      Six Months Ended
(In thousands)          September 30,
Gross Profits         1999       1998          Decrease
 Distribution         $317,861   $324,621   $(6,760)   (2.1%)
 Gas Operations         44,807     45,097      (290)    (.6%)
                      $362,668   $369,718   $(7,050)   (1.9%)

     The decrease in Distribution gross profits of $6.8 million resulted from a same-store gross profit decline of $8.2 million (-2.5%), partially offset by acquisition and divestiture activity. The decline in same-store gross profits consisted of a decrease in hardgoods of $10 million (-8.5%), partially offset by gas and rent gross profit growth of $1.8 million (.9%). The decrease in hardgoods same-store gross profits resulted primarily from the continued slowness in certain manufacturing and industrial markets and from price concessions in certain regions to retain customers in response to competition. The increase in gas and rental same-store gross profits resulted primarily from increased rental revenue from an expanded rental welder fleet and from increases in gas storage containers. Gross profits of $5.9 million from fourteen distributor acquisitions since April 1, 1998 were partially offset by the divestiture of three businesses during fiscal 1999 which had gross profits of $4.5 million in the prior year period. The overall Distribution gross profit margin of 45.9% in the current period increased 50 basis points from 45.4% in the prior year period as a result of a shift in sales mix more heavily weighted towards higher margin gas and rental revenues.

     The decrease in Gas Operations gross profits of $290 thousand resulted from the divestiture of the Company's calcium carbide and carbon operations during fiscal 1999 offset by four dry ice acquisitions completed since April 1, 1998. Excluding the impact of the divestiture of calcium carbide and carbon operations, the current period gross profit margin of 61% was flat compared to the prior year period.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") decreased $6 million (-2.3%) compared to the prior year period primarily resulting from the Company's cost reduction program initiated during the third and fourth quarters of fiscal 1999 and from the elimination of certain repositioning expenses recognized in the prior year. The Company believes its cost reduction program combined with the elimination of certain repositionng expenses will lower operating expenses by approximately
$12 - $15 million on an annual basis. The cost reductions have impacted many areas of the Company's expense structure, including headcount reductions and administrative cost reductions from the consolidation of back office functions. As a percentage of net sales, operating expenses increased 50 basis points to 33.4% compared to the prior year period. The increase in the ratio of operating expenses relative to sales resulted from the decrease in sales, which was larger than the Company's reduction of operating expenses.

 Depreciation and amortization totaled $45.1 million in the current period representing an increase of $1.8 million (4.1%) compared to the prior year period. Depreciation and amortization expense increased primarily as a result of acquisitions and capital expenditures since April 1, 1998. Depreciation and amortization expense relative to sales was 5.9% for the current period compared to 5.4% in the prior year period.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income

     Excluding special charges, operating income decreased 4.4% compared to the prior year period. The decrease in operating income was primarily due to lower gross profits from the decline in hardgoods sales, partially offset by a reduction in operating expenses.

                      Six Months Ended
(In thousands)          September 30,
Operating Income      1999       1998          Decrease
 Distribution         $ 52,668   $ 54,612   $(1,944)   (3.6%)
 Gas Operations          8,735      9,608      (873)   (9.1%)
 Special Charges            --      1,000    (1,000)     --
                      $ 61,403   $ 65,220   $(3,817)   (5.9%)

     The Distribution segment's operating income margin of 7.6% was flat compared to the prior year period. Gas Operations' operating income margin of 11.8% increased 30 basis points compared to the prior year period, excluding the calcium carbide and carbon operations. The increase in Gas Operations' operating income margin was primarily due to operating cost reductions and dry ice acquisitions.

Interest Expense

     Interest expense, net, totaled $28.2 million representing a decrease of $2.3 million (-7.6%) compared to the prior year period. The decrease in interest expense was primarily attributable to lower interest rates and lower average outstanding debt levels. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Other Income, net

 Other income, net, totaled $15.4 million in the current period and included a $14.4 million gain from the divestiture of operations in Poland and Thailand. Other income, net, totaled $831 thousand in the prior year period.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $1.7 million decreased $251 thousand (-12.7%) compared to the prior year period primarily from lower liquid carbon dioxide joint venture earnings. Higher electric costs associated with peak production during the summer months adversely impacted earnings.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Income Tax Expense

     Income tax expense, excluding the taxes on the gain from the divestiture of operations in Poland and Thailand, represented 41.5% of pre-tax earnings for the current period compared to 42% in the prior year period. Including the gain on the divestiture, income tax expense represented 43.2% of pre-tax earnings in the current period.

Net Earnings

     Net earnings in the current period were $28 million, or $.39 per diluted share, compared to $21.8 million, or $.30 per diluted share, in the prior year period. Net earnings, excluding special items (the current period cumulative effect of an accounting change and a gain on the divestiture of the Company's Poland and Thailand operations and the special charge in the prior period), were $21 million, or $.30 per diluted share, compared to $21.2 million, or $.29 per diluted share, in the prior year period.

EBITDA

     Operating income, excluding special charges, plus depreciation and amortization ("EBITDA"), was $106.5 million in the current period compared to $107.6 million in the prior year period. EBITDA as a percentage of sales increased to 13.9% compared to 13.5% in the prior year period.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash flows from operating activities totaled $51.2 million for the six months ended September 30, 1999. Adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization of $45.1 million and deferred income taxes of $6.8 million from temporary differences, offset by a $14.4 million gain on the divestiture of operations in Poland and Thailand. Additionally, cash flows from working capital components decreased $12.9 million largely as a result of a decrease in accounts payable of $14.3 million related to the timing of payments to vendors. Accounts receivable increased $1.6 million with days' sales outstanding increasing to 49 days from 47 days at March 31, 1999. The increase in accounts receivable has resulted from the effects of computer conversions, changes in administrative personnel and from a slowing in certain manufacturing and industrial markets. Inventories increased $697 thousand with hardgoods days' supply of inventory increasing to 86 days from 77 days at March 31, 1999. The increase in hardgoods days' supply of inventory is primarily due to an increase in safety and welding product inventories in connection with centralized purchasing and distribution.

     After-tax cash flow (net earnings, excluding the cumulative effect of an accounting change, a gain from a divestiture and a special charge, plus depreciation, amortization and deferred income taxes) increased 4.3% to $72.9 million compared to $69.9 million in the prior year period.

     Cash used by investing activities totaled $6 million during the six months ended September 30, 1999. Activities that used cash during the period primarily included capital expenditures of $30.8 million and three distributor acquisitions totaling $23.4 million. The divestiture of operations in Poland and Thailand provided cash of $46.2 million ($38.4 million after taxes and closing costs).

     Capital expenditures during the current period were 45% lower compared to the prior year period. Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $23 million or 75% of the total capital expenditures during the current period. Management continues to focus on improving asset utilization and believes that fiscal 2000 capital spending will total less than $75 million.

     Financing activities used cash of $45.2 million primarily for the repayment of debt and the repurchase of the Company's Common Stock. Additionally, cash overdraft, the float of the Company's outstanding checks, decreased by $6.3 million since March 31, 1999.

     The Company will continue to look for appropriate acquisitions of distributors. Future acquisitions and capital expenditures are expected to be funded through cash flows from operations, debt, Common Stock for certain acquisitions, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement will depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Financial Instruments

     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$68 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At September 30, 1999, the Company had borrowings under the credit agreement of approximately $515 million and $42 million Canadian (US$29 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $57 million. Availability under the credit facilities was approximately $192 million at September 30, 1999. At September 30, 1999, the effective interest rate on borrowings under the credit facilities averaged 5.79% (5.84% on U.S. borrowings and 4.86% on Canadian borrowings).

     At September 30, 1999, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at September 30, 1999, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $75 million with interest rates ranging from 6% to 9%. The Company also has a shelf registration statement which is currently effective under applicable federal securities laws and may be used to issue debt and other types of securities up to an aggregate of approximately $175 million.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 25 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $568 million in notional principal amount at September 30, 1999. Eighteen swap agreements with approximately $331 million in notional principal amount require fixed interest payments based on an average effective rate of 6.35% for remaining periods ranging between one and five years. Seven swap agreements with approximately $237 million in notional principal amount require variable interest payments based on an average rate of 5.57% at September 30, 1999. Under the terms of five swap agreements, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At September 30, 1999, approximately $6.6 million of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties.

Share Repurchase Program

    In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding Common Stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase programs with borrowings and funds provided by operating activities. During the six months ended September 30, 1999, the Company repurchased 1.2 million shares at an average cost of $11.78 per share, including 175 thousand shares to complete a previous repurchase program. The effect of the share repurchases on earnings per share for the current quarter was not material. Subsequent to September 30, 1999, the Company repurchased approximately 300 thousand shares at an average cost of $9.82 per share. As of November 5, 1999, the remaining shares authorized for repurchase under the repurchase program totaled approximately 5.7 million shares.

<PAGE 23>
                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




Employee Benefits Trust

 On October 12, 1999, the Employee Benefits Trust purchased 671 thousand shares of Common Stock from the Company at fair market value.

<PAGE 24>
                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Information Systems Hardware and Application Software

     With respect to information systems hardware and application software, the Company's businesses generally do not utilize "home grown" programs or systems that require programming to become Year 2000 compliant. The Company typically uses "out of the box" or "shrink wrap" software for its business needs. Implementation of standardized software and computer systems has been substantially completed across the Company in connection with the Company's Repositioning Plan. Although vendors for such software have advised the Company that their software is Year 2000 compliant, the Company has reviewed time dimensional testing performed by a third party on one critical system with no significant compliance exceptions identified. The Company intends to complete internal time dimensional testing for the other critical system by the end of November 1999. Although execution of the Repositioning Plan addresses certain significant Year 2000 issues, it was not undertaken primarily as a remediation initiative. The Company believes that standardized operating platforms will help provide for an effective multi-channel distribution network. Expenditures related to the system conversion and standardization project have totaled approximately $18 million over the duration of the project, of which approximately $12 million represented new capital equipment and software. While the Company's standardization project will continue into the Year 2000, management believes that the critical operating systems utilized by the Company are Year 2000 compliant. Although it is considered unlikely by management that the Company's information systems hardware and application software will result in a Year 2000 problem, the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company as well as on customers of the Company. The Company has not determined the extent to which its business and customers might be affected in that event.

     In conjunction with the Repositioning Plan, the Company has established a national data center equipped with systems hardware and application software that its vendors have indicated are Year 2000 compliant. Time dimensional testing of data center hardware has been completed with no significant compliance exceptions identified. In addition, the Company has substantially completed testing of its desktop personal computers with very few failures noted.

Embedded Chips

     The Company's Year 2000 project team includes designated operating company managers responsible for directing Year 2000 remediation efforts. These managers, in cooperation with the Company's national information services personnel, have completed inventories, risk assessments and testing of critical manufacturing processes and related equipment containing embedded chips. No significant instances of non-compliance were identified. The Year 2000 project team has also completed the process of contacting certain suppliers to obtain Year 2000 readiness product information for less significant equipment containing embedded chips. Through this inquiry, the Company identified certain non-compliant phone systems for repair or replacement. The Company anticipates completing the necessary repairs and replacements by December 1999. Management has developed contingency plans for the affected phone systems and believes the contingency plans are sufficient such that operations will not be materially impacted if the phone system repairs and replacements are not completed by December 1999. The Company estimates expenditures for Year 2000 remediation, including the replacement of non-compliant embedded chip equipment, will total approximately $1 million. Of this total, the Company expects approximately $800 thousand will be for capital upgrades and replacements. The Company believes it will complete the remediation of embedded chip equipment and processes prior

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to the year 2000. However, if repair, replacement or contingency plans are not completed before the Year 2000 or if contingency plans are inadequate, then the Year 2000 matter could have a material impact on the business, results of operations and financial condition of the Company.

Third Parties

     The Company's Year 2000 issues relate not only to its own business systems and equipment but also to those of its customers, vendors and suppliers. To mitigate the risk to the Company arising from third parties, the Company has contacted significant suppliers, customers and other critical business partners to determine if they have effective Year 2000 plans in place. The Company anticipates that this evaluation will be ongoing through the remainder of calendar year 1999. Most of the Company's key suppliers have indicated that they have active Year 2000 compliance programs. As a contingency plan, alternative suppliers have been identified as deemed necessary. In addition, audits of certain key suppliers to confirm Year 2000 readiness have been completed with no significant issues identified. However, there can be no assurance that the Company's customers, vendors, suppliers and other third parties will successfully resolve their own Year 2000 issues in a timely manner sufficient to prevent impact to the Company.

Contingency Plans

     The Company believes that its most reasonably likely worst case scenario changes over time. The Company has developed certain contingency plans to address currently identified Year 2000 issues. These plans address potential disruptions of the Company's business including administrative and supply chain functions. Administrative contingency plans provide for back-up data processing facilities, which have been tested and found to be Year 2000 compliant, and encompass the national data center, critical business software and communications networks. Supply chain contingency plans include identifying alternative suppliers and arranging for back-up or alternative transportation for shipping the Company's products. Contingency plans will continue to be developed and refined through the remainder of calendar year 1999, as deemed necessary. Additionally, as of January 1, 2000, the Company intends to begin providing 24-hour information services support through the use of manned call centers to assist the Company's various locations with any internal Year 2000 related problems. The Company anticipates that information services support will continue until all critical systems have been determined to be fully operational.

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

                   AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Forward-looking Statements

     This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth in same-store sales, the Company's ability to reduce costs and capital spending, the Company's efforts to improve asset utilization, implementation and standardization of information systems projects, any potential problems relating to Year 2000 matters (including without limitation, those relating to the Company's ability to identify and timely remediate Year 2000 problems, unanticipated remediation costs, timely resolution of Year 2000 problems by significant vendors, suppliers, customers and other similar third parties, and the Company's ability to develop and implement contingency plans, if necessary), the success and timing of acquisitions and divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At September 30, 1999, the ratio of fixed versus floating debt was 44% - 56%. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

     The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of September 30, 1999. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

PAGE <27>

                                      Expected Fiscal Year of Maturity

                         ____________________________________________________
(In millions)
                                                                                        Fair
Fixed Rate Debt:         2000   2001   2002   2003   2004   2005   Thereafter   Total   Value
Medium-term notes        $ --   $ --   $ 50   $ --   $ 75   $ --    $100        $225    $208
 Interest expense        $ 17   $ 17   $ 15   $ 13   $ 10   $  8    $  7        $ 87
 Average interest rate   7.41%  7.41%  7.45%  7.49%  7.49%  7.75%   7.75%

Acquisition notes        $  5   $ 13   $ 21   $  1   $ 20   $ --    $  2        $ 62    $ 59
 Interest expense        $  5   $  4   $  3   $  2   $  1   $ --    $ --        $ 15
 Average interest rate   7.47%  7.47%  7.47%  7.47%  7.47%  7.47%   7.47%

Other notes              $  2   $  1   $  1   $  1   $ --   $ --    $ --        $  5    $  5
 Average interest rate   6.90%  6.90%  6.90%  6.90%

Variable Rate Debt:

Revolving credit
 facilities              $ --   $ --   $ --   $544   $ --   $ --    $ --        $544    $544
 Interest expense        $ 31   $ 31   $ 31   $ 31   $ --   $ --    $ --        $124
 Interest rate (a)       5.79%  5.79%  5.79%  5.79%

Other notes              $ --   $  1   $  7   $ --   $ --   $ --    $ --        $  8    $  8
 Average interest rate          8.75%  8.75%

US $ denominated Swaps:
15 Swaps Receive
 Variable/Pay Fixed      $ 15   $ 55   $120   $ 93   $ --   $ 40    $ --        $323    $ (7)
 Variable Receive rate
  (3 month LIBOR) = 5.36%
 Weighted average
  pay rate = 6.35%

7 Swaps Receive
 Fixed/Pay Variable      $ 57   $ 50   $ 50   $ --   $ 30   $ --    $ 50        $237    $  2
 Weighted average
  receive rate = 6.60 %
 Variable pay rate
  (6 month LIBOR) = 5.57%

Canadian $ denominated Swaps:
3 Swaps Receive
 Variable/Pay Fixed      $  3   $  3   $  2   $ --   $ --   $ --    $ --        $  8    $ --
 Variable Receive rate
  (3 month CAD BA) = 4.88% (b)
 Weighted average
  pay rate = 6.66%

Other LIBOR based agreements:

Operating leases
 with trust              $ 13   $ --   $ --   $ --   $ --   $ --    $ --        $ 13    $ 13
 Variable rate
  (3 month LIBOR plus 110
   basis points = 6.46%)


(a)  The variable rate of long-term debt obligations is based on the London
Interbank Offered Rate ("LIBOR") as of September 30, 1999. For future periods, the variable interest rate is assumed to remain at 5.79% with the principal balance of long-term debt obligations held constant at $544 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").



Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of September 30, 1999, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.


Foreign Currency Rate Risk

     Certain subsidiaries of the Company are located in foreign countries. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 For information regarding certain litigation, reference is made to the Company's Form 10-Q for the quarter ended June 30, 1999, which is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

 The annual meeting of the stockholders of the Company was held on August 2, 1999, where the following actions were taken:

 (a) The stockholders voted to elect John A.H. Shober, Lee M. Thomas, and Robert L. Yohe to the Board of Directors. The votes cast for each Director were as follows:

                                        No. of Shares
                                   For            Withheld/Against

          John A.H. Shober         65,359,222     1,098,178
          Lee M. Thomas            65,363,551     1,093,849
          Robert L. Yohe           65,442,801     1,014,599

          In addition to the Board members elected at the Annual Meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, Frank B. Foster, III, Rajiv L. Gupta, Peter McCausland, and Robert E. Naylor, Jr. Subsequently, Mr. Gupta and Dr. Naylor both retired from the Board.

 (b) The stockholders voted to ratify the selection of KPMG LLP as the Company's independent auditors. The votes cast in regard to the action were as follows:

                                        No. of Shares
                                   For            Withheld/Against   Abstain

                                   65,699,974     665,048            92,378

Item 5.  Other Information

Board of Directors Appointments

 On September 7, 1999, the Company announced the appointment of Paula A. Sneed and David M. Stout to the Company's board of directors to fill the seats vacated by Mr. Gupta and Mr. Stott who retired from the board during fiscal 2000 and fiscal 1999, respectively. On October 20, 1999, the Company announced the appointment of James W. Hovey to the board to suceed Dr. Naylor who retired.

 Ms. Sneed, age 51, is executive vice president, Kraft Foods and president of Kraft's e-commerce division. Ms. Sneed earned a Masters of Business Administration from Harvard University and an undergraduate degree from Simmons College. She was also the recipient of an Honorary Doctorate of Business Administration degree from Johnson and Whales University in 1991. Ms. Sneed is also a director of Hercules, Inc. and Westchester/Fairfield Inroads, Inc.

 Mr. Stout, age 45, is president, SmithKline Beecham Pharmaceuticals-North America. Prior to joining Smith-Kline, Mr. Stout was president of Schering Laboratories, the U.S. pharmaceutical operation of Schering-Plough Corporation. Mr. Stout received a Bachelor or Arts degree in biology from Western Maryland College in 1976. He also serves on the Board of Trustees for both Western Maryland College and Magee Rehabilitation Hospital.

 Mr. Hovey, age 54, is president of The Fox Companies, a diversified real estate development firm. Mr. Hovey earned a Masters degree in City Planning from the University of Pennsylvania and a Bachelor of Science degree in economics from the Wharton School at the University of Pennsylvania. Mr. Hovey currently serves as an overseer of the Graduate School of Fine Arts at the University of Pennsylvania, a director of the National Association of Industrial and Office Properties, a member of the Advisory Board of the Wharton School Real Estate Center, a trustee of Eisenhower Exchange Fellowships, Inc., and a trustee of the World Affairs Council in Philadelphia, Pennsylvania.


Chief Financial Officer Appointment

 On November 1, 1999, the Company announced the appointment of Roger F. Millay as senior vice president and chief financial officer, effective November 29, 1999. Mr. Millay succeeds Scott Melman who will be assuming a new role at the Company.

 Prior to joining the Company, Mr. Millay, age 42, was senior vice president and chief financial officer at Transport International Pool, a $2 billion division of General Electric Capital Corporation ("GE Capital"). Other positions during his twelve-year career at General Electric included chief financial officer roles at GE Capital Mexico and Colony Advisors, Inc., a GE Capital joint venture. Mr. Millay earned a graduate degree from Georgetown University's school of business and an undergraduate degree from the University of Virginia.

Item 6.     Exhibits and Reports on Form 8-K

a.    Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description

            3       By-Laws (Amended and Restated August 2, 1999)

           10       Airgas, Inc. 401(k) Plan (Amended and Restated)

           11       Calculation of earnings per share

           27       Financial Data Schedules as of September 30, 1999 and
1998

b.    Reports on Form 8-K

     On July 30, 1999, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the first quarter ended June 30, 1999.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Airgas, Inc.
                                               (Registrant)






Date:  November 11, 1999                      /s/ Scott M. Melman
                                               Scott M. Melman
                                               Senior Vice President and
                                               Chief Financial Officer