Form 10-Q
period 1999-12-31
AIRGAS INC
filed 2000-02-11
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 31, 1999

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






Common Stock outstanding at February 4, 2000:  69,568,816 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                             December 31, 1999

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Statements of Earnings
 for the Three and Nine Months Ended December 31, 1999 and 1998 (Unaudited)..3

 Consolidated Balance Sheets
 as of December 31, 1999 (Unaudited) and March 31, 1999......................4

 Consolidated Statements of Cash Flows
 for the Nine Months Ended December 31, 1999 and 1998 (Unaudited)............5

 Notes to Consolidated Financial Statements (Unaudited)......................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................28

Item 6.  Exhibits and Reports on Form 8-K...................................28

SIGNATURES..................................................................29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)

                                        Three Months Ended             Nine Months Ended
                                           December 31,                   December 31,
                                        1999          1998             1999          1998
Net sales
  Distribution                         $339,761      $339,623        $1,032,701    $1,054,384
  Gas Operations                         29,673        40,700           103,515       123,304
    Total net sales                     369,434       380,323         1,136,216     1,177,688

Costs and expenses
  Cost of products sold (excluding
   depreciation and amortization)
    Distribution                        180,126       183,922           555,205       574,062
    Gas Operations                       15,471        17,792            44,506        55,299
  Selling, distribution and
   administrative expenses              125,676       130,932           381,822       393,085
  Depreciation and amortization          21,986        22,504            67,105        65,849
  Special charges (recoveries)           (2,829)            -            (2,829)       (1,000)
    Total costs and expenses            340,430       355,150         1,045,809     1,087,295

Operating income
  Distribution                           26,622        20,634            79,290        75,246
  Gas Operations                           (447)        4,539             8,288        14,147
  Special (charges) recoveries            2,829             -             2,829         1,000
    Total operating income               29,004        25,173            90,407        90,393

Interest expense, net                   (13,949)      (15,701)          (42,167)      (46,227)
Other income, net                         1,234        24,358            16,639        25,189
Equity in earnings of unconsolidated
 affiliates                                 663         2,862             2,388         4,838
    Earnings before income taxes and
     the cumulative effect of an
     accounting change                   16,952        36,692            67,267        74,193
Income tax expense                        7,192        14,604            28,920        30,350
    Earnings before the cumulative
     effect of an accounting change       9,760        22,088            38,347        43,843
Cumulative effect of an accounting
   change, net of taxes                       -             -              (590)            -

Net earnings                            $ 9,760       $22,088           $37,757       $43,843

Basic earnings per share:
    Earnings per share before the
     cumulative effect of an
     accounting change                  $   .14       $   .32           $   .55       $   .63
    Cumulative effect per share
     of an accounting change                 --            --              (.01)           --
    Net earnings per share              $   .14       $   .32           $   .54       $   .63

Diluted earnings per share:
    Earnings per share before the
     cumulative effect of an
     accounting change                  $   .14       $   .31           $   .54       $   .61
    Cumulative effect per share
     of an accounting change                 --            --              (.01)           --
    Net earnings per share              $   .14       $   .31           $   .53       $   .61

Weighted average shares outstanding:
    Basic                                69,200        69,700            69,600        70,000
    Diluted                              70,800        71,600            71,000        71,700

Comprehensive income                    $ 9,887       $22,038           $38,086       $43,657

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                        (Unaudited)
                                                        December 31,      March 31,
                                                           1999             1999
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $6,507 at December 31, 1999 and $6,092
 at March 31, 1999                                      $  193,287        $  195,708
Inventories, net                                           158,095           154,424
Deferred income tax asset, net                               7,937             7,549
Prepaid expenses and other current assets                   23,393            21,161
      Total current assets                                 382,712           378,842
Plant and equipment, at cost                             1,020,721           993,496
Less accumulated depreciation                             (311,277)         (275,637)
      Plant and equipment, net                             709,444           717,859
Goodwill, net of accumulated amortization of
 $65,036 at December 31, 1999 and $54,986 at
 March 31, 1999                                            424,700           428,349
Other non-current assets                                   133,200           173,422
      Total assets                                      $1,650,056        $1,698,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                                 $   69,103        $   85,486
Accrued expenses and other current liabilities             101,492           108,295
Current portion of long-term debt                            2,434            19,645
      Total current liabilities                            173,029           213,426
Long-term debt                                             801,022           847,841
Deferred income taxes                                      152,653           142,675
Other non-current liabilities                               31,830            23,585
Commitments and contingencies                                   --                --

Stockholders' Equity
Preferred stock, no par, 20,000 shares authorized,
 no shares issued or outstanding at December 31, 1999
 and March 31, 1999                                             --                --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 73,084 and 72,024 shares issued at
 December 31, 1999 and March 31, 1999, respectively            731               720
Capital in excess of par value                             196,563           190,175
Retained earnings                                          326,847           289,090
Accumulated other comprehensive loss                          (581)             (910)
Treasury stock, 1,118 and 130 common shares at cost at
 December 31, 1999 and March 31, 1999, respectively        (10,525)           (1,129)
Employee benefits trust, 2,098 and 826 common shares
 at cost at December 31, 1999 and March 31, 1999,
 respectively                                              (21,513)           (7,001)
      Total stockholders' equity                           491,522           470,945
      Total liabilities and stockholders' equity        $1,650,056        $1,698,472


See accompanying notes to consolidated financial statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)
                                                     Nine Months Ended     Nine Months Ended
                                                     December 31,1999      December 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                         $  37,757             $   43,843
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                         67,105                 65,849
  Deferred income taxes                                 11,025                  7,478
  Equity in earnings of unconsolidated affiliates       (2,388)                (5,706)
  Gain on divestitures                                 (14,850)               (23,968)
  Gain on sales of plant and equipment                    (917)                  (397)
  Minority interest in earnings                            (51)                    51
  Stock issued for employee benefit plans                4,263                  4,269
  Other non-cash charges                                   458                 (1,000)
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
  Trade receivables, net                                 4,921                 (6,992)
  Inventories, net                                      (1,107)               (13,279)
  Prepaid expenses and other current assets             (2,314)                  (502)
  Accounts payable, net                                (17,074)                (9,854)
  Accrued expenses and other current liabilities         1,317                 15,074
  Other assets and liabilities, net                     (4,293)               (12,742)
    Net cash provided by operating activities           83,852                 62,124

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (47,609)               (82,076)
  Proceeds from sale of plant and equipment             35,598                  1,655
  Proceeds from divestitures                            46,596                 48,816
  Business acquisitions, net of cash acquired          (24,218)               (43,969)
  Business acquisitions, holdback settlements           (1,862)                (3,619)
  Investment in unconsolidated affiliates                  (30)                  (140)
  Dividends from unconsolidated affiliates               2,958                  2,788
  Other, net                                              (289)                 4,409
    Net cash provided (used) by investing activities    11,144                (72,136)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                              84,187                393,833
  Repayment of debt                                   (149,293)              (360,789)
  Purchase of treasury stock                           (25,936)               (13,982)
  Proceeds from exercise of stock options                1,431                  1,325
  Cash overdraft                                        (5,385)               (10,375)
    Net cash provided (used) by financing activities   (94,996)                10,012

Cash Increase (Decrease)                              $     --               $     --
  Cash - beginning of period                                --                     --
  Cash - end of period                                $     --               $     --

Cash paid during the period for:
  Interest                                            $ 38,440               $ 42,704
  Income taxes, net of refunds                        $  8,089               $    480

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

 Effective October 1, 1999, the Company changed its estimate of the useful life of its bulk gas storage tanks from 20 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The impact of the change was not material.

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

(3)   ACQUISITIONS AND DIVESTITURES

 During the nine months ended December 31, 1999, the Company acquired four distributors of industrial gas and related equipment with aggregate annual sales of approximately $27 million.

 On January 21, 2000, the Company acquired Mallinckrodt Inc.'s Puritan-Bennett medical gas business with annual sales of approximately $70 million. Puritan-Bennett distributes medical gases through a network of 36 locations and employs 390 employees in the United States and Canada.

 On August 4, 1999, the Company completed the divestiture of its operations in Poland and Thailand to Linde AG. The divestiture resulted in a gain of $14.9 million ($7.8 million after-tax, or $.11 per diluted share) which was recognized in "other income, net." Cash proceeds from the sale were $46.2 million ($38.4 million after taxes and closing costs). Through the date of disposition, the operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 of $12.7 million and $550 thousand, respectively. The operations of the divested companies were previously reported in the Gas Operations segment.

                   AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


 On December 31, 1998, the Company completed the divestiture of its calcium carbide and carbon products operations to Elkem Metals Company L.P., a subsidiary of Elkem ASA. The divestiture resulted in a gain of approximately $24 million ($14.1 million after-tax, or $.20 per diluted share) which was recognized in "other income, net." The calcium carbide and carbon products operations had annual sales of approximately $30 million and were previously reported in the Gas Operations segment ($8.2 million and $23 million in sales and $1.6 million and $4 million in operating income for the three and nine months ended December 31, 1998, respectively).

 The Company divested two non-core businesses during the quarter ended June 30, 1998 and received consideration totaling approximately $10.5 million. The divested businesses had combined sales for the three months ended June 1998 of $4.6 million.

(4)   SPECIAL CHARGES AND RECOVERIES

 The Company recorded a $2.8 million ($1.7 million after-tax, or $.02 per diluted share) recovery during the quarter ended December 31, 1999 primarily consisting of an insurance settlement related to a fiscal 1997 loss.

 During the quarter ended June 30, 1998, the Company divested two non-core businesses and adjusted associated divestiture reserves by $1 million ($575 thousand after-tax, or $.01 per diluted share) to reflect differences between the original loss estimates and the actual losses on those businesses.

(5)   EARNINGS PER SHARE

 Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company's Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and contingently issuable shares.

 The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 1999 and 1998:

                                     Three Months Ended     Nine Months Ended
                                         December 31,          December 31,
(In thousands)                       1999          1998     1999         1998
Weighted average common shares
 outstanding:
     Basic                           69,200      69,700     69,600     70,000
     Stock options                    1,000       1,300      1,100      1,500
     Contingently issuable shares       600         600        300        200
     Diluted                         70,800      71,600     71,000     71,700

                    AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(6)   INVENTORIES

      Inventories consist of:
                                (Unaudited)
                                December 31,     March 31,
(In thousands)                     1999            1999
 Finished goods                 $157,299         $153,571
 Raw materials                       796              853
                                $158,095         $154,424


 Inventories determined by the LIFO inventory method totaled $25.6 million and $25.7 million at December 31, 1999 and March 31, 1999, respectively.
If the FIFO inventory method had been used for these inventories, they would have been $1.5 million higher at December 31, 1999 and $1.6 million higher at March 31, 1999.

(7)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:

                                               (Unaudited)
                                               December 31,     March 31,
(In thousands)                                    1999            1999
Investments in unconsolidated affiliates       $ 73,020         $100,834
Non-compete agreements and other intangible
 assets, at cost, net of accumulated
 amortization of $94.7 million at
 December 31, 1999 and $85.5 million at
 March 31, 1999                                  50,014           55,894
Other assets                                     10,166           16,694
                                               $133,200         $173,422

 The decrease in investments in unconsolidated affiliates is primarily due to the divestiture of operations in Poland and Thailand.

                    AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(8)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                              (Unaudited)
                                              December 31,      March 31,
(In  thousands)                                  1999             1999
   Cash overdraft                             $ 11,574          $ 16,959
   Restructuring reserves                        3,944             5,087
   Insurance payable and related reserves        9,757             9,584
   Customer cylinder deposits                    8,100             8,233
   Accrued interest                             16,557            12,331
   Other accrued expenses and current
    liabilities                                 51,560            56,101
                                              $101,492          $108,295

 Restructuring reserves primarily relate to pending divestitures. The cash overdraft is attributable to the float of the Company's outstanding checks.

(9)  LEASE TRANSACTION

 In October 1999, the Company renewed a lease of real estate with a trust established by a commercial bank. The lease was amended to include the sale-leaseback of certain equipment. The appraised value of the real estate and equipment under the lease totaled approximately $46 million. The lease has a five-year term and has been accounted for as an operating lease. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $31 million.
A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value. Cash proceeds received from the transaction were used to repay debt outstanding under the Company's revolving credit facility.

                   AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(10)  STOCKHOLDERS' EQUITY

 Changes in stockholders' equity were as follows:

                                                                      Employee
                                     Shares of Common     Treasury    Benefits
(In thousands of shares)           Stock $.01 Par Value    Stock       Trust
Balance-April 1, 1999                      72,024             130        826
Common Stock issuance (a)                   1,060              --         --
Purchase of treasury stock                     --           2,333         --
Reissuance of treasury stock (b)               --             (48)        --
Sale of treasury stock to Trust (c)            --          (1,297)     1,297
Reissuance of stock held by Trust (d)          --              --        (25)
Balance-December 31, 1999                  73,084           1,118      2,098



                                                            Accumulated
                                    Capital in                 Other                   Employee   Compre-
                           Common   Excess of    Retained   Comprehensive   Treasury   Benefits   hensive
(In thousands of dollars)   Stock   Par Value    Earnings      Loss          Stock      Trust     Income
Balance-April 1, 1999      $720     $190,175    $289,090    $(910)          $(1,129)   $(7,001)   $    --
Net earnings                 --           --      37,757       --                --         --     37,757
Common Stock issuance (a)    11        5,299          --       --                --         --         --
Foreign currency
 translation adjustments     --           --          --      329                --         --        329
Purchase of treasury stock   --           --          --       --           (24,842)        --         --
Reissuance of treasury
 stock (b)                   --         (247)         --       --               424         --         --
Sale of treasury stock
 to Trust (c)                --         (253)         --       --            15,022    (14,769)        --
Reissuance of Common Stock
 from Trust (d)              --           --          --       --                --        257         --
Tax benefit from stock
 options exercises           --        1,589          --       --                --         --         --
Balance-December 31, 1999  $731     $196,563    $326,847    $(581)         $(10,525)  $(21,513)   $38,086

(a)  Issuance of Common Stock for stock option exercises and for the Company's Employee Stock Purchase Plan.
(b)  Reissuance of Common Stock in connection with stock option exercises.
(c)  Sale of Common Stock from treasury to the Employee Benefits Trust.
(d)  Reissuance of Common Stock from the Employee Benefits Trust for employee benefit programs.


 On February 11, 2000, the Employee Benefits Trust purchased approximately
1.4 million shares of Common Stock from the Company at fair market value.

                   AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(11)   COMMITMENTS AND CONTINGENCIES

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

(b)   Insurance Coverage

 The Company maintains insurance programs with self-insured retentions of $500 thousand per occurrence to cover workers' compensation, business automobile, general and product liability. Losses are accrued based upon the Company's estimates, developed with third party insurance adjusters, of the aggregate liability for claims incurred, claims incurred but not reported and on Company historical experience.

 The nature of the Company's business may subject it to product and general liability claims. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $100 million, such claims could have a material adverse effect on the Company's financial position, results of operations or liquidity.

                    AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(12)   SUMMARY BY BUSINESS SEGMENT

 Information related to the Company's operations by business segment for the three months ended December 31, 1999 and 1998 is as follows:

                                Three Months Ended                       Three Months Ended
                                December 31, 1999                        December 31, 1998
(In thousands)                        Gas                                      Gas
                    Distribution   Operations   Combined     Distribution   Operations   Combined
Gas and rent        $   144,481    $   28,845   $  173,326   $   140,879    $   32,479   $   173,358
Hardgoods               195,280           828      196,108       198,744           407       199,151
Other (1)                    --            --           --            --         7,814         7,814
  Total net sales       339,761        29,673      369,434       339,623        40,700       380,323

Intersegment sales           --         6,112        6,112            --         6,325         6,325

Gross profit            159,635        14,202      173,837       155,701        22,908       178,609
Gross profit margin        47.0%         47.9%        47.1%         45.8%         56.3%         47.0%

Operating income,
 excluding special
 charges                 26,622          (447)      26,175        20,634         4,539        25,173

Earnings before
 income taxes,
 excluding special
 charges                 16,316        (2,193)      14,123         9,909        26,783        36,692

EBITDA (2)               45,471         2,690       48,161        39,926         7,751        47,677
EBITDA margin              13.4%          9.1%        13.0%         11.8%         19.0%         12.5%

Assets                1,433,703       216,353    1,650,056     1,452,915       257,957     1,710,872


                    AIRGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(12)  SUMMARY BY BUSINESS SEGMENT - (Continued)

 Information related to the Company's operations by business segment for the nine months ended December 31, 1999 and 1998 is as follows:

                                Nine Months Ended                        Nine Months Ended
                                December 31, 1999                        December 31, 1998
(In thousands)                        Gas                                      Gas
                    Distribution   Operations   Combined     Distribution   Operations   Combined
Gas and rent        $  432,575     $  100,740  $  533,315    $  426,594     $  100,040   $  526,634
Hardgoods              600,126          2,775     602,901       627,790          1,197      628,987
Other (1)                   --             --          --            --         22,067       22,067
  Total net sales    1,032,701        103,515   1,136,216     1,054,384        123,304    1,177,688

Intersegment sales          --         22,497      22,497            --         19,848       19,848

Gross profit           477,496         59,009     536,505       480,322         68,005      548,327
Gross profit margin       46.2%          57.0%       47.2%         45.6%          55.2%        46.6%

Operating income,
 excluding special
 charges                79,290          8,288      87,578        75,246         14,147       89,393

Earnings before
 income taxes,
 excluding special
 charges and cumulative
 effect of an accounting
 change in 1999         44,371         20,067      64,438        40,511         32,682       73,193

EBITDA (2)             136,387         18,296     154,683       131,509         23,733      155,242
EBITDA margin             13.2%          17.7%       13.6%         12.5%          19.2%        13.2%

Assets               1,433,703        216,353   1,650,056     1,452,915        257,957    1,710,872


 Reconciliations of the combined operating segments to the applicable line items on the consolidated financial statements follow:
                                 Three Months Ended     Nine Months Ended     Nine Months Ended
(In thousands)                   December 31, 1999      December 31, 1999     December 31, 1998
Segment operating income              $ 26,175               $ 87,578              $ 89,393
Special charges                          2,829                  2,829                 1,000
Operating income                      $ 29,004               $ 90,407              $ 90,393


Segment earnings before income taxes  $ 14,123               $ 64,438              $ 73,193
Special charges                          2,829                  2,829                 1,000
Earnings before income taxes          $ 16,952               $ 67,267              $ 74,193


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


                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 2.9% in the quarter ended December 31, 1999 ("current quarter") compared to the quarter ended December 31, 1998 ("prior year quarter"). Total same-store sales were flat in the current quarter versus the prior year quarter.

                      Three Months Ended
(In thousands)           December 31,
Net Sales             1999         1998        Increase(Decrease)
Distribution        $339,761     $339,623     $    138        --
Gas Operations        29,673       40,700      (11,027)    (27.1%)
                    $369,434     $380,323     $(10,889)     (2.9%)

     The Distribution segment's principal products and services include hardgoods; industrial, medical and specialty gases; and equipment rental. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Distribution sales increased $138 thousand primarily as a result of net acquisition and divestiture activity, offset by a decline in same-store hardgoods sales. Acquisition and divestiture activity accounted for a net increase in sales of $4.5 million as the acquisition of four distributors since October 1, 1998 were partially offset by a divestiture during fiscal 1999. Distribution same-store sales decreased $4.4 million (-1.3%) as a result of lower sales of hardgoods of $6.7 million (-3.3%), partially offset by gas and rent sales growth of $2.3 million (1.6%). Hardgoods sales were negatively impacted in the current quarter by the continued slowness in certain manufacturing and industrial markets including: metal fabrication, oil exploration, agriculture, mining and shipbuilding. Gas and rent same-store sales growth was attributable to the expansion of the rental welder fleet and certain gas products including bulk, refrigerant and medical gases.

     Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling and beverage applications. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales decreased $11 million compared to the prior year quarter as a result of divestitures, partially offset by same-store sales growth. Sales decreased $15 million primarily due to the divestiture of the Company's calcium carbide and carbon operations in December 1998 and operations in Poland and Thailand in August 1999. Gas Operations' same-store sales increased $4 million (15%) resulting from higher liquid carbon dioxide, dry ice and nitrous oxide volumes.

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

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross Profits

Gross profits decreased 2.7% during the current quarter compared to the prior year quarter.

                      Three Months Ended
(In thousands)           December 31,
Gross Profits         1999         1998        Increase(Decrease)
Distribution        $159,635     $155,701     $  3,934     2.5%
Gas Operations        14,202       22,908       (8,706)  (38.0%)
                    $173,837     $178,609     $ (4,772)   (2.7%)

     The increase in Distribution gross profits of $3.9 million resulted from a same-store gross profits increase of $1.9 million (1.2%) and acquisitions contributing $3.2 million, partially offset by gross profits related to a divestiture of $1.2 million. Same-store gas and rent gross profits increased $2.3 million (2.2%), partially offset by a decrease in hardgoods gross profits of $400 thousand (-.8%). Distribution gross profit margin of 47% in the current quarter increased 120 basis points from 45.8% in the prior year quarter as a result of higher gas and hardgoods margins and a shift in sales mix more heavily weighted towards gas and rent. Gas and hardgoods margins were helped by lower costs resulting from centralized hardgoods purchasing initiatives, higher-margin private label hardgoods sales and lower gas costs from recently negotiated supply contracts.

     The decrease in Gas Operations' gross profits of $8.7 million resulted from divestitures in prior periods of $6.1 million, an inventory write-down of $3.8 million related to certain specialty gas inventories, partially offset by a same-store gross profit increase of $1.2 million. The inventory write-down related to certain specialty gases that were purchased in prior fiscal years and consisted of adjustments to reflect changes in market prices and book-to-physical inventory differences. The scope of the Company's operations related to such gases has been reduced and is now more focused on supplying specialty gases exclusively to the Distribution segment. Gas Operations' gross profit margin, excluding the divestitures, decreased from 63% in the prior year quarter to 48% in the current quarter primarily due to the inventory write-down and from increased sales volume of lower margin liquid carbon dioxide.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses decreased $5.3 million (-4%) compared to the prior year quarter primarily as a result of cost reductions that were initiated during the third and fourth quarters of fiscal 1999, the net impact of acquisitions and divestitures and a decrease in repositioning-related expenses that were recognized in the prior year. The cost reductions have impacted many areas of the Company's expense structure, including headcount and administrative cost reductions from the consolidation of back office functions. As a percentage of net sales, operating expenses decreased 40 basis points to 34.0% compared to the prior year quarter.

     Depreciation and amortization totaled $22 million in the current quarter, a decrease of $500 thousand (2.3%) compared to the prior year quarter. The decrease is primarily due to divestitures, the sale of equipment included in a sale-leaseback transaction that was consummated in the current quarter, a change in depreciable lives of bulk gas storage tanks, partially offset by acquisitions and capital expenditures since October 1, 1998.

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income

Operating income, excluding special charges, increased 4% compared to the prior year quarter.

                         Three Months Ended
(In thousands)              December 31,
Operating Income (Loss)  1999         1998      Increase(Decrease)
Distribution             $26,622    $20,634     $ 5,988      29%
Gas Operations              (447)     4,539      (4,986)   (110%)
Special Charges            2,829         --       2,829      --
                         $29,004    $25,173     $ 3,831      15%

     The Distribution segment's operating income margin increased 170 basis points to 7.8% in the current quarter compared to 6.1% in the prior year quarter primarily as a result of lower operating expenses and higher gross profits related to gases and hardgoods.

     The decrease in Gas Operations' operating profit of $5 million resulted primarily from divestitures and a decline in margins related to certain specialty gases as previously discussed under "Gross Profits". Gas Operations' operating income margin was -1.5% compared to 11.2% in the prior year quarter. The operating income margin decrease was mainly due to a decline in specialty gas gross margins and divestitures.

     Special charges of $2.8 million primarily consist of an insurance settlement related to a fiscal 1997 loss.

Interest Expense

     Interest expense, net, totaled $13.9 million and represents a decrease of $1.8 million (11.2%) compared to the prior year quarter. The decrease in interest expense resulted from a reduction in debt. The decrease in debt is primarily due to the proceeds from divestitures and the sale-leaseback of certain equipment. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Other Income, net

     Other income, net, totaled $1.2 million in the current quarter and $24.4 million in the prior year quarter. The prior year quarter includes a $24 million gain from the divestiture of the Company's calcium carbide and carbon operations.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $663 thousand decreased $2.2 million compared to the prior year quarter primarily as a result of a $1.8 million gain from insurance proceeds received by an equity investee, National Welders Supply, in the prior year.

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income Tax Expense

     Income tax expense represented 42.4% of pre-tax earnings in the current quarter compared to 39.8% in the prior year quarter. Excluding taxes on gains related to divestitures and special charges, income tax expense represented 41.3% of pre-tax earnings for the current quarter compared to 43.9% in the prior year quarter.

Net Earnings

     Net earnings for the quarter ended December 31, 1999 were $9.8 million, or $.14 per diluted share, compared to $22.1 million, or $.31 per diluted share, in the prior year quarter. Excluding gains related to a divestiture and an insurance recovery by an equity affiliate, net earnings in the prior year quarter were $6.1 million, or $.09 per diluted share.

EBITDA

     Operating income, excluding special charges, plus depreciation and amortization ("EBITDA"), was $48.2 million in the current quarter compared to $47.7 million in the prior year quarter. EBITDA as a percentage of sales increased to 13% in the current quarter from 12.5% in the prior year quarter primarily due to lower operating costs.

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 3.5% for the nine months ended December 31, 1999 ("current period") compared to the nine months ended December 31, 1998 ("prior year period"). Total same-store sales declined 2.3% in the current period compared to the prior year period.

                      Nine Months Ended
(In thousands)           December 31,
Net Sales            1999          1998           Decrease
Distribution        $1,032,701   $1,054,384   $(21,683)    (2.1%)
Gas Operations         103,515      123,304    (19,789)   (16.0%)
                    $1,136,216   $1,177,688   $(41,472)    (3.5%)


     Distribution sales decreased $21.7 million as a result of a same-store sales decline of $30 million (-2.8%), offset by acquisition and divestiture activity. The decrease in same-store sales resulted from a $35.1 million (- 5.5%) decline in hardgoods, partially offset by gas and rent same-store sales growth of $5.1 million (1.2%). The lower hardgoods sales resulted from the continued slowness in certain manufacturing and industrial markets including: metal fabrication, oil exploration, agriculture, mining and shipbuilding. Gas and rent same-store sales growth was primarily attributable to the Company's expansion of its rental welder fleet and improvements in certain gas product sales including bulk, refrigerant and medical gases. Sales of $19 million from fifteen distributor acquisitions since April 1, 1998 were partially offset by the divestiture of three businesses during fiscal 1999 which had sales of $10.7 million in the prior year period.

     Gas Operations sales decreased $19.8 million in the current period as a result of divestitures which had sales of approximately $29 million in the prior year period, partially offset by sales of $6 million from four dry ice acquisitions completed since April 1, 1998 and same-store sales growth of $3.2 million (3.2%). The divestitures primarily consist of the Company's calcium carbide and carbon operations (December 1998) and the operations in Poland and Thailand (August 1999). Same-store sales growth resulted from higher sales volume of dry ice, liquid carbon dioxide and nitrous oxide.

Gross Profits

Gross profits decreased 2.2% in the current period compared to the prior year period.

                      Nine Months Ended
(In thousands)           December 31,
 Gross Profits       1999          1998          Decrease
Distribution        $477,496     $480,322    $ (2,826)    (0.6%)
Gas Operations        59,009       68,005      (8,996)   (13.2%)
                    $536,505     $548,327    $(11,822)    (2.2%)

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The decrease in Distribution gross profits of $2.8 million resulted from a same-store gross profit decline of $6.4 million (-1.3%), partially offset by acquisition and divestiture activity. The decline in same-store gross profits consisted of a decrease in hardgoods gross profits of $10.5 million (-6.1%), partially offset by gas and rent gross profit growth of $4.1 million (1.3%). The decrease in hardgoods same-store gross profits resulted primarily from lower sales volumes. Offsetting the same-store gross profit declines was a net gross profit increase of $3.6 million from fifteen distributor acquisitions since April 1, 1998 and three divestitures during fiscal 1999. The overall Distribution gross profit margin of 46.2% in the current period increased 60 basis points from 45.6% in the prior year period primarily as a result of a shift in sales mix more heavily weighted towards higher margin gas and rental revenues and lower costs resulting from centralized hardgoods purchasing initiatives.

     The decrease in Gas Operations gross profits of $9 million resulted from divestitures that had gross profits of $9.8 million in the prior year period and an inventory write-down of $3.8 million related to certain
specialty gas inventories.   The inventory write-down related to certain
specialty gases that were purchased in prior fiscal years and consisted of adjustments to reflect changes in market prices and book-to-physical inventory differences. The scope of the Company's operations related to such gases has been reduced and is now more focused on supplying specialty gases exclusively to the Distribution segment. The gross profit decline was partially offset by gross profits of $3.7 million related to acquisitions and by same-store gross profit growth of approximately
$900 thousand (1.5%). Excluding the impact of divestitures, the current period gross profit margin of 57% decreased from 61% in the prior year period primarily due to the inventory write-down.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") decreased $11.3 million (-2.9%) compared to the prior year period primarily resulting from cost reductions that were initiated during the third and fourth quarters of fiscal 1999 and from the elimination of certain repositioning expenses that were recognized in the prior year. The Company estimates that cost reductions, including the elimination of certain repositioning expenses, are favorably impacting operating expenses by approximately $12 - $15 million during fiscal 2000. The cost reductions have impacted many areas of the Company's expense structure, including headcount reductions and administrative cost reductions from the consolidation of back office functions. As a percentage of net sales, operating expenses increased 20 basis points to 33.6% compared to the prior year period. The increase in the ratio of operating expenses relative to sales was due to the decrease in sales, which was larger than the Company's reduction of operating expenses.

     Depreciation and amortization totaled $67.1 million in the current period representing an increase of $1.3 million (1.9%) compared to the prior year period. Depreciation and amortization expense increased primarily as a result of net acquisition and divestiture activity and capital expenditures since April 1, 1998. Depreciation and amortization expense relative to sales was 5.9% for the current period compared to 5.6% in the prior year period.

Operating Income

     Excluding special charges, operating income decreased 2% compared to the prior year period. The decrease in operating income was primarily due to lower gross profits from the decline in hardgoods sales, divestitures and a specialty gas inventory write-down in the Gas Operations segment, partially offset by a reduction in operating expenses.

                            AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Nine Months Ended
(In thousands)         December 31,
Operating Income    1999         1998        Increase(Decrease)
Distribution        $79,290     $75,246     $ 4,044      5.4%
Gas Operations        8,288      14,147      (5,859)   (41.4%)
Special Charges       2,829       1,000       1,829      183%
                    $90,407     $90,393     $    14       --

     The Distribution segment's operating income margin of 7.7% increased from 7.1% in the prior year period. Gas Operations' operating income margin of 8% decreased from 11.5% in the prior year period as a result of divestitures and lower gross margins in the current period.

     Special charges of $2.8 million for the nine months ended December 31, 1999 consist primarily of an insurance settlement related to a fiscal 1997 loss. Special charges of $1 million for the nine months ended December 31, 1998 represent adjustments to reflect differences between the original loss estimates and the actual losses related to the divestiture of two non-core businesses sold during the first quarter of fiscal 1999.

Interest Expense

     Interest expense, net, totaled $42.2 million and represents a decrease of $4.1 million (-8.8%) compared to the prior year period. The decrease in interest expense was primarily attributable to a lower average debt balance and lower interest rates. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Other Income, net

     Other income, net, totaled $16.6 million in the current period and $25.2 million in the prior year period. The current period includes a $14.9 million gain from the divestiture of operations in Poland and Thailand. Other income, net, in the prior year period includes a $24 million gain from the divestiture of the Company's calcium carbide and carbon operations.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $2.4 million decreased from $4.8 million in the prior year primarily resulting from a $1.8 million gain from insurance proceeds received in the prior year period by an equity investee, National Welders Supply. Lower liquid carbon dioxide joint venture earnings in the current period also contributed to the decrease in equity earnings compared to the prior year period.

Income Tax Expense

     Income tax expense represented 43% of pre-tax earnings in the current period and 40.9% in the prior year period. Income tax expense, excluding the taxes related to gains from divestitures and special charges in both periods, represented 41.5% of pre-tax earnings for the current period compared to 42.4% in the prior year period.

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Earnings

     Net earnings in the current period were $37.8 million, or $.53 per diluted share, compared to $43.8 million, or $.61 per diluted share, in the prior year period. Excluding special charges, gains related to divestitures, an insurance gain recorded by an equity affiliate and a charge from a change in accounting, net earnings in the current period were $29.1 million, or $.41 per diluted share, compared to $27.3 million, or $.38 per diluted share in the prior period.

EBITDA

     Operating income, excluding special charges, plus depreciation and amortization ("EBITDA"), was $154.7 million in the current period compared to $155.2 million in the prior year period. EBITDA as a percentage of sales increased to 13.6% compared to 13.2% in the prior year period primarily due to cost reductions.

                          AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash flows from operating activities totaled $83.9 million for the nine months ended December 31, 1999. Adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization of $67.1 million and deferred income taxes of $11 million from temporary differences, offset by a $14.9 million gain on the divestiture of operations in Poland and Thailand. Additionally, cash flows from working capital components decreased $14.3 million largely as a result of a decrease in accounts payable of $17.1 million related to the timing of payments to vendors. Accounts receivable provided cash of $4.9 million. Account receivables days' sales outstanding increased to 50 days from 47 days at March 31, 1999. Inventories used cash of $1.1 million with hardgoods days' supply of inventory increasing to 92 days from 77 days at March 31, 1999. The increase in hardgoods days' supply of inventory is primarily due to an increase in safety and welding product inventories in connection with centralized purchasing and distribution.

     After-tax cash flow (net earnings, excluding certain gains and charges, plus depreciation, amortization and deferred income taxes) increased 7% to $108.5 million compared to $101.6 million in the prior year period.

     Cash provided by investing activities totaled $11.1 million during the nine months ended December 31, 1999. Activities that used cash during the period primarily included capital expenditures of $47.6 million and four distributor acquisitions totaling $24.2 million. Fixed asset sales provided cash of $35.6 million and primarily included equipment sold in connection with a sale-leaseback transaction. The divestitures of certain foreign operations provided cash of $46.6 million.

     Capital expenditures during the current period totaled $47.6 million and were 42% lower compared to the prior year period. Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $32 million or 67% of the total capital expenditures during the current period. Management continues to focus on improving asset utilization and believes that fiscal 2000 capital spending will total less than $70 million.

     Financing activities used cash of $95 million primarily for the repayment of debt and the repurchase of the Company's Common Stock. Additionally, the cash overdraft, the float of the Company's outstanding checks, decreased by $5.4 million since March 31, 1999.

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

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Instruments

     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$69 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At December 31, 1999, the Company had borrowings under the credit agreement of approximately $478 million and $45 million Canadian (US$31million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $58 million. Availability under the credit facilities was approximately $228 million at December 31, 1999 (the availability was reduced by approximately $70 million in connection with the January 21, 2000 acquisition of Mallinckrodt Inc.'s Puritan-Bennett medical gas business). At December 31, 1999, the effective interest rate on borrowings under the credit facilities averaged 6.70% (6.79% on U.S. borrowings and 5.35% on Canadian borrowings).

     At December 31, 1999, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at December 31, 1999, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $70 million with interest rates ranging from 6% to 9.5%. The Company also has a shelf registration statement which is currently effective under applicable federal securities laws and may be used to issue debt and other types of securities up to an aggregate of approximately $175 million.

     In managing interest rate exposure, principally under the Company's floating rate revolving credit facilities, the Company participates in 25 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $608 million in notional principal amount at December 31, 1999. Eighteen swap agreements with approximately $371 million in notional principal amount require fixed interest payments based on an average effective rate of 6.33% for remaining periods ranging between one and five years. Seven swap agreements with $237 million in notional principal amount require variable interest payments based on an average rate of 5.57% at December 31, 1999. Under the terms of five swap agreements, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At December 31, 1999, approximately $5.6 million of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties.

Share Repurchase Program

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding Common Stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase programs with borrowings and funds provided by operating activities. During the nine months ended December 31, 1999, the Company repurchased 2.3 million shares at an average cost of $10.65 per share, including 175 thousand shares to complete a previous repurchase program. The effect of the share repurchases on earnings per share for the three and nine month periods ended December 31, 1999 was not material. From January 1, 2000 through February 4, 2000, the Company repurchased approximately 330 thousand shares at an average cost of $8.26 per share. As of February 4, 2000, the remaining shares authorized for repurchase under the repurchase program totaled approximately 4.5 million shares.

Employee Benefits Trust

     On February 11, 2000, the Employee Benefits Trust purchased approximately
1.4 million shares of Common Stock from the Company at fair market value.

                           AIRGAS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE YEAR 2000 MATTER

     The "Year 2000" matter related to whether computer hardware and software and equipment would properly recognize date sensitive information referring to the Year 2000. Prior to December 31, 1999, the Company undertook various remediation measures to address its state of readiness with regard to the Year 2000 issue. Such measures included evaluating and testing computer systems and equipment for Year 2000 compliance, contacting significant suppliers, customers and other critical business partners to assess their readiness plans, and developing contingency plans for key administrative and supply chain functions. To date during calendar year 2000, the Company has not experienced any significant Year 2000 problems with its information systems hardware, application software, equipment or operating systems. The Company also has not experienced any significant Year 2000 complications related to any of its key suppliers, customers or other business partners. Since latent Year 2000 related problems may arise in the future, the Company will continue to monitor the Year 2000 compliance of its operating systems and equipment. Accordingly, there can be no assurance that the Company and its suppliers, customers or business partners will not experience significant Year 2000 problems in the future.

Forward-looking Statements

     This report contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth in same-store sales, the Company's ability to reduce costs and capital spending, the Company's efforts to improve asset utilization, implementation and standardization of information systems projects, any potential problems relating to Year 2000 matters (including without limitation, those relating to latent Year 2000 problems that may affect the Company in the future, unanticipated remediation costs, and the adequate resolution of any Year 2000 problems experienced by significant vendors, suppliers, customers and other similar third parties), the success and timing of acquisitions and divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, uncertainties regarding accidents or litigation which arise in the ordinary course of business and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At December 31, 1999, the ratio of fixed versus floating debt was 50% -50%. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

     The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of December 31, 1999. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity.
For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.






                       [Continued on following page]


                                            Expected Fiscal Year of Maturity
                             __________________________________________________________________________________
(In millions)                                                                                            Fair
Fixed Rate Debt:             2000     2001     2002     2003     2004     2005     Thereafter   Total    Value
Medium-term notes            $ --     $ --     $ 50     $ --     $ 75     $ --      $100        $225     $205
 Interest expense            $  4     $ 17     $ 15     $ 13     $ 13     $  8      $ 11        $ 81
 Average interest rate       7.41%    7.41%    7.42%    7.49%    7.49%    7.75%     7.75%

Acquisition notes            $  1     $ 13     $ 19     $  2     $ 20     $ --      $  3        $ 58     $ 55
 Interest expense            $  1     $  4     $  3     $  2     $  2     $ --      $ --        $ 12
 Average interest rate       7.45%    7.45%    7.45%    7.45%    7.45%    7.45%     7.45%

Other notes                  $ --     $  1     $  1     $  1     $ --     $ --      $ --        $  3     $  3
 Average interest rate       7.55%    7.55%    7.55%    7.55%

Variable Rate Debt:

Revolving credit facilities  $ --     $ --     $ --     $509     $ --     $ --      $ --        $509     $509
 Interest expense            $ 34     $ 34     $ 34     $ 34     $ --     $ --      $ --        $136
 Interest rate (a)           6.70%    6.70%    6.70%    6.70%

Other notes                  $ --     $ --     $  7     $ --     $ --     $  1      $ --        $  8     $  8
 Average interest rate       9.22%    9.22%    9.00%    7.27%    7.27%    7.27%

US denominated Swaps:
15 Swaps Receive
   Variable/Pay Fixed        $  5     $ 55     $170     $ 93     $ --     $ 40      $ --        $363     $ (5)
   Variable Receive rate
    (3 month LIBOR)= 6.12%
   Weighted average
    pay rate = 6.32%

7 Swaps Receive
   Fixed/Pay Variable        $ 57     $ 50     $ 50     $ --     $ 30     $ --      $ 50        $237     $ --
   Weighted average
    receive rate = 6.60%
   Variable pay rate
    (6 month LIBOR)=5.57%

Canadian $ denominated Swaps:
3 Swaps Receive
   Variable/Pay Fixed        $  3     $  3     $  2     $ --     $ --     $ --      $ --        $  8     $ --
   Variable Receive rate
    (3 month CAD BA) = 4.91% (b)
   Weighted average
    pay rate = 6.66%

Other LIBOR based agreements:

Operating leases with trust  $ --     $  1     $  1     $  1     $ 44     $ --      $ --        $ 47     $ 47
  Variable rate
   (3 month LIBOR plus
   130 basis points = 7.42%



(a)  The variable rate of long-term debt obligations is based on the London
Interbank Offered Rate ("LIBOR") as of December 31, 1999. For future periods, the variable interest rate is assumed to remain at 6.70% with the principal balance of long-term debt obligations held constant at $509 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").


Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.


Foreign Currency Rate Risk

     Certain subsidiaries of the Company are located in foreign countries. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.

PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

     For information regarding certain litigation, reference is made to the Company's Form 10-Q for the quarter ended June 30, 1999, which is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description

         11         Calculation of earnings per share

         27         Financial Data Schedules as of December 31, 1999 and 1998

b.  Reports on Form 8-K

      On November 1, 1999, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the second quarter and six months ended September 30, 1999.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Airgas, Inc.
                                                   (Registrant)






Date:  February 11, 2000                        /s/ Roger F. Millay
                                                    Roger F. Millay
                                                    Senior Vice President and
                                                    Chief Financial Officer