Form 10-K405
period 2000-03-31
AIRGAS INC
filed 2000-06-12
CIK 804212

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2000

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


                                            Name of Each Exchange
    Title of Each Class                      on Which Registered
Common Stock, par value $.01 per share      New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 62,682,081 shares of voting stock held by non-affiliates of the Registrant was approximately $337 million computed by reference to the closing price of such stock on the New York Stock Exchange on June 2, 2000. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of common stock outstanding as of June 2, 2000 was 65,963,656.

                    DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 3, 2000 is partially incorporated by reference into Part
III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                               AIRGAS, INC.

                             TABLE OF CONTENTS

                                  PART I
ITEM NO.                                                         PAGE
1.   Business....................................................  3
     General.....................................................  3
     Distribution................................................  3
     Gas Operations..............................................  4
     Airgas Growth Strategies....................................  5
     Regulatory and Environmental Matters........................  6
     Insurance...................................................  6
     Employees...................................................  6
     Patents, Trademarks and Licenses............................  6
     Executive Officers of the Company...........................  6

2.   Properties..................................................  8

3.   Legal Proceedings...........................................  8

4.   Submission of Matters to a Vote of Security Holders.........  8


                                  PART II

5.   Market for the Company's Common Stock and Related
     Stockholder Matters.........................................  9

6.   Selected Financial Data..................................... 10

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................... 12

7A.  Quantitative and Qualitative Disclosures About Market Risk.. 25

8.   Financial Statements and Supplementary Data................. 27

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 27

                                  PART III

10.  Directors and Executive Officers of the Company............. 27

11.  Executive Compensation...................................... 27

12.  Security Ownership of Certain Beneficial Owners and
     Management.................................................. 27

13.  Certain Relationships and Related Transactions.............. 27

                                  PART IV

14.  Exhibits, Financial Statements Schedules, and
     Reports on Form 8-K......................................... 28

Signatures....................................................... 31

                                  PART I
ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. and subsidiaries ("Airgas" or the "Company") is the largest distributor of industrial, medical and specialty gases (delivered in "packaged" or cylinder form) and related welding supplies and equipment, and the third largest distributor of safety products in the United States. Airgas also produces and distributes dry ice and liquid carbon dioxide in the United States. Airgas' distribution network consists of approximately 700 locations in 44 states, including branch locations, distribution centers, catalog operations, inbound call centers and outbound telemarketing operations. Sales were $1.54 billion, $1.56 billion and $1.45 billion in fiscal years 2000, 1999 and 1998, respectively.

     The Company's operating segments consist of Distribution and Gas Operations. Financial information by business segment can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), "Financial Statements and Supplementary Data", and
Note 22 to the Company's consolidated financial statements under Item 8. Descriptions of the operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for approximately 90% of consolidated sales and reflects the distribution of industrial, medical and specialty gases, safety products, and industrial tools and supplies. The Distribution segment also includes the equity in earnings from a joint venture with National Welders Supply Company, Inc., which is a producer and distributor of industrial, medical and specialty gases and related welding supplies and equipment.

Principal Products and Services

     The Distribution segment's principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. Gas and rent represent approximately 42%, 40% and 40% of the Distribution segment's sales in each of the fiscal years 2000, 1999 and 1998, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies, certain of which are considered as maintenance, repair and operations ("MRO") products. In each of the fiscal years 2000, 1999 and 1998, hardgoods sales represent approximately 58%, 60% and 60% of the Distribution segment's sales, respectively (see Note 22 of the Company's Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

     The Company believes the North American market for industrial, medical and specialty gases to be approximately $9.5 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply and cylinder ("packaged gas") supply. On-site supply accounts for approximately 74% of the gas volume delivered in North America. Bulk or merchant supply accounts for 23% of the volume, and packaged gas supply accounts for 3% of the volume delivered annually. However, the packaged gas supply mode accounts for 34% of the value, or $3.2 billion, of the industrial, medical and specialty gases sold in North America. The bulk or merchant supply mode accounts for an additional 34% of the value of annual gas sales. Airgas' market focus has been on the packaged gas segment of the market and on small bulk customers.

     Airgas is the largest distributor of packaged gases in the United States with approximately a 14% market share. The Company's competitors in the packaged gases market are approximately 900 independent distributors that serve approximately 45% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. ("Praxair"), Air Products and Chemicals, Inc. ("Air Products"), Liquid Air Corporation of America ("Air Liquide"), and BOC Gases Group ("BOC Gases"), serve the remaining 41% of the packaged gas market.

     The Company estimates the United States market for hardgoods products, including welding supplies and equipment, safety products, and industrial tools and supplies, to be approximately $55 billion annually. The market for hardgoods products is highly fragmented and is serviced through multiple distribution channels. Airgas offers its lines of hardgoods products through branch stores, direct sales representatives, telemarketing, e-commerce and catalogs. The Company believes its share of the hardgoods market is less than 2%. Competition at the local level consists primarily of small, branch-based distribution companies. At the national level, Airgas competes with large, branch-based and direct marketers, such as W.W. Grainger, Inc., Vallen Corporation and MSC Industrial Direct, Inc., as well as the large integrated gas producers.

Customer Base

     The Company's customer base is broad and includes many major industries. The Company estimates the following industry segments account for the indicated percentages of the Company's total sales:

- Manufacturing (56%) - principally producers of fabricated metal products (16%), industrial and transportation equipment (9%), chemical products (8%), and primary metal products (6%);
-  Service Sector (10%) - principally medical and health services (4%);
-  Agriculture and Mining (8%);
-  Construction (7%);
-  Wholesale Trade (6%); and
-  All Other (13%).

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company also manufactures certain gases, including acetylene, nitrous oxide, nitrogen, oxygen and argon. The Company believes that if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements.

GAS OPERATIONS

     The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, specialty gases and nitrous oxide. The Company also operates two air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. A description of the businesses included in the Gas Operations segment is as follows:

Dry Ice

     The Company is a producer and distributor of dry ice in the United States. Customers include food processors, wholesale trade and supermarkets. The dry ice business generally experiences a higher level of sales in the second and third quarters of the fiscal year due to weather-related demand. The Company's carbon dioxide requirements (dry ice is the solid form of carbon dioxide) come from internal sources with the balance purchased from the major producers of carbon dioxide.

Carbon Dioxide

     The Company is a producer and distributor of liquid carbon dioxide. Carbon dioxide requirements are primarily obtained from carbon dioxide
reserves owned by the Company and through a 50% joint venture.   The joint
venture also produces and sells liquid carbon dioxide to other producers of
industrial gases.   The Company operates carbon dioxide reserves and a
related pipeline which are located in Mississippi and Louisiana. Carbon dioxide from the Company's reserves is also sold to competitors, including Praxair and BOC Gases. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $400 million annually. The largest customer segments include food and beverage producers, chemical producers and oil and gas extraction. The Company primarily competes with three major carbon dioxide companies, Praxair, BOC Gases and Air Liquide, which produce over 80% of the United States merchant carbon dioxide volumes.

Specialty and Other Gases

     The Company operates six "A" labs, full scale testing and blending facilities, which blend various special application gas mixes, ultra high purity grade gases, pure hydrocarbon mixtures, EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. Specialty gases produced are primarily sold to the Distribution segment (see Note 22 of the Company's Consolidated Financial Statements for disclosure related to segment sales). The third-party customer base for these products consists primarily of research facilities and biotechnology, pharmaceutical, food processing and environmental-related businesses. Gas Operations also provides technical support to 32 "B" labs, limited scale testing and blending facilities, which are operated by the Distribution segment. The "A" and "B" labs perform testing and certification services for gas purity.

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

     The Company believes that if a contractual arrangement with any Gas Operations segment supplier was terminated, it would not have a material adverse effect on operations. However, two of the Company's 14 dry ice production facilities are located on property owned by BOC Gases. If the current arrangements with BOC Gases were terminated, the Company's dry ice production capabilities may be reduced.

AIRGAS GROWTH STRATEGIES

     The Company's strategy is to focus on internal growth, supplemented by packaged gas distributor acquisitions. To enhance internal growth, the Company has selectively added complementary product offerings in order to leverage its distribution network.

     The industrial gas distribution industry continues to undergo a consolidation, which Airgas believes will present opportunities to acquire industrial gas distributors. The Company believes that its competitive advantages in acquiring distributors are its extensive distribution network, its well-organized acquisition program, its flexibility in structuring acquisitions to meet sellers' needs and its ability to offer sellers and their employees a continuing role in the Company. In seeking to acquire gas distributors, the Company competes with the large vertically integrated gas producers and other independent distributors.

     The Company has financed distributor acquisitions primarily with debt and internally generated funds. The Company has been able to obtain debt financing due to its ability to generate cash flow from operating activities. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental purposes during fiscal 2000 were not material.

INSURANCE

     The Company has established insurance programs to cover workers' compensation, business automobile, general and product liability. These programs have self-insured retention of $500,000 per occurrence. Estimated losses are accrued based upon the Company's experience for the aggregate liability for claims incurred and claims incurred but not reported. The Company believes its insurance reserves are adequate.

EMPLOYEES

     On March 31, 2000, the Company employed approximately 8,000 employees of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas," "Carbonic Reserves," "Red-D-Arc," "RED-D-ARC WELDERENTAL," "Dyna-Switch," "Gold Gas," "Stainless Mix," "Steelmix" and "Alummix." The Company holds a patent registration for "Fluid Bed Air Cooling System," a method and apparatus for conveying dry ice. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                   Age   Position

Peter McCausland (1)   50   Chairman of the Board and Chief Executive Officer
William A. Rice, Jr.   53   President and Chief Operating Officer
Roger F. Millay        42   Senior Vice President and Chief Financial Officer
Alfred B. Crichton     52   Division President - West
John Musselman         51   Division President - East
Ted R. Schulte         49   Vice President - Gas Operations
Andrew R. Cichocki     37   Senior Vice President - Business Operations and
                            Planning
Samuel H. Goldstein    41   Senior Vice President and Chief Information
                            Officer
Gordon L. Keen, Jr.    55   Senior Vice President - Law and Corporate
                            Development
Patrick M. Visintainer 36   Senior Vice President - Sales
Michael L. Molinini    49   Vice President - Hardgoods Operations
__________________
(1)  Member of the Board of Directors

     Mr. McCausland has been the Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, and from April 1997 to December 1998. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products. He also serves on the Board of Trustees of the Eisenhower Exchange Fellowships.

     Mr. Rice has been President and Chief Operating Officer since January 1999. Prior to 1999, he served as Group President - Airgas Direct Industrial from April 1997 to December 1998 and Airgas' Division President
- Industrial Distribution and Purchasing from April 1995 to March 1997.

     Mr. Millay has been Senior Vice President and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999. Prior to that, Mr. Millay served in various positions since joining General Electric Capital Corporation in July 1987.

     Mr. Crichton has been Division President - West since February 1993.

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

     Mr. Goldstein has been Senior Vice President and Chief Information Officer since January 1999. Prior to that, Mr. Goldstein served as Vice President and Chief Information Officer from September 1996 to December 1998. He joined Airgas from KPMG LLP, where he served as a National Service Leader for the Consulting Division from June 1991 to September 1996.

     Mr. Keen has been Senior Vice President - Law and Corporate
Development since April 1997. Prior to that, Mr. Keen served as Vice President - Corporate Development from January 1992 to March 1997.

     Mr. Visintainer has been Senior Vice President - Sales since January 1999. Prior to that, Mr. Visintainer served as Vice President - Sales and Marketing from February 1998 to December 1998 and as President of one of the Company's subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager - Industrial/Special Gases and National Accounts Manager.

     Mr. Molinini has been Vice President - Hardgoods Operations since joining the Company in April 1997. Prior to that, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company since 1991.

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company's Distribution segment operates a network of approximately 560 branch stores, 32 "B grade" gas laboratories, 17 acetylene manufacturing facilities, five regional distribution centers, 100 cylinder fill plants and various customer call centers. The Distribution segment conducts business in 44 states. The Company owns approximately 25% of these facilities. The remaining facilities are primarily leased from third parties. Facilities leased from employees are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

     The Company's Gas Operations' segment consists of businesses, located throughout the United States, which operate approximately 60 branch locations, seven liquid carbon dioxide and 14 dry ice production facilities, five "A grade" gas laboratories, six nitrous oxide production facilities and a carbon dioxide pipeline. The Company owns approximately 50% of these facilities. The remaining facilities are leased from third parties.

     During fiscal 2000, the Company's production facilities operated at approximately 75% of capacity.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock (the "common stock") is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock
Exchange:

                               High          Low
Fiscal 2000

First Quarter                $12.31       $ 8.31
Second Quarter                13.75        10.00
Third Quarter                 11.50         8.44
Fourth Quarter                 9.88         6.06


Fiscal 1999

First Quarter                $18.81       $13.94
Second Quarter                14.25        11.50
Third Quarter                 12.56         8.50
Fourth Quarter                10.13         8.13
______________________

     The closing sale price of the Company's common stock as reported by the New York Stock Exchange on June 2, 2000, was $5.38 per share. As of June 2, 2000, there were approximately 12,500 shareholders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

(In thousands, except per share amounts):

                                                 Years Ended March 31,
                                    2000 (1)    1999 (2)    1998 (3)    1997 (4)    1996
Operating Results:
Net sales                          $1,542,334  $1,561,218  $1,447,990  $1,158,894  $ 838,144
Depreciation & amortization            89,308      87,926      76,670      62,491     45,762
Operating income                      106,731     112,996     118,948      82,285     92,985
Interest expense, net                  57,560      60,298      53,290      39,752     24,862
Income taxes                           31,551      34,437      29,989      21,080     28,522
Net earnings                           38,283      51,924      40,540      23,266     39,720

Basic earnings per share           $      .55  $      .74  $      .59  $      .35  $     .63

Diluted earnings per share         $      .54  $      .72  $      .57  $      .34  $     .60


Balance Sheet Data:
Working capital                    $  189,194  $  165,416  $  141,276  $  124,849  $  81,588
Total assets                        1,739,331   1,698,472   1,641,474   1,291,031    883,642
Current portion of long-term debt      20,071      19,645      12,150      25,158     12,179
Long-term debt                        857,422     847,841     830,845     629,931    385,832
Other non-current liabilities          28,998      23,585      36,842      29,601     34,490
Stockholders' equity (5)           $  472,507  $  470,945  $  426,873  $  336,657  $ 236,209


____________________________

(1) As discussed in Notes 1, 2 and 3 to the Company's consolidated financial statements, the results for fiscal 2000 include:
     (a) special charge recoveries of $2.8 million ($1.7 million after-tax) primarily consisting of an insurance settlement related to a fiscal 1997 loss, (b) non-recurring gains of $14.9 million ($7.8 million after-tax) relating to the divestiture of the Company's operations in Poland and Thailand and a $2.6 million ($800 thousand after-tax) gain from the divestiture of a non-core medical equipment distribution business, (c) other charges, including a litigation charge of $7.5 million ($4.8 million after-tax) that represents an estimate of the Company's overall costs associated with the defense and settlement of certain lawsuits, a $3.8 million ($2.2 million after-tax) inventory write-down related to certain specialty gases, and a $590 thousand after-tax charge representing the cumulative effect of an accounting change.
(2) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1999 include: (a) special charge recoveries of $1.0 million ($575 thousand after-tax) for reserve adjustments related to the divestiture of two non-core businesses, (b) non-recurring gains of $25.5 million ($15 million after-tax) relating to the divestiture of the Company's calcium carbide and carbon products operations, and (c) a $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

(3) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1998 include: (a) fourth quarter special charges of $22.4 million ($14.3 million after-tax) which consisted of severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by a one-time net gain related to an acquisition break-up fee of $3 million ($1.9 million after-tax), (b) a non-recurring gain of $14.5 million ($9.4 million after-tax) from the partial recovery of refrigerant losses, and (c) a non-recurring gain on the sale of a non-core business.
(4)  In fiscal 1997, the Company recorded special charges totaling $31.4 million
     ($20.2 million after-tax) related to the fraudulent breach of contract by a third-party supplier of refrigerant gas and an after-tax loss on the sale of a non-core business.
(5)  The Company has not paid any dividends on its common stock.

                              AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 2000 COMPARED TO 1999

OVERVIEW

  The Company's net sales for the fiscal year ended March 31, 2000 were $1.54 billion compared to $1.56 billion in the prior year. Net sales in fiscal 2000 were impacted by continued slowness in certain manufacturing and industrial markets served by the Company. The Company believes these markets hit a cyclical low in the first quarter of fiscal 2000. The
Company has experienced improved same-store sales comparisons in each of the last three quarters. In the fiscal fourth quarter, year over year same-store sales improved by 1.8%. Net earnings for fiscal 2000 were $38.3 million, or $.54 per diluted share, compared to $51.9 million, or $.72 per diluted share, in fiscal 1999. Net earnings for fiscal years 2000 and 1999 were impacted by special charges, non-recurring gains and other charges as described below.

      Fiscal 2000 includes:

      - Special charge recoveries of $2.8 million ($1.7 million after-tax) primarily consisting of an insurance settlement related to a fiscal 1997 loss.
      - Non-recurring gains of $14.9 million ($7.8 million after-tax) relating to the divestiture of the Company's operations in Poland and Thailand and a $2.6 million ($800 thousand after-tax) gain from the divestiture of a non-core medical equipment distribution business.
      - Other charges, including a litigation charge of $7.5 million ($4.8 million after-tax) that represents an estimate of the Company's overall costs associated with the defense and settlement of certain lawsuits, a $3.8 million ($2.2 million after-tax) inventory write-down related to certain specialty gases, and a $590 thousand after-tax charge representing the cumulative effect of an accounting change.

      Excluding the effect of these items, net earnings were $.52 per diluted share in fiscal 2000.

      Fiscal 1999 includes:

      - Special charge recoveries of $1.0 million ($575 thousand after-tax) for reserve adjustments related to the divestiture of two non-core businesses.
      - Non-recurring gains of $25.5 million ($15 million after-tax) relating to the divestiture of the Company's calcium carbide and carbon products operations.
      - A $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

      Excluding the effect of these items, net earnings were $.48 per diluted share in fiscal 1999.

  During fiscal 2000, the Company completed the divestiture of its operations in Poland and Thailand. Through the date of disposition, the operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 of $12.7 million and $550 thousand, respectively. The operations in Poland and Thailand were reported in the Gas Operations segment. The Company also expects to complete the divestiture of its equity investments in India during the first half of fiscal 2001. The divestiture of the Indian investments will complete the Company's Repositioning Plan as discussed on page 17.

  During fiscal 2000, the Company acquired six distributors of industrial gas and related equipment with aggregate annual sales of approximately $97 million, including the acquisition of Mallinckrodt Inc.'s Puritan-Bennett medical gas business. Puritan-Bennett, with historical annual sales of approximately $70 million, distributes medical gases through a network of 36 locations with 390 employees in the United States and Canada.

  In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. During fiscal 2000 and through April 2000, the Company substantially completed the repurchase of shares under the authorization. At June 2, 2000, approximately 500 thousand shares may be repurchased under the current share repurchase authorization.

INCOME STATEMENT COMMENTARY

Net Sales

Net sales decreased 1.2% in fiscal 2000 compared to 1999.



(In thousands)         2000         1999       Increase/(Decrease)
 Distribution       $1,409,949   $1,406,184    $  3,765     0.3%
 Gas Operations        132,385      155,034     (22,649)  (14.6%)
                    $1,542,334   $1,561,218    $(18,884)   (1.2%)

  The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. For fiscal 2000, Distribution sales increased $3.8 million as a result of net acquisition and divestiture activity of $23.1 million, offset by a same-store sales decline of $19.3 million (-1.7%). Fiscal 2000 sales increased $37.3 million from seventeen distributor acquisitions since April 1, 1998, offset primarily by the divestiture of four businesses. The decrease in same-store sales resulted from a $32.5 million (-4.2%) decline in hardgoods sales, partially offset by gas and rent same-store sales growth of $13.2 million (1.9%). Lower sales of hardgoods resulted from general slowness in certain manufacturing and industrial markets served by the Company including: metal fabrication, oil exploration and extraction, agriculture, mining and shipbuilding. Gas and rent same-store sales growth was primarily attributable to the Company's expansion of its rental welder fleet and improvements in certain gas product sales including bulk, refrigerant and medical gases. The Distribution segment has experienced improving same-store sales comparisons in each of the last three quarters of fiscal 2000. In the fiscal fourth quarter, year over year same-store sales improved by 1.2%.

  Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling, the production of food and beverages, chemical products, and oil and gas extraction. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales decreased $22.6 million in fiscal 2000 compared to the prior year as a result of the decrease in sales resulting from the net acquisition and divestiture activity of $27.6 million, partially offset by same-store sales growth of $5.0 million (3.5%). Sales decreased $35.7 million primarily due to the divestiture of the Company's calcium carbide and carbon operations in December 1998 and the divestiture of operations in Poland and Thailand in August 1999. The decrease in sales resulting from divestitures was partially offset by the acquisition of four dry ice companies since April 1, 1998 which contributed sales of $8.1 million in fiscal 2000. Gas Operations' same-store sales growth resulted from higher liquid carbon dioxide, dry ice and nitrous oxide volumes. Pricing in fiscal 2000 generally remained stable for these products compared to the prior year.

  The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. Future same-store sales growth is dependent on the economy, competition and the Company's ability to implement price increases and sell additional products and services to existing and new customers.
Gross Profits

Gross profits increased 0.4% in fiscal 2000 compared to 1999.


(In thousands)         2000         1999      Increase/(Decrease)
 Distribution       $649,827     $637,616     $12,211      1.9%
 Gas Operations       75,910       85,547      (9,637)   (11.3%)
                    $725,737     $723,163     $ 2,574      0.4%

  Distribution gross profits increased $12.2 million resulting from acquisitions, which contributed gross profits of $20.9 million, partially offset by divestitures which had gross profits of $7.8 million in the prior year. Same-store gross profits declined $900 thousand (-0.5%) compared to the prior year. The decline in same-store gross profits consisted of a decrease in hardgoods gross profits of $10.6 million (-5.0%), partially offset by gas and rent gross profit growth of $9.7 million (1.9%). The decrease in hardgoods same-store gross profits resulted primarily from lower sales volumes in certain manufacturing and industrial markets. Same-store gross profits of gas and rent increased as a result of higher gas volumes and increased rent primarily from an expanded rental welder fleet. The overall Distribution gross profit margin of 46.1% in fiscal 2000 increased 80 basis points from 45.3% in the prior year primarily as a result of a shift in sales mix more heavily weighted towards higher margin gas and rental revenues. Gas and rent comprised 42.0% of distribution sales in fiscal 2000 compared to 40.5% in fiscal 1999. Although a competitive hardgoods environment has somewhat increased pricing pressures to the Company's customers, hardgoods margins have been helped by lower product costs resulting from centralized hardgoods purchasing initiatives and sales growth of higher margin private label products.

  The decrease in Gas Operations gross profits of $9.6 million resulted from divestitures and an inventory write-down, partially offset by acquisitions and same same-store gross profit growth. Gross profits decreased $13.4 million from divestitures and $3.8 million from an inventory write-down related to certain specialty gases. The gross profit decline was partially offset by the acquisition of four dry ice businesses that contributed $5.0 million to fiscal 2000 gross profits and by same-store gross profit growth of $2.6 million (2.9%). Gas Operations' gross profit margin, excluding the impact of divestitures, decreased to 57.5% in fiscal 2000 compared to 60.2% in fiscal 1999 primarily due to the inventory write-down and increased sales volume of lower margin liquid carbon dioxide.

Operating Expenses

  Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $9.3 million (1.8%) compared to the prior fiscal year primarily from acquisitions with estimated operating expenses of $17 million and a fiscal 2000 fourth quarter litigation charge of $7.5 million, partially offset by divestitures with operating expenses of $11 million in the prior year and the impact of cost reductions initiated during the third and fourth quarters of fiscal 1999. The litigation charge represents an estimate of the overall costs associated with the defense and settlement of certain lawsuits related to the Company's hazardous materials fees. Operating cost reductions related to such areas as headcount and administrative functions helped control operating costs and expenses during fiscal 2000. On a same-store basis, operating expenses decreased approximately $4 million in fiscal 2000 as compared to fiscal 1999. Although cost control and reductions resulted in lower operating expenses on a same-store basis in fiscal 2000, the Company experienced higher operating expenses in the fourth quarter of fiscal 2000 primarily due to higher salary and wage costs, insurance and fuel costs. The Company intends to continue to focus on controlling operating costs and expenses. As a percentage of net sales, operating expenses, excluding the fourth quarter litigation charge, increased 50 basis points to 34% compared to fiscal 1999.

  Depreciation and amortization totaled $89.3 million in fiscal 2000 representing an increase of $1.4 million (1.6%) compared to fiscal 1999. Depreciation and amortization expense increased primarily as a result of net acquisition and divestiture activity and capital projects completed during the previous 24 months, partially offset by a decrease from a change in depreciable lives of bulk gas storage tanks. Depreciation and amortization expense relative to sales was 5.8% for the current period compared to 5.6% in the prior year.

Operating Income

Operating income, excluding special (charges) recoveries, decreased 7.2% in fiscal 2000 compared to 1999.


(In thousands)                   2000        1999     Increase/(Decrease)
 Distribution                 $ 94,671    $ 98,447    $(3,776)    (3.8%)
 Gas Operations                  9,231      13,549     (4,318)   (31.9%)
 Special (Charges) Recoveries    2,829       1,000      1,829        --
                              $106,731    $112,996    $(6,265)    (5.5%)

  The Distribution segment's operating income margin of 6.7% in fiscal 2000 decreased from 7.0% in fiscal 1999 primarily due to the fourth quarter litigation charge as discussed under "Operating Expenses." Excluding the litigation charge, the Distribution segment's operating income margin was 7.2% in fiscal 2000. Gas Operations' operating income margin of 7.0% in fiscal 2000 decreased from 8.7% in fiscal 1999 primarily due to divestitures with higher operating margins and the inventory write-down of certain specialty gases.

  Special (charges) recoveries in fiscal 2000 consist of recoveries of $2.8 million primarily consisting of an insurance settlement related to a fiscal 1997 loss. Special charges in fiscal 1999 include recoveries of $1 million from adjustments to reflect differences between the original loss estimates and the actual losses related to the divestiture of two non-core businesses during fiscal 1999.

Interest Expense

  Interest expense, net, totaled $57.6 million and represents a decrease of $2.7 million (-4.5%) compared to fiscal 1999. The decrease in interest expense was primarily attributable to lower average debt levels and lower average interest rates. The decrease in the average debt level in fiscal 2000 is primarily due to proceeds from divestitures and the sale-leaseback of certain equipment. In the fourth quarter of fiscal 2000, as a result of increasing market interest rates, the Company experienced higher interest costs. At March 31, 2000, the ratio of fixed to variable rate debt was 49% - 51%. As discussed in "Liquidity and Capital Resources" and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowings through participation in interest rate swap agreements.

Other Income, net

  Other income, net, totaled $17.8 million in fiscal 2000 compared to $26.7 million in fiscal 1999. Fiscal 2000 includes a $14.9 million gain from the divestitures of operations in Poland and Thailand. Fiscal 1999 includes a $25.5 million gain from the divestiture of the Company's calcium carbide and carbon products operations.

Equity in Earnings of Unconsolidated Affiliates

  Equity in earnings of unconsolidated affiliates of $3.4 million decreased from $7.0 million in fiscal 1999 primarily as a result of a $1.8 million insurance gain recorded by National Welders Supply in fiscal 1999 and lower earnings at both National Welders Supply and the Company's liquid carbon dioxide joint venture.

Income Tax Expense

  The effective income tax rate was 44.8% of pre-tax earnings in fiscal 2000 compared to 39.9% in 1999. Excluding the tax effect related to gains from divestitures and special charges in both periods, the effective income tax rate was 41.5% of pre-tax earnings in fiscal 2000 compared to 39.5% in 1999. The increase in the effective income tax rate was primarily from a decrease in earnings of unconsolidated equity affiliates and income tax from foreign divestitures.

Cumulative Effect of an Accounting Change

  In fiscal 2000, the Company adopted Statement of Position 98-5,
"Reporting on the Costs of Start-up Activities", resulting in a charge to net earnings of $590 thousand. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units constructed during fiscal 1998 and 1999.

Net Earnings

  Net earnings in fiscal 2000 were $38.3 million, or $.54 per diluted share, compared to $51.9 million, or $.72 per diluted share, in fiscal 1999.

                               AIRGAS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 1999 COMPARED TO 1998

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

  Non-recurring gains in 1999 consist of a $25.5 million ($15.0 million after-tax) non-recurring gain related to the divestiture of the Company's calcium carbide and carbon products operations and non-recurring gains of $2.8 million ($2.4 million after-tax) related to other special items. Special charges and non-recurring gains in 1998 consist of special charges which totaled $22.4 million ($14.3 million after-tax) which included severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by non-recurring gains related to an acquisition break-up fee of $3 million ($1.9 million after-tax), and a $14.5 million ($9.4 million after-tax) partial recovery of refrigerant losses.

  During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). During fiscal year 1999, the Company made substantial progress towards completing the goals and initiatives established in its Repositioning Plan. The Repositioning Plan included the consolidation of subsidiaries into larger regional companies, the standardizing of information systems, the implementation of a national information, procurement and logistics infrastructure and communications system, the consolidation of certain warehouse facilities into regional distribution centers and the divestiture of several non-core businesses. In addition, the Repositioning Plan included the sale, closure or downsizing of approximately 30 distribution locations and a reduction in the Company's workforce. Fiscal year 1998 special charges totaled $22.4 million ($14.3 million after-tax or $.20 per diluted share) which consisted of an impairment write-down of property, equipment and goodwill of $11.4 million, divestiture reserves of $6.9 million, facility exit costs of $2.6 million and severance of $1.6 million. During fiscal year 1999, progress was made in the following areas:

  - 34 businesses were merged into 15 regional companies;
  - computer systems were standardized and resulted in approximately 40 computer conversions;
  - the Company completed three of its planned divestitures and, in January 1999, announced the signing of a letter of intent with Linde AG, for the sale of the Company's operations in Poland and Thailand. The transaction closed in the second quarter of fiscal 2000;
  - certain branches and distribution centers were closed and/or consolidated; and
  - workforce reductions were made as planned.

  In connection with changes in the business, primarily related to a slowing in the industrial and manufacturing sectors, the Company modified its plans related to exiting certain facilities and adjusted facility exit reserves by $763 thousand. In addition, adjustments to divestiture reserves were made to reflect differences between previous estimates, amounts related to completed transactions and pending divestitures. The income statement effect of the adjustments to reserves for facility exit costs and divestitures was an increase in earnings of $1 million ($575 thousand after-tax) which was recorded in the quarter ended June 30, 1998.

  During fiscal 1999, the Company incurred approximately $16.3 million of expenses associated with the Repositioning Plan, of which approximately 60% are expected to be ongoing in future periods in support of the established infrastructure. In response to a slowing economy during 1999 and the increase in expenses associated with the Repositioning Plan, the Company embarked on a cost improvement program to control and reduce operating expenses. The cost improvements are expected to impact many areas of the Company's expense structure, including administrative cost reductions, consolidation of back offices, the closure of certain branch locations and lower interest costs through working capital improvements and reduced capital expenditures.

  In December 1998, the Company completed the divestiture of its calcium carbide and carbon products operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company and Elkem terminated the Elkem-American Carbide Company joint venture which marketed calcium carbide throughout the United States. The divestiture resulted in a non-recurring gain of $25.5 million ($15 million after-tax). The calcium carbide and carbon products operations generated annual sales of approximately $30 million which are reflected in the Company's Gas Operations segment.

  During fiscal 1999, the Company acquired 11 distributors of industrial gas and related equipment (Distribution segment) with aggregate annual sales of approximately $31 million and four manufacturers and distributors of dry ice (Gas Operations segment) with annual sales of approximately $20 million.

INCOME STATEMENT COMMENTARY

Net Sales

Net sales increased 8% in fiscal 1999 compared to 1998.


(In thousands)         1999         1998      Increase
 Distribution       $1,406,184   $1,321,958   $ 84,226    6.4%
 Gas Operations        155,034      126,032     29,002   23.0%
                    $1,561,218   $1,447,990   $113,228    7.8%

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

  Gas Operations' sales increased $29 million as a result of $38.6 million of carbon dioxide and dry ice acquisitions completed during fiscal 1998 and 1999, gas sales volume growth of $1.4 million and a decrease of $11.0 million as a result of the divestiture of the Company's calcium carbide and carbon products operations. Liquid carbon dioxide sales volumes, including pipeline volumes, increased during fiscal 1999; however, the increase was largely offset by lower prices due to increased industry production which
exceeded growth in demand.   Nitrous oxide sales declined approximately 4%
in fiscal 1999 compared to the prior year due to the general slowing in the manufacturing and industrial sectors.

Gross Profits

Gross profits increased 8% in fiscal 1999 compared to 1998.


(In thousands)         1999        1998     Increase
 Distribution       $637,616    $605,240    $32,376    5.3%
 Gas Operations       85,547      63,212     22,335   35.3%
                    $723,163    $668,452    $54,711    8.2%

  The increase in Distribution gross profits of approximately $32.4 million resulted from acquisitions which contributed approximately $35.1 million and same-store gross profit growth of approximately $5.1 million (.8%), offset by the divestiture of three businesses which contributed gross profits of approximately $7.8 million in the prior year. Same-store gross profit growth consisted of increases in gas and rent of $13.3 million (3.3%) and safety products of $4.4 million (12.5%), offset by same-store gross profit declines in welding supplies and equipment of $7.7 million (- 4.6%) and industrial tools and supplies of $4.9 million (-14.5%). Same-store gross profits of gases and rent increased as a result of higher gas volumes, helped by the Company's two air separation plants and increased rent associated with welding equipment, cylinders and bulk tanks. Same-store gross profits for safety products increased primarily due to sales volume growth. Same-store gross profit declines in industrial tools and welding supplies and equipment resulted primarily from a general slowing in the manufacturing and industrial sectors during fiscal 1999 and from price reductions in certain regions to retain market share. Overall, gross margins of 45.3% in fiscal 1999 declined 50 basis points from 45.8% in fiscal 1998 due primarily to pricing pressures of hardgoods products. Gas
margins were relatively consistent year-over-year.   Acquisitions, which
had an average gross margin of approximately 41% partially contributed to the gross margin decline.

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

Operating Expenses

  Operating expenses increased approximately $55 million compared to fiscal 1998 primarily as a result of acquisitions and higher operating expenses which included direct repositioning expenses. Repositioning expenses were estimated to total approximately $16 million in fiscal 1999 as a result of computer conversions, relocation and other personnel expenses and facility-related costs. Ongoing costs which are included in the repositioning expense amounts total approximately $10 million and are primarily related to the costs of operating a national computer center and communications system, regional distribution centers and additional salary expense related to new product line sales personnel. As a percentage of net sales, operating expenses increased 120 basis points to 33.5% in fiscal 1999 compared to the prior year.

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


(In thousands)                   1999        1998     Increase/(Decrease)
 Distribution                 $ 98,447    $111,472    $(13,025)  (11.7%)
 Gas Operations                 13,549      12,426       1,123     9.0%
 Special (Charges) Recoveries    1,000      (4,950)      5,950       --
                              $112,996    $118,948    $ (5,952)   (5.0%)

  The Distribution segment's operating income margin decreased to 7% in fiscal 1999 compared to 8.4% in fiscal 1998. The decrease resulted primarily from higher operating expenses, including expenses associated with the Company's Repositioning Plan and higher selling expenses related to expansion of safety products, specialty gases and welder rentals. The Repositioning expenses primarily impacted the Company's Distribution segment.

  The Gas Operations segment's operating margin decreased to 8.7% in fiscal 1999 compared to 9.9% in the prior year primarily as a result of carbon dioxide and dry ice acquisitions and related integration expenses.

  Special (charges) recoveries in fiscal 1999 include income of $1 million from adjustments to reflect differences between the original loss estimates and the actual losses related to the divestiture of two non-core businesses during fiscal 1999. Special charges in fiscal 1998 of $4.9 million primarily include charges related to the Repositioning Plan, partially offset by a recovery related to a fiscal 1997 loss and an acquisition break-up fee.

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

Income Tax Expense

  The effective income tax rate was 39.9% of pre-tax earnings for fiscal 1999, compared to 42.5% in 1998. Excluding the tax effect of special charges and non-recurring gains, the effective income tax rate was 39.5% of pre-tax earnings for fiscal 1999, compared to 42.6% in 1998. The decrease in the effective income tax rate was primarily a result of an increase in earnings of unconsolidated equity affiliates and from the implementation of tax planning strategies.

Net Earnings

  Net earnings for fiscal 1999 were $51.9 million, or $.72 per diluted share, compared to $40.5 million, or $.57 per diluted share, in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

  The Company has primarily financed its operations, capital expenditures, stock repurchases and acquisitions with borrowings, proceeds from divestitures, and funds provided by operating activities.

  Cash flows from operating activities for fiscal 2000 totaled $100.1 million compared to $102.1 million in fiscal 1999. For fiscal 2000, adjustments to reconcile net income to net cash provided by operating activities primarily included depreciation and amortization of $89.3 million and deferred taxes of $13.1 million from temporary differences, offset by gains from divestitures of $17.7 million. Additionally, working capital components used $17.6 million of cash primarily from an increase in trade receivables related to an acquisition and lower accounts payable related to the timing of payments to vendors. Accounts receivable days' sales outstanding increased to 48 from 47 days and hardgoods days' supply of inventory also increased to 80 from 77 days compared to March 31, 1999 levels. The increase in hardgoods days' supply of inventory is primarily due to an increase in safety and welding product inventories in connection with centralized purchasing and distribution initiatives. As the number of the Company's business units purchasing from centralized warehouses increases, the Company expects inventory levels will decline.

  After-tax cash flow (net earnings, excluding special charges and non-recurring gains, plus depreciation, amortization and deferred income taxes) increased 2% to $141.7 million in fiscal 2000 compared to $138.3 million in the prior year.

  Cash used by investing activities totaled $65.5 million in fiscal
2000. Capital expenditures of $65.2 million were 36% lower compared to fiscal 1999 resulting from an improvement in asset utilization and controlling capital spending. Capital expenditures in fiscal 2000 associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $44 million or 68% of total capital spending. The Company paid $99.2 million, net of cash acquired, for six distribution businesses, which had historical annual sales and EBITDA of $97 million and $20 million, respectively. Fixed asset sales provided cash of $37.5 million and primarily included equipment sold in connection with a sale-leaseback transaction consummated during fiscal 2000. Proceeds from divestitures of certain foreign and other operations provided cash of $55.6 million.

  Financing activities used cash of $34.6 million primarily for the repurchase of the Company's common stock. Debt financing provided net cash of $8.9 million during fiscal 2000.

  The Company will continue to look for appropriate acquisitions of distributors. Future acquisitions, capital expenditures and costs associated with e-commerce are expected to be funded through the use of cash flow from operations, debt, common stock for certain acquisition candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs and should increase as the Company focuses on debt repayment in fiscal 2001. The Company also believes that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

  The Company does not currently pay dividends.

Financial Instruments

  The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$67 million) under a credit agreement with a maturity date of December 5, 2002. The credit agreement contains covenants which include the maintenance of certain financial ratios,
restrictions on additional borrowings and limitations on dividends.   At
March 31, 2000, the Company had borrowings under the agreement of approximately $555 million and $44 million Canadian (US$29 million). The Company also had commitments under letters of credit supported by the agreement of approximately $54 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $154 million at March 31, 2000. At March 31, 2000, the effective interest rate on borrowings under the credit facilities was 6.6% on U.S. borrowings and 5.5% on Canadian borrowings. In fiscal 2001, the Company anticipates that higher market interest rates will result in higher interest expense.

  At March 31, 2000, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at March 31, 2000, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $69 million with interest rates ranging from 6.0% to 10.0%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

  The Company manages its exposure to changes in market interest rates.
At March 31, 2000, the Company was party to 21 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate to $543 million in notional principal amount at March 31, 2000. Sixteen swap agreements with approximately $363 million in notional principal amount require fixed interest payments based on an average effective rate of 6.3% for remaining periods ranging between one and five years. Five swap agreements with approximately $180 million in notional principal amount require variable interest payments based on an average effective rate of 6.2% at March 31, 2000. Under the terms of three swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up-front. At March 31, 2000, approximately $4.5 million of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. At March 31, 2000, the ratio of fixed to variable rate debt was 49% to 51%.

Share Repurchase Programs

  In March 1999, the Airgas Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. During fiscal 2000, the Company repurchased approximately 5.3 million shares at an average cost of $8.71 per share, including 175 thousand shares to complete a previous repurchase program. Subsequent to March 31, 2000, the Company substantially completed its stock repurchase program with the repurchase of approximately 1.4 million shares for total consideration of $11.2 million through June 2, 2000. At June 2, 2000, approximately 500 thousand shares may be repurchased under the current share repurchase authorization.

Employee Benefits Trust

  In March 1999, the Company established a grantor trust (the
"Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a common stock Purchase Agreement, may sell shares of common stock to the Trust. Such common stock consists of shares the Company has purchased or will purchase on the open market or in private transactions. The common stock may also consist of shares issued directly to the Trust. During fiscal 2000, the Trust purchased 4.2 million shares of common stock, previously held as treasury stock, from the Company, for $35.4 million (based on the average market closing price for the five days preceding each transaction). The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes.
Approximately 230 thousand shares were issued from the Trust during fiscal 2000 for employee benefit programs. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust. Subsequent to March 31, 2000, the Trust purchased approximately 2 million shares of common stock, previously held as treasury stock, from the Company for approximately $11.3 million through June 2, 2000.

Inflation

  While the U.S. inflation rate has been modest for several years, rising costs continue to affect the Company's business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

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

OTHER

New Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management has evaluated the impact of SFAS 133 in connection with the Company's use of derivatives in managing interest rate risk. The Company's exposure to derivatives is limited to interest rate swap agreements which are highly effective in managing the Company's interest rate exposure. A high correlation exists between the terms of the interest rate swaps and the underlying debt obligations of the Company. As such, fluctuations in the fair value of the swaps are offset by an equal and opposite fluctuation in the carrying value of the underlying debt obligations. Consequentially, the implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company.

Forward-looking Statements

  This report contains statements that are forward looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: same store-sales trends, gross profit trends, operating expense trends, completion of anticipated divestitures, lower inventory levels, future acquisitions, future debt repayment, future sources of financing, performance of counterparties under interest rate swap agreements, the level of competition and general economic conditions in the industrial markets served by the Company. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth and continued improvement in same-store sales, the Company's ability to reduce costs and control operating expenses, the potential impact of higher operating expenses in future periods, any potential problems relating to Year 2000 matters, the ability to manage interest rate exposure, the success of higher margin private label products, the success of centralized purchasing and distribution initiatives in reducing inventory levels and lowering product costs, the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, the outcome and costs associated with the defense and settlement of lawsuits related to hazardous material fees, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes, in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At March 31, 2000, the ratio of fixed to variable rate debt was 49% to 51%. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of `A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of March 31, 2000. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity.
For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.



                                      Expected Fiscal Year of Maturity
(In millions)                                                                                  Fair
                              2001     2002     2003     2004     2005    Thereafter   Total   Value
Fixed Rate Debt:

Medium-term notes             $ --     $ 50     $ --     $ 75     $ --    $100         $225    $186
 Interest expense             $ 17     $ 15     $ 13     $ 13     $  8    $ 11         $ 77
 Average interest rate       7.41%    7.42%    7.49%    7.49%    7.75%   7.75%

Acquisition notes             $ 19     $ 15     $  1     $ 20     $ --    $  3         $ 58    $ 51
 Interest expense             $  1     $  1     $ --     $  2     $ --    $ --         $  4
 Average interest rate       7.45%    7.45%    7.45%    7.45%     $ --    7.45%

Other notes                   $  1     $  1     $  1     $ --     $ --    $ --         $  3    $  3
 Average interest rate       7.55%    7.55%    7.55%

Variable Rate Debt:

Revolving credit facilities   $ --     $ --     $584     $ --     $ --    $ --         $584    $584
 Interest expense             $ 39     $ 39     $ 39     $ --     $ --    $ --         $117
 Interest rate (a)           6.56%    6.56%    6.56%

Other notes                   $ --     $  7     $ --     $ --     $  1    $ --         $  8    $  8
 Average interest rate                10.00%                     7.27%


 (a)  The variable rate of long-term debt obligations is based on the London
Interbank Offered Rate ("LIBOR") as of March 31, 2000. For future periods, the variable interest rate is assumed to remain at 6.6% with the principal balance of long-term debt obligations held constant at $584 million.
However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.



                                      Expected Fiscal Year of Maturity
(In millions)
                                                                                               Fair
                              2001     2002     2003     2004     2005    Thereafter   Total   Value
Interest Rate Swaps:

US $ denominated Swaps:
14 Swaps Receive
    Variable/Pay Fixed        $ 63     $177     $ 78     $ --     $ 40    $ --         $358    $ (3)
    Variable Receive rate
     (3 month LIBOR) = 6.10%
    Weighted average
     Pay rate = 6.30%

5  Swaps Receive
    Fixed/Pay Variable        $ 50     $ 50     $ --     $ 30     $ --    $ 50         $180    $ --
    Weighted average
     Receive rate = 6.74%
    Variable pay rate
     (6 month LIBOR) = 6.22%

Canadian $ denominated Swaps:
2  Swaps Receive
    Variable/Pay Fixed        $  3     $  2     $ --     $ --     $  --   $ --         $  5    $ --
     (3 month CAD BA (b)) = 5.11%
    Weighted average
     Pay rate = 7.11%

Other LIBOR based agreements:

Operating leases with trust   $  2     $  1     $  1     $ 43     $  --   $ --         $ 47    $ 47
    Variable rate
     (3 month LIBOR plus 130
      Basis points) = 7.40%


(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2000, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-40 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

(b)  Reports on Form 8-K.

     On January 28, 2000, the Company filed a current report on Form 8-K pursuant to Item 5, reporting its earnings for the third quarter and nine months ended December 31, 1999. The current report on Form 8-K also included an announcement of the completion of the Company's acquisition of Mallinckrodt, Inc.'s Puritan-Bennett medical gas business on January 21, 2000.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.   Description

3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

3.2 Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company's September 30, 1999 Report on Form 10-Q).

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

* 10.12 Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1999 Report on Form 10-K).

*10.13 Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee.

*10.14        Change of Control Agreement between Airgas, Inc. and William A.
              Rice, Jr. dated March 17, 1999. Nine other Executive Officers, including Peter McCausland, are parties to substantially identical agreements. (Incorporated by reference to Exhibit
              10.13 to the Company's March 31, 1999 Report on Form 10-K).

*10.15        Change of Control Agreement between Airgas, Inc. and Roger F.
              Millay dated January 3, 2000.

*10.16 2000 Management Incentive Plan for Corporate Employees dated April 1, 1999. (Incorporated by reference to Exhibit 10.14 to the Company's March 31, 1999 Report on Form 10-K).

*10.17 2000 Management Incentive Plan for Business Unit Employees dated April 1, 1999. (Incorporated by reference to Exhibit 10.15 to the Company's March 31, 1999 Report on Form 10-K).

*10.18 2001 Management Incentive Plan for Business Unit Employees dated May 23, 2000.

*10.19 2001 Management Incentive Plan for Corporate Office Employees dated May 23, 2000.

(11)          Statement re: computation of earnings per share.
(21)          Subsidiaries of the Company.
(23.1)        Consent of KPMG LLP.
(27)          Financial data schedule - March 31, 2000
_____________
* A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2000

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

        Signature              Title                             Date

/s/ Peter McCausland           Director, Chairman of the Board,  June 8, 2000
____________________________   and Chief Executive Officer
(Peter McCausland)


/s/ Roger F. Millay            Senior Vice President and Chief   June 8, 2000
____________________________   Financial Officer
(Roger F. Millay)              (Principal Financial Officer)


/s/ Jeffrey P. Cornwell        Vice President and Corporate      June 8, 2000
____________________________   Controller
(Jeffrey P. Cornwell)          (Principal Accounting Officer)


/s/ W. Thacher Brown           Director                          June 8, 2000
____________________________
(W. Thacher Brown)


/s/ Frank B. Foster, III       Director                          June 8, 2000
____________________________
(Frank B. Foster, III)


/s/ James W. Hovey             Director                          June 8, 2000
____________________________
(James W. Hovey)


/s/ John A.H. Shober           Director                          June 8, 2000
____________________________
(John A.H. Shober)

/s/ Paula A. Sneed             Director                          June 8, 2000
____________________________
(Paula A. Sneed)


/s/ David M. Stout             Director                          June 8, 2000
____________________________
(David M. Stout)


/s/ Lee M. Thomas              Director                          June 4, 2000
____________________________
(Lee M. Thomas)


/s/ Robert L. Yohe             Director                          June 8, 2000
____________________________
(Robert L. Yohe)

                       AIRGAS, INC. AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES


                                                            Page
                                                         Reference In
                                                          Report On
                                                          Form 10-K

Financial Statements:

Independent Auditors' Report..............................  F-2

Statement of Management's Financial Responsibility........  F-3

Consolidated Balance Sheets as of March 31, 2000 and 1999.  F-4

Consolidated Statements of Earnings for the Years Ended
 March 31, 2000, 1999 and 1998............................  F-5

Consolidated Statements of Stockholders' Equity for the
 Years Ended March 31, 2000, 1999 and 1998................  F-6

Consolidated Statements of Cash Flows for the Years Ended
 March 31, 2000, 1999 and 1998............................  F-7

Notes to Consolidated Financial Statements................  F-8

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts...........  F-40


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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG LLP

Philadelphia, Pennsylvania
May 9, 2000

            STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY

     Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements reflect management's informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

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

     The Company's financial statements have been audited by KPMG LLP, independent auditors. Their Independent Auditors' Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, is presented on the previous page. In performing their audit, KPMG LLP considers the Company's internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

     The Audit Committee of the Board of Directors meets with the independent auditors, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

Airgas, Inc.

/s/ Roger F. Millay                  /s/ Peter McCausland
________________________             _______________________
Roger F. Millay                      Peter McCausland
Senior Vice President and            Chairman and
Chief Financial Officer              Chief Executive Officer


May 9, 2000

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                  March 31,
(In thousands, except per share amounts)                     2000           1999
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $6,194 in 2000 and $6,092 in 1999........   $  211,989    $  195,708
Inventories, net (Note 5).............................      159,438       154,424
Deferred income tax asset, net (Note 15)..............       13,752         7,549
Prepaid expenses and other current assets.............       23,611        21,161
  Total current assets................................      408,790       378,842

Plant and equipment, at cost (Note 6).................    1,074,365       993,496
Less accumulated depreciation.........................     (320,597)     (275,637)
  Plant and equipment, net............................      753,768       717,859
Goodwill, net of accumulated amortization of $68,471
 in 2000 and $54,986 in 1999..........................      445,498       428,349
Other non-current assets (Note 7).....................      131,275       173,422

  Total assets                                           $1,739,331    $1,698,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade...............................   $   78,276    $   85,486
Accrued expenses and other current liabilities (Note 8)     121,249       108,295
Current portion of long-term debt (Note 9)............       20,071        19,645
  Total current liabilities...........................      219,596       213,426

Long-term debt, excluding current portion (Note 9)....      857,422       847,841
Deferred income tax liability, net (Note 15)..........      160,808       142,675
Other non-current liabilities.........................       28,998        23,585
Commitments and contingencies (Notes 18 and 19).......           --            --

Stockholders' Equity (Note 11)
Preferred stock, no par value, 20,000 shares
 authorized, no shares issued or outstanding in 2000
 and 1999.............................................           --            --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 73,144 and 72,024 shares issued in 2000
 and 1999, respectively...............................          731           720
Capital in excess of par value........................      193,893       190,175
Retained earnings.....................................      327,373       289,090
Accumulated other comprehensive loss..................         (596)         (910)
Treasury stock, 1,126 and 130 common shares at cost in
 2000 and 1999, respectively...........................      (8,435)       (1,129)
Employee benefits trust, 4,822 and 826 common shares at
 cost in 2000 and 1999, respectively...................     (40,459)       (7,001)
  Total stockholders' equity...........................     472,507       470,945

  Total liabilities and stockholders' equity...........  $1,739,331    $1,698,472


       See accompanying notes to consolidated financial statements.


                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                          Years Ended March 31,
(In thousands, except per share amounts)            2000          1999          1998
Net Sales
Distribution................................     $1,409,949    $1,406,184    $1,321,958
Gas Operations..............................        132,385       155,034       126,032
  Total net sales...........................      1,542,334     1,561,218     1,447,990

Costs and Expenses
Cost of products sold (excluding
 depreciation and amortization)
 Distribution...............................        760,122       768,568       716,718
 Gas Operations.............................         56,475        69,487        62,820
Selling, distribution and administrative....
 expenses...................................        532,527       523,241       467,884
Depreciation and amortization...............         89,308        87,926        76,670
Special charges (recoveries), net (Note 3)..         (2,829)       (1,000)        4,950
  Total costs and expenses..................      1,435,603     1,448,222     1,329,042

Operating Income
Distribution................................         94,671        98,447       111,472
Gas Operations..............................          9,231        13,549        12,426
Special (charges) recoveries, net (Note 3)..          2,829         1,000        (4,950)
  Total operating income....................        106,731       112,996       118,948

Interest expense, net (Note14)..............        (57,560)      (60,298)      (53,290)
Other income, net (Note 2)..................         17,811        26,714         2,813
Equity in earnings of unconsolidated
 affiliates (Note 13).......................          3,391         7,042         2,931
Minority interest (Note 21).................             51           (93)         (873)
  Earnings before income taxes and the
   cumulative effect of an accounting change         70,424        86,361        70,529
Income taxes (Note 15)......................         31,551        34,437        29,989
  Earnings before the cumulative effect of
   an accounting change.....................         38,873        51,924        40,540
Cumulative effect of an accounting change,
 net of taxes...............................           (590)           --            --
Net Earnings................................     $   38,283    $   51,924    $   40,540

Basic earnings per share:
  Earnings per share before the cumulative
   effect of an accounting change...........     $      .56    $      .74    $      .59
  Cumulative effect per share of an
   accounting change........................           (.01)           --            --
  Net earnings per share....................     $      .55    $      .74    $      .59

Diluted earnings per share:
  Earnings per share before the cumulative
   effect of an accounting change...........     $      .55    $      .72    $      .57
  Cumulative effect per share of an
   accounting change........................           (.01)           --            --
  Net earnings per share....................     $      .54    $      .72    $      .57

Weighted average shares outstanding:
  Basic (Note 4)............................         69,200        70,000        68,700
  Diluted (Note 4)..........................         70,600        71,700        70,800

Comprehensive income...................          $   38,597    $   51,793    $   40,229

              See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF
                           STOCKHOLDERS' EQUITY

                                                           Years Ended March 31, 2000, 1999 and 1998
                                        ---------------------------------------------------------------------------------
                                        Shares of                                     Accumulated
                                        Common                Capital in                 Other                   Employee
                                        Stock $.01   Common   Excess of    Retained   Comprehensive   Treasury   Benefits
(In thousands)                          Par Value    Stock    Par Value    Earnings   Income (Loss)    Stock      Trust
Balance - March 31, 1997............... 68,761.6     $688     $155,543     $196,626   $(468)          $(15,732)  $      --

Net earnings...........................                                      40,540
Foreign currency translation
 adjustment............................                                                (311)
Purchase of treasury stock (Note 11)...                                                                (33,120)
Reissuance of treasury stock (Note 11)                           5,207                                  46,266
Issuance of stock in connection with
 acquisitions (Note 2).................  1,440.0       14       18,524
Shares issued in connection with stock
 options exercised (Note 12)...........    704.5        7        3,329
Tax benefit associated with exercise
 of stock options (Note 15)............                          3,807
Shares issued in connection with
 Employee Stock Purchase Plan (Note 12)    450.7        5        5,948
Balance - March 31, 1998............... 71,356.8     $714     $192,358     $237,166   $(779)          $ (2,586)   $     --

Net earnings...........................                                      51,924
Foreign currency translation adjustment                                                (131)
Purchase of treasury stock (Note 11)...                                                                (16,579)
Issuance of stock in connection with
 acquisitions..........................     53.2                  (425)
Reissuance of treasury stock for
 stock options exercised (Note 11).....                         (5,877)                                  7,798
Tax benefit associated with exercise of
 stock options (Note 15)...............                          1,648
Shares issued in connection with
 Employee Stock Purchase Plan (Note 12)    613.7        6        5,708
Shares of treasury stock sold to
 Employee Benefits Trust (Note 11).....                         (3,237)                                 10,238      (7,001)
Balance - March 31, 1999............... 72,023.7     $720     $190,175     $289,090   $(910)          $ (1,129)   $ (7,001)

Net earnings...........................                                      38,283
Foreign currency translation adjustment                                                 314
Purchase of treasury stock (Note 11)...                                                                (45,996)
Reissuance of treasury stock for stock
 options exercised (Note 11)...........                           (247)                                    424
Shares issued in connection with stock
 options exercised (Note 12)...........    544.4        5        1,429
Tax benefit associated with exercise of
 stock options (Note 15)...............                          1,638
Shares issued in connection with
 Employee Stock Purchase Plan (Note 12)    575.7        6        4,080
Shares issued from Employee Benefits
 Trust for Employee Stock Purchase
 Plan (Note 11)........................                           (348)                                              1,976
Shares of treasury stock sold to
 Employee Benefits Trust (Note 11).....                         (2,834)                                 38,266     (35,434)
Balance - March 31, 2000............... 73,143.8     $731     $193,893     $327,373   $(596)          $ (8,435)   $(40,459)

       See accompanying notes to consolidated financial statements.

                       AIRGAS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended March 31,
(In thousands)                                         2000       1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings......................................  $ 38,283   $  51,924   $  40,540
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
 Depreciation and amortization, including special
  charges in 1998.................................    89,308      87,926      88,092
 Deferred income taxes............................    13,123      16,045      10,649
 Equity in earnings of unconsolidated affiliates..    (3,391)     (7,911)     (4,409)
 Gains on divestitures............................   (17,712)    (25,468)     (1,452)
 Gain/loss on sale of plant and equipment.........      (915)       (222)       (504)
 Minority interest in earnings....................       (51)         93         873
 Stock issued for employee stock purchase plan....     5,715       5,750       5,953
 Other non-cash charges...........................       458      (1,000)         --
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
 Trade receivables, net...........................   (14,480)    (10,477)     (8,108)
 Inventories, net.................................     1,392      (3,829)     (7,336)
 Prepaid expenses and other current assets........    (5,954)     (2,236)        637
 Accounts payable, trade..........................    (7,966)      1,052      (7,072)
 Accrued expenses and other current liabilities...     9,434       5,607      19,761
 Other assets and liabilities, net................    (7,152)    (15,191)     (3,224)
Net cash provided by operating activities.........   100,092     102,063     134,400

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures.............................   (65,211)   (101,638)   (124,725)
 Proceeds from sale of plant and equipment........    37,454       3,279       3,534
 Proceeds from divestitures.......................    55,596      53,682       4,000
 Business acquisitions, net of cash acquired......   (99,204)    (47,246)   (154,395)
 Business acquisitions, holdback settlements......    (2,289)     (4,839)     (6,750)
 Investment in unconsolidated affiliates..........       (30)     (3,180)    (25,220)
 Dividends from unconsolidated affiliates.........     3,973       4,533       4,165
 Other, net.......................................     4,250      (1,467)      3,957
Net cash used by investing activities.............   (65,461)    (96,876)   (295,434)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings.........................   168,569     449,833     450,051
 Repayment of debt................................  (159,638)   (426,995)   (275,450)
 Purchase of treasury stock.......................   (47,125)    (15,285)    (34,433)
 Exercise of stock options........................     1,562       1,943       4,360
 Cash overdraft...................................     2,001     (14,662)     16,875
 Other financing activities.......................        --         (21)       (369)
Net cash provided/(used) by financing activities..   (34,631)     (5,187)    161,034

CHANGE IN CASH ...................................  $     --   $      --   $      --
Cash - Beginning of year..........................        --          --          --
Cash - End of year................................  $     --   $      --   $      --

            For supplemental cash flow disclosures see Note 20.
       See accompanying notes to consolidated financial statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20-50% owned operations where control does not exist or is considered temporary. The excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date is being amortized primarily over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(b) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 86% and 85% of the inventories at March 31, 2000 and 1999, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(e) Other Intangible Assets

     Costs related to the issuance of long-term debt are deferred and amortized over the term of the related debt. Costs and payments pursuant to non-competition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements which are principally over five years. The Company assesses the recoverability of non-competition arrangements by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.

(f) Commitments and Contingencies

     The Company's policy is to accrue legal fees associated with outstanding litigation. Liabilities for loss contingencies arising from claims, assessments, litigation, and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

(g) Income Taxes

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

(h) Foreign-Currency Translation

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

(i) Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(j) Financial Instruments

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

(k) Employee Benefits Trust

     The Company established a grantor trust (the "Trust") to fund future obligations of the Company's employee benefit and compensation plans. Shares are purchased by the Trust from the Company at fair market value and are reflected as a reduction of stockholders' equity in the Company's Consolidated Balance Sheets under the caption "Employee benefits trust." Shares are transferred from the Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the Trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Trust and the fair market value of shares transferred is charged or credited to capital in excess of par value.

(l) Revenue Recognition

     Revenue is recognized when product is shipped to customers.
Rental fees on cylinders, bulk gas storage tanks and other equipment are recognized when earned.

(m) Accounting and Disclosure Changes

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) ACQUISITIONS & DIVESTITURES

(a) Acquisitions

     Acquisitions have been recorded using the purchase method of accounting, and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions. Also, as discussed in Note 21, the Company has accounted for the acquisition of subsidiary minority interests in fiscal 1998 using the purchase method of accounting.

     2000 - During fiscal 2000, the Company purchased six businesses. The largest of these acquisitions and their effective dates included Brown Welding Supply, LLC. (July 1,
1999), Oxygen Sales & Service, Inc. (August 1, 1999) and Puritan-
Bennett Corporation (January 21, 2000).   The aggregate purchase
price for these acquisitions amounted to approximately $105
million.   The purchase price for the remaining 3 businesses
amounted to approximately $4 million.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) ACQUISITIONS & DIVESTITURES - (Continued)

     In connection with the above acquisitions, the total purchase price, cash paid and liabilities assumed were as follows:


                                              Years Ended March 31,
(In thousands)                               2000       1999       1998
Cash paid.............................    $ 99,204    $47,246    $154,395
Issuance of common stock..............          --         --      55,608
Notes issued to sellers...............       1,399      2,361      17,781
Notes payable and capital leases
 assumed..............................         561        553       5,947
Other liabilities assumed and accrued
 acquisition costs....................       7,762     15,475      49,407
Total purchase price..................    $108,926    $65,635    $283,138

     Included in the fiscal 1998 aggregate purchase price is the issuance of approximately 3.4 million shares of the Company's common stock (including approximately 2 million shares which were issued out of treasury stock), issued in connection with the acquisitions of Carbonic Industries Corporation, Kendeco Supply Company and Industrial Gas Products.

     In connection with a previous acquisition, the Company is required to issue additional shares of common stock if the average market value of the Company's common stock for the ten business days ended October 1, 2000 is less than $13.10 per share. At March 31, 2000, approximately 800 thousand shares were contingently issuable. Common stock subsequently issued in connection with such a contingency reduces capital in excess of par value and increases common stock for the par value of the additional shares issued.

     The purchase price for business acquisitions and minority interests was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations have been based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date. Costs in excess of net assets acquired (goodwill) for fiscal 2000, 1999 and 1998 amounted to $33 million, $29.3 million and $130.6 million, respectively.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS & DIVESTITURES - (Continued)

     The following presents unaudited estimated pro forma operating results as if the fiscal 2000 and 1999 acquisitions had been consummated on April 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1998 or of results which may occur in the future.

                                            Years Ended March 31,
(In thousands, except per share amounts)      2000         1999
Net sales...............................   $1,604,838   $1,668,210
Net earnings............................       42,136       56,398
Diluted earnings per share..............          .60          .79

(b)  Divestitures

     During fiscal 2000, the Company completed the sale of its operations in Poland and Thailand and sold a non-core medical equipment distribution business. Proceeds from the sales amounted to $55.6 million and resulted in a gain of $17.7 million which was recognized in "Other income, net".

     During fiscal 1999, the Company sold certain beverage service operations, its eastern Canadian industrial gas distribution business and its calcium carbide and carbon products operations. Proceeds from the sales amounted to $53.7 million. The beverage service and Canadian operations were sold at a loss which was provided for in the 1998 Special Charges (Note 3). The Company's calcium carbide and carbon products operations were sold for a gain of $25.5 million included in "Other income, net". The following table sets forth selected financial data related to the fiscal 2000 and 1999 divested operations:


                                        Years Ended March 31,
(In thousands)                       2000       1999       1998
Sales...........................  $17,997    $62,444    $71,414
Gross profits...................   11,906     29,991     28,226
Depreciation and amortization...    1,396      3,944      3,803
Operating income................      474      5,602      1,468

     In April 2000, the Company agreed to sell its equity investment in Superior Air Products Limited, a regional industrial gas producer located in India. The agreement is subject to the approval of a public offering and certain other approvals by the Indian government. The transaction is expected to close in the first half of fiscal 2001. Additionally in May 2000, the Company completed the sale of its equity investment in Bhoruka Gases Ltd., also located in India.

     During fiscal 1998, the Company recorded a gain, included in "Other income, net," of $1.5 million related to the sale of a non-core business.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) SPECIAL CHARGES

(a)  1998 Special Charges

     During the fourth quarter of fiscal 1998, the Company announced its "Repositioning Airgas for Growth" restructuring plan (the "Repositioning Plan"). In connection with the Repositioning Plan, the Company recorded special charges in 1998 totaling $22.4 million ($14.3 million after-tax). The Repositioning Plan included the consolidation of subsidiaries into larger regional companies; the consolidation of certain warehouse facilities into regional distribution centers; the standardization and integration of information systems; the building of a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels; and the divestiture of several non-core businesses.
The major components of the fiscal 1998 Special Charges were as follows:


(In thousands)                             1998
Impairment write-down of plant,
 equipment and goodwill (1).........    $ 11,423
Divestiture charges (2).............       6,851
Facility exit costs (3).............       2,577
Severance costs (3).................       1,578
 Special Charges....................      22,429

Refrigerant recovery (4)............     (14,500)
Acquisition break-up fee, net (4)...      (2,979)
 Special Charges, net...............    $  4,950

 (1) Certain plant, equipment and related goodwill were written down to fair value, less the cost to dispose, by $11.4 million. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of such assets.
 (2) Estimated reserves of $6.9 million were established in connection with the planned divestiture of certain non-core businesses. The write-down was based on an evaluation of the estimated fair value of these assets which indicated that these assets were impaired. Fair value was based on the estimated future undiscounted cash flows to be generated from the sale of these assets.
 (3) Reserves were established for facility exit costs of $2.6 million and severance of $1.6 million. Estimated reserves were related to the closure of facilities and a workforce reduction of approximately 200 employees.
 (4) The fiscal 1998 Special Charges were offset by a non-recurring gain of $14.5 million ($9.4 million after-tax) from a partial recovery of refrigerant losses related to the 1997 fraudulent breach of contract by a third-party supplier and a net gain of $3 million ($1.9 million after-tax) related to an acquisition break-up fee.

 During fiscal 2000, the Company recognized an additional $2.3 million in refrigerant loss recoveries as "Special charges (recoveries), net" on the Consolidated Statements of Earnings.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               1998 Special Charges Accrued Liabilities:

(In thousands)                             Facility exit   Severance
                            Divestitures       costs         costs     Total
March 31, 1998 liability... $ 6,851        $ 2,292         $ 1,286     $ 10,429
 Cash payments.............      --           (590)         (1,214)      (1,804)
 Incurred losses...........  (2,538)            --              --       (2,538)
 Change in estimates.......    (237)          (763)             --       (1,000)
March 31, 1999 liability... $ 4,076        $   939         $    72     $  5,087
 Cash payments.............    (474)           (92)            (72)        (638)
 Incurred losses...........     (79)            --              --          (79)
 Change in estimates.......     (74)          (503)             --         (577)
March 31, 2000 liability... $ 3,449        $   344         $    --     $  3,793

     Changes in estimates to the divestiture reserve to reflect differences between the original loss estimate and the actual loss incurred totaled $74 thousand and $237 thousand in fiscal 2000 and 1999, respectively. The adjustments were reflected as recoveries in "Special charges (recoveries), net" on the Consolidated Statements of Earnings.

     The remaining divestiture reserve at March 31, 2000 primarily relates to the divestiture of the Company's equity investments in India. As described in Note 2, the divestiture of these equity investments is expected to close during the first half of fiscal 2001.

     Facility closure plans were modified in response to closure plans completed. Changes in estimates to the facility exit costs reserves of $503 thousand and $763 thousand in fiscal 2000 and 1999, respectively, were reflected as recoveries in "Special charges (recoveries), net" on the Consolidated Statements of Earnings. The remaining facility exit cost reserve at March 31, 2000 reflects a non-cancelable lease obligation.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2000, 1999 and 1998:


                                     Years Ended March 31,
(In thousands)                      2000     1999     1998
Weighted average common shares
 outstanding:
Basic...........................   69,200   70,000   68,700
  Stock options.................    1,000    1,400    2,100
  Contingently issuable shares..      400      300       --
Diluted.........................   70,600   71,700   70,800


(5) INVENTORIES

  Inventories consist of:

                                         March 31,
(In thousands)                       2000        1999
Finished goods.............       $158,549    $153,571
Raw materials..............            889         853
                                  $159,438    $154,424

     Net inventories determined by the LIFO inventory method totaled $22.6 million and $23.2 million at March 31, 2000 and March 31, 1999, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.4 million higher at March 31, 2000 and $1.6 million higher at March 31, 1999.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) PLANT AND EQUIPMENT

  The major classes of plant and equipment, at cost, are as follows:

                                                            March 31,
                                     Depreciable
(In thousands)                       Lives (Yrs)       2000         1999
Land and land improvements............        --   $   25,099   $   23,965
Buildings and leasehold improvements..        25      101,606       92,943
Cylinders.............................        30      475,144      422,560
Machinery and equipment, including
 bulk tanks...........................   7 to 30      337,684      329,619
Computers and furniture and fixtures..   3 to 10       72,192       64,961
Transportation equipment..............   3 to 15       55,528       50,923
Construction in progress..............        --        7,112        8,525
                                                   $1,074,365     $993,496

(7) OTHER NON-CURRENT ASSETS

  Other non-current assets include:

                                                            March 31,
(In thousands)                                           2000       1999
Investments in unconsolidated affiliates (Note 13)... $ 72,959    $100,834
Non-compete agreements and other intangible assets,
 at cost, net of accumulated amortization of $97.5
 million in 2000 and $85.5 million in 1999...........   48,136      55,894
Other assets.........................................   10,180      16,694
                                                      $131,275    $173,422

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities include:

                                               March 31,
(In thousands)                              2000       1999
Cash overdraft........................   $ 18,960    $ 16,959
Restructuring reserves................      3,793       5,087
Insurance reserves....................     11,475       9,584
Accrued payroll and employee benefits.     24,441      21,245
Customer cylinder deposits............      7,998       8,233
Accrued interest......................      8,969       8,190
Other accrued expenses and current
 liabilities..........................     45,613      38,997
                                         $121,249    $108,295

     The cash overdraft is attributable to the float of the Company's outstanding checks.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) INDEBTEDNESS

(a)  Long-term Debt

  Long-term debt consists of:

                                                       March 31,
(In thousands)                                     2000        1999
Revolving credit borrowings...................... $583,700    $554,954
Medium-term notes................................  225,000     225,000
Acquisition notes................................   57,463      72,577
All other notes, at various rates and maturities.   11,330      14,955

Total long-term debt.............................  877,493     867,486
Less current portion of long-term debt...........  (20,071)    (19,645)

Long-term debt, excluding current portion........ $857,422    $847,841

     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US$67 million). The Company may borrow under these facilities until the maturity date of December 5, 2002. The agreement contains covenants which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At March 31, 2000, the Company had borrowings under the agreement of $555 million and $44 million Canadian (US$29 million). The Company also had commitments under letters of credit supported by the agreement of approximately $54 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the agreement of approximately $154 million. At March 31, 2000, the effective interest rates related to outstanding borrowings under the lines were approximately 6.6% on U.S. borrowings and 5.5% on Canadian borrowings.

     At March 31, 2000, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%; and, $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     Acquisition notes represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average effective rate of 7.5%.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) INDEBTEDNESS - (Continued)

  The aggregate maturities of long-term debt are as follows:

  (In thousands)

Years Ending March 31,   Aggregate Maturity
2001..................      $ 20,071
2002..................        73,397
2003..................       585,079
2004..................        95,482
2005..................           506
Thereafter............       102,958
                            $877,493

(b) Swap Agreements

     In managing interest rate exposure, the Company participates in 21 interest rate swap agreements with a total notional principal amount of $543 million at March 31, 2000. Counterparties to the interest rate swap agreements are major financial institutions. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

     Sixteen swap agreements with approximately $363 million in notional principal amount require fixed interest payments based on an average effective rate of 6.3% for remaining periods ranging between one and five years. Five swap agreements with approximately $180 million in notional principal amount require variable interest payments based on an average effective rate of 6.2% at March 31, 2000. Under the terms of three of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up front. At March 31, 2000, approximately $4.5 million of such payments were included in other non-current liabilities. The effect of the swap agreements was to increase interest expense $3.2 million, $1.1 million and $1.0 million in 2000, 1999 and 1998, respectively.

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2005 and thereafter are as follows:

  (In thousands)
                           Notional Principal Amounts
                           ---------------------------
Years Ending March 31,     Pay-Fixed     Receive-Fixed
2001...................    $ 65,950      $ 50,000
2002...................     179,225        50,000
2003...................      77,500            --
2004...................          --        30,000
2005...................      40,000            --
Thereafter.........              --        50,000
                           $362,675      $180,000

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Summarized below are the carrying and fair values of the Company's financial instruments at March 31, 2000 and 1999.

     The fair value of the Company's debt and interest rate swap agreements is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

                               2000       2000       1999       1999
(In thousands)                 Carrying   Fair       Carrying   Fair
                               Value      Value      Value      Value
Financial Instruments
Revolving credit borrowings... $583,700   $583,700   $554,954   $554,954
Medium-term notes.............  225,000    185,931    225,000    214,257
Acquisition notes.............   57,463     51,275     72,577     70,063
All other notes...............   11,330     11,330     14,955     14,955
Prepaid interest rate swap
 agreements...................    4,519      5,573      8,687     10,121
Interest rate swap agreements.       --     (2,322)        --     (1,958)
Operating leases with trust...       --     46,956         --     15,162

(11) STOCKHOLDERS' EQUITY

(a)  Common Stock

     The Company is authorized to issue up to 200 million shares of common stock with a par value of $.01 per share. At March 31, 2000, the number of shares of common stock outstanding was 67,196,376, excluding 1.1 million shares of common stock held as treasury stock and 4.8 million shares of common stock held in a grantor trust as described under Note 11(d).

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Note 11(e) for further discussion). At March 31, 2000 and 1999, no shares of the preferred stock were outstanding. The preferred stock may be issued from time to time by the Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2000 and 1999, no shares were outstanding.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Treasury Stock

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares, or approximately 10%, of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. In accordance with existing and previous share repurchase authorizations, the Company acquired 5.3 million, 1.4 million, and 2.2 million shares of common stock in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the Company reissued 4.2 million shares of common stock to the Company's Employee Benefits Trust (the "Trust"), as discussed in Note 11(d), and 48 thousand shares for stock option exercises. In fiscal 1999, the Company reissued 826 thousand shares of common stock to the Trust and 598 thousand shares for stock option exercises. In fiscal 1998, the Company reissued approximately 2 million shares in connection with its acquisition program, 707 thousand shares related to the purchase of subsidiary minority interests as described in
Note 21, and 209 thousand shares for stock option exercises. As of March 31, 2000, the total remaining shares authorized for repurchase totaled approximately 1.9 million shares. When treasury shares are reissued, the Company uses an average cost method and the excess of the repurchase cost over the reissuance price is treated as a charge to capital in excess of par value. Subsequent to March 31, 2000, the Company repurchased approximately 1.4 million shares of common stock for total consideration of $11.2 million.

(d) Shares in Employee Benefits Trust

     In March 1999, the Company established a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a common stock Purchase Agreement, may sell shares of common stock to the Trust. Such common stock consists of shares the Company has purchased or will purchase on the open market or in private transactions. The common stock may also consist of shares issued directly to the Trust. The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans to be funded by the Trust. In fiscal 2000 and 1999, the Trust purchased 4.2 million and 826 thousand shares of common stock, previously held as treasury stock, from the Company, for approximately $35 million and $7 million, respectively. During 2000, approximately 230 thousand shares were issued from the Trust for employee benefit programs. Subsequent to March 31, 2000, the Trust purchased approximately 2 million shares of common stock, previously held as treasury stock, from the Company for approximately $11.3 million.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued", as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan.
However, pro forma information regarding net earnings and earnings per share is required. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date, the Company's pro forma net earnings and earnings per share for 2000, 1999 and 1998 would be as follows:

                                                Years Ended March 31,
(In thousands, except per share amounts)    2000        1999        1998
Net earnings                As reported..   $38,283     $51,924     $40,540
                            Pro forma....   $32,602     $46,636     $36,240

Diluted earnings per share  As reported..   $   .54     $   .72     $   .57
                            Pro forma....   $   .46     $   .65     $   .51

     The pro forma impact only takes into account options granted since April 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

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

     Under the 1997 Plan, at March 31, 2000, 1999 and 1998, 5,369,499,
6,309,368 and 7,900,850 options, respectively, were available for issuance. In fiscal 2000, 1999 and 1998, 1,126,845, 1,665,007 and 99,150 options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year, vest 25% annually and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2000, 1999 and 1998 option grants, respectively: expected volatility of 44.2%, 42.6% and 39.9%, risk-free interest rate of 5.56%, 5.54% and 6.48%, and expected life of 4.91, 4.81 and 4.47 years. The weighted average fair value of the options granted during fiscal 2000, 1999 and 1998 was $5.19, $5.82 and $6.55, respectively.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 2000:

                                                 Exercise
                                    Number       Price Per
                                    of Shares    Share
March 31, 1998
Outstanding, beginning of year..... 6,281,675    $ 1.83 - $23.25
Granted............................ 1,244,577     13.50 -  17.38
Exercised..........................  (897,358)     1.83 -  14.82
Expired............................  (269,787)    10.69 -  22.00

March 31, 1999
Outstanding, beginning of year..... 6,359,107      1.83 -  23.25
Granted............................ 1,665,007      8.13 -  15.94
Exercised..........................  (557,647)     1.83 -  15.63
Expired............................  (256,947)     6.31 -  22.00

March 31, 2000
Outstanding, beginning of year..... 7,209,520      1.83 -  23.25
Granted............................ 1,126,845      6.06 -  12.50
Exercised..........................  (576,772)     1.83 -  11.32
Expired............................  (489,932)     6.31 -  22.00
Outstanding, end of year........... 7,269,661      1.83 -  23.25

     Options for 4,554,991, 4,439,900 and 4,266,095 shares were exercisable at March 31, 2000, 1999 and 1998, respectively.

(b) Board of Directors Stock Option Plans

     The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"). The 1997 Directors' Plan reserved 500 thousand shares for issuance. Options under the 1997 Directors' Plan are exercisable in full on the date of grant.

     Under the 1997 Directors' Plan, at March 31, 2000, 353,500 options were available for issuance. During fiscal 2000, 1999 and 1998, 62,500, 48,000 and 36,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2000, 1999 and 1998 option grants, respectively: expected volatility of 44.8%, 42.2% and 39.5%, risk-free interest rate of 5.79%, 5.52% and 6.12%, and expected life of 5.44, 5.48 and 5.35 years. The weighted average fair value of the stock options granted during fiscal 2000, 1999 and 1998 was $6.01, $6.36 and $8.68, respectively.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2000:

                                                 Exercise
                                    Number       Price Per
                                    of Shares    Share
March 31, 1998
Outstanding, beginning of year..... 286,000      $2.09 - $19.25
Granted............................  36,000         $19.00
Exercised.......................... (16,000)      2.09 -   2.14

March 31, 1999
Outstanding, beginning of year..... 306,000       2.09 -  19.25
Granted............................  48,000          13.50
Exercised.......................... (40,000)      2.09 -   4.16

March 31, 2000
Outstanding, beginning of year..... 314,000       2.09 -  19.25
Granted............................  62,500          12.25
Exercised.......................... (16,000)          2.20
Outstanding, end of year........... 360,500       2.09 -  19.25

     Options for 360,500, 314,000 and 306,000 shares were exercisable at March 31, 2000, 1999 and 1998, respectively.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes information about options outstanding and exercisable for the employee, CIC and Board of Directors stock option plans at March 31, 2000:

                        Options Outstanding
     -------------------------------------------------------
                                                Exercise
     Weighted Average        Number             Price
     Remaining Life-Years    Outstanding        Per Share
            1.60             1,166,553       $ 1.83 - $ 3.30
            3.52               772,769         3.48 -   6.31
            7.53               820,260         6.32 -   8.50
            4.21               424,860         8.56 -  11.44
            9.13             1,017,325        11.50 -  11.50
            5.13               993,455        12.25 -  14.71
            7.19               773,260        14.81 -  15.63
            8.12               821,626        15.94 -  15.94
            5.96               822,253        16.63 -  22.00
            6.43                17,800        22.87 -  23.25

            5.79             7,630,161       $ 1.83   $23.25


                  Options Exercisable
     ---------------------------------------------
     Number of Options    Weighted Average
     Exercisable          Exercise Price Per Share
        1,166,553               $ 2.74
          752,769                 6.05
          348,314                 8.10
          410,660                11.00
          952,455                13.72
          375,328                15.61
          209,637                15.94
          686,424                20.09
           13,351                23.24

        4,915,491               $10.47

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Employee Stock Purchase Plans

     In August 1998, the Company established the Airgas, Inc. 1998 Employee Stock Purchase Plan (the "1998 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 1998 Plan is authorized to issue up to 3 million shares of common stock. Effective January 1, 1999, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 1998 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees' enrollment date or the closing price on the last business day of a fiscal quarter, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The 1998 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The 1998 Plan replaces the previous 1994 Employee Stock Purchase Plan. During fiscal 2000, the Company issued 806 thousand shares from the Employee Benefits Trust and treasury stock for the 1998 Plan at an average purchase price of $7.09 per share.

     The Company established the 1994 Employee Stock Purchase Plan (the "1994 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 1994 Plan was authorized to issue up to 2 million shares of common stock at terms generally consistent with the 1998 Plan. The Company issued 614 thousand shares and 451 thousand shares under the 1994 Plan at an average purchase price of $9.30 and $13.20 per share during fiscal 1999 and 1998, respectively. During fiscal 2000, the Company terminated the 1994 Plan.

     Compensation expense under SFAS 123 is estimated for the fair value of the employees' option to purchase shares of common stock, which was estimated using the Black-Scholes model with the following assumptions for fiscal 2000, 1999 and 1998, respectively: expected volatility of 51%, 46% and 38% risk-free interest rate of 6.0%, 4.8% and 5.8%, and expected term of 27 months for each period. The weighted average fair value of the purchase options granted in fiscal 2000, 1999 and 1998 was $3.94, $4.79 and $6.55, respectively.

(13) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's investments in unconsolidated affiliates totaled approximately $73 million at March 31, 2000, and $101 million at March 31, 1999. The Company's investments include a 47% joint venture interest in the voting capital stock of National Welders Supply Company, Inc. ("National Welders"). National Welders is a distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina. The investment in National Welders totaled approximately $55 million at March 31, 2000 and 1999. The Company's other investments in unconsolidated affiliates totaled approximately $18 million at March 31, 2000 and $46 million at March 31, 1999. The decrease compared to March 31, 1999 primarily relates to the August 1999 divestiture of the Company's investments in Poland and Thailand.

     The Company's other investments primarily consist of a 25.5% interest in Bhoruka Gases, Ltd. (India), a 51% interest in Superior Air Products, Ltd. (India), a 50% joint venture interest in AC Industries (U.S.) and other investments. As described in Note 2(b), the divestiture of the Indian investments is expected to be completed in the first half of fiscal 2001.

     On December 31, 1998, the Company divested its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company terminated its 55% interest in a joint venture which marketed calcium carbide throughout the United States.

     The Company accounts for investments in unconsolidated affiliates by the equity method of accounting. The Company's share of earnings from all unconsolidated affiliates was $3.4 million, $7.9 million and $4.4 million for the years ended March 31, 2000, 1999 and 1998, respectively. Equity in earnings from Elkem of $900 thousand and $1.5 million in 1999 and 1998 are included in Gas Operations net sales. The investments in unconsolidated affiliates include goodwill of approximately $29 million as of March 31, 2000, which is primarily being amortized to earnings over 40 years.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of unaudited financial information for investments in unconsolidated affiliates for the years ended March 31, 2000 and 1999 were as follows:

                                     March 31,
(In thousands)                   2000         1999
Current assets.................  $ 52,828     $ 47,221
Non-current assets.............   142,461      138,344
  Total assets.................  $195,289     $185,565

Current liabilities............  $ 31,431     $ 27,557
Non-current liabilities........   105,945       86,066
Mandatory redeemable preferred
 stock.........................    57,577       57,577
Stockholders' equity...........       336       14,365
  Total liabilities and
   stockholders' equity........  $195,289     $185,565


                                      Years Ended March 31,
(In thousands)                      2000        1999        1998
Net sales......................  $193,335    $200,017    $188,640
Cost of sales..................   126,249     137,406     113,793
Gross profit...................    67,086      62,611      74,847

Operating income...............    15,182      16,995      20,243

Earnings before taxes..........    13,571      17,266      14,493

Net earnings...................     9,428      13,463      11,339

Preferred stock dividends and
 equity adjustments............    (6,037)     (5,553)     (6,937)
Equity in earnings of Elkem JV.        --        (868)     (1,471)

Equity in earnings of
 unconsolidated affiliates.....  $  3,391    $  7,042    $  2,931

(14) INTEREST EXPENSE, NET

  Interest expense, net, consists of:

                                           Years Ended March 31,
(In thousands)                         2000        1999        1998
Interest expense...................... $58,712     $62,588     $55,403
Interest and finance charge income....  (1,152)     (2,290)     (2,113)
                                       $57,560     $60,298     $53,290

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) INCOME TAXES

  Pre-tax earnings (losses) were derived from the following sources:

                                 Years Ended March 31,
(In thousands)               2000        1999        1998
United States............... $69,028     $83,548     $71,810
Foreign.....................   1,396       2,813      (1,281)
                             $70,424     $86,361     $70,529

  Income tax expense (benefit) consists of:

                                 Years Ended March 31,
(In thousands)               2000        1999        1998
Current:
  Federal................... $16,554     $15,220     $16,025
  Foreign...................     408         599         385
  State.....................   1,466       2,573       2,930
                              18,428      18,392      19,340

Deferred:
  Federal...................  10,325      13,870      10,748
  Foreign...................     847         446        (260)
  State.....................   1,951       1,729         161
                              13,123      16,045      10,649

                             $31,551     $34,437     $29,989

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) INCOME TAXES - (Continued)

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

                                                      Years Ended March 31,
                                                    2000      1999      1998
Taxes at U.S. federal statutory rate..............  35.0%     35.0%     35.0%
Increase in income taxes resulting from:
  State income taxes, net of federal benefit......   2.1%      2.3%      3.4%
  Amortization of non-deductible goodwill.........   4.7%      4.6%      3.6%
  Special charges (Note 3)........................    --        --       0.7%
  Divestitures....................................   2.6%      0.4%      0.6%
  Equity accounting for unconsolidated affiliates.  (1.1%)    (3.1%)    (1.6%)
  Other, net......................................   1.5%      0.7%      0.8%
                                                    44.8%     39.9%     42.5%

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

                                           March 31,
(In thousands)                        2000        1999
Deferred Tax Assets:
  Inventories.......................  $ 5,912     $ 4,720
  Accounts receivable...............    1,088         414
  Deferred rental income............      385         481
  Insurance reserves................    3,567       3,245
  Special charges (Note 3)..........    4,011       3,790
  Divestiture of non-core businesses       --         705
  Litigation settlement reserve.....    2,385          --
  Other reserves....................    1,963       2,238
  Intangible assets.................      649       1,382
  Other.............................    7,638       6,760
  Valuation allowance...............   (1,840)     (1,672)
                                       25,758      22,063

Deferred Tax Liabilities:
  Plant and equipment............... (156,320)   (139,329)
  Other.............................  (16,494)    (17,860)
                                     (172,814)   (157,189)

Net deferred tax liability..........$(147,056)  $(135,126)

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) INCOME TAXES - (Continued)

     Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows:


                                                 March 31,
(In thousands)                               2000        1999
Current deferred tax assets, net.......... $  13,752   $   7,549
Non-current deferred tax liability, net...  (160,808)   (142,675)

Net deferred tax liability................ $(147,056)  $(135,126)

     The Company has recorded tax benefits amounting to $1.6 million, $1.6 million and $3.8 million in fiscal 2000, 1999 and 1998, respectively, resulting from the exercise of stock options and warrants. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2000. Valuation allowances primarily relate to state tax net operating loss carry forwards.


(16) BENEFIT PLANS

     The Company has a defined contribution 401(k) plan (the "plan") covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for fiscal 2000, 1999 and 1998 were $5.9 million, $4.7 million and $6.4 million, respectively.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial condition, results of operations or liquidity. Amounts expensed under the pension plans for fiscal 2000, 1999 and 1998 were $526 thousand, $611 thousand and $660 thousand, respectively.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) RELATED PARTIES

     During the years ended March 31, 2000, 1999 and 1998, National Welders, an unconsolidated equity affiliate, paid $3.5 million, $1.4 million and $1.7 million, respectively, to the Company for gas products, hardgoods and services. In addition, National Welders sold gas products and hardgoods to the Company in the amounts of $330 thousand, $552 thousand and $390 thousand in fiscal 2000, 1999 and 1998, respectively.

     The Company paid $9.1million, $8.4 million and $5.9 million to AC Industries, an unconsolidated equity affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 2000, 1999 and 1998, respectively. In addition, the Company had a net payable balance to AC Industries totaling $695 thousand, $1.3 million and $1.2 million, at March 31, 2000, 1999 and 1998, respectively.


(18) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2000, 1999 and 1998, amounted to $38.5 million, $35.4 million and $30.4 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. The Company also has several capital leases assumed as part of prior acquisitions. Outstanding lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2000 and 1999.

     In October 1999, the Company renewed a lease of real estate with a trust established by a commercial bank. The lease was amended to include the sale-leaseback of certain equipment. The trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. The appraised value of the real estate and equipment under the lease totaled approximately $46 million. The lease has a five-year term and has been accounted for as an operating lease. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $31 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value. Cash proceeds received from the transaction were used to repay debt outstanding under the Company's revolving credit facility.

     At March 31, 2000, future minimum lease payments under noncancelable operating leases are as follows:

              (In thousands)
             2001............  $ 30,729
             2002............    24,584
             2003............    19,714
             2004............    14,987
             2005............    51,069
             Thereafter......    17,077
                               $158,160

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) COMMITMENTS AND CONTINGENCIES

(a)  Legal

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortuous interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortuous interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

     Airgas is a defendant in related class-action lawsuits in four states in which the Company has been falsely accused of misleading customers into believing that its hazardous materials charges were required by governmental laws or regulations. The Company has denied the allegations and believes that the hazardous materials charges are lawful and have been properly disclosed. In one suit, an Oklahoma State court certified a nationwide class. In another, in California, the Company is in the midst of a trial. In view of the uncertainties of litigation, the costs to defend lawsuits in multiple jurisdictions and the Company's desire to focus on its business, the Company has preliminarily settled all of the lawsuits. The Company believes that the $7.5 million charge which was recorded in the fourth quarter of fiscal 2000 represents an estimate of the overall costs associated with the defense and settlement of these claims.

      The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results or operations or liquidity.

 (b)  Insurance Coverage

     The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retention of $500 thousand per occurrence. Estimated losses are accrued based upon the Company's experience for the aggregate liability for claims incurred and claims incurred but not reported. The Company believes its insurance reserves are adequate.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest expense and income taxes was as follows:

                                   Years Ended March 31,
(In thousands)                    2000      1999      1998
Interest......................  $57,934   $63,316   $51,910
Income taxes (net of refunds).   16,269    10,452    15,099

  Significant non-cash transactions were as follows:

                                   Years Ended March 31,
(In thousands)                    2000      1999      1998
Acquisition related transactions
(also see Note 2):

 Debt assumed.................. $  561    $  553    $ 5,486
 Liabilities assumed...........  7,762    15,475     49,407
 Debt issued...................  1,399     2,361     17,781
 Common stock issued...........     --        --     55,608

Capital lease additions........     --        --        461

Capitalized interest...........    191       271      1,200

     The Company capitalized interest primarily in connection with the construction of facilities.

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

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) SUMMARY BY BUSINESS SEGMENT

     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and Gas Operations. The Distribution segment accounts for approximately 90% of consolidated sales. The segment's principal products and services are packaged gases, equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived primarily from compressed gas cylinders, cryogenic liquid containers and bulk storage tanks rented to customers and through welding equipment rentals. Hardgoods consist of welding supplies, equipment, safety products, and industrial tools and supplies.

     The segment entitled Gas Operations consists of certain domestic operating companies, principally dry ice and carbon dioxide, and, until their divestiture in August 1999, the Company's operations in Poland and Thailand. The products and services of this segment consist of the production of dry ice and liquid carbon dioxide, the operation of specialty gas laboratories and the manufacture of nitrous oxide. Until the December 1998 divestiture, Gas Operations also manufactured calcium carbide and carbon products.

     The Company's operations are principally in North America. The Company's customer base is diverse and sales are not dependent on a single or small group of customers.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating results are allocated to each segment pro rata based on sales dollars; Corporate assets have been allocated to the Distribution segment; intercompany sales are recorded on the same basis as sales to third parties; intercompany transactions are eliminated in consolidation; and special charges are not allocated to the business segments.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                                Distribution    Gas Operations    Combined
Fiscal 2000
Gas and rent................................  $  592,449      $  128,703        $  721,152
Hardgoods...................................     817,500           3,682           821,182
  Total net sales...........................   1,409,949         132,385         1,542,334

Intersegment sales..........................          --          18,253            18,253

Gross profit................................     649,827          75,910           725,737
Gross profit margin.........................       46.1%           57.3%             47.1%

Depreciation and amortization expense.......      76,483          12,825            89,308

Operating income, excluding special
  (charges) recoveries......................      94,671           9,231           103,902

Interest expense............................      46,484          12,228            58,712
Interest income and finance charges.........         337             815             1,152

Equity earnings of unconsolidated affiliates       1,658           1,733             3,391

Earnings before income taxes, excluding
  special (charges) recoveries and
  cumulative effect of an accounting change.      48,882          18,713            67,595


Assets......................................   1,512,666         226,665         1,739,331
Investment in equity method investees.......      57,339          15,620            72,959
Capital expenditures, excluding acquisitions      56,361           8,850            65,211


Other significant non-cash transactions:
Acquisitions................................       9,722              --             9,722
Capitalized interest........................         114              77               191


                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                                Distribution    Gas Operations    Combined
Fiscal 1999
Gas and rent................................  $  569,406      $  128,740        $  698,146
Hardgoods...................................     836,778           4,227           841,005
Other.......................................          --          22,067            22,067
  Total net sales...........................   1,406,184         155,034         1,561,218

Intersegment sales..........................          --          14,656            14,656

Gross profit................................     637,616          85,547           723,163
Gross profit margin.........................       45.3%           55.2%             46.3%

Depreciation and amortization expense.......      74,958          12,968            87,926

Operating income, excluding special
  (charges) recoveries......................      98,447          13,549           111,996

Interest expense............................      49,995          12,593            62,588
Interest income and finance charges.........       1,339             951             2,290

Equity earnings of unconsolidated affiliates       4,525           2,517             7,042

Earnings before income taxes, excluding
  special (charges) recoveries..............      53,455          31,906            85,361


Assets......................................    1,451,792        246,680         1,698,472
Investment in equity method investees.......       57,680         43,154           100,834
Capital expenditures, excluding acquisitions       86,114         15,524           101,638


Other significant non-cash transactions:
Acquisitions................................        6,762         11,627            18,389
Capitalized interest........................          271             --               271

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                                Distribution    Gas Operations    Combined
Fiscal 1998
Gas and rent................................  $ 531,166       $  91,315         $ 622,481
Hardgoods...................................    790,792           1,649           792,441
Other.......................................         --          33,068            33,068
  Total net sales...........................  1,321,958         126,032         1,447,990

Intersegment sales..........................         --           9,494             9,494

Gross profit................................    605,240          63,212           668,452
Gross profit margin.........................      45.8%           50.2%             46.2%

Depreciation and amortization expense.......     67,418          9,252             76,670

Operating income, excluding special
  (charges) recoveries......................    111,472         12,426            123,898

Interest expense............................     45,081         10,322             55,403
Interest income and finance charges.........      1,460            653              2,113

Equity earnings of unconsolidated affiliates      1,581          1,350              2,931

Earnings before income taxes, excluding
  special (charges) recoveries..............     69,525          5,954             75,479


Assets......................................  1,396,906        244,568          1,641,474
Investment in equity method investees.......     52,918         45,604             98,522
Capital expenditures, excluding acquisitions     79,741         44,984            124,725


Other significant non-cash transactions:
Acquisitions................................     78,137         50,606            128,743
Capitalized interest........................         --          1,200              1,200

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

     A reconciliation of the combined operating segments to the applicable line items on the consolidated financial statements follows:

                                                  Years Ended March 31,
(In thousands)                                2000        1999        1998
Segment operating income....................  $ 103,902   $ 111,996   $ 123,898
Special (charges) recoveries................      2,829       1,000      (4,950)
Operating income............................  $ 106,731   $ 112,996   $ 118,948

Segment earnings before income taxes and
  cumulative effect of an accounting change.  $  67,595   $  85,361   $  75,479
Special (charges) recoveries................      2,829       1,000      (4,950)
Earnings before income taxes................  $  70,424   $  86,361   $  70,529


(23) SUPPLEMENTARY INFORMATION (UNAUDITED)

  This table summarizes the unaudited results of operations for each quarter of fiscal 2000 and 1999:

(In thousands, except per share amounts)     First     Second     Third      Fourth
2000
Net sales..................................  $379,493  $387,289   $369,434   $406,118
Operating income...........................    29,099    32,304     29,004     16,324
Net earnings...............................     9,085    18,912      9,760        526
Basic earnings per share (a),(b)...........  $    .13  $    .27   $    .14   $    .01
Diluted earnings per share (a),(b).........  $    .13  $    .27   $    .14   $    .01

1999
Net sales..................................  $400,773  $396,592   $380,323   $383,530
Operating income...........................    33,429    31,791     25,173     22,603
Net earnings...............................    11,275    10,480     22,088      8,081
Basic earnings per share (a),(c)...........  $    .16  $    .15   $    .32   $    .12
Diluted earnings per share (a),(c).........  $    .16  $    .15   $    .31   $    .11

(a) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period.
     Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.
(b) As discussed in Notes 1, 2 and 3 to the Company's consolidated financial statements, the results for fiscal 2000 include: (1) a first quarter after-tax charge of $590 thousand, or $.01 per diluted share, from the cumulative effect of an accounting change, (2) a second quarter $7.8 million after-tax, or $.11 per diluted share, net gain from the divestiture of operations in Poland and Thailand, (3) a third quarter $1.7 million after-tax, or $.02 per diluted share, special charge recovery primarily consisting of an insurance settlement related to a fiscal 1997 loss and a $2.2 million after-tax, or $.03 per diluted share, inventory write-down related to certain specialty gases, and (4) a fourth quarter $4.8 million after-tax, or $.07 per diluted share, litigation charge and an $800 thousand after-tax, or $.01 per diluted share, gain from the divestiture of a non-core medical equipment distribution business.

(c) As discussed in Notes 2 and 3 to the Company's consolidated financial statements, the results for fiscal 1999 include: (1) a $575 thousand after-tax adjustment related to the first quarter divestiture of two non-core businesses, (2) a $14.1 million after-tax non-recurring gain, or $.20 per diluted share, related to the third quarter divestiture of its calcium carbide and carbon products operations, (3) a fourth quarter
     $922 thousand after-tax non-recurring gain, or $.01 per diluted share, from a settlement of certain matters related to the December 1998 divestiture of the Company's calcium carbide and carbon products operations, and (4) a $1.8 million non-recurring gain, or $.03 per diluted share, from insurance proceeds recorded by an equity affiliate in the third quarter.


                              SCHEDULE II

                     AIRGAS, INC. AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
           For the Years Ended March 31, 2000, 1999 and 1998
                       (In thousands of dollars)

                                   Column A     Column B     Column C       Column D       Column E
                                                     Additions
                                                ----------------------
                                                            Charged
                                   Balance at   Charged to  (Credited)                    Balance
                                   Beginning    Costs and   to Other                      at End of
Description                        of Period    Expenses    Accounts       Deductions     Period
2000
Accounts receivable - allowances
 for doubtful accounts............ $ 6,092      $ 6,303     $ 1,078 (1)    $  (7,279)     $ 6,194
Inventory reserves................   6,207          885         227               --        7,319
Insurance reserves................   9,584       44,492          --          (42,601) (3)  11,475
Restructuring reserves............   5,087         (577) (4)     --             (717)       3,793
Deferred tax asset valuation
 allowance........................   1,672          168          --               --        1,840
Litigation settlement reserve.....      --        7,500          --               --        7,500

1999
Accounts receivable - allowances
 for doubtful accounts............ $ 5,676      $ 5,850     $  1,071 (1)   $  (6,505) (2) $ 6,092
Inventory reserves................   8,354           --           14          (2,161)       6,207
Insurance reserves................   7,248       36,155          245         (34,064) (3)   9,584
Restructuring reserves............  10,429       (1,000)          --          (4,342)       5,087
Deferred tax asset valuation
 allowance........................   1,329          343           --              --        1,672

1998
Accounts receivable - allowances
 for doubtful accounts............ $ 4,443      $ 5,311     $  1,418 (1)   $  (5,496) (2) $ 5,676
Inventory reserves................   7,633         (188)         909              --        8,354
Insurance reserves................   5,224       33,217         (802)        (30,391) (3)   7,248
Restructuring reserves............      --       11,006           --            (577)      10,429
Deferred tax asset valuation
 allowance........................     491          838           --              --        1,329

(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)  Write-off of uncollectible accounts.

(3)  Payments of insurance premiums and claims.

(4)  Represents a change in estimate.

