Form 10-Q
period 2000-06-30
AIRGAS INC
filed 2000-08-04
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2000

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



Common Stock outstanding at August 1, 2000:  66,270,003 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                               June 30, 2000

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the Three Months Ended June 30, 2000 and 1999 (Unaudited)....... 3


     Consolidated Balance Sheets
     as of June 30, 2000 (Unaudited) and March 31, 2000.................. 4


     Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 2000 and 1999 (Unaudited)....... 5


     Notes to Consolidated Financial Statements (Unaudited).............. 6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 20

Item 6.  Exhibits and Reports on Form 8-K................................ 20

SIGNATURES............................................................... 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)

                                                  Three Months Ended  Three Months Ended
                                                     June 30, 2000       June 30, 1999
Net sales
     Distribution                                    $ 374,739           $ 345,967
     Gas Operations                                     34,259              33,526
          Total net sales                              408,998             379,493

Costs and expenses
     Cost of products sold (excluding
       depreciation and amortization)
          Distribution                                 202,749             188,432
          Gas Operations                                12,447              12,835
     Selling, distribution and
       administrative expenses                         140,015             126,961
     Depreciation and amortization                      22,744              22,166
          Total costs and expenses                     377,955             350,394

Operating income
     Distribution                                       26,125              26,260
     Gas Operations                                      4,918               2,839
          Total operating income                        31,043              29,099

Interest expense, net                                  (15,765)            (13,783)
Other income, net                                           52                 222
Equity in earnings of unconsolidated affiliates          1,364               1,000
     Earnings before income taxes and the
       cumulative effect of an accounting change        16,694              16,538
Income tax expense                                       6,878               6,863
     Earnings before the cumulative effect of an
       accounting change                                 9,816               9,675
Cumulative effect of an accounting
  change, net of taxes                                      --                (590)

Net earnings                                         $   9,816           $   9,085

Basic earnings per share:
     Earnings per share before the cumulative
       effect of an accounting change                $     .15           $     .14
     Cumulative effect per share of an
       accounting change                                    --                (.01)
     Net earnings per share                          $     .15           $     .13

Diluted earnings per share:
     Earnings per share before the cumulative
       effect of an accounting change                $     .15           $     .14
     Cumulative effect per share of an
       accounting change                                    --                (.01)
           Net earnings per share                    $     .15           $     .13

Weighted average shares outstanding:
     Basic                                              65,100              69,800
     Diluted                                            67,300              71,100

Comprehensive income                                 $   9,672           $   9,234

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                   (Unaudited)
                                                     June 30,       March 31,
                                                       2000           2000
ASSETS
Current Assets
Trade receivables, less allowances for
 doubtful accounts of $7,061 at
 June 30, 2000 and $6,194 at March 31, 2000         $  217,486     $  211,989
Inventories, net                                       167,728        159,438
Deferred income tax asset, net                          13,752         13,752
Prepaid expenses and other current assets               24,639         23,611
      Total current assets                             423,605        408,790
Plant and equipment, at cost                         1,085,964      1,074,365
Less accumulated depreciation                         (335,286)      (320,597)
      Plant and equipment, net                         750,678        753,768
Goodwill, net of accumulated amortization of
 $71,939 at June 30, 2000 and $68,471 at
 March 31, 2000                                        442,141        445,498
Other non-current assets                               127,792        131,275
      Total assets                                  $1,744,216     $1,739,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                             $   73,013     $   78,276
Accrued expenses and other current liabilities         119,803        121,249
Current portion of long-term debt                       18,702         20,071
      Total current liabilities                        211,518        219,596
Long-term debt                                         867,304        857,422
Deferred income taxes                                  164,245        160,808
Other non-current liabilities                           27,935         28,998
Commitments and contingencies                               --             --

Stockholders' Equity
Preferred stock, no par, 20,000 shares authorized,
 no shares issued or outstanding at June 30, 2000
 and March 31, 2000                                         --             --
Common stock, par value $.01 per share,
 200,000 shares authorized, 73,347 and 73,144
 shares issued at June 30, 2000 and
 March 31, 2000, respectively                              733            731
Capital in excess of par value                         189,487        193,893
Retained earnings                                      337,189        327,373
Accumulated other comprehensive loss                      (740)          (596)
Treasury stock, 516 and 1,126 common shares at cost
 at June 30, 2000 and March 31, 2000, respectively      (3,982)        (8,435)
Employee benefits trust, 6,561 and 4,822 common
 shares at cost at June 30, 2000 and March 31,
 2000, respectively                                    (49,473)       (40,459)
      Total stockholders' equity                       473,214        472,507
      Total liabilities and stockholders' equity    $1,744,216     $1,739,331

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Dollars in thousands)

                                              Three Months Ended   Three Months Ended
                                                 June 30, 2000        June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                         $   9,816        $   9,085
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                         22,744           22,166
  Deferred income taxes                                  3,450            3,375
  Equity in earnings of unconsolidated affiliates       (1,364)          (1,000)
  Gains on sale of plant and equipment                     (47)             (59)
  Minority interest in earnings                             --              (65)
  Stock issued for employee stock purchase plan          1,442            1,282
  Other non-cash charges                                    --            1,027
Changes in assets and liabilities, excluding
 effects of business  acquisitions and divestitures:
  Trade receivables, net                                (5,206)            (117)
  Inventories, net                                      (8,153)          (1,137)
  Prepaid expenses and other current assets               (572)           1,436
  Accounts payable, trade                               (5,482)         (13,577)
  Accrued expenses and other current liabilities        (2,451)             503
  Other assets and liabilities, net                     (1,971)          (2,774)
    Net cash provided by operating activities           12,206           20,145

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (15,006)         (14,421)
  Proceeds from sale of plant and equipment                520              458
  Proceeds from divestitures                               577               --
  Business acquisitions, net of cash acquired           (1,034)              --
  Business acquisitions, holdback settlements               --             (250)
  Investment in unconsolidated affiliates                   --              (30)
  Dividends from unconsolidated affiliates                 800              880
  Other, net                                             1,548               88
    Net cash used in investing activities              (12,595)         (13,275)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                              16,000            4,947
  Repayment of debt                                     (7,487)          (1,562)
  Purchase of treasury stock                           (11,214)          (8,608)
  Proceeds from exercise of stock options                  532              665
  Cash overdraft                                         2,558           (2,312)
    Net cash provided (used) by financing activities       389           (6,870)

Change in Cash                                       $      --        $      --
  Cash - beginning of period                                --               --
  Cash - end of period                               $      --        $      --

Cash paid during the period for:
  Interest                                           $  13,462        $  10,847
  Income taxes, net of refunds                       $     680        $     633

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

  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the fiscal year ended March 31, 2000.

  The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of an acquisition, a divestiture and the accounting change which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

  Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.


(2)   ACCOUNTING CHANGE

  In the first quarter of fiscal 2000, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), as required, resulting in a charge to net earnings of $590 thousand, or $.01 per diluted share. In accordance with SOP 98-5, the charge has been reflected on a separate line entitled "Cumulative effect of an accounting change, net of taxes," on the consolidated statement of earnings. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units constructed during fiscal 1998 and 1999.


(3)   ACQUISITIONS AND DIVESTITURES

  During the three months ended June 30, 2000, the Company acquired one distributor of industrial gas and related equipment with annual sales of approximately $2 million.

  In May 2000, the Company completed the sale of one of its equity investments in India, Bhoruka Gases, Ltd. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of approximately $1.7 million, which had been previously provided for by the Company. During the quarter, the Company also announced an agreement to sell its remaining equity investment in India. The sale of Superior Air Products Limited is expected to close during the second quarter of fiscal 2001. Proceeds from the sale are expected to be approximately $7 million. The sale of Superior Air Products Limited will complete the divestitures previously provided for by the Company.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(4)   EARNINGS PER SHARE

  Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and contingently issuable shares.

  The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2000 and 1999:

                                             Three Months Ended
                                                  June 30,
(In thousands)                               2000          1999
Weighted average common shares outstanding:
     Basic                                   65,100        69,800
     Stock options                              400         1,200
     Contingently issuable shares             1,800           100
     Diluted                                 67,300        71,100

  Contingently issuable shares represent additional shares of Company common stock required to be issued in connection with a fiscal 1998 acquisition. Additional shares are required to be issued to the extent that the average closing market value of the Company's common stock for the ten business days ended October 1, 2000 is less than $13.10 per share.


(5)   INVENTORIES

      Inventories consist of:
                               (Unaudited)
                                 June 30,     March 31,
(In thousands)                     2000         2000
Finished goods                  $166,447      $158,549
Raw materials                      1,281           889
                                $167,728      $159,438

  Inventories determined by the LIFO inventory method totaled $21.5 million and $22.6 million at June 30, 2000 and March 31, 2000, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.4 million higher at both June 30, 2000 and March 31, 2000.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(6)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:
                                         (Unaudited)
                                           June 30,      March 31,
(In thousands)                               2000          2000
Investments in unconsolidated affiliates   $  71,173     $  72,959
Non-compete agreements and other
 intangible assets, at cost, net of
 accumulated amortization of $100.3
 million at June 30, 2000 and
 $97.5 million at March 31, 2000              45,637        48,136
Other assets                                  10,982        10,180
                                            $127,792      $131,275


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                         (Unaudited)
                                           June 30,      March 31,
(In  thousands)                              2000          2000
Cash overdraft                             $ 21,518      $ 18,960
Accrued payroll and employee benefits        16,680        24,441
Insurance reserves                           12,490        11,475
Accrued interest                             11,516         8,969
Other accrued expenses and
 current liabilities                         57,599        57,404
                                           $119,803      $121,249

  The cash overdraft is attributable to the float of the Company's outstanding checks.


(8)  STOCKHOLDERS' EQUITY

     Changes in stockholders' equity were as follows:
                                                                   Employee
                                    Shares of Common    Treasury   Benefits
(In thousands of shares)          Stock $.01 Par Value    Stock     Trust
Balance-April 1, 2000                    73,144          1,126      4,822
Common Stock issuance (a)                   203             --         --
Purchase of treasury stock                   --          1,419         --
Sale of treasury stock to Trust (b)          --         (2,029)     2,029
Reissuance of stock held by Trust (c)        --             --       (290)
Balance-June 30, 2000                    73,347            516      6,561

(a)  Issuance of common stock for stock option exercises.
(b)  Sale of common stock from treasury to the Employee Benefits Trust.
(c) Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                                                            Accumulated
                                     Capital in                Other                 Employee   Compre-
                             Common  Excess of   Retained  Comprehensive  Treasury   Benefits   hensive
(In thousands of dollars)     Stock  Par Value   Earnings     Loss          Stock      Trust    Income
Balance-April 1, 2000        $731    $193,893    $327,373     $(596)      $(8,435)   $(40,459)  $   --
Net earnings                   --          --       9,816        --            --          --    9,816
Common stock issuance (a)       2         530          --        --            --          --       --
Foreign currency translation
 adjustments                   --          --          --      (144)           --          --     (144)
Purchase of treasury stock     --          --          --        --       (11,214)         --       --
Sale of treasury stock
 to Trust (b)                  --      (4,404)         --        --        15,667     (11,263)      --
Reissuance of common stock
 from Trust (c)                --        (807)         --        --            --       2,249       --
Tax benefit from stock
 option exercises              --         275          --        --            --          --       --
Balance-June 30, 2000        $733    $189,487    $337,189     $(740)      $(3,982)   $(49,473)  $9,672

(a)  Issuance of common stock for stock option exercises.
(b)  Sale of common stock from treasury to the Employee Benefits Trust.
(c)  Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.


(9)   COMMITMENTS AND CONTINGENCIES

(a)     Litigation

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims. A hearing on the Company's motion for summary judgment took place in May, 2000, and the court's ruling on the action is expected shortly. The Company is optimistic that the ruling will be favorable. However, if the court does not grant the motion in whole, the Company will face a possible lengthy trial after yet more discovery.

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


(10)   SUMMARY BY BUSINESS SEGMENT

  Information related to the Company's operations by business segment for the three months ended June 30, 2000 and 1999 is as follows:

                                 Three Months Ended                       Three Months Ended
                                    June 30, 2000                            June 30, 1999
(In thousands)                           Gas                                      Gas
                       Distribution   Operations   Combined     Distribution   Operations   Combined
Gas and rent           $  158,597     $   33,494   $  192,091   $  142,780     $   32,526   $  175,306
Hardgoods                 216,142            765      216,907      203,187          1,000      204,187
  Total net sales         374,739         34,259      408,998      345,967         33,526      379,493

Intersegment sales             --          8,369        8,369           --          8,659        8,659

Gross profit              171,990         21,812      193,802      157,535         20,691      178,226
Gross profit margin         45.9%          63.7%        47.4%        45.5%          61.7%        47.0%

Operating income           26,125          4,918       31,043       26,260          2,839       29,099

Earnings before income
 taxes and cumulative
 effect of an accounting
 change                    14,357          2,337       16,694       15,680            858       16,538

Assets                  1,515,438        228,778    1,744,216    1,443,901        245,125    1,689,026


                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

INCOME STATEMENT COMMENTARY

Net Sales

  Net sales increased 7.8% in the quarter ended June 30, 2000 ("current quarter") compared to the quarter ended June 30, 1999 ("prior year quarter"). Total same-store sales increased 2.9% in the current quarter versus the prior year quarter.

                     Three Months Ended
(In thousands)            June 30,
Net Sales             2000       1999          Increase
Distribution          $374,739   $345,967   $28,772    8.3%
Gas Operations          34,259     33,526       733    2.2%
                      $408,998   $379,493   $29,505    7.8%

  The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $28.8 million primarily as a result of net acquisition and divestiture activity and same-store sales growth. Acquisition and divestiture activity accounted for a net sales increase of $18.6 million as the acquisition of seven distributors since July 1, 1999 were partially offset by divestitures during fiscal 2000. The most significant of the seven acquisitions was that of Puritan-Bennett Corporation ("Puritan-Bennett") in the fourth quarter of fiscal 2000, which contributed $15.2 million of sales in the current quarter. Distribution same-store sales growth of $10.2 million (2.8%) was the result of gas and rent sales growth of $5.0 million (3.3%) and hardgoods sales growth of $5.2 million (2.5%). The Distribution segment's sales growth resulted from continued success in sales initiatives such as national accounts and strategic products. Growth in gas and rent same-store sales was primarily attributable to higher volumes of strategic products, including medical, bulk and specialty gases and welder equipment rental. Although difficult to estimate, the Company believes the implementation of price increases to customers in the current quarter also contributed to the increase in net sales of gas and rent. Hardgoods same-store sales growth was driven by an increase in safety and tool product sales. The growth in hardgoods sales represented the first positive same-store sales comparison for the product category since the quarter ended June 30, 1998.

  Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling, food and beverage applications, chemical products, and oil and gas extraction. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales increased $733 thousand compared to the prior year quarter as a result of same-store sales growth, partially offset by net acquisition and divestiture activity. Gas Operations' same-store sales increased $1.4 million (4.3%) primarily from higher volumes of dry ice, liquid carbon dioxide, and nitrous oxide. Unseasonably warm weather helped drive dry ice volumes. The divestiture of foreign operations in Poland and Thailand during fiscal 2000 was largely offset by nitrous oxide business acquired with Puritan-Bennett. Net acquisition and divestiture activity resulted in a sales decline of $668 thousand.

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

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

  Gross profits increased 8.7% during the current quarter compared to the prior year quarter.

                     Three Months Ended
(In thousands)            June 30,
Gross Profits         2000       1999          Increase
Distribution          $171,990   $157,535   $14,455    9.2%
Gas Operations          21,812     20,691     1,121    5.4%
                      $193,802   $178,226   $15,576    8.7%

  The increase in Distribution gross profits of $14.5 million resulted from net acquisition and divestiture activity of $11.7 million and growth in same-store gross profits of $2.8 million (1.6%).
Acquisitions contributed gross profits of $14.1 million, partially offset by fiscal 2000 divestitures with gross profits of $2.4 million in the prior year quarter. The increase in same-store gross profits resulted primarily from improvements in gas and rent. Competitive pricing pressures on hardgoods have been partially mitigated by lower costs from centralized purchasing initiatives and continued growth in sales of higher margin private label products. Distribution's gross profit margin of 45.9% in the current quarter increased 40 basis points from 45.5% in the prior year quarter as a result of the acquisition of Puritan-Bennett. The acquisition of Puritan-Bennett improved the sales mix by increasing higher margin gas and rent to 42% of sales in the current quarter compared to 41% in the prior year quarter. Excluding the acquisition of Puritan-Bennett, Distribution margins were off 50 basis points.

  The increase in Gas Operations' gross profits of $1.1 million resulted from same-store gross profit growth, partially offset by net acquisition and divestiture activity. Same-store gross profit growth of $1.4 million (7.0%) was primarily due to improved gross margins from higher sales volumes that leveraged fixed manufacturing costs. Gross profits decreased $300 thousand as a result of net acquisition and divestiture activity. Gas Operations' gross profit margin of 63.7% increased 200 basis points from 61.7%.

Operating Expenses

  Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $13.1 million (10.3%) compared to the prior year quarter primarily from net acquisition and divestiture activity and higher costs associated with personnel, insurance and fuel costs. As a percentage of net sales, operating expenses increased 70 basis points to 34.2% compared to 33.5% in the prior year quarter.

  Depreciation and amortization totaled $22.7 million in the current quarter compared to $22.2 million in the prior year quarter. The increase is primarily due to acquisitions and capital expenditures completed since April 1, 1999, partially offset by divestitures.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

  Operating income increased 6.7% during the current quarter compared to the prior year quarter.

                     Three Months Ended
(In thousands)            June 30,
Operating Income      2000       1999        Increase(Decrease)
Distribution          $26,125    $26,260     $ (135)    (0.5%)
Gas Operations          4,918      2,839      2,079     73.2%
                      $31,043    $29,099     $1,944      6.7%

  The Distribution segment's operating income margin decreased 60 basis points to 7.0% in the current quarter compared to 7.6% in the prior year quarter primarily as a result of higher operating expenses, partially offset by an increase in gross profits from same-store sales growth and acquisitions.

  Gas Operations' operating income increased $2.1 million compared to the prior year quarter primarily from the acquisition of Puritan-Bennett's nitrous oxide business, the divestiture of foreign operations, and higher sales volumes associated with liquid carbon dioxide and dry ice. Excluding divestitures in the prior year quarter, Gas Operations' operating income margin increased to 14.4% in the current quarter compared to 13.7% in the prior year quarter.

Interest Expense

  Interest expense, net, totaled $15.8 million representing an increase of $2.0 million (14.4%) compared to the prior year quarter. The increase in interest expense resulted from higher average debt levels and a 70 basis point increase in weighted-average interest rates. At June 30, 2000, the Company's ratio of fixed to variable rate debt was 47% to 53%, respectively. The net increase in debt was primarily attributable to the fiscal 2000 acquisition of Puritan-Bennett. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Equity in Earnings of Unconsolidated Affiliates

  Equity in earnings of unconsolidated affiliates of $1.4 million increased $400 thousand from $1 million in the prior year quarter primarily due to higher joint venture earnings of National Welders Supply.

Income Tax Expense

  The effective income tax rate was 41.2% of pre-tax earnings in the current quarter compared to 41.5% in the prior year quarter. The decrease in the effective income tax rate in the current quarter was primarily the result of higher earnings of unconsolidated equity affiliates.

Cumulative Effect of an Accounting Change

  In the first quarter of fiscal 2000, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a charge to net earnings of $590 thousand. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units constructed during fiscal 1998 and 1999.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Earnings

  Net earnings for the quarter ended June 30, 2000 were $9.8 million, or $.15 per diluted share, compared to $9.1 million, or $.13 per diluted share, in the prior year quarter. Net earnings in the prior year quarter were $9.7 million, or $.14 per diluted share, excluding the charge for the cumulative effect of an accounting change.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

  Cash flows from operating activities totaled $12.2 million for the three months ended June 30, 2000 compared to $20.1 million in the prior year quarter. Adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization of $22.7 million and deferred income taxes of $3.5 million from temporary differences. Additionally, working capital components used cash of $21.9 million primarily for an increase in trade receivables and inventories and lower accounts payable and accrued expenses. Trade receivables increased $5.2 million primarily due to higher sales volumes and a build in receivables related to the Puritan-Bennett acquisition. Trade receivables days' sales outstanding increased to 50 days from 48 days at March 31, 2000. Inventories used cash of $8.2 million with hardgoods days' supply of inventory increasing to 86 days from 80 days at March 31, 2000. The higher level of hardgoods days' supply of inventory is primarily due to an increase in safety and welding product inventories in connection with centralized purchasing and distribution initiatives. The lower level of accounts payable was due to the timing of payments to vendors.

  After-tax cash flow (net earnings, excluding the charge from the fiscal 2000 accounting change, plus depreciation, amortization and deferred income taxes) increased 2.3% to $36.0 million compared to $35.2 million in the prior year quarter.

  Cash used in investing activities totaled $12.6 million during the current quarter and primarily consisted of capital expenditures. Capital expenditures during the current quarter totaled $15 million compared to $14.4 million in the same quarter last year. Capital expenditures of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $10 million, or 67% of total capital expenditures, and facilitate strategic product sales growth.
Management continues to focus on improving asset utilization and controlling capital spending.

  Financing activities provided cash of $389 thousand. Debt financing, net of repayments, and an increase in the cash overdraft provided cash of $11.1 million, which was largely used for the repurchase of the Company's common stock. The cash overdraft represents the float of the Company's outstanding checks.

  The Company will continue to look for appropriate acquisitions of distributors while it focuses on reducing its financial leverage. Future acquisitions, capital expenditures and costs associated with eCommerce are expected to be funded through the use of cash flow from operations, debt, common stock for certain acquisition candidates, funds from the divestiture of certain businesses and other available sources. The Company believes that its sources of financing are adequate for its anticipated needs. The Company also believes that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

  The Company does not currently pay dividends.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Instruments

  The Company has unsecured revolving credit facilities totaling
$725 million and $100 million Canadian (US$68 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations
on dividends.   At June 30, 2000, the Company had borrowings under the
credit agreement of approximately $569 million and $43 million Canadian (US$29 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $54 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $140 million at June 30, 2000. At June 30, 2000, the effective interest rate on borrowings under the credit facilities was 6.95% on U.S. borrowings and 6.26% on Canadian borrowings.

  At June 30, 2000, the Company had the following long-term debt outstanding under medium-term notes: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at June 30, 2000, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $63 million with interest rates ranging from 6% to 10.5%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

  The Company manages its exposure to changes in market interest rates. At June 30, 2000, the Company was party to 21 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $539 million in notional principal amount at June 30, 2000. Sixteen swap agreements with approximately $359 million in notional principal amount require fixed interest payments based on an average effective rate of 6.33% for remaining periods ranging between one and five years. Five swap agreements with $180 million in notional principal amount require variable interest payments based on an average rate of 6.22% at June 30, 2000. Under the terms of five swap agreements, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At June 30, 2000, approximately $2.3 million of such payments was included in other current liabilities and $1.6 million was included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties.

Share Repurchase Program

  In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase program with borrowings and funds provided by operating activities. During the three month period ended June 30, 2000, the Company repurchased 1.4 million shares at an average cost of $7.90 per share. The effect of the share repurchases on earnings per share for the quarter ended June 30, 2000 was not material. At June 30, 2000, approximately 500 thousand shares remain under the share repurchase authorization.

Employee Benefits Trust

  During the quarter ended June 30, 2000, the Employee Benefits
Trust purchased approximately 2 million shares of common stock from the Company at fair market value.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

New Accounting Pronouncements

  In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." Management has evaluated the impact of Statement 138 as it amends Statement 133, and believes that it will not have a material impact on the net earnings of the Company.

  In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation- an
Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to option repricings and certain other transactions after December 15, 1998. The Company believes that FIN 44 will not have a material impact on the net earnings of the Company.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation date of SAB 101 has been delayed and will be effective for the Company in the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on its financial position and results of operations.


Forward-looking Statements

  This report contains statements that are forward looking, as that term is defined by Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in rules, regulations and releases. These statements include, but are not limited to, statements regarding: same-store sales trends, gross profit trends, operating expense trends, future acquisitions, future debt repayment, future sources of financing, asset utilization, the level of fiscal 2001 capital expenditures, price increases, increased sales, performance of counterparties under interest rate swap agreements, the level of competition and general economic conditions in the industrial markets served by the Company. Airgas intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors, and the making of such statements should not be regarded as a representation by Airgas or any other person that the results expressed therein will be achieved. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to, underlying market conditions, growth and continued improvement in same-store sales, the Company's ability to reduce costs and control operating expenses, the potential impact of higher operating expenses in future periods, the ability to manage interest rate exposure, the success of higher margin private label products, the success of centralized purchasing and distribution initiatives in reducing inventory levels and lowering product costs, the success and timing of intended divestitures, the effects of competition from independent distributors and vertically integrated gas producers on products and pricing, growth and acceptance of new product lines through the Company's sales and marketing programs, changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods, the outcome and costs associated with the defense and settlement of certain lawsuits, uncertainties regarding accidents or litigation which may arise in the ordinary course of business and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

  The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At June 30, 2000, the ratio of fixed versus floating debt was 47% to 53%. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

  The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of June 30, 2000. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.






                     [Continued on following page]


                                            Expected Fiscal Year of Maturity
                            ______________________________________________________________________________
(In millions)                                                                                        Fair
                            2001     2002     2003     2004     2005     2006   Thereafter   Total   Value
Fixed Rate Debt:
Medium-term notes           $ --     $ 50     $ --     $ 75     $ --     $ --      $100       $225   $191
 Interest expense           $ 13     $ 15     $ 13     $ 13     $  8     $  8      $  3       $ 73
 Average interest rate      7.41%    7.42%    7.49%    7.49%    7.75%    7.75%     7.75%

Acquisition notes           $ 11     $ 16     $  1     $ 22     $ --     $  2      $  1       $ 53   $ 47
 Interest expense           $  1     $  1     $ --     $  2     $ --     $ --      $ --       $  4
 Average interest rate      7.45%    7.45%    7.45%    7.45%    7.45%    7.45%     7.45%

Other notes                 $  1     $  1     $ --     $ --     $ --     $ --      $ --       $  2   $  2
 Average interest rate      7.55%    7.55%

Variable Rate Debt:
Revolving credit facilities $ --     $ --     $598     $ --     $ --     $ --      $ --       $598   $598
 Interest expense           $ 31     $ 42     $ 28     $ --     $ --     $ --      $ --       $101
 Interest rate (a)          6.95%    6.95%    6.95%

Other notes                 $ --     $  7     $ --     $ --     $  1     $ --      $ --       $  8   $  8
 Average interest rate     10.50%   10.50%    7.50%    7.50%    7.50%

US denominated Swaps:
14 Swaps Receive
   Variable/Pay Fixed       $ 59     $177     $ 78     $ --     $ 40     $ --      $ --       $354   $ (2)
   Variable Receive rate
    (3 month LIBOR)= 6.60%
   Weighted average
     pay rate = 6.29%

5 Swaps Receive
   Fixed/Pay Variable       $ 50     $ 50     $ --     $ 30     $ --     $ --      $ 50       $180   $ --
   Weighted average
    receive rate = 6.74%
   Variable pay rate
    (6 month LIBOR)=6.22%

Canadian $ denominated Swaps:
2 Swaps Receive
   Variable/Pay Fixed       $  3     $  2     $ --     $ --     $ --     $ --      $ --       $  5   $ --
    (3 month CAD BA (b))
      =5.76%
   Weighted average
     pay rate = 7.11%

Other LIBOR based agreements:

Operating leases with trust $  1     $  1     $  1     $ 43     $ --     $ --      $ --       $ 46   $ 46
   Variable rate
   (3 month LIBOR plus
   130 basis points) = 7.90%

(a) The variable rate of long-term debt obligations is based on the London Interbank Offered Rate ("LIBOR") as of June 30, 2000. For future periods, the variable interest rate is assumed to remain at 6.95% with the principal balance of long-term debt obligations held constant at $598 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

Limitations of the tabular presentation

  As the table incorporates only those interest rate risk exposures that exist as of June 30, 2000, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.


Foreign Currency Rate Risk

  Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims. A hearing on the Company's motion for summary judgment took place in May, 2000, and the court's ruling on the action is expected shortly. The Company is optimistic that the ruling will be favorable. However, if the court does not grant the motion in whole, the Company will face a possible lengthy trial after yet more discovery.

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


Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits

    The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description

         11         Calculation of earnings per share

         27         Financial Data Schedule as of June 30, 2000.

b.  Reports on Form 8-K

    On April 28, 2000, the Company filed a Form 8-K pursuant to Item 5, announcing its earnings outlook for the fourth quarter ended March 31, 2000.

    On May 12, 2000, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the fourth quarter and fiscal year ended March 31, 2000.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Airgas, Inc.
                                         (Registrant)






Date:  August 4, 2000                  /s/ Roger F. Millay
                                        Roger F. Millay
                                        Senior Vice President - Finance and
                                        Chief Financial Officer