Form 10-Q
period 2000-09-30
AIRGAS INC
filed 2000-11-09
CIK 804212

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 2000

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






Common Stock outstanding at November 3, 2000:  66,635,111 shares

                               AIRGAS, INC.

                                FORM 10-Q
                            September 30, 2000

                                  INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Earnings for the Three and
     Six Months Ended September 30, 2000 and 1999 (Unaudited)............ 3

     Consolidated Balance Sheets
     as of September 30, 2000 (Unaudited) and March 31, 2000............. 4

     Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 2000 and 1999 (Unaudited).... 5

     Notes to Consolidated Financial Statements (Unaudited).............. 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 26

Item 4.  Submission of Matters to a Vote of Security Holders............. 26

Item 6.  Exhibits and Reports on Form 8-K................................ 27

SIGNATURES............................................................... 28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)


                                          Three Months Ended         Six Months Ended
                                             September 30,             September 30,
                                          2000          1999         2000        1999
Net sales
    Distribution                          $371,059    $346,973       $745,798    $692,940
    Gas Operations                          39,038      40,316         73,297      73,842
          Total net sales                  410,097     387,289        819,095     766,782

Costs and expenses
    Cost of products sold (excluding
      depreciation and amortization)
          Distribution                     198,650     186,647        401,399     375,079
          Gas Operations                    14,437      16,200         26,884      29,035
    Selling, distribution and
      administrative expenses              141,653     129,185        281,668     256,146
    Depreciation                            15,990      16,525         32,314      32,304
    Amortization                             6,321       6,428         12,741      12,815
          Total costs and expenses         377,051     354,985        755,006     705,379

Operating income
    Distribution                            26,598      26,408         52,723      52,668
    Gas Operations                           6,448       5,896         11,366       8,735
          Total operating income            33,046      32,304         64,089      61,403

Interest expense, net                      (16,306)    (14,435)       (32,071)    (28,218)
Other income, net                              405      15,183            457      15,405
Equity in earnings of unconsolidated
  affiliates                                   487         725          1,851       1,725
    Earnings before income taxes and
      the cumulative effect of an
      accounting change                     17,632      33,777         34,326      50,315
Income tax expense                           7,229      14,865         14,107      21,728
    Earnings before the cumulative
      effect of an accounting change        10,403      18,912         20,219      28,587
Cumulative effect of an accounting
  change, net of taxes                          --          --             --        (590)

Net earnings                              $ 10,403    $ 18,912       $ 20,219    $ 27,997

Basic earnings per share:
  Earnings per share before the
    cumulative effect of an
    accounting change                     $    .16    $    .27       $    .31    $    .41
  Cumulative effect per share of an
    accounting change                           --          --             --        (.01)
  Net earnings per share                  $    .16    $    .27       $    .31    $    .40

Diluted earnings per share:
  Earnings per share before the
    cumulative effect of an
    accounting change                     $    .16    $    .27       $    .30    $    .40
  Cumulative effect per share of an
    accounting change                           --          --             --        (.01)
  Net earnings per share                  $    .16    $    .27       $    .30    $    .39

Weighted average shares outstanding:
  Basic                                     65,400      69,700         65,200      69,800
  Diluted                                   66,600      71,200         66,900      71,200

Comprehensive income                      $ 10,360    $ 18,965       $ 20,032    $ 28,199

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                  (Unaudited)
                                                  September 30,        March 31,
                                                     2000                2000
ASSETS
Current Assets
Trade receivables, less allowances for
 doubtful accounts of $7,417 at September 30,
 2000 and $6,194 at March 31, 2000                $  220,603          $  211,989
Inventories, net                                     161,507             159,438
Deferred income tax asset, net                        13,463              13,752
Prepaid expenses and other current assets             22,622              23,611
   Total current assets                              418,195             408,790
Plant and equipment, at cost                       1,097,513           1,074,365
Less accumulated depreciation                       (349,129)           (320,597)
   Plant and equipment, net                          748,384             753,768
Goodwill, net of accumulated amortization of
 $75,487 at September 30, 2000 and $68,471 at
 March 31, 2000                                      439,025             445,498
Other non-current assets                             118,783             131,275
   Total assets                                   $1,724,387          $1,739,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                           $   67,691          $   78,276
Accrued expenses and other current liabilities       113,504             121,249
Current portion of long-term debt                     68,662              20,071
   Total current liabilities                         249,857             219,596
Long-term debt                                       795,599             857,422
Deferred income taxes                                167,494             160,808
Other non-current liabilities                         26,055              28,998
Commitments and contingencies                             --                  --

Stockholders' Equity
Preferred stock, no par, 20,000 shares
 authorized, no shares issued or outstanding at
 September 30, 2000 and March 31, 2000                    --                  --
Common stock, par value $.01 per share,
 200,000 shares authorized, 73,431 and
 73,144 shares issued at September 30, 2000 and
 March 31, 2000, respectively                            734                 731
Capital in excess of par value                       189,176             193,893
Retained earnings                                    347,592             327,373
Accumulated other comprehensive loss                    (783)               (596)
Treasury stock, 516 and 1,126 common shares
 at cost at September 30, 2000 and March 31,
 2000, respectively                                   (3,982)             (8,435)
Employee benefits trust, 6,280 and 4,822
 common shares at cost at September 30, 2000 and
 March 31, 2000, respectively                        (47,355)            (40,459)
   Total stockholders' equity                        485,382             472,507
   Total liabilities and stockholders' equity     $1,724,387          $1,739,331

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                Six Months Ended       Six Months Ended
                                               September 30, 2000     September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                        $   20,219             $   27,997
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Depreciation and amortization                        45,055                 45,119
   Deferred income taxes                                 6,900                  6,750
   Equity in earnings of unconsolidated affiliates      (1,851)                (1,725)
   Gain on divestitures                                   (526)               (14,369)
   (Gain) loss on sales of plant and equipment             (58)                     7
   Minority interest in earnings                            --                    (51)
   Stock issued for employee stock purchase plan         2,800                  2,707
   Other non-cash charges                                   --                  1,027
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
   Trade receivables, net                               (8,372)                (1,618)
   Inventories, net                                     (1,944)                  (697)
   Prepaid expenses and other current assets             1,740                   (139)
   Accounts payable, trade                             (10,651)               (14,274)
   Accrued expenses and other current liabilities        1,200                  3,792
   Other assets and liabilities, net                    (3,859)                (3,302)
     Net cash provided by operating activities          50,653                 51,224

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (30,959)               (30,841)
   Proceeds from sales of plant and equipment            1,346                    955
   Proceeds from divestitures                            7,000                 46,596
   Business acquisitions, net of cash acquired          (1,839)               (23,377)
   Business acquisitions, holdback settlements          (1,878)                  (830)
   Investment in unconsolidated affiliates                  --                    (30)
   Dividends from unconsolidated affiliates              1,487                  1,897
   Other, net                                            2,302                   (358)
     Net cash used in investing activities             (22,541)                (5,988)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                             62,000                 77,985
   Repayment of debt                                   (75,232)              (102,461)
   Purchase of treasury stock                          (11,214)               (15,345)
   Proceeds from exercise of stock options                 837                    904
   Cash overdraft                                       (4,503)                (6,319)
     Net cash used in financing activities             (28,112)               (45,236)

Change in Cash                                      $       --             $       --
     Cash - beginning of period                             --                     --
     Cash - end of period                           $       --             $       --

Cash paid during the period for:
     Interest                                       $   32,985             $   29,067
     Income taxes, net of refunds                   $    1,315             $    5,427

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

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures, an accounting change and special charges, which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

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


(3)   DIVESTITURES

     In May 2000, the Company completed the sale of its equity investment in Bhoruka Gases, Ltd. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of approximately $1.7 million, which had been provided for under the Company's 1998 special charges. In August 2000, the Company completed
the sale of Superior Air Products Limited ("SAPL").    Proceeds from
the sale were $6.4 million. The investment was sold for a gain of approximately $500 thousand, which was recorded in "Other income, net." The Company's combined equity in the earnings of these unconsolidated affiliates was insignificant for both of the six-month periods ended September 30, 2000 and 1999. With the completion of the SAPL sale in the quarter ended September 30, 2000, the Company reversed its remaining accrued liability of $1.3 million that was originally established in the 1998 special charges. The special charge reversal of the remaining accrued divestiture liability reflects the difference between the Company's original loss estimates and actual results.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


(3)   DIVESTITURES - (Continued)

     In August 1999, the Company completed the divestiture of its operations in Poland and Thailand. The divestiture resulted in a non-recurring gain of $14.4 million ($7.6 million after-tax, or $.11 per diluted share) which was recognized in "Other income, net." Cash proceeds from the sale were $46.2 million. The operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 of $7.1 million and $29 thousand, respectively.


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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 2000 and 1999:

                                     Three Months Ended       Six Months Ended
                                        September 30,            September 30,
(In thousands)                       2000          1999       2000        1999
Weighted average common shares
outstanding:
     Basic                           65,400      69,700       65,200      69,800
     Stock options                      400       1,300          400       1,200
     Contingently issuable shares       800         200        1,300         200
     Diluted                         66,600      71,200       66,900      71,200

     Contingently issuable shares represent additional shares of Company common stock required to be issued in connection with a fiscal 1998 acquisition. In the fiscal 2001 third quarter, the Company will issue approximately 800 thousand shares in connection with the acquisition. The number of issuable shares is based on the spread between the average closing market value of the Company's common stock for the ten business days ended October 1, 2000 ($6.09 per share) and $13.10 per share.


(5)   INVENTORIES

      Inventories consist of:
                                  (Unaudited)
                                  September 30,     March 31,
      (In thousands)                 2000             2000
      Finished goods              $160,443          $158,549
      Raw materials                  1,064               889
                                  $161,507          $159,438

     Inventories determined by the LIFO inventory method totaled $19.8 million and $22.6 million at September 30, 2000 and March 31, 2000, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.4 million higher at both September 30, 2000 and March 31, 2000.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


(6)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:
                                                  (Unaudited)
                                                  September 30,   March 31,
     (In thousands)                                  2000           2000
     Investments in unconsolidated affiliates     $ 65,029       $ 72,959
     Non-compete agreements and other
      intangible assets, at cost, net of
      accumulated amortization of $103.2 million
      at September 30, 2000 and $97.5 million at
      March 31, 2000                                42,762         48,136
     Other assets                                   10,992         10,180
                                                  $118,783       $131,275


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                                      (Unaudited)
                                                      September 30,   March 31,
     (In  thousands)                                     2000           2000
     Cash overdraft                                   $ 14,457        $ 18,960
     Accrued payroll and employee benefits              21,612          24,441
     Insurance reserves                                 12,805          11,475
     Other accrued expenses and current liabilities     64,630          66,373
                                                      $113,504        $121,249

     The cash overdraft is attributable to the float of the Company's outstanding checks.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


(8)  STOCKHOLDERS' EQUITY

     Changes in stockholders' equity were as follows:

                                                                             Employee
                                           Shares of Common      Treasury     Benefits
(In thousands of shares)                 Stock $.01 Par Value     Stock        Trust
Balance-April 1, 2000                           73,144            1,126        4,822
 Common Stock issuance <F1>                        287               --           --
 Purchase of treasury stock                         --            1,419           --
 Sale of treasury stock to Trust <F2>               --           (2,029)       2,029
 Reissuance of stock held by Trust <F3>             --               --         (571)
Balance-September 30, 2000                      73,431              516        6,280

<F1> Issuance of common stock for stock option exercises.
<F2> Sale of common stock from treasury to the Employee Benefits Trust.
<F3> Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                                                                  Accumulated
                                          Capital in                 Other                   Employee   Compre-
                                 Common   Excess of    Retained   Comprehensive   Treasury   Benefits   hensive
(In thousands of dollars)        Stock    Par Value    Earnings      Loss          Stock      Trust     Income
Balance-April 1, 2000            $731     $193,893     $327,373      $(596)       $ (8,435)  $(40,459)  $    --
Net earnings                       --           --       20,219         --              --         --    20,219
Common stock issuance <F1>          3          834           --         --              --         --        --
Foreign currency translation
 adjustments                       --           --           --       (187)             --         --      (187)
Purchase of treasury stock         --           --           --         --         (11,214)        --        --
Sale of treasury stock
 to Trust <F2>                     --       (4,404)          --         --          15,667    (11,263)       --
Reissuance of common stock
 from Trust <F3>                   --       (1,567)          --         --              --      4,367        --
Tax benefit from stock
 option exercises                  --          420           --         --              --         --        --
Balance-September 30, 2000       $734     $189,176     $347,592      $(783)        $(3,982)  $(47,355)  $20,032

<F1> Issuance of common stock for stock option exercises.
<F2> Sale of common stock from treasury to the Employee Benefits Trust.
<F3> Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


(9)   COMMITMENTS AND CONTINGENCIES

(a)  Litigation

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. In August, 2000, the Company's motion for summary judgment was denied, and the Company anticipates that additional discovery and pretrial motions will take nine to twelve more months and may result in additional costs. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

     In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a non-recurring special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. During the quarter ended September 30, 2000, the Company recorded a non-recurring special charge of $1.3 million related to the estimated legal fees and costs of pursuing additional recoveries from its insurance carriers. All steps preparatory for trial have been concluded, and the Company expects that a trial date will be set imminently.

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

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


(10)   SUMMARY BY BUSINESS SEGMENT

     Information related to the Company's operations by business segment for the three months ended September 30, 2000 and 1999 follows:

                                Three Months Ended                        Three Months Ended
                                September 30, 2000                        September 30, 1999
(In thousands)                         Gas                                       Gas
                     Distribution   Operations   Combined      Distribution   Operations   Combined
Gas and rent         $  160,307     $   38,220   $  198,527    $  145,314     $   39,369   $  184,683
Hardgoods               210,752            818      211,570       201,659            947      202,606
  Total net sales       371,059         39,038      410,097       346,973         40,316      387,289

Intersegment sales           --          7,944        7,944            --          7,726        7,726

Gross profit            172,409         24,601      197,010       160,326         24,116      184,442
Gross profit margin        46.5%          63.0%        48.0%         46.2%          59.8%        47.6%

Operating income         26,598          6,448       33,046        26,408          5,896       32,304

Earnings before
 income taxes            13,527          4,105       17,632        15,267         18,510       33,777

Assets                1,500,827        223,560    1,724,387     1,458,402        221,887    1,680,289

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



(10)  SUMMARY BY BUSINESS SEGMENT - (Continued)

     Information related to the Company's operations by business segment for the six months ended September 30, 2000 and 1999 follows:

                                  Six Months Ended                          Six Months Ended
                                 September 30, 2000                        September 30, 1999
(In thousands)                          Gas                                       Gas
                      Distribution   Operations   Combined      Distribution   Operations   Combined
Gas and rent          $  318,904     $   71,714   $  390,618    $  288,095     $   71,895   $  359,990
Hardgoods                426,894          1,583      428,477       404,845          1,947      406,792
  Total net sales        745,798         73,297      819,095       692,940         73,842      766,782

Intersegment sales            --         16,313       16,313            --         16,385       16,385

Gross profit             344,399         46,413      390,812       317,861         44,807      362,668
Gross profit margin         46.2%          63.3%        47.7%         45.9%          60.7%        47.3%

Operating income          52,723         11,366       64,089        52,668          8,735       61,403

Earnings before income
 taxes and cumulative
 effect of an
 accounting change        27,892          6,434       34,326        30,931         19,384       50,315

Assets                 1,500,827        223,560    1,724,387     1,458,402        221,887    1,680,289

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 5.9% in the quarter ended September 30, 2000 ("current quarter") compared to the quarter ended September 30, 1999 ("prior year quarter"). Total Company same-store sales increased 4.4% in the current quarter versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to the prior period sales, adjusted for acquisitions and divestitures.

                     Three Months Ended
(In thousands)          September 30,
Net Sales            2000          1999     Increase(Decrease)
Distribution         $371,059   $346,973    $24,086     6.9%
Gas Operations         39,038     40,316     (1,278)   (3.2%)
                     $410,097   $387,289    $22,808     5.9%

     The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $24.1 million primarily from net acquisition and divestiture activity and same-store sales growth. Acquisition and divestiture activity accounted for a net sales increase of $12.8 million as the acquisition of five distributors since July 1, 1999 were partially offset by a divestiture during fiscal 2000. The most significant of the five acquisitions was that of Mallinckrodt Inc.'s Puritan-Bennett ("Puritan-Bennett") medical gas business in the fourth quarter of fiscal 2000. Distribution same-store sales growth of $11.3 million (4.0%) resulted from gas and rent sales growth of $7.2 million (5.5%) and hardgoods sales growth of $4.1 million (2.8%). The Distribution segment's sales growth resulted from continued success in sales initiatives such as national accounts and strategic products. Growth in gas and rent same-store sales was primarily attributable to higher volumes of strategic products, including medical and specialty gases and welder equipment rental. The Company also believes price increases during the first and second fiscal quarters contributed to gas and rent sales growth. Hardgoods same-store sales growth was driven by an increase in sales of safety and tool products. The growth in hardgoods sales represented a second consecutive positive same-store sales comparison for the product category. The strength in certain strategic product categories, such as safety, medical and specialty gases, and tools are helping sales growth even though several of the Company's core welding and metal fabrication customer segments are still relatively weak. The Company believes that the Distribution segment's positive sales momentum will continue into the fiscal third quarter driven by higher volumes of strategic products and price increases implemented during the current fiscal year.

     Gas Operations sales primarily include dry ice and carbon dioxide that are used for cooling, food and beverage applications, chemical products, and oil and gas extraction. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales decreased $1.3 million compared to the prior year quarter primarily from net divestiture activity, partially offset by same-store sales growth. Lower sales resulting from the divestiture of operations in Poland and Thailand in the prior year were partially offset by the nitrous oxide production business that was acquired with Puritan-Bennett. Gas Operations' same-store sales increased $2.8 million (8.7%) driven by selected price increases and higher volumes of dry ice, liquid carbon dioxide, and specialty gases. The Company anticipates that sales of the Gas Operations segment will decline in

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the third and fourth quarters of fiscal 2001 compared to the first and second quarters of fiscal 2001 as a result of the seasonal impact of cooler temperatures, which reduce the demand for dry ice and liquid carbon dioxide.

Gross Profits

     Gross profits increased 6.8% and gross profit margins increased 40 basis points to 48.0% during the current quarter compared to the prior year quarter.

                     Three Months Ended
(In thousands)          September 30,
Gross Profits        2000          1999        Increase
Distribution         $172,409   $160,326    $12,083    7.5%
Gas Operations         24,601     24,116        485    2.0%
                     $197,010   $184,442    $12,568    6.8%

     The increase in Distribution gross profits of $12.1 million resulted from net acquisition and divestiture activity of $8.6 million and growth in same-store gross profits of $3.5 million (2.9%). The increase in same-store gross profits resulted primarily from higher sales volumes of gas and rent and price increases implemented during the first and second fiscal quarters. Hardgoods gross profits have also been helped by lower product costs resulting from centralized purchasing initiatives and increased sales of higher margin private label products. Distribution's gross profit margin of 46.5% in the current quarter increased 30 basis points from 46.2% in the prior year quarter primarily as a result of the acquisition of Puritan-Bennett.

     The increase in Gas Operations gross profits of $485 thousand resulted from same-store gross profit growth, partially offset by net divestiture activity. Same-store gross profits grew $1.8 million (8.6%) primarily due to higher sales volumes of dry ice and price increases during the first and second fiscal quarters. Gross profits decreased $1.3 million as a result of net divestiture activity. Gas Operations' gross profit margin of 63.0% increased 320 basis points from 59.8% in the prior year quarter primarily due to the divestiture of lower margin foreign operations.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $12.5 million (9.7%) compared to the prior year quarter primarily from net acquisition and divestiture activity and higher costs associated with personnel, insurance and fuel. As a percentage of net sales, operating expenses increased 110 basis points to 34.5% compared to 33.4% in the prior year quarter.

     Depreciation and amortization amounted to $22.3 million in the current quarter compared to $23.0 million in the prior year quarter.

     During the current quarter, with the sale of a business in India, the Company completed the divestiture of businesses originally provided for under the fiscal 1998 special charge associated with the Company's "Repositioning Airgas for Growth" restructuring plan. The Company reversed the remaining divestiture accrual of $1.3 million that represented the difference between the Company's original loss estimates and actual results. The special charge reversal was offset by a charge recorded in September 2000 to establish a liability for legal fees and costs related to litigation that resulted from a 1997 refrigerant loss.

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income

     Operating income increased 2.3% and operating margins declined 20 basis points to 8.1% during the current quarter compared to the prior year quarter.

                     Three Months Ended
(In thousands)          September 30,
Operating Income     2000          1999       Increase
Distribution         $26,598    $26,408     $ 190    0.7%
Gas Operations         6,448      5,896       552    9.4%
                     $33,046    $32,304     $ 742    2.3%

     The Distribution segment's operating income margin decreased 40 basis points to 7.2% in the current quarter compared to 7.6% in the prior year quarter primarily as a result of higher operating expenses, partially offset by an increase in gross profits from same-store sales growth and acquisitions. The Company believes that continued sales growth and the impact of price increases will help to offset increases in operating expenses during the third and fourth quarters of fiscal 2001.

     The Gas Operations segment's operating income margin increased 190 basis points to 16.5% compared to 14.6% in the prior year quarter primarily from net divestiture activity.

Interest Expense, net

     Interest expense, net, totaled $16.3 million representing an increase of $1.9 million (13.0%) compared to the prior year quarter. The increase in interest expense resulted from higher average debt levels and a 75 basis point increase in weighted-average interest rates. The net increase in debt was primarily attributable to the fourth quarter fiscal 2000 acquisition of Puritan-Bennett as well as common stock repurchases. At September 30, 2000, the Company's ratio of fixed to variable rate debt was 61% to 39%, respectively. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Other Income, net

     Other income, net, totaled $405 thousand in the current quarter compared to $15.2 million in the prior year quarter. The prior year quarter included a $14.4 million gain from the divestiture of operations in Poland and Thailand.

Income Tax Expense

     The effective income tax rate was 41.0% of pre-tax earnings in the current quarter compared to 44.0% in the prior year quarter. The effective income tax rate in the prior year quarter was impacted by higher foreign tax rates on the gain from the divestiture of operations in Poland and Thailand.

Net Earnings

     Net earnings for the quarter ended September 30, 2000 were $10.4 million, or $.16 per diluted share, compared to $18.9 million, or $.27 per diluted share, in the prior year quarter. Excluding the gain on the divestiture of operations in Poland and Thailand, net earnings in the prior year quarter were $11.4 million, or $.16 per diluted share.

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 6.8% for the six months ended September 30, 2000 ("current period") compared to the six months ended September 30, 1999 ("prior year period"). Total Company same-store sales increased 3.7% in the current period versus the prior year period.

                     Six Months Ended
(In thousands)         September 30,
Net Sales            2000        1999       Increase(Decrease)
Distribution         $745,798   $692,940    $52,858     7.6%
Gas Operations         73,297     73,842       (545)   (0.7%)
                     $819,095   $766,782    $52,313     6.8%

     Distribution sales increased $52.9 million primarily as a result of net acquisition and divestiture activity and same-store sales growth. Acquisition and divestiture activity accounted for a net sales increase of $30.9 million, primarily resulting from the fourth quarter fiscal 2000 acquisition of Puritan-Bennett. Same-store sales growth of $22.0 million (3.4%) was the result of gas and rent sales growth of $12.4 million (4.4%) and hardgoods sales growth of $9.6 million (2.7%). Gas and rent same-store sales growth was attributable to sales initiatives such as national accounts and higher volumes of strategic products, particularly medical and specialty gases and welder equipment rental. Gas and rent sales growth was also helped by price increases implemented during the current period. Hardgoods same-store sales growth resulted from an increase in safety and tool product sales from cross-selling initiatives.

     Gas Operations sales decreased $545 thousand in the current period as a result of net divestiture activity largely offset by same-store sales growth. Sales in the current period were $4.7 million lower primarily due to the divestiture of operations in Poland and Thailand in the prior year period. Gas Operations same-store sales increased $4.2 million (6.5%) primarily from higher volumes of dry ice and liquid carbon dioxide. Unseasonably warm weather in certain regions helped increase dry ice volumes during the current period.

Gross Profits

     Gross profits increased 7.8% and gross profit margins increased 40 basis points to 47.7% in the current period compared to the prior year period.

                     Six Months Ended
(In thousands)         September 30,
Gross Profits        2000        1999          Increase
Distribution         $344,399   $317,861    $26,538    8.3%
Gas Operations         46,413     44,807      1,606    3.6%
                     $390,812   $362,668    $28,144    7.8%

     The increase in Distribution gross profits of $26.5 million resulted from net acquisition and divestiture activity of $20.1 million and growth in same-store gross profits of $6.4 million (2.3%). The increase in same-store gross profits was driven by higher sales volumes of gas and rent and price increases implemented during the current period. Hardgoods gross profits have been helped by lower costs from centralized purchasing initiatives and continued sales growth of higher margin private label products. The Distribution segment's gross profit

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


margin of 46.2% in the current period increased 30 basis points from 45.9% in the prior year period primarily from the acquisition of Puritan-Bennett.

     The increase in Gas Operations gross profits of $1.6 million resulted from same-store gross profit growth, partially offset by net divestiture activity. Same-store gross profit growth of $3.2 million (7.8%) resulted primarily from higher sales volumes of dry ice and liquid carbon dioxide and price increases implemented during the current period. Net divestiture activity partially offset the same-store gross profit growth by $1.6 million. Gas Operations gross profit margin of 63.3% increased 260 basis points from 60.7% in the prior year period driven by the divestiture of lower margin foreign operations and the addition of higher margin nitrous oxide business acquired with Puritan-Bennett.

Operating Expenses

     Operating expenses increased $25.5 million (10.0%) compared to the prior year period primarily from net acquisition and divestiture activity and higher costs associated with personnel, insurance and fuel. As a percentage of net sales, operating expenses increased 100 basis points to 34.4% compared to 33.4% in the prior year quarter.

     Depreciation and amortization was flat at $45.1 million in both the current and prior year periods.

Operating Income

     Operating income increased 4.4% and operating margins declined 20 basis points to 7.8% in the current period compared to the prior year period.

                     Six Months Ended
(In thousands)         September 30,
Operating Income     2000        1999          Increase
Distribution         $52,723    $52,668     $   55     0.1%
Gas Operations        11,366      8,735      2,631    30.1%
                     $64,089    $61,403     $2,686     4.4%

     The Distribution segment's operating income margin decreased 50 basis points to 7.1% in the current period compared to 7.6% in the prior year period primarily as a result of higher operating expenses, partially offset by gross profits from same-store sales growth and acquisitions.

     The Gas Operations segment's operating income margin increased 370 basis points to 15.5% primarily from the divestiture of lower margin foreign operations.

Interest Expense, net

     Interest expense, net, totaled $32.1 million representing an increase of $3.9 million (13.7%) compared to the prior year period. The increase in interest expense resulted from higher average debt levels and a 70 basis point increase in weighted-average interest rates. The net increase in debt was primarily attributable to the fourth quarter fiscal 2000 acquisition of Puritan-Bennett as well as common stock repurchases. As discussed in "Liquidity and Capital Resources" and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income, net

     Other income, net, totaled $457 thousand in the current period compared to $15.4 million in the prior year period. The prior year period included a $14.4 million gain from the divestiture of operations in Poland and Thailand.

Income Tax Expense

     The effective income tax rate was 41.1% of pre-tax earnings in the current period compared to 43.2% in the prior year period. The effective income tax rate in the prior year period was affected by higher foreign tax rates on the gain from the divestiture of operations in Poland and Thailand.

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

Net Earnings

     Net earnings for the six month period ended September 30, 2000 were $20.2 million, or $.30 per diluted share, compared to $28 million, or $.39 per diluted share, in the prior year period. Excluding the charge for the cumulative effect of an accounting change and a gain on the divestiture of the Company's operations in Poland and Thailand, net earnings in the prior year period were $21 million, or $.30 per diluted share,

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash flows from operating activities totaled $50.7 million for the six months ended September 30, 2000 compared to $51.2 million in the prior year period. Adjustments to reconcile net income to net cash provided by operating activities included depreciation and amortization of $45.1 million and deferred income taxes of $6.9 million from temporary differences. Additionally, working capital components used cash of $18 million primarily for an increase in trade receivables and inventories and lower accounts payable. Trade receivables increased $8.4 million primarily due to higher sales volumes and a build in receivables related to the Puritan-Bennett acquisition. Trade receivables days' sales outstanding increased to 51 days from 48 days at March 31, 2000. Inventories used cash of $1.9 million with hardgoods days' supply of inventory increasing to 86 days from 80 days at March 31, 2000. The higher level of hardgoods days' supply of inventory is primarily due to an increase in safety and welding product inventories in connection with centralized purchasing and distribution initiatives. The lower level of accounts payable was due to the timing of payments to vendors associated with payment terms.

     Cash used in investing activities totaled $22.5 million during the current period. Investing activities primarily included capital expenditures that used cash of $31 million and divestiture proceeds that provided cash of $7 million. Capital expenditures in the current period were flat compared to the same period last year. Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $23 million, or approximately 75% of total capital expenditures, and facilitate strategic product sales growth. Management continues to focus on improving asset utilization and controlling capital spending. Capital expenditures for fiscal 2001 are expected to amount to less than the fiscal 2000 total of $65 million.

     Financing activities used cash of $28.1 million. Activities that used cash during the period primarily included net repayment of debt of $13.2 million, repurchase of the Company's common stock in the amount of $11.2 million and the decrease in the cash overdraft of $4.5 million. The cash overdraft represents the float of the Company's outstanding checks.

     The Company will continue to look for appropriate acquisitions of distributors while it focuses on reducing its financial leverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, potential sales of non-core businesses and other financing alternatives, including asset-based financing. The Company believes that the sales of non-core businesses have the potential to generate $70 to $85 million in after-tax cash proceeds over the next 12 months. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Instruments

     The Company has unsecured revolving credit facilities totaling $725 million and $100 million Canadian (US $66 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and
limitations on dividends.   At September 30, 2000, the Company had
borrowings under the credit agreement of approximately $554 million and $41 million Canadian (US $27 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $51 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $83 million at September 30, 2000. At September 30, 2000, the effective interest rate on borrowings under the credit facilities was 7.20% on U.S. borrowings and 6.03% on Canadian borrowings.

     At September 30, 2000, the Company had the following medium-term notes outstanding: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. Additionally, at September 30, 2000, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $58 million with interest rates ranging from 6% to 10.5%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     The Company manages its exposure to changes in market interest rates. At September 30, 2000, the Company was party to 21 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $535 million in notional principal amount at September 30, 2000. Seventeen swap agreements with approximately $405 million in notional principal amount require fixed interest payments based on an average effective rate of 6.33% for remaining periods ranging between one and six years. Four swap agreements with $130 million in notional principal amount require variable interest payments based on an average rate of 6.91% at September 30, 2000. Under the terms of three swap agreements, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At September 30, 2000, approximately $2.1 million of such payments was included in other current liabilities and $900 thousand was included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. At September 30, 2000, the Company's ratio of fixed to variable rate debt was 61% to 39%.

Share Repurchase Program

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions depending on market conditions and other factors. The Company has financed its repurchase program with borrowings and funds provided by operating activities. In April 2000, the Company repurchased 1.4 million shares at an average cost of $7.90 per share. The effect of the share repurchases on earnings per share for the three and six-month periods ended September 30, 2000 was not material. At September 30, 2000, approximately 500 thousand shares remain under the share repurchase authorization.

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER

New Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 140 replaces FASB Statement 125, revises the standards for accounting for securitizations and other transfers of financial assets and requires certain additional disclosures. Statement 140 is effective for applicable transactions occurring after March 31, 2001. Statement 140 disclosures are required for fiscal years ending after December 15, 2000. The Company will evaluate the impact of Statement 140 upon the consideration of potential financing alternatives.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." Management has evaluated the impact of Statement 138 as it amends Statement 133, and believes that it will not have a material impact on the net earnings of the Company.

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


Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's expectations regarding the continuation of the Distribution segment's positive same-store sales momentum into the fiscal third quarter; the impact of higher volumes of strategic products and price increases and their effect on sales growth; the seasonal impact on sales of the Gas Operations segment in the fiscal third and fourth quarters of fiscal 2001; the Company's belief that continued sales growth and the impact of price increases will help to offset increases in operating expenses in the third and fourth quarters of fiscal 2001; operating expense trends; the funding of future acquisitions, capital expenditures and current debt maturities through the use of cash flow from operations, revolving credit facilities, potential sales of assets and other financing alternatives; the identification of acquisitions candidates; future debt repayment; future sources of financing; the Company's belief that the sales of non-core businesses have the potential to generate $70 to $85 million in after-tax proceeds over the next 12 months; the level of fiscal 2001 capital expenditures; and performance of counterparties under interest rate swap agreements.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products; the Company's ability to control operating expenses and the potential impact of higher operating expenses in future periods; the impact of seasonality on sales of the Gas Operations segment; the market acceptance and success of private label products; the ability of the Company to improve margins through sales of strategic and private label products; adverse changes in customer buying patterns; the market acceptance of price increases; the ability of price increases and sales growth to offset any increases in operating expenses; the success of centralized purchasing and distribution initiatives in lowering product costs; the ability to generate sufficient cash flow from operations or other sources to repay debt, fund future acquisitions or capital expenditure requirements; the ability to identify economically attractive or willing acquisition candidates; the ability to identify alternate sources of financing; the ability to consummate sales of businesses; the ability to negotiate sales prices of businesses on terms economically favorable to the Company; the ability to identify means to improve asset utilization;
the ability to control capital spending; the ability to manage interest

                        AIRGAS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; the outcome and costs associated with the defense and settlement of certain lawsuits; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At September 30, 2000, the ratio of fixed versus floating debt was 61% to 39%. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

     The table below summarizes the Company's market risks associated with long-term debt obligations and interest rate swaps as of September 30, 2000. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.






                     [Continued on following page]

                                              Expected Fiscal Year of Maturity
                          ___________________________________________________________________________
(In millions)                                                                                Fair
                         2001<F1>   2002    2003   2004   2005   2006   Thereafter   Total   Value
Fixed Rate Debt:
Medium-term notes         $ --       $ 50   $ --   $ 75   $ --   $ --     $100       $225    $207
 Interest expense         $  7       $ 15   $ 13   $ 13   $  8   $  8     $  3       $ 67
 Average interest rate    7.41%      7.42%  7.49%  7.49%  7.75%  7.75%    7.75%

Acquisition notes         $  7       $ 16   $  1   $ 22   $ --   $  2     $ --       $ 48    $ 46
 Interest expense         $ --       $  1   $ --   $  2   $ --   $ --     $ --       $  3
 Average interest rate    7.45%      7.45%  7.45%  7.45%  7.45%  7.45%    7.45%

Other notes               $  1       $  1   $ --   $ --   $ --   $ --     $ --       $  2    $  2
 Average interest rate    7.55%      7.55%

Variable Rate Debt:

Revolving credit
 facilities               $ --       $ --   $581   $ --   $ --   $ --     $ --       $581    $581
 Interest expense         $ 21       $ 42   $ 28   $ --   $ --   $ --     $ --       $ 91
 Interest rate <F2>       7.14%      7.14%  7.14%

Other notes               $ --       $  7   $ --   $ --   $  1   $ --     $ --       $  8    $  8
 Average interest rate   10.50%     10.50%  7.50%  7.50%  7.50%

US denominated Swaps:
15 Swaps Receive
   Variable/Pay Fixed     $ 55       $177   $128   $ --   $ 40   $ --     $ --       $400    $ (3)
   Variable Receive rate
   (3 month LIBOR)= 6.69%
   Weighted average
    pay rate = 6.32%

 4 Swaps Receive
   Fixed/Pay Variable     $ --       $ 50   $ --   $ 30   $ --   $ --     $ 50       $130    $  1
   Weighted average
    receive rate = 6.99%
   Variable pay rate
   (6 month LIBOR)= 6.91%

Canadian $ denominated
Swaps:
 2 Swaps Receive
   Variable/Pay Fixed     $  3       $  2   $ --   $ --   $ --   $ --     $ --       $  5    $ --
   (3 month
    CAD BA <F3>) = 5.88%
   Weighted average
     pay rate = 7.11%

Other LIBOR based
agreements:

Operating leases
 with trust               $ --      $  1   $  1   $ 43   $ --   $ --     $ --       $ 45    $ 45
 Variable rate
 (3 month LIBOR plus
  130 basis points)=7.99%

<F1>  Fiscal 2001 financial instrument maturities and related interest expense relate to the period October 1, 2000 through March 31, 2001.

<F2>  The variable rate of long-term debt obligations is based on the
London Interbank Offered Rate ("LIBOR") as of September 30, 2000.
For future periods, the variable interest rate is assumed to remain at 7.14% with the principal balance of long-term debt obligations held constant at $581 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

<F3>  The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2000, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.


Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated results of operations and financial position.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. In August, 2000, the Company's motion for summary judgment was denied, and the Company anticipates that additional discovery and pretrial motions will take nine to twelve more months and may result in additional costs. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

     In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a non-recurring special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. During the quarter ended September 30, 2000, the Company recorded a non-recurring special charge of $1.3 million related to the estimated legal fees and costs of pursuing additional recoveries from its insurance carriers. All steps preparatory for trial have been concluded, and the Company expects that a trial date will be set imminently.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on August 3, 2000, where the following actions were taken:

 (a) The stockholders voted to elect James W. Hovey, Paula A. Sneed, and David M. Stout to the Board of Directors. The votes cast for each Director were as follows:

                                    No. of Shares
                              For              Withheld/Against

          James W. Hovey      64,504,997       2,940,272
          Paula A. Sneed      64,505,052       2,940,217
          David M. Stout      64,511,314       2,933,955

      In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, Frank B. Foster, III, Peter McCausland, John A. H. Shober, Lee M. Thomas, and Robert L. Yohe.

 (b) The stockholders voted to ratify the selection of KPMG LLP as the Company's independent auditors. The votes cast in regard to the action were as follows:

                                    No. of Shares
                              For              Withheld/Against     Abstain

                              65,732,665       919,630              792,974

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

     Exhibit No.       Description

         11            Calculation of earnings per share

         27            Financial Data Schedule as of September 30, 2000.

b.  Reports on Form 8-K

     On July 28, 2000, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the first quarter ended June 30, 2000.

     On September 19, 2000, the Company filed a Form 8-K pursuant to
Item 5, announcing that Glenn Fischer, formerly president of BOC Gases
- North America, would be named president and chief operating officer effective November 1, 2000.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Airgas, Inc.
                                    (Registrant)






Date:  November 9, 2000             /s/ Roger F. Millay
                                     Roger F. Millay
                                     Senior Vice President - Finance and
                                     Chief Financial Officer