Form 10-Q
period 2000-12-31
AIRGAS INC
filed 2001-02-09
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 31, 2000

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






Common Stock outstanding at February 5, 2001:  67,768,010 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                             December 31, 2000

                                  INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Earnings for the Three and
     Nine Months Ended December 31, 2000 and 1999 (Unaudited)............. 3

     Consolidated Balance Sheets as of
     December 31, 2000 (Unaudited) and March 31, 2000..................... 4

     Consolidated Statements of Cash Flows for the Nine Months
     Ended December 31, 2000 and 1999 (Unaudited)......................... 5

     Notes to Consolidated Financial Statements (Unaudited)............... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................27

Item 6.  Exhibits and Reports on Form 8-K.................................27

SIGNATURES................................................................28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)

                                        Three Months Ended           Nine Months Ended
                                           December 31,                 December 31,
                                        2000          1999           2000         1999
                                       ---------------------      -----------------------
Net sales
  Distribution                         $ 359,721   $ 339,761      $1,105,519   $1,032,701
  Gas Operations                          35,249      29,673         108,546      103,515
                                       ---------   ---------      ----------   ----------
      Total net sales                    394,970     369,434       1,214,065    1,136,216
                                       ---------   ---------      ----------   ----------
Costs and expenses
   Cost of products sold (excluding
    depreciation and amortization)
      Distribution                       190,319     180,126         591,718      555,205
      Gas Operations                      12,458      15,471          39,342       44,506
   Selling, distribution and
    administrative expenses              145,112     125,676         426,780      381,822
   Depreciation                           15,686      15,492          48,000       47,797
   Amortization                            5,153       6,494          17,894       19,308
   Special charges (recoveries)               --      (2,829)             --       (2,829)
                                       ---------   ---------      ----------   ----------
      Total costs and expenses           368,728     340,430       1,123,734    1,045,809
                                       ---------   ---------      ----------   ----------
Operating income
   Distribution                           22,038      26,622          74,761       79,290
   Gas Operations                          4,204        (447)         15,570        8,288
   Special (charges) recoveries               --       2,829              --        2,829
                                       ---------   ---------      ----------   ----------
      Total operating income              26,242      29,004          90,331       90,407

Interest expense, net                    (15,597)    (13,949)        (47,668)     (42,167)
Discount on securitization of
 trade receivables                          (137)         --            (137)          --
Other income, net                            352       1,234             809       16,639
Equity in earnings of unconsolidated
 affiliates                                  455         663           2,306        2,388
                                       ---------   ---------      ----------   ----------
   Earnings before income taxes and
    the cumulative effect of an
    accounting change                     11,315      16,952          45,641       67,267
Income tax expense                         4,639       7,192          18,746       28,920
                                       ---------   ---------      ----------   ----------
   Earnings before the cumulative
    effect of an accounting change         6,676       9,760          26,895       38,347
Cumulative effect of an accounting
 change, net of taxes                         --          --              --         (590)
                                       ---------   ---------      ----------   ----------
Net earnings                           $   6,676   $   9,760      $   26,895   $   37,757
                                       =========   =========      ==========   ==========
Basic earnings per share:
  Earnings per share before the
   cumulative effect of an accounting
   change                              $     .10   $     .14      $      .41   $      .55
  Cumulative effect per share of an
   accounting change                          --          --              --         (.01)
                                       ---------   ---------      ----------   ----------
  Net earnings per share               $     .10   $     .14      $      .41   $      .54
                                       =========   =========      ==========   ==========
Diluted earnings per share:
  Earnings per share before the
   cumulative effect of an accounting
   change                              $     .10   $     .14      $      .40   $      .54
  Cumulative effect per share of an
   accounting change                          --          --              --         (.01)
                                       ---------   ---------      ----------   ----------
  Net earnings per share               $     .10   $     .14      $      .40   $      .53
                                       =========   =========      ==========   ==========
Weighted average shares outstanding:
  Basic                                   66,500      69,200          65,700       69,600
                                       =========   =========      ==========   ==========
  Diluted                                 67,200      70,800          67,000       71,000
                                       =========   =========      ==========   ==========

Comprehensive income                   $   6,700   $   9,887      $   26,732   $   38,086
                                       =========   =========      ==========   ==========

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                         (Unaudited)
                                                         December 31,      March 31,
                                                            2000             2000
                                                         ------------      ---------
ASSETS
Current Assets
Trade receivables, less allowances for
 doubtful accounts of $7,711 at December 31, 2000
 and $6,194 at March 31, 2000                            $  138,933        $  211,989
Inventories, net                                            163,021           159,438
Deferred income tax asset, net                               12,378            13,752
Prepaid expenses and other current assets                    21,142            23,611
                                                         ----------        ----------
    Total current assets                                    335,474           408,790

Plant and equipment, at cost                              1,110,321         1,074,365
Less accumulated depreciation                              (363,223)         (320,597)
                                                         ----------        ----------
    Plant and equipment, net                                747,098           753,768
Goodwill, net of accumulated amortization of $79,047
 at December 31, 2000 and $68,471 at March 31, 2000         437,850           445,498
Other non-current assets                                    115,656           131,275
                                                         ----------        ----------
    Total assets                                         $1,636,078        $1,739,331
                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                                  $   58,506        $   78,276
Accrued expenses and other current liabilities              117,234           121,249
Current portion of long-term debt                            75,039            20,071
                                                         ----------        ----------
    Total current liabilities                               250,779           219,596

Long-term debt                                              694,247           857,422
Deferred income taxes                                       172,420           160,808
Other non-current liabilities                                24,798            28,998
Commitments and contingencies                                    --                --

Stockholders' Equity
Preferred stock, no par, 20,000 shares authorized,
 no shares issued or outstanding at December 31, 2000
 and March 31, 2000                                              --                --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 74,278 and 73,144 shares issued at
 December 31, 2000 and March 31, 2000, respectively             743               731
Capital in excess of par value                              188,758           193,893
Retained earnings                                           354,268           327,373
Accumulated other comprehensive loss                           (759)             (596)
Treasury stock, 516 and 1,126 common shares at cost at
 December 31, 2000 and March 31, 2000, respectively          (3,982)           (8,435)
Employee benefits trust, 5,994 and 4,822 common
 shares at cost at December 31, 2000 and
 March 31, 2000, respectively                               (45,194)          (40,459)
                                                         ----------        ----------
    Total stockholders' equity                              493,834           472,507
                                                         ----------        ----------
    Total liabilities and stockholders' equity           $1,636,078        $1,739,331
                                                         ==========        ==========

See accompanying notes to consolidated financial statements.

                         AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                  Nine Months Ended     Nine Months Ended
                                                  December 31, 2000     December 31, 1999
                                                  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $   26,895            $   37,757
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                            65,894                67,105
  Deferred income taxes                                    11,550                11,025
  Equity in earnings of unconsolidated affiliates          (2,306)               (2,388)
  Gain on divestitures                                       (751)              (14,850)
  Gain on sales of plant and equipment                       (158)                 (917)
  Minority interest in earnings                                --                   (51)
  Stock issued for employee stock purchase plan             4,194                 4,263
  Other non-cash charges                                       --                   458
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
  Securitization of trade receivables                      71,659                    --
  Trade receivables, net                                    1,615                 4,921
  Inventories, net                                         (3,458)               (1,107)
  Prepaid expenses and other current assets                 4,024                (2,314)
  Accounts payable, trade                                 (19,836)              (17,074)
  Accrued expenses and other current liabilities            4,717                 1,317
  Other assets and liabilities, net                        (4,420)               (4,293)
                                                       ----------            ----------
    Net cash provided by operating activities             159,619                83,852
                                                       ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (47,878)              (47,609)
  Proceeds from sales of plant and equipment                2,227                35,598
  Proceeds from divestitures                                7,506                46,596
  Business acquisitions, net of cash acquired              (2,139)              (24,218)
  Business acquisitions, holdback settlements              (2,284)               (1,862)
  Investment in unconsolidated affiliates                      --                   (30)
  Dividends and fees from unconsolidated affiliates         2,713                 2,958
  Other, net                                                2,257                  (289)
                                                       ----------            ----------
    Net cash (used in) provided by investing activities   (37,598)               11,144
                                                       ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                111,000                84,187
  Repayment of debt                                      (219,207)             (149,293)
  Purchase of treasury stock                              (11,214)              (25,936)
  Proceeds from exercise of stock options                   1,003                 1,431
  Cash overdraft                                           (3,603)               (5,385)
                                                       ----------            ----------
    Net cash used in financing activities                (122,021)              (94,996)
                                                       ----------            ----------

Change in Cash                                         $       --            $       --
     Cash - beginning of period                                --                    --
                                                       ----------            ----------
     Cash - end of period                              $       --            $       --
                                                       ==========            ==========
Cash paid during the period for:
     Interest                                          $   45,048            $   38,440
     Income taxes, net of refunds                      $    2,679            $    8,089

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

  The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures, an accounting change and special charge recoveries, which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


 (2)   ACCOUNTING CHANGE

  In the first quarter of fiscal 2000, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), as required, resulting in a charge to net earnings of $590 thousand, or $.01 per diluted share. In accordance with SOP 98-5, the charge has been reflected on a separate line entitled "Cumulative effect of an accounting change, net of taxes" on the consolidated statements of earnings. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units constructed during fiscal 1998 and 1999.


(3)   DIVESTITURES

  In May 2000, the Company completed the sale of its equity investment in Bhoruka Gases, Ltd. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of approximately $1.7 million, which had been provided for under the Company's 1998 special charges. In August 2000, the Company completed the sale of Superior Air Products Limited ("SAPL"). Proceeds from the sale were $6.4 million. The investment was sold for a gain of approximately $500 thousand, which was recorded in "Other income, net." The Company's combined equity in the earnings of these unconsolidated affiliates was insignificant for both of the nine-month periods ended December 31, 2000 and 1999. With the completion of the SAPL sale in the quarter ended September 30, 2000, the Company reversed its remaining accrued liability of $1.3 million that was originally established in the 1998 special charges.

  Effective January 1, 2001, the Company divested its Jackson Dome carbon dioxide reserves and related 183-mile pipeline. No significant gain will be recognized on the fiscal fourth quarter sale. Cash proceeds from the sale totaled approximately $42 million ($34 million after-tax). The divested operations had sales and operating income in the nine months ended December 31, 2000 of approximately $4 million and $3 million, respectively. The operations of the divested business were reported in the Gas Operations segment.

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(3)   DIVESTITURES - (Continued)

  In August 1999, the Company completed the divestiture of its operations in Poland and Thailand. The divestitures resulted in a non-recurring gain of $14.9 million ($7.8 million after-tax, or $.11 per diluted share) which was recognized in "Other income, net." Cash proceeds from the sale were $46.2 million. The operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 of $12.7 million and $550 thousand, respectively.


(4)   SPECIAL CHARGE RECOVERY

  The Company recorded a $2.8 million ($1.7 million after-tax) recovery during the quarter ended December 31, 1999 primarily consisting of an insurance settlement related to a fiscal 1997 loss.


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

  The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 2000 and 1999:

                                    Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
(In thousands)                      2000          1999      2000         1999
                                    ------------------      -----------------
Weighted average common shares
outstanding:
   Basic                            66,500      69,200     65,700      69,600
   Stock options                       700       1,000        500       1,100
   Contingently issuable shares         --         600        800         300
                                    ------      ------     ------      ------
   Diluted                          67,200      70,800     67,000      71,000
                                    ======      ======     ======      ======

  Contingently issuable shares represent additional shares of Company common stock that were required to be issued in connection with a prior year acquisition. In the quarter ended December 31, 2000, the Company issued approximately 800 thousand shares in connection with the acquisition. The number of issuable shares was based on the spread between the average closing market value of the Company's common stock for the ten business days ended October 1, 2000 ($6.09 per share) and $13.10 per share.

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(6)   TRADE RECEIVABLES SECURITIZATION

  In December 2000, the Company entered into a three-year trade receivables securitization agreement with two commercial banks. The securitization helps diversify the Company's funding sources at a very efficient all-in cost of funds. Through the initial sale of receivables, the Company received proceeds of $71.7 million, which were used to repay borrowings under its revolving credit facilities.

  The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $28 million at December 31, 2000 is included in "Trade receivables" in the accompanying Consolidated Balance Sheet. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.


(7)   INVENTORIES

     Inventories consist of:
                                    (Unaudited)
                                    December 31,      March 31,
     (In thousands)                    2000             2000
                                    -----------       ---------
     Finished goods                    $162,442        $158,549
     Raw materials                          579             889
                                       --------        --------
                                       $163,021        $159,438
                                       ========        ========

  Inventories determined by the LIFO inventory method totaled $20.1 million and $22.6 million at December 31, 2000 and March 31, 2000, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.5 million higher at December 31, 2000 and $1.4 million higher at March 31, 2000.

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(8)  OTHER NON-CURRENT ASSETS

     Other non-current assets include:
                                              (Unaudited)
                                              December 31,    March 31,
     (In thousands)                              2000           2000
                                              -----------     ---------
Investments in unconsolidated affiliates        $  64,208     $  72,959
Non-compete agreements and other intangible
 assets, at cost, net of accumulated
 amortization of $104.8 million at
 December 31, 2000 and $97.5 million at
 March 31, 2000                                    41,151        48,136
Other assets                                       10,297        10,180
                                                ---------     ---------
                                                 $115,656      $131,275
                                                =========     =========


(9)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:
                                                (Unaudited)
                                                December 31,    March 31,
     (In thousands)                                2000           2000
                                                -----------     --------
Cash overdraft                                    $ 15,357      $ 18,960
Accrued payroll and employee benefits               23,952        24,441
Insurance reserves                                  13,933        11,475
Other accrued expenses and current liabilities      63,992        66,373
                                                  --------      --------
                                                  $117,234      $121,249
                                                  ========      ========

  The cash overdraft is attributable to the float of the Company's outstanding checks.

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(10)  STOCKHOLDERS' EQUITY

      Changes in stockholders' equity were as follows:

                                                                    Employee
                                   Shares of Common      Treasury   Benefits
(In thousands of shares)         Stock $.01 Par Value     Stock      Trust
                                 --------------------    --------   --------
Balance-April 1, 2000                  73,144              1,126     4,822
Common stock issuance (a)               1,134                 --        --
Purchase of treasury stock                 --              1,419        --
Sale of treasury stock to Trust (b)        --             (2,029)    2,029
Reissuance of stock from Trust (c)         --                 --      (857)
                                       ------             ------     -----
Balance-December 31, 2000              74,278                516     5,994
                                       ======             ======     =====

(a) Issuance of common stock in connection with a prior year acquisition, as described in Note 5, and for stock option exercises.
(b)  Sale of common stock from treasury to the Employee Benefits Trust.
(c) Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.


                                                            Accumulated
                                    Capital in                 Other                   Employee   Compre-
                           Common   Excess of    Retained   Comprehensive   Treasury   Benefits   hensive
(In thousands of dollars)  Stock    Par Value    Earnings      Loss           Stock     Trust     Income
                           ------   ----------   --------   -------------   --------   --------   -------
Balance-April 1, 2000      $731     $193,893     $327,373      $(596)       $(8,435)   $(40,459)  $    --
Net earnings                 --           --       26,895         --             --          --    26,895
Common stock issuance (a)    12          992           --         --             --          --        --
Foreign currency
 translation adjustments     --           --           --       (163)            --          --      (163)
Purchase of treasury stock   --           --           --         --        (11,214)         --        --
Sale of treasury stock
 to Trust (b)                --       (4,404)          --         --         15,667     (11,263)       --
Reissuance of common stock
 from Trust (c)              --       (2,334)          --         --             --       6,528        --
Tax benefit from stock
 option exercises            --          611           --         --             --          --        --
                           ----     --------     --------      -----        -------    --------   -------
Balance-December 31, 2000  $743     $188,758     $354,268      $(759)       $(3,982)   $(45,194)  $26,732
                           ====     ========     ========      =====        =======    ========   =======

(a) Issuance of common stock in connection with a prior year acquisition, as described in Note 5, and for stock option exercises.
(b)  Sale of common stock from treasury to the Employee Benefits Trust.
(c) Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(11)   COMMITMENTS AND CONTINGENCIES

(a)  Litigation

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. In August 2000, the Company's motion for summary judgment was denied. The Company anticipates that additional discovery and pretrial motions will be completed by late summer 2001 and a trial on the merits will begin in October 2001, which may result in additional costs. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

  In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a non-recurring special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. During the quarter ended September 30, 2000, the Company recorded a non-recurring special charge of $1.3 million related to the estimated legal fees and costs of pursuing additional recoveries from its insurance carriers. A trial date has been set for April 2001.

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

                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(12)   SUMMARY BY BUSINESS SEGMENT

  Information related to the Company's operations by business segment for the three months ended December 31, 2000 and 1999 follows:

                                Three Months Ended                        Three Months Ended
                                December 31, 2000                         December 31, 1999
                     ----------------------------------------    ----------------------------------------
(In thousands)                          Gas                                         Gas
                     Distribution    Operations     Combined     Distribution    Operations     Combined
                     ------------    ----------    ----------    ------------    ----------    ----------
Gas and rent         $  158,888      $   33,874    $  192,762    $  144,481      $   28,845    $  173,326
Hardgoods               200,833           1,375       202,208       195,280             828       196,108
                     ----------      ----------    ----------    ----------      ----------    ----------
  Total net sales       359,721          35,249       394,970       339,761          29,673       369,434

Intersegment sales           --           7,661         7,661            --           6,112         6,112

Gross profit            169,402          22,791       192,193       159,635          14,202       173,837
Gross profit margin        47.1%           64.7%         48.7%         47.0%           47.9%         47.1%

Operating income,
 excluding special
 (charges) recoveries    22,038           4,204        26,242        26,622            (447)       26,175

Earnings before
 income taxes,
 excluding special
 (charges) recoveries     9,733           1,582        11,315        16,316          (2,193)       14,123

Assets                1,416,950         219,128     1,636,078     1,433,703         216,353     1,650,056


                         AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(12)  SUMMARY BY BUSINESS SEGMENT - (Continued)

  Information related to the Company's operations by business segment for the nine months ended December 31, 2000 and 1999 follows:

                                Nine Months Ended                         Nine Months Ended
                                December 31, 2000                         December 31, 1999
                     ----------------------------------------    ----------------------------------------
(In thousands)                          Gas                                         Gas
                     Distribution    Operations     Combined     Distribution    Operations     Combined
                     ------------    ----------    ----------    ------------    ----------    ----------
Gas and rent         $  477,792      $  105,588    $  583,380    $  432,575      $  100,740    $  533,315
Hardgoods               627,727           2,958       630,685       600,126           2,775       602,901
                     ----------      ----------    ----------    ----------      ----------    ----------
  Total net sales     1,105,519         108,546     1,214,065     1,032,701         103,515     1,136,216

Intersegment sales           --          23,973        23,973            --          22,497        22,497

Gross profit            513,801          69,204       583,005       477,496          59,009       536,505
Gross profit margin        46.5%           63.8%         48.0%         46.2%           57.0%         47.2%

Operating income,
 excluding special
 (charges) recoveries    74,761          15,570        90,331        79,290           8,288        87,578

Earnings before
 income taxes,
 excluding special
 (charges) recoveries
 and cumulative
 effect of an
 accounting change       37,618           8,023        45,641        44,371          20,067        64,438

Assets                1,416,950         219,128     1,636,078     1,433,703         216,353     1,650,056

Reconciliations of the combined operating segments to the applicable line items on the consolidated financial statements follow:

                                         Three Months Ended     Nine Months Ended
(In thousands)                           December 31, 1999      December 31, 1999
                                         ------------------     -----------------
Segment operating income                      $ 26,175               $ 87,578
Special (charges) recoveries                     2,829                  2,829
                                              --------               --------
Operating income                              $ 29,004               $ 90,407
                                              ========               ========

Segment earnings before income taxes          $ 14,123               $ 64,438
Special (charges) recoveries                     2,829                  2,829
                                              --------               --------
Earnings before income taxes and the
 cumulative effect of an accounting change    $ 16,952               $ 67,267
                                              ========               ========

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:  THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE
                        THREE MONTHS ENDED DECEMBER 31, 1999

INCOME STATEMENT COMMENTARY

Net Sales

  Net sales increased 6.9% in the quarter ended December 31, 2000 ("current quarter") compared to the quarter ended December 31, 1999 ("prior year quarter"). Total Company same-store sales increased 2.5% in the current quarter versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

                     Three Months Ended
(In thousands)           December 31,
Net Sales            2000           1999        Increase
---------            -------------------    -----------------
Distribution         $359,721   $339,761    $19,960    5.9%
Gas Operations         35,249     29,673      5,576   18.8%
                     --------   --------    -------
                     $394,970   $369,434    $25,536    6.9%
                     ========   ========    =======

  The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $20.0 million primarily from net acquisition and divestiture activity and same-store sales growth. Acquisition and divestiture activity accounted for a net sales increase of $11.9 million as the acquisition of three distributors since October 1, 1999 was partially offset by a divestiture during fiscal 2000. The most significant of the three acquisitions was that of Mallinckrodt Inc.'s Puritan-Bennett ("Puritan-Bennett") medical gas business in the fourth quarter of fiscal 2000. Distribution same-store sales growth of $8.1 million (2.3%) resulted from gas and rent sales growth of $6.6 million (4.3%) and hardgoods sales growth of $1.5 million (0.7%). The Distribution segment's sales growth resulted from continued success in sales initiatives such as national accounts and strategic products. Growth in gas and rent same-store sales was primarily attributable to higher volumes of strategic products, including medical and specialty gases and welder equipment rental. Hardgoods same-store sales growth was driven principally by an increase in sales of safety products. Sales growth in certain strategic product categories, such as safety products and medical and specialty gases, continued even though several of the Company's core customer segments (metal fabrication, mining, transportation equipment and automotive) were still relatively weak. Same-store sales growth slowed as a result of severe weather and a slowing economy that contributed to the extended holiday shutdowns at various customers during December 2000. The adverse weather conditions closed customer operations and prevented deliveries in certain regions. The harsh weather conditions were in sharp contrast to the rather mild winter experienced across much of the country in the prior year quarter.

  Gas Operations sales primarily include dry ice and carbon dioxide that are used for cooling, food and beverage applications, chemical products, and oil and gas extraction. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales increased $5.6 million compared to the prior year quarter primarily from the nitrous oxide production business acquired with Puritan-Bennett and same-store sales growth. Gas Operations same-store sales increased $1.6 million (4.6%) driven by selected price increases and higher volumes of dry ice, liquid carbon dioxide, and specialty gases. Gas Operations same-store sales growth was also negatively impacted during the current quarter by the severe weather.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company anticipates lower sequential sales in the fiscal fourth quarter as sales typically reach a seasonal low as a result of cooler temperatures, which reduce the demand for dry ice and liquid carbon dioxide.

  The Company believes that positive same-store sales momentum will continue into the fiscal fourth quarter driven by higher volumes of strategic products and price increases announced in December 2000. Price increases will be phased in throughout the fourth quarter and as customer contracts permit. The price increases are designed to help mitigate the impact of higher operating expenses, as described under the caption, "Operating expenses," below.

Gross Profits

  Gross profits increased 10.6% and the gross profit margin increased 160 basis points to 48.7% during the current quarter compared to the prior year quarter.

                     Three Months Ended
(In thousands)           December 31,
Gross Profits        2000           1999        Increase
-------------        -------------------    -----------------
Distribution         $169,402   $159,635    $ 9,767    6.1%
Gas Operations         22,791     14,202      8,589   60.5%
                     --------   --------    -------
                     $192,193   $173,837    $18,356   10.6%
                     ========   ========    =======

  The increase in Distribution gross profits of $9.8 million resulted from net acquisition and divestiture activity of $8.4 million and growth in same-store gross profits of $1.4 million (0.8%). The increase in same-store gross profits resulted primarily from higher sales volumes of gas and rent. Centralized purchasing initiatives and increased sales of higher margin private label products have helped support hardgoods margins, despite the highly competitive market for these products. Distribution's gross profit margin of 47.1% in the current quarter increased 10 basis points from 47.0% in the prior year quarter primarily as a result of higher margin medical gases associated with the acquisition of Puritan-Bennett.

  The increase in Gas Operations gross profits of $8.6 million resulted from nitrous oxide production business acquired with Puritan-Bennett and same-store gross profit growth. Additionally, the prior year quarter was negatively impacted by a $3.8 million inventory write-down related to certain specialty gas inventories. Same-store gross profits grew $2.0 million (9.6%) primarily due to higher sales volumes. Gas Operations gross profit margin was 64.7% in the current quarter compared to 47.9% in the prior year quarter. The gross profit margin in the prior year quarter reflects the negative impact of the specialty gas inventory write-down.

Operating Expenses

  Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $19.4 million (15.5%) compared to the prior year quarter primarily from net acquisition and divestiture activity and higher costs associated with personnel, insurance and distribution costs. As a percentage of net sales, operating expenses increased 270 basis points to 36.7% compared to 34.0% in the prior year quarter. The Company recognizes the possibility of a further slowing in the industrial economy and has developed a cost reduction plan that could be implemented in the fourth quarter, if necessary.

  Amortization expense amounted to $5.2 million in the current quarter compared to $6.5 million in the prior year quarter. The decrease in amortization expense is primarily due to a current quarter adjustment and the expiration of certain non-compete agreements related to prior acquisitions.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income

  Excluding special charge recoveries that favorably impacted the prior year quarter, operating income was essentially flat.

                              Three Months Ended
(In thousands)                   December 31,
Operating Income (Loss)       2000           1999    Increase (Decrease)
-----------------------       -------------------    -------------------
Distribution                  $22,038   $26,622      $(4,584)    (17.2%)
Gas Operations                  4,204      (447)       4,651        --%
Special (Charges) Recoveries       --     2,829       (2,829)   (100.0%)
                              -------   -------      -------
                              $26,242   $29,004      $(2,762)     (9.5%)
                              =======   =======      =======

  The Distribution segment's operating income margin decreased 170 basis points to 6.1% in the current quarter compared to 7.8% in the prior year quarter primarily as a result of higher operating expenses. The Company believes that continued sales growth and the impact of price increases will help to offset increases in operating expenses and improve operating margins in the fiscal fourth quarter.

  The Gas Operations segment's operating income was $4.7 million higher than the prior year quarter. The prior year quarter was negatively impacted by a $3.8 million inventory write-down of certain specialty gas inventories. Gas Operations' operating income margin was 11.9% compared to -1.5% in the prior year quarter.

  Special charge recoveries of $2.8 million in the prior year quarter primarily consisted of an insurance settlement related to a fiscal 1997 loss.

Interest Expense, net

  Interest expense, net, totaled $15.6 million representing an increase of $1.6 million (11.8%) compared to the prior year quarter. The increase in interest expense resulted from higher average debt levels and an increase in weighted average interest rates. The net increase in debt was primarily attributable to the fourth quarter fiscal 2000 acquisition of Puritan-Bennett as well as common stock repurchases. As discussed in "Liquidity and Capital Resources" and in
Item 3 "Quantitative and Qualitative Disclosures About Market Risk," the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Income Tax Expense

  The effective income tax rate was 41.0% of pre-tax earnings in the current quarter compared to 42.4% in the prior year quarter. The effective income tax rate in the prior year quarter, excluding taxes on gains related to divestitures and special charges, was 41.3%.

Net Earnings

  Net earnings for the quarter ended December 31, 2000 were $6.7 million, or $.10 per diluted share, compared to $9.8 million, or $.14 per diluted share, in the prior year quarter.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:  NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE
                        NINE MONTHS ENDED DECEMBER 31, 1999

INCOME STATEMENT COMMENTARY

Net Sales

  Net sales increased 6.9% for the nine months ended December 31, 2000 ("current period") compared to the nine months ended December 31, 1999 ("prior year period"). Total Company same-store sales increased 3.3% in the current period versus the prior year period.

                        Nine Months Ended
(In thousands)             December 31,
Net Sales              2000         1999           Increase
---------            -----------------------    -----------------
Distribution         $1,105,519   $1,032,701    $72,818   7.1%
Gas Operations          108,546      103,515      5,031   4.9%
                     ----------   ----------    -------
                     $1,214,065   $1,136,216    $77,849   6.9%
                     ==========   ==========    =======

  Distribution sales increased $72.8 million as a result of net acquisition and divestiture activity and same-store sales growth. Acquisition and divestiture activity accounted for a net sales increase of $42.8 million, primarily resulting from the fourth quarter fiscal 2000 acquisition of Puritan-Bennett. Same-store sales growth of $30.0 million (3.1%) was the result of gas and rent sales growth of $18.9 million (4.1%) and hardgoods sales growth of $11.1 million (1.8%). Gas and rent same-store sales growth was attributable to sales initiatives such as national accounts and higher volumes of strategic products, particularly medical and specialty gases and welder equipment rental. Hardgoods same-store sales growth resulted from an increase in safety and tool product sales.

  Gas Operations sales increased $5.0 million in the current period as a result of same-store sales growth, partially offset by net divestiture activity. Gas Operations same-store sales increased $5.8 million (5.9%) primarily from higher volumes of dry ice, liquid carbon dioxide and specialty gases. Lower sales from the prior year divestiture of operations in Poland and Thailand were largely offset by nitrous oxide production business acquired with Puritan-Bennett.

Gross Profits

  Gross profits increased 8.7% and the gross profit margin increased 80 basis points to 48.0% in the current period compared to the prior year period.

                     Nine Months Ended
(In thousands)          December 31,
Gross Profits        2000          1999        Increase
-------------        ------------------    ----------------
Distribution         $513,801  $477,496    $36,305    7.6%
Gas Operations         69,204    59,009     10,195   17.3%
                     --------  --------    -------
                     $583,005  $536,505    $46,500    8.7%
                     ========  ========    =======

  The increase in Distribution gross profits of $36.3 million resulted from net acquisition and divestiture activity of $28.4 million and same-store gross profit growth of $7.9 million (1.8%). The increase in same-store gross profits was primarily driven by higher sales volumes of gas and rent. Hardgoods gross profits have been helped by lower costs from centralized purchasing initiatives and continued sales growth of higher margin private label products. The Distribution segment's gross profit margin of 46.5% in the current period increased 30 basis points from 46.2% in the prior year period primarily from higher margin medical gases associated with the acquisition of Puritan-Bennett.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The increase in Gas Operations gross profits of $10.2 million resulted from same-store gross profit growth and net acquisition activity. In addition, the prior year period was negatively impacted by an inventory write-down of $3.8 million related to certain specialty gas inventories. Same-store gross profit growth of $5.2 million (8.4%) resulted primarily from higher sales volumes of dry ice, liquid carbon dioxide and specialty gases. Net acquisition activity contributed gross profits of $1.2 million compared to the prior year period. Gas Operations gross profit margin of 63.8% increased from 57.0% in the prior year period. The lower gross profit margin in the prior year primarily reflected the negative impact of the specialty gas inventory write-down.

Operating Expenses

  Operating expenses increased $45.0 million (11.8%) compared to the prior year period primarily from acquisitions and higher costs associated with personnel, insurance and distribution costs. As a percentage of net sales, operating expenses increased 160 basis points to 35.2% compared to 33.6% in the prior year period. The Company recognizes the possibility of a further slowing in the industrial economy and has developed a cost reduction plan that could be implemented in the fourth quarter, if necessary.

  Amortization expense decreased $1.4 million compared to the prior year period primarily due to a current period adjustment and the expiration of certain non-compete agreements related to prior acquisitions.

Operating Income

  Excluding the special charge recoveries, operating income increased 3.1% compared to the prior year period. The operating income margin, excluding special charge recoveries in the prior year, declined 30 basis points to 7.4% in the current period compared to the prior year period.

                            Nine Months Ended
(In thousands)                December 31,
Operating Income            2000          1999    Increase (Decrease)
----------------            ------------------    -------------------
Distribution                $74,761   $79,290     $(4,529)     (5.7%)
Gas Operations               15,570     8,288       7,282      87.9%
Special (Charges) Recoveries     --     2,829      (2,829)   (100.0%)
                            -------   -------     -------
                            $90,331   $90,407     $   (76)     (0.1%)
                            =======   =======     =======

  The Distribution segment's operating income margin decreased 90 basis points to 6.8% in the current period compared to 7.7% in the prior year period primarily as a result of higher operating expenses, partially mitigated by gross profits from same-store sales growth and acquisitions.

  The Gas Operations segment's operating income margin increased to 14.3% from 8.0% in the prior year period. The prior year period was negatively impacted by an inventory write-down of certain specialty gas inventories as well as lower margins of foreign operations, which were divested during fiscal 2000.

  Special charge recoveries of $2.8 million in the prior year period primarily consisted of an insurance settlement related to a fiscal 1997 loss.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Expense, net

  Interest expense, net, totaled $47.7 million representing an increase of $5.5 million (13.0%) compared to the prior year period. The increase in interest expense resulted from higher average debt levels and an increase in weighted-average interest rates. The net increase in debt was primarily attributable to the fourth quarter fiscal 2000 acquisition of Puritan-Bennett as well as common stock repurchases. As discussed in "Liquidity and Capital Resources" and in
Item 3 "Quantitative and Qualitative Disclosures About Market Risk," the Company manages interest rate exposure of certain borrowing instruments through participation in interest rate swap agreements.

Other Income, net

  Other income, net, totaled $809 thousand in the current period compared to $16.6 million in the prior year period. The prior year period included a $14.9 million gain from the divestiture of operations in Poland and Thailand.

Income Tax Expense

  The effective income tax rate was 41.1% of pre-tax earnings in the current period compared to 43.0% in the prior year period. The effective income tax rate in the prior year period was affected by higher foreign tax rates on the gain from the divestiture of operations in Poland and Thailand.

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

Net Earnings

  Net earnings for the nine month period ended December 31, 2000 were $26.9 million, or $.40 per diluted share, compared to $37.8 million, or $.53 per diluted share, in the prior year period.
Excluding special charge recoveries, a charge for the cumulative effect of an accounting change, and a divestiture gain, net earnings in the prior year period were $29.1 million, or $.41 per diluted share.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

  Net earnings and the cash received from the sale of trade receivables under a securitization agreement, described below, partially offset by cash used for working capital, provided net cash from operations of $160 million, representing an increase of $76 million over the prior year. Net earnings, adjusted for non-cash earnings, of $105 million increased $2.9 million over the comparable period in the prior year. The trade receivables securitization entered into during December 2000 provided $71.7 million in cash, which was used to repay debt under the Company's revolving credit facility. Working capital components used cash of $12.9 million, an improvement of $1.3 million from the same period in the prior year. Cash used for working capital primarily related to inventory and accounts payable. Inventories used cash of $3.5 million as hardgoods days' supply of inventory increased to 92 days from 80 days at March 31, 2000. The days' supply of inventory on hand at December 31, 2000 is consistent with December 31, 1999. The higher inventory levels at December 2000 and 1999 reflect purchasing activity to take advantage of calendar year-end vendor promotions and centralized purchasing and distribution initiatives. Accounts payable used cash of $19.8 million representing an increase of $2.7 million over the prior year period. Accounts payable days outstanding were 34 days and 39 days at December 31, 2000 and 1999, respectively. The lower days outstanding reflect the Company taking advantage of vendor discounts offered on shorter payment terms.

  Cash used in investing activities totaled $37.6 million during the current period. Investing activities primarily included capital expenditures that used cash of $47.9 million and divestiture proceeds that provided cash of $7.5 million. Capital expenditures in the current period were flat compared to the same period last year.
Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled approximately $34 million, or approximately 70% of total capital expenditures, and facilitate strategic product sales growth. Effective January 1, 2001, the Company divested its Jackson Dome carbon dioxide reserves and related 183-mile pipeline. After-tax cash proceeds from the sale totaled approximately $34 million and were used to repay debt in the fiscal fourth quarter of 2001.

  Financing activities used cash of $122 million. Activities that used cash during the period primarily included net repayment of debt of $108 million and the repurchase of the Company's common stock for $11.2 million. The Company's stock repurchase program was completed in the first quarter of fiscal 2001.

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

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Instruments

  The Company has unsecured revolving credit facilities totaling
$725 million and $100 million Canadian (US $67 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At December 31, 2000, the Company had borrowings under the credit agreement of approximately $463 million and $36 million Canadian (US $24 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $52 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $130 million at December 31, 2000. At December 31, 2000, the effective interest rate on borrowings under the credit facilities was 7.26% on U.S. borrowings and 5.94% on Canadian borrowings. The Company anticipates refinancing its credit facilities within the next twelve months.

  At December 31, 2000, the Company had the following medium-term notes outstanding: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium term notes due September 2001 are expected to be refinanced with borrowings under the Company's revolving credit facilities. Additionally, at December 31, 2000, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $58 million with interest rates ranging from 6% to 10.5%. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

  The Company manages its exposure to changes in market interest rates. At December 31, 2000, the Company was party to 21 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $535 million in notional principal amount at December 31, 2000. Seventeen swap agreements with approximately $405 million in notional principal amount require fixed interest payments based on an average effective rate of 6.33% for remaining periods ranging between one and six years. Four swap agreements with $130 million in notional principal amount require variable interest payments based on an average rate of 6.91% at December 31, 2000. Under the terms of three swap agreements, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At December 31, 2000, approximately $1.5 million of such payments was included in other current liabilities and $700 thousand was included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. At December 31, 2000, the Company's ratio of fixed to variable rate debt was 62% to 38%.

Trade Receivables Securitization

  In December 2000, the Company entered into a three-year trade receivables securitization agreement with two commercial banks. The securitization helps diversify the Company's funding sources at a very efficient all-in cost of funds. Through the initial sale of receivables, the Company received proceeds of $71.7 million, which were used to repay borrowings under its revolving credit facilities.

  The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $28 million at December 31, 2000 is included in "Trade receivables" in the accompanying Consolidated Balance Sheet.

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.


OTHER

New Accounting Pronouncements

  In September 2000, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 140 replaces FASB Statement 125, revises the standards for accounting for securitizations and other transfers of financial assets and requires certain additional disclosures. Statement 140 is effective for applicable transactions occurring after March 31, 2001. Statement 140 disclosures are required for fiscal years ending after December 15, 2000. The adoption of the provisions of Statement 140 will not have a material impact on the results of operations, financial position and liquidity of the Company.

  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." The Company will adopt Statement 138 in the first quarter of fiscal 2002, as required. Management has evaluated the impact of Statement 138 and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation date of SAB 101 has been delayed and will be effective for the Company in the fourth quarter of fiscal 2001. The Company believes that the adoption of SAB 101 will not have a material impact on its results of operations, financial position and liquidity.


Forward-looking Statements

  This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's expectations regarding the continuation of the Distribution segment's positive same-store sales momentum into the fiscal fourth quarter; the impact of higher volumes of strategic products and price increases and their effect on sales growth; the seasonal impact on sales of the Gas Operations segment in the fiscal fourth quarter; the Company's belief that continued sales growth and the impact of price increases will help to offset increases in operating expenses in the fourth quarter of fiscal 2001; operating expense trends; the restoration of operating margins through the use of cost reduction plans; the funding of future acquisitions, capital expenditures and current debt maturities through the use of cash flow from operations, revolving credit facilities, potential sales of assets and other financing alternatives; the identification of acquisitions candidates; future debt repayment; future sources of financing; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products and national accounts; the Company's ability to control operating expenses and the potential impact of higher operating expenses in future periods; the impact of seasonality on sales of the Gas Operations segment; the market acceptance and success of private label products; the ability of the Company to improve margins through sales of strategic and private label products; the success of cost reduction plans in improving operating margins; adverse changes in customer buying patterns; the market acceptance of price increases; the ability of price increases and sales growth to offset any increases in operating expenses; the success of centralized purchasing and distribution initiatives in lowering product costs;

                      AIRGAS, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the ability to generate sufficient cash flow from operations or other sources to repay debt, fund future acquisitions or capital expenditure requirements; the ability to identify economically attractive or willing acquisition candidates; the ability to identify alternate sources of financing; the ability to consummate sales of non-core businesses; the ability to negotiate sales prices for non-core businesses on terms economically favorable to the Company; the ability to manage interest rate exposure;
the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; reduced product supply and demand as well as higher operating expenses due to the California power crisis; the outcome and costs associated with the defense and settlement of certain lawsuits; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

  The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate risk exposure through the use of a combination of fixed and floating rate debt and interest rate swap agreements. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. At December 31, 2000, the ratio of fixed versus floating debt was 62% to 38%. In addition, the Company monitors its positions and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company does not enter into derivative financial instruments for trading purposes.

  The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and off-balance sheet LIBOR based agreements as of December 31, 2000. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the interest rate swaps by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.






                     [Continued on following page]

                                                  Expected Fiscal Year of Maturity
                             ---------------------------------------------------------------------------
(In millions)                                                                                  Fair
                             2001 (a)  2002   2003   2004   2005   2006   Thereafter   Total   Value
                             ---------------------------------------------------------------------------
Fixed Rate Debt:
----------------
Medium-term notes             $ --      $ 50   $ --   $ 75   $ --   $ --      $100      $225    $204
 Interest expense             $  4      $ 15   $ 13   $ 13   $  8   $  8      $  3      $ 64
 Average interest rate        7.41%     7.42%  7.49%  7.49%  7.75%  7.75%     7.75%

Acquisition notes             $  7      $ 16   $  1   $ 22   $ --   $  2      $ --      $ 48    $ 45
 Interest expense             $ --      $  1   $ --   $  2   $ --   $ --      $ --      $  3
 Average interest rate        7.45%     7.45%  7.45%  7.45%  7.45%  7.45%     7.45%

Other notes                   $  1      $  1   $ --   $ --   $ --   $ --      $ --      $  2    $  2
 Average interest rate        7.55%     7.55%

Variable Rate Debt:
-------------------
Revolving credit facilities   $ --      $ --   $487   $ --   $ --   $ --      $ --      $487    $487
 Interest expense             $  9      $ 35   $ 26   $ --   $ --   $ --      $ --      $ 70
 Interest rate (b)            7.19%     7.19%  7.19%

Other notes                   $ --      $  7   $ --   $ --   $  1   $ --      $ --      $  8    $  8
 Average interest rate       10.50%    10.50%  7.50%  7.50%  7.50%

US denominated Swaps:
15 Swaps Receive
   Variable/Pay Fixed         $ 55      $177   $128   $ --   $ 40   $ --      $ --      $400    $ (6)
   Variable Receive rate
    (3 month LIBOR)= 6.70%
   Weighted average pay
    rate = 6.32%

4 Swaps Receive
   Fixed/Pay Variable         $ --      $ 50   $ --   $ 30   $ --   $ --      $ 50      $130    $  4
   Weighted average
    receive rate = 6.99%
   Variable pay rate
    (6 month LIBOR)=6.91%

Canadian $ denominated Swaps:
2 Swaps Receive
   Variable/Pay Fixed         $  3      $  2   $ --   $ --   $ --   $ --      $ --      $  5    $ --
   (3 month CAD BA (c))=5.87%
   Weighted average pay
    rate = 7.11%

Other Off-Balance Sheet
LIBOR based agreements:
-----------------------
Operating leases with trust   $ --      $  1   $  1   $ 43   $ --   $ --      $ --      $ 45    $ 45
 Lease expense                $  1      $  4   $  4   $  3   $ --   $ --      $ --      $ 12

Trade receivables
 securitization               $ --      $ --   $ --   $ 72   $ --   $ --      $ --      $ 72    $ 72
 Discount on securitization   $  1      $  5   $  5   $  5   $ --   $ --      $ --      $ 16


(a)  Fiscal 2001 financial instrument maturities and interest expense relate to the period January 1, 2001 through March 31, 2001.

(b)  The variable rate of long-term debt obligations is based on the London Interbank
     Offered Rate ("LIBOR") as of December 31, 2000.  For future periods, the variable interest rate is assumed to remain at 7.19% with the principal balance of long-term debt obligations held constant at $487 million.  However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(c)  The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").


Limitations of the tabular presentation

  As the table incorporates only those interest rate risk exposures that exist as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. In August 2000, the Company's motion for summary judgment was denied. The Company anticipates that additional discovery and pretrial motions will be completed by late summer 2001 and a trial on the merits will begin in October 2001, which may result in additional costs. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

  In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a non-recurring special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. During the quarter ended September 30, 2000, the Company recorded a non-recurring special charge of $1.3 million related to the estimated legal fees and costs of pursuing additional recoveries from its insurance carriers. A trial date has been set for April 2001.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

  The following exhibit is being filed as part of this Quarterly
Report on Form 10-Q:

 Exhibit No.        Description
 -----------        -----------
    11              Calculation of earnings per share


b.  Reports on Form 8-K

  On October 27, 2000, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for the second quarter and six months ended September 30, 2000.

  On November 9, 2000, the Company filed a Form 8-K pursuant to Item
9, "Regulation FD", disclosing certain information to be provided to securities market professionals, investors and prospective investors at meetings during November 2000.

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Airgas, Inc.
                                         (Registrant)






Date:  February 8, 2001                 /s/ Roger F. Millay
                                         Roger F. Millay
                                         Senior Vice President - Finance and
                                         Chief Financial Officer