Form 10-K
period 2001-03-31
AIRGAS INC
filed 2001-06-13
CIK 804212

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------
                                FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 2001

                     or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

                       Commission File No. 1-9344

                                AIRGAS, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                      56-0732648
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

259 North Radnor-Chester Road, Suite 100
        Radnor, Pennsylvania                             19087-5283
----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)

                               (610) 687-5253
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities Registered Pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
        Title of Each Class                  on Which Registered
--------------------------------------     -----------------------
Common Stock, par value $.01 per share     New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                  ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the 64,026,119 shares of voting stock held by non-affiliates of the Registrant was approximately $696 million computed by reference to the closing price of such stock on the New York Stock Exchange on June 8, 2001. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of common stock outstanding as of June 8, 2001 was 68,419,425.


                   DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Proxy Statement for the Annual Meeting of Stockholders to be held August 2, 2001 is partially incorporated by reference into Part
III.  Those portions of the Proxy Statement included in response to
Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

                            AIRGAS, INC.

                          TABLE OF CONTENTS

                               PART I
ITEM NO.                                                          PAGE
--------                                                          ----
1.    Business..................................................    3
         General................................................    3
         Distribution...........................................    3
         Gas Operations.........................................    4
         Airgas Growth Strategies...............................    5
         Regulatory and Environmental Matters...................    6
         Insurance..............................................    6
         Employees..............................................    6
         Patents, Trademarks and Licenses.......................    6
         Executive Officers of the Company......................    7

2.    Properties................................................    8

3.    Legal Proceedings.........................................    9

4.    Submission of Matters to a Vote of Security Holders.......    9


                               PART II

5.    Market for the Company's Common Stock and Related
      Stockholder Matters.......................................   10

6.    Selected Financial Data...................................   11

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................   13

7A.   Quantitative and Qualitative Disclosures About Market Risk   28


8.    Financial Statements and Supplementary Data...............   31

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.......................   31

                               PART III

10.  Directors and Executive Officers of the Company............   31

11.  Executive Compensation.....................................   31

12.  Security Ownership of Certain Beneficial Owners and
     Management.................................................   31

13.  Certain Relationships and Related Transactions.............   31


                               PART IV

14.  Exhibits, Financial Statements Schedules, and Reports on
     Form 8-K...................................................   32


Signatures......................................................   35

                               PART I
ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. and subsidiaries ("Airgas" or the "Company") is the largest U.S. distributor of industrial, medical and specialty gases (delivered in "packaged" or cylinder form), and welding, safety and related products ("hardgoods"). Airgas also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. Airgas' integrated network of approximately 700 locations includes branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities and distribution centers. Airgas also distributes its products and services to its diversified customer base through eBusiness, catalog and telemarketing channels. Sales were $1.63 billion, $1.54 billion and $1.56 billion in fiscal years 2001, 2000 and 1999, respectively.

     The Company's two operating segments are Distribution and Gas Operations. Financial information by business segment can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and Note 22 to the Company's Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Descriptions of the operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for approximately 90% of consolidated sales and reflects the distribution of industrial, medical and specialty gases, and hardgoods. The Distribution segment also includes the equity affiliate earnings related to the Company's joint venture with National Welders Supply Company, Inc., which is a producer and distributor of industrial, medical and specialty gases and hardgoods.

Principal Products and Services

     The Distribution segment's principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. Gas and rent represented approximately 44%, 42%, and 40% of the Distribution segment's sales in each of the fiscal years 2001, 2000, and 1999, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. In each of the fiscal years 2001, 2000, and 1999, hardgoods sales represented approximately 56%, 58%, and 60% of the Distribution segment's sales, respectively (see Note 22 of the Company's Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

     The Company believes the market for industrial, medical and specialty gases in the United States is approximately $9.4 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply and cylinder ("packaged gas") supply. In the U.S. market, on-site supply accounts for approximately 25% of sales, bulk or merchant supply accounts for approximately 35% of sales, and packaged gas supply accounts for the remaining 40% or $3.8 billion in sales. Airgas' market focus has been on the packaged gas segment of the market and on small bulk customers. Generally, packaged gas distributors also distribute welding products. The Company believes the U.S. market for welding products to be approximately $3.9 billion annually.

     Airgas is the largest distributor of packaged gases and welding products in the United States with approximately a 15% market share. The Company's competitors in this market are approximately 900 independent distributors that serve approximately 50% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. ("Praxair"), Air Products and Chemicals, Inc. ("Air Products"), Liquid Air Corporation of America ("Air Liquide"), and BOC Gases Group ("BOC Gases"), serve the remaining 35% of the packaged gas market. The Company also sells safety equipment. The United States market for safety equipment is approximately $6 billion, of which Airgas' share is approximately 4%.

Customer Base

     The Company's customer base is broad and includes many major industries. The Company estimates the following industry segments account for the indicated percentages of the Company's total sales:

      o Manufacturing (49%) - principally producers of fabricated metal products (15%), industrial and transportation equipment (9%), chemical products (5%), and primary metal products (5%);
      o  Service Sector (11%) - principally medical and health services (7%);
      o  Wholesale Trade (10%),
      o  Agriculture and Mining (8%);
      o  Construction (7%); and
      o  All Other (15%).

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company also manufactures certain gases, including acetylene, nitrous oxide, nitrogen, oxygen and argon. The Company believes, that if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements.

GAS OPERATIONS

     The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and
specialty gases.   The Company also operates two air separation
plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. A description of the businesses included in the Gas Operations segment are as follows:

Dry Ice

     The Company is a producer and distributor of dry ice in the United States. Customers include food processors, food service, pharmaceutical and biotech industries, wholesale trade and grocery and other retail outlets. The dry ice business generally experiences a higher level of sales in the first and second quarters of the fiscal year due to weather-related demand. The Company's carbon dioxide requirements (dry ice is the solid form of carbon dioxide) are purchased from the vertically integrated producers of carbon dioxide and from internal production sources.

Carbon Dioxide

     The Company is a producer and distributor of liquid carbon dioxide. Carbon dioxide requirements are met by eight Company-owned production facilities and a 50%-owned joint venture as well as purchased from vertically integrated gas producers of carbon dioxide. The joint venture also produces and sells liquid carbon dioxide to other producers of industrial gases. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $400 million annually. The largest customer segments include chemical producers and oil and gas extraction. The Company primarily competes with three major carbon dioxide companies, Praxair, BOC Gases and Air Liquide, which produce over 80% of the merchant carbon dioxide volumes in the United States.

Specialty and Other Gases

     The Company operates six "A" labs, full scale testing and blending facilities, which blend various special application gas mixes, ultra high purity grade gases, pure hydrocarbon mixtures, EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. Specialty gases produced are primarily sold to the Distribution segment (see Note 22 of the Company's Consolidated Financial Statements for disclosure related to segment sales). The third-party customer base for these products consists primarily of environmental-related businesses, manufacturers of electronics, governmental entities, petroleum refiners, and pharmaceutical and automotive businesses. Gas Operations also provides technical support to 27 "B" labs, limited scale testing and blending facilities, which are operated by the Distribution segment. The "A" and "B" labs perform testing and certification services for gas purity.

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

Suppliers

     The Company believes that, if a contractual arrangement with any Gas Operations segment supplier was terminated, it would not have a material adverse effect on operations. However, two of the Company's 15 dry ice production facilities are located on property owned by BOC Gases. If the current arrangements with BOC Gases were terminated, the Company's dry ice production capabilities may be reduced.

AIRGAS GROWTH STRATEGIES

     The Company's strategic objectives are to establish itself as the low-cost supplier in the industry and drive market-leading sales growth by leveraging its national distribution infrastructure. To meet these objectives, the Company has established the following strategic initiatives:

     o increasing market penetration by growing the strategic account business, increasing cross-selling to existing customers, strengthening sales leadership training and leveraging the market presence of Puritan Medical Products (a subsidiary of the Company);
     o migrating customers to the appropriate distribution channel by leveraging the Company's safety telesales capabilities, launching the second generation eBusiness capability and providing sales training on channel management;

     o improving supply chain efficiencies through optimizing the routing and scheduling of trucks, more efficient cylinder filling and management, controlling procurement and enhancing the operations of the Company's five distribution centers; and
     o redesigning key business processes to standardize, centralize and implement a matrix organization structure.

     These strategic objectives are designed to facilitate organic sales and earnings growth. The Company will also continue to supplement its internal growth strategies through core business acquisitions and exiting low-return, non-core businesses.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental purposes during fiscal 2001 were not material.

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

EMPLOYEES

     On March 31, 2001, the Company employed approximately 7,600 employees of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds trademark registrations for "Airgas," "Red-D-Arc," "RED-D-ARC WELDERENTAL," "Gold Gas," "Stainless Mix," "Steelmix," "Alummix," "Powersource," and "VAWELD." The Company has trademarks pending for "RADNOR," "RADNOR Industrial Products," "RADNOR Safety Products," and "RADNOR Welding Products," its private-label product brands. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                      Age                   Position
----                      ---    --------------------------------------
Peter McCausland (1)       51    Chairman of the Board and
                                  Chief Executive Officer
Glenn M. Fischer           50    President and Chief Operating Officer
Roger F. Millay            43    Senior Vice President - Finance and
                                  Chief Financial Officer
Andrew R. Cichocki         38    Senior Vice President - Business Operations
                                  and Planning
Robert A. Dougherty        43    Senior Vice President - Information Services
                                  and Chief Information Officer
Christopher E. Giangrasso  40    Senior Vice President - Human Resources
Gordon L. Keen, Jr.        56    Senior Vice President - Law and Corporate
                                  Development
Michael L. Molinini        50    Senior Vice President - Hardgoods Operations
Ted R. Schulte             50    Senior Vice President - Gas Operations
Patrick M. Visintainer     37    Senior Vice President - Sales
Alfred B. Crichton         53    Division President - West
B. Shaun Powers            49    Division President - East
__________________
(1)  Member of the Board of Directors

     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, and from April 1997 to December 1998. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products. He also serves on the Board of Trustees of the Eisenhower Exchange Fellowships.

     Mr. Fischer has been President and Chief Operating Officer since November 2000. Prior to joining Airgas, Mr. Fischer served as
President of BOC Gases - North America from 1997 to 2000. Prior to that time, Mr. Fischer served as Executive Vice President of BOC
Gases - Americas from 1995 to 1997.

     Mr. Millay has been Senior Vice President - Finance and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999.

     Mr. Cichocki has been Senior Vice President - Business
Operations and Planning since January 1999. Prior to that time, Mr. Cichocki served as Vice President - Corporate Development from April 1997 to December 1998 and as Assistant Vice President - Corporate
Development from August 1992 to March 1997.

     Mr. Dougherty has been Senior Vice President - Information Services and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.

     Mr. Giangrasso has been Senior Vice President - Human Resources since May 2001. Prior to joining Airgas, Mr. Giangrasso served as Vice President, Human Resources of Aramark Corporation from October 1995 to January 2001.

     Mr. Keen has been Senior Vice President - Law and Corporate
Development since April 1997. Prior to that time, Mr. Keen served as Vice President - Corporate Development from January 1992 to March
1997.

     Mr. Molinini has been Senior Vice President - Hardgoods Operations since August 2000. Prior to that time, Mr. Molinini served as Vice President - Hardgoods Operations from August 1999 to July 2000 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company since 1991.

     Mr. Schulte has been Senior Vice President - Gas Operations since August 2000. Prior to that time, Mr. Schulte served as Vice President - Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the US subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.

     Mr. Visintainer has been Senior Vice President - Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President - Sales and Marketing from February 1998 to December 1998 and as President of one of the Company's subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager - Industrial/Special Gases and National Accounts Manager.

     Mr. Crichton has been Division President - West since February 1993. Prior to that time, Mr. Crichton served in various leadership positions since joining the Company in 1988 and has more than 30 years of industry experience.

     Mr. Powers has been Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers' career also includes 17 years with Air Products and Chemicals, Inc. where he served in various leadership positions.

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company's Distribution segment operates a network of approximately 560 branch stores, 27 "B" gas laboratories, 15 acetylene manufacturing facilities, five regional distribution centers, 130 cylinder fill plants and various customer call centers. The Distribution segment conducts business in 44 states. The Company owns approximately 25% of these facilities. The remaining facilities are primarily leased from third parties. Facilities leased from employees are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

     The Company's Gas Operations' segment consists of businesses, located throughout the United States, which operate approximately 40 branch locations, eight liquid carbon dioxide and 15 dry ice production facilities, two air separation plants, six "A" gas laboratories, and six nitrous oxide production facilities. The Company owns approximately 20% of these facilities. The remaining facilities are leased from third parties.

     During fiscal 2001, the Company's production facilities operated at approximately 80% of capacity.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company anticipates that additional discovery and pretrial motions will be completed by the end of the calendar year, and that a trial on the merits will begin in April 2002. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims. In the fourth quarter of fiscal 2001, the Company recorded a charge of $6.9 million for the anticipated costs of defending the Praxair lawsuit.

     In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. In March 2001, the Company reached a final settlement with its insurance carriers resulting in additional insurance recoveries of $4 million. The insurance settlement net of associated legal expenses was reflected in special charge recoveries in the Consolidated Statement of Earnings under Item 8. Financial Statements and Supplementary Data.

     In fiscal 2000, the Company recorded a $7.5 million charge representing an estimate of the overall costs associated with the defense and settlement of certain class action lawsuits pertaining to hazardous material charges paid to the Company by customers. In the fourth quarter of fiscal 2001, a settlement agreement and approving court orders covering all such class actions against the Company became final, and the Company reversed $1.1 million of the previously accrued defense and settlement costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                               PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock (the "common stock") is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange:

                               High         Low
                               ----         ---
Fiscal 2001

First Quarter                $ 8.31       $ 4.63
Second Quarter                 6.81         5.13
Third Quarter                  8.44         5.88
Fourth Quarter                 9.70         6.75

Fiscal 2000

First Quarter                $12.31       $ 8.31
Second Quarter                13.75        10.00
Third Quarter                 11.50         8.44
Fourth Quarter                 9.88         6.06
______________________

     The closing sale price of the Company's common stock as reported by the New York Stock Exchange on June 8, 2001, was $10.87 per share. As of June 8, 2001, there were approximately 15,900 shareholders of record of the Company's common stock.

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

(In thousands, except per share amounts):

                                                    Years Ended March 31,
                               ------------------------------------------------------------
                               2001 (1)     2000 (2)     1999 (3)     1998 (4)     1997 (5)
OPERATING RESULTS:
Net sales                    $1,628,901   $1,542,334   $1,561,218   $1,447,990   $1,158,894
Depreciation & amortization      86,754       89,308       87,926       76,670       62,491
Operating income                107,949      106,731      112,996      118,948       82,285
Interest expense, net            60,207       57,560       60,298       53,290       39,752
Income taxes                     20,718       31,551       34,437       29,989       21,080
Net earnings                     28,223       38,283       51,924       40,540       23,266

Basic earnings per share     $      .43   $      .55   $      .74   $      .59   $      .35

Diluted earnings per share   $      .42   $      .54   $      .72   $      .57   $      .34

BALANCE SHEET DATA:
Working capital              $   52,255   $  189,194   $  165,416   $  141,276   $  124,849
Total assets                  1,582,725    1,739,331    1,698,472    1,641,474    1,291,031
Current portion of
 long-term debt                  72,945       20,071       19,645       12,150       25,158
Long-term debt                  620,664      857,422      847,841      830,845      629,931
Other non-current liabilities    22,446       28,998       23,585       36,842       29,601
Stockholders' equity (6)     $  496,849   $  472,507   $  470,945   $  426,873   $  336,657
____________________________

(1) As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements, the results for fiscal 2001 include: (a) net special charges of $3.6 million ($2.3 million after-tax), (b) litigation charges, net, of $5.3 million
     ($3.4 million after-tax), and (c) asset impairments associated with two equity affiliates of $700 thousand after-tax. The decrease in working capital was partially attributable to a trade receivables securitization program entered into during fiscal 2001 and the classification of $50 million of medium-term notes maturing September 2001 as a component of "Current Liabilities." Cash proceeds of approximately $73.2 million from the program were used to reduce long-term debt.

(2) As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements, the results for fiscal 2000 include: (a) special charge recoveries of $2.8 million ($1.7 million after-tax), (b) divestiture gains of $17.5 million ($8.6 million after-tax), (c) a litigation charge of $7.5 million ($4.8 million after-tax), (d) an inventory write-down of $3.8 million ($2.2 million after-tax), and (e) an after-tax charge of $590 thousand representing a change in accounting principle.

(3) As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements, the results for fiscal 1999 include: (a) special charge recoveries of $1.0 million ($575 thousand after-tax), (b) divestiture gains of $25.5 million ($15 million after-tax), and (c) a $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

(4) The results for fiscal 1998 include: (a) fourth quarter special charges of $22.4 million ($14.3 million after-tax) which consisted of severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by a one-time net gain related to an acquisition break-up fee of $3 million ($1.9 million after-tax), (b) a non-recurring gain of $14.5 million ($9.4 million after-tax) from the partial recovery of refrigerant losses, and (c) a non-recurring gain on the sale of a non-core business.

(5) In fiscal 1997, the Company recorded special charges totaling $31.4 million ($20.2 million after-tax) related to the fraudulent breach of contract by a third-party supplier of refrigerant gas and an after-tax loss on the sale of a non-core business.

(6)  The Company has not paid any dividends on its common stock.

                    AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 2001 COMPARED TO 2000

OVERVIEW

     The Company's net sales for the fiscal year ended March 31, 2001 were $1.63 billion compared to $1.54 billion in the prior year. Despite a slowing U.S. economy, the Company experienced positive same-store sales growth of 3.1%, continuing the same-store sales growth that began in the prior year fiscal fourth quarter. The Company's successful strategy of leveraging its distribution network to sign new strategic accounts, pursue cross-selling opportunities and promote strategic products had a favorable impact on net sales. In addition, net sales were positively affected by the prior year acquisition of Mallinckrodt Inc.'s Puritan-Bennett medical gas subsidiary ("Puritan Medical Products"). The Company also implemented price increases during fiscal 2001 that helped to offset rising costs related to purchased gases, salaries and wages, insurance, and distribution. Excluding the effect of the items outlined below, net earnings were $.52 per diluted share in both fiscal 2001 and 2000. Net earnings, as reported, for fiscal 2001 were $28.2 million, or $.42 per diluted share, compared to $38.3 million, or $.54 per diluted share, in fiscal 2000.

     As discussed in the "Income Statement Commentary" below, fiscal 2001 net earnings were affected by the following:

    o  net special charges of $3.6 million ($2.3 million after-tax),
    o  litigation charges, net, of $5.3 million ($3.4 million after-tax), and
    o asset impairments associated with two equity affiliates of $700 thousand after-tax.

Fiscal 2000 net earnings were affected by the following:

    o  special charge recoveries of $2.8 million ($1.7 million after-tax),
    o  divestiture gains of $17.5 million ($8.6 million after-tax),
    o  a litigation charge of $7.5 million ($4.8 million after-tax),
    o  an inventory write-down of $3.8 million ($2.2 million after-tax), and
    o an after-tax charge of $590 thousand representing a change in accounting principle.

     Additionally in fiscal 2001, the Company reduced total debt by $183.9 million. The ability to reduce debt is indicative of the strong cash flow characteristics of the Company's business. Debt reduction resulted from cash flow from operations, divestitures and a securitization of trade receivables. Operations provided approximately $61 million, divestitures provided approximately $50 million, principally the divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline ("Jackson Dome pipeline"), and the trade receivables securitization program provided approximately $73 million.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 5.6% in fiscal 2001 compared to 2000, driven by same-store sales growth of 3.1% and prior year acquisitions included for a full year in 2001. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

(In thousands)          2001         2000          Increase
                     ----------   ----------    ---------------
   Distribution      $1,487,422   $1,409,949    $77,473   5.5%
   Gas Operations       141,479      132,385      9,094   6.9%
                     ----------   ----------    -------
                     $1,628,901   $1,542,334    $86,567   5.6%
                     ==========   ==========    =======

     The Distribution segment's principal products and services include industrial, medical and specialty gases, equipment rental and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $77.5 million as a result of net acquisition and divestiture activity and same-store sales growth. Fiscal 2001 sales increased $43.8 million from seven distributor acquisitions since April 1, 1999, partially offset by a divestiture during fiscal 2000. The most significant of the acquisitions was that of Puritan Medical Products in the fourth quarter of fiscal 2000. Distribution same-store sales growth of $33.7 million (2.7%) resulted from gas and rent sales growth of $28.8 million (5.1%) and hardgoods sales growth of $4.9 million (1.0%). Gas and rent same-store sales growth was primarily attributable to higher volumes of strategic products and continued success of certain sales initiatives, such as strategic accounts. Growth in strategic product sales resulted from expansion of the rental welder fleet and improvements in certain gas product sales including medical and specialty gases. Price increases implemented during fiscal 2001 also contributed to gas and rent sales growth. Hardgoods same-store sales growth was driven principally by an increase in safety sales resulting from the successful cross-selling of safety products through the Company's distribution network. Although hardgoods same-store sales growth was positive in fiscal 2001, hardgoods sales slowed in the fiscal third quarter with further contraction in the fourth quarter resulting from the slowing U.S. industrial economy.

     The Gas Operations segment's sales primarily include dry ice and carbon dioxide that are used for cooling, the production of food and beverages, chemical products, and oil and gas extraction. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales increased $9.1 million in fiscal 2001 compared to the prior year primarily from same-store sales growth (7.2%). Gas Operations' same-store sales growth resulted from higher volumes of liquid carbon dioxide, dry ice and nitrous oxide. Sales growth was also driven by price increases that were implemented during the fourth quarter of fiscal 2001 to help offset the impact of higher energy and distribution costs. The reduction in sales from the divestiture of the Jackson Dome pipeline in fiscal 2001 and the divestiture of operations in Poland and Thailand in fiscal 2000 were offset by nitrous oxide production businesses that were acquired with Puritan Medical Products.

Gross Profits

     Gross profits increased 7.7% in fiscal 2001 compared to 2000.

(In thousands)          2001        2000          Increase
                      --------    --------    ----------------
   Distribution       $689,999    $649,827    $40,172   6.2%
   Gas Operations       91,702      75,910     15,792  20.8%
                      --------    --------    -------
                      $781,701    $725,737    $55,964   7.7%
                      ========    ========    =======

     Distribution gross profits increased $40.2 million resulting from net acquisition and divestiture activity and same-store gross profits growth. Acquisition and divestiture activity accounted for a net increase in gross profits of $29.0 million, primarily from the acquisition of Puritan Medical Products in the fourth quarter of fiscal 2000. Same-store gross profits increased $11.2 million (2.4%) compared to the prior year. Same-store gross profit growth consisted of a $14.4 million (3.7%) increase in gas and rent, partially offset by a decrease in hardgoods gross profits of $3.2 million. Same-store gross profits of gas and rent increased resulting from higher sales volumes and price increases implemented during fiscal 2001. An expanded rental welder fleet also contributed to the increase in gross profits. The Distribution segment's gross profit margin of 46.4% in fiscal 2001 increased 30 basis points from 46.1% in the prior year primarily as a result of a shift in sales mix to higher margin gases. The shift in sales mix was driven principally by higher margin medical gases contributed by Puritan Medical Products. The decline in hardgoods same-store gross profits resulted from general weakness in certain manufacturing and industrial hardgoods markets served by the Company. The decline in hardgoods gross profits was partially mitigated by lower costs from centralized purchasing initiatives and continued growth of higher margin private label products. Private label products reached an annual run rate of $45 million in fiscal 2001 representing a 40% increase over the prior year.

     The Gas Operations segment's gross profits increased $15.8 million primarily from same-store gross profit growth and net acquisition activity. Same-store gross profit growth of $10.5 million (13.4%) resulted primarily from higher sales volumes and price increases of dry ice, liquid carbon dioxide and nitrous oxide. Gross profits increased $1.5 million from net acquisition activity, primarily consisting of the prior year acquisition of Puritan Medical Products's nitrous oxide production businesses. In addition, the prior year was adversely affected by an inventory write-down of $3.8 million related to certain specialty gas inventories. Gas Operations' gross profit margin was 64.8% compared to 57.3% in the prior year. The gross profit margin in the prior year reflects the impact of the specialty gas inventory write-down.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $50.8 million (9.5%) compared to the prior fiscal year primarily from net acquisition and divestiture activity and higher costs associated with personnel, distribution and insurance. On a same-store basis, operating expenses are estimated to have increased approximately $32 million in fiscal 2001 compared to fiscal 2000. Personnel costs were affected by rising salaries and wages driven by a competitive labor market. Higher distribution costs resulted primarily from increases in the price of fuel and energy. Insurance costs were driven by rising medical costs related to workers' compensation and health insurance. The Company implemented a cost reduction plan in the fourth quarter of fiscal 2001. The cost reduction plan focused on a reduction in workforce, the closure of 30 branch locations and the planned disposition of certain non-core businesses. As a percentage of net sales, operating expenses increased to 35.8% from 34.5% in fiscal 2000.

     Fiscal 2001 operating expenses included legal expenses of $7.5 million. Fiscal 2001 legal expenses reflect litigation charges of $5.3 million, net. The net litigation charges consist primarily of a fourth quarter charge of $6.9 million related to a lawsuit brought by a competitor, Praxair, Inc. The charge reflects an estimate of the future costs associated with the defense of the lawsuit. The charge was partially offset by the final settlement and reversal of $1.1 million of liabilities established in fiscal 2000 associated with the defense and settlement of class-action lawsuits related to hazardous materials charges. Legal expenses for fiscal 2000 of $9.6 million included a $7.5 million litigation charge representing the Company's original estimate of the costs to defend against and settle the class-action lawsuits.

     Fiscal 2001 operating expenses also included $2.2 million of consulting expenses related to a project focused on improving certain operational and administrative processes. The project was initiated during the second half of fiscal 2001 and is expected to continue through fiscal 2003. Project expenses and anticipated benefits through fiscal 2003 will be dependent on the ultimate scope and timing of the project. Net of anticipated benefits, the Company estimates that the project will be dilutive to fiscal 2002 earnings by approximately $0.05 per diluted share and accretive to earnings in fiscal 2003.

     Depreciation expense of approximately $63 million remained relatively flat compared to fiscal 2000. Amortization expense of $23.8 decreased $1.9 million (-7.2%) compared to fiscal 2000 primarily from the expiration of non-compete agreements related to prior acquisitions.

Special Charges (Recoveries)

     Special charges in fiscal 2001 included a charge of $8.5 million related to a cost reduction plan implemented by the Company to improve operating results at certain business units as well as to mitigate rising operating expenses. The fourth quarter 2001 cost reduction charge included severance costs for a reduction in workforce of 275 employees, exit costs for the closure of 30 branch locations and losses associated with the anticipated divestiture of certain non-core businesses. The non-core businesses to be divested generated annual sales of approximately $10 million in fiscal 2001 and were included in the Company's Distribution segment. As a result of the cost reduction plan, the Company estimates cost savings in fiscal 2002 of approximately $10 million. The charge was partially offset by $4.9 million of special charge recoveries primarily consisting of a favorable insurance settlement associated with the fiscal 1997 special charge. Special charge recoveries in fiscal 2000 consist of $2.8 million primarily from a favorable insurance settlement related to the fiscal 1997 special charge.

Operating Income

     Operating income increased 1.1% in fiscal 2001 compared to 2000. Excluding special (charges) recoveries, operating income increased 7.4%.

(In thousands)                     2001        2000      Increase/(Decrease)
                                 --------    --------    -------------------
   Distribution                  $ 92,186    $ 94,671    $ (2,485)  (2.6%)
   Gas Operations                  19,406       9,231      10,175    110%
   Special (Charges) Recoveries    (3,643)      2,829      (6,472)    --
                                 --------    --------    --------
                                 $107,949    $106,731    $  1,218    1.1%
                                 ========    ========    ========

     The Distribution segment's operating income margin of 6.2% in fiscal 2001 decreased from 6.7% in fiscal 2000 primarily due to higher operating expenses, partially offset by gross profits from same-store sales growth and acquisitions.

     The Gas Operations segment's operating income margin of 13.7% in fiscal 2001 increased from 7.0% in fiscal 2000. Fiscal 2001 results benefited from higher gross profits from same-store sales growth and price increases. The prior year was adversely affected by a $3.8 million inventory write-down of certain specialty gas inventories. Gas Operations' operating income margin was 9.8% in fiscal 2000, excluding the impact of the inventory write-down.

Interest Expense

     Interest expense, net, totaled $60.2 million and represents an increase of $2.6 million (4.6%) compared to fiscal 2000. The increase in interest expense resulted from higher average debt levels, partially offset by lower weighted-average interest rates. The increase in the average debt level in fiscal 2001 was primarily due to the fourth quarter of fiscal 2000 acquisition of Puritan Medical Products as well as common stock repurchases during fiscal 2001. As discussed in "Liquidity and Capital Resources" and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk", the Company manages interest rate exposure of certain borrowings through participation in interest rate swap agreements.

Discount on Securitization of Trade Receivables

     In December 2000, the Company entered into a trade receivables securitization agreement with two commercial banks. Net proceeds received by the Company through March 31, 2001 were $73.2 million and were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables of $1.3 million in fiscal 2001 represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Other Income, net

     Other income, net, totaled $242 thousand in fiscal 2001 compared to $17.9 million in fiscal 2000. Fiscal 2000 includes a $14.9 million gain from the divestitures of operations in Poland and Thailand.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $2.3 million decreased $1.1 million compared to fiscal 2000. The decrease in fiscal 2001 was primarily due to fourth quarter after-tax charges of $700 thousand related to asset impairments associated with two equity affiliates.

Income Tax Expense

     The effective income tax rate was 42.3% of pre-tax earnings in fiscal 2001 compared to 44.8% in 2000. Excluding the tax effect related to certain gains and special charges in both periods, the effective income tax rate was 41.1% of pre-tax earnings in fiscal 2001 compared to 41.5% in 2000.

Cumulative Effect of an Accounting Change

     Fiscal 2000 includes a charge to net earnings of $590 thousand related to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The charge primarily resulted from the write-off of start-up costs capitalized in prior fiscal years in connection with the Company's two air separation units.

Net Earnings

     Net earnings in fiscal 2001 were $28.2 million, or $.42 per diluted share, compared to $38.3 million, or $.54 per diluted share, in fiscal 2000.

                    AIRGAS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: 2000 COMPARED TO 1999

OVERVIEW

     The Company's net sales for the fiscal year ended March 31, 2000 were $1.54 billion compared to $1.56 billion in the prior year. Net sales in fiscal 2000 were impacted by continued slowness in certain manufacturing and industrial markets served by the Company. The Company believes these markets hit a cyclical low in the first quarter of fiscal 2000. The Company experienced improved same-store sales comparisons in each of the last three quarters of fiscal 2000. In the fiscal fourth quarter, year over year same-store sales improved by 1.8%. Net earnings for fiscal 2000 were $38.3 million, or $.54 per diluted share, compared to $51.9 million, or $.72 per diluted share, in fiscal 1999. Net earnings for fiscal years 2000 and 1999 were impacted by special charges, non-recurring divestiture gains and other charges as described below.

     Fiscal 2000 includes:

     o  special charge recoveries of $2.8 million ($1.7 million after-tax),
     o  divestiture gains $17.5 million ($8.6 million after-tax),
     o  a litigation charge of $7.5 million ($4.8 million after-tax),
     o  an inventory write-down of $3.8 million ($2.2 million after-tax), and
     o an after-tax charge of $590 thousand representing a change in accounting principle.

     Fiscal 1999 includes:

     o  special charge recoveries of $1.0 million ($575 thousand after-tax),
     o  divestiture gains of $25.5 million ($15 million after-tax), and
     o a $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

     Excluding the effect of these items, net earnings were $.52 per diluted share in fiscal 2000 and $.48 per diluted share in fiscal
1999.

     During fiscal 2000, the Company completed the divestiture of its operations in Poland and Thailand. Through the date of disposition, the operations in Poland and Thailand had combined sales and operating losses in fiscal 2000 of $12.7 million and $550 thousand, respectively. The operations in Poland and Thailand were reported in the Gas Operations segment.

     During fiscal 2000, the Company acquired six distributors of industrial gas and related equipment with aggregate annual sales of approximately $97 million, including the acquisition of Puritan Medical Products. Puritan Medical Products, with historical annual sales of approximately $70 million, distributes medical gases through a network of locations in the United States and Canada.

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. The share repurchase authorization was substantially completed during the first quarter of fiscal 2001.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales decreased 1.2% in fiscal 2000 compared to 1999.

(In thousands)          2000         1999      Increase/(Decrease)
                     ----------   ----------   -------------------
   Distribution      $1,409,949   $1,406,184   $  3,765     0.3%
   Gas Operations       132,385      155,034    (22,649)  (14.6%)
                     ----------   ----------   --------
                     $1,542,334   $1,561,218   $(18,884)   (1.2%)
                     ==========   ==========   ========

     For fiscal 2000, Distribution sales increased $3.8 million as a result of net acquisition and divestiture activity of $23.1 million, offset by a same-store sales decline of $19.3 million (-1.7%).
Fiscal 2000 sales increased $37.3 million from seventeen distributor acquisitions since April 1, 1998, offset primarily by the divestiture of four businesses. The decrease in same-store sales resulted from a $32.5 million (-4.2%) decline in hardgoods sales, partially offset by gas and rent same-store sales growth of $13.2 million (1.9%). Lower sales of hardgoods resulted from general slowness in certain manufacturing and industrial markets served by the Company including: metal fabrication, oil exploration and extraction, agriculture, mining and shipbuilding. Gas and rent same-store sales growth was primarily attributable to the Company's expansion of its rental welder fleet and improvements in certain gas product sales including bulk, refrigerant and medical gases. The Distribution segment experienced improving same-store sales comparisons in each of the last three quarters of fiscal 2000. In the fiscal fourth quarter, year over year same-store sales improved by 1.2%.

     The Gas Operations segment's sales decreased $22.6 million in fiscal 2000 compared to the prior year as a result of the decrease in sales resulting from the net acquisition and divestiture activity of $27.6 million, partially offset by same-store sales growth of $5.0 million (3.5%). Sales decreased $35.7 million primarily due to the divestiture of the Company's calcium carbide and carbon operations in December 1998 and the divestiture of operations in Poland and Thailand in August 1999. The decrease in sales resulting from divestitures was partially offset by the acquisition of four dry ice companies since April 1, 1998, which contributed sales of $8.1 million in fiscal 2000. Gas Operations' same-store sales growth resulted from higher liquid carbon dioxide, dry ice and nitrous oxide volumes. Pricing in fiscal 2000 generally remained stable for these products compared to the prior year.

Gross Profits

     Gross profits increased 0.4% in fiscal 2000 compared to 1999.

(In thousands)          2000        1999      Increase/(Decrease)
                      --------    --------   -------------------
   Distribution       $649,827    $637,616     $12,211     1.9%
   Gas Operations       75,910      85,547      (9,637)  (11.3%)
                      --------    --------     -------
                      $725,737    $723,163     $ 2,574     0.4%
                      ========    ========     =======

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

     The decrease in Gas Operations gross profits of $9.6 million resulted from divestitures and an inventory write-down, partially offset by acquisitions and same-store gross profit growth. Gross profits decreased $13.4 million from divestitures and $3.8 million from an inventory write-down related to certain specialty gases. The gross profit decline was partially offset by the acquisition of four dry ice businesses that contributed $5.0 million to fiscal 2000 gross profits and by same-store gross profit growth of $2.6 million (2.9%). Gas Operations' gross profit margin, excluding the impact of divestitures, decreased to 57.5% in fiscal 2000 compared to 60.2% in fiscal 1999 primarily due to the inventory write-down and increased sales volume of lower margin liquid carbon dioxide.

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

Special Charges (Recoveries)

     Special charge recoveries in fiscal 2000 primarily consist of recoveries of $2.8 million from an insurance settlement related to a fiscal 1997 loss. Special charge recoveries in fiscal 1999 include $1 million from adjustments to reflect differences between the original loss estimates and the actual losses related to the divestiture of two non-core businesses during fiscal 1999.

Operating Income

     Operating income decreased 5.5% in fiscal 2000 compared to 1999. Excluding special (charges) recoveries, operating income decreased 7.2%.

(In thousands)                     2000       1999      Increase/(Decrease)
                                 --------   --------   --------------------
   Distribution                  $ 94,671   $ 98,447    $(3,776)   (3.8%)
   Gas Operations                   9,231     13,549     (4,318)  (31.9%)
   Special (Charges) Recoveries     2,829      1,000      1,829      --
                                 --------   --------    -------
                                 $106,731   $112,996    $(6,265)   (5.5%)
                                 ========   ========    =======

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

Interest Expense

     Interest expense, net, totaled $57.6 million and represents a decrease of $2.7 million (-4.5%) compared to fiscal 1999. The decrease in interest expense was primarily attributable to lower average debt levels and lower average interest rates. The decrease in the average debt level in fiscal 2000 was primarily due to proceeds from divestitures and the sale-leaseback of certain equipment. In the fourth quarter of fiscal 2000, as a result of increasing market interest rates, the Company experienced higher interest costs.

Other Income, net

     Other income, net, totaled $17.8 million in fiscal 2000 compared to $26.7 million in fiscal 1999. Fiscal 2000 included a $14.9 million gain from the divestitures of operations in Poland and Thailand. Fiscal 1999 included a $25.5 million gain from the divestiture of the Company's calcium carbide and carbon products operations.

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

Cumulative Effect of an Accounting Change

     In fiscal 2000, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", resulting in a charge to net earnings of $590 thousand. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units.

Net Earnings

     Net earnings in fiscal 2000 were $38.3 million, or $.54 per diluted share, compared to $51.9 million, or $.72 per diluted share, in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities totaled $199.0 million in fiscal 2001 compared to $100.1 million in fiscal 2000. Net earnings, adjusted for non-cash items, were $125 million in both fiscal 2001 and the prior year. The fiscal 2001 trade receivables securitization program, described below, provided cash of $73.2 million. Working capital components provided cash of $7 million compared to a use of cash of $17.6 million in fiscal 2000, representing a net improvement in cash flow of $24.6 million. Cash flow provided by operating activities was primarily used to reduce borrowings under the Company's revolving credit facilities and to fund capital expenditures.

     Cash used in investing activities totaled $10.9 million during fiscal 2001. Investing activities primarily included capital expenditures that used cash of $65.9 million and divestiture proceeds that provided cash of $49.6 million. Capital expenditures in fiscal 2001 were flat compared to fiscal 2000. Capital expenditures associated with the purchase of cylinders, bulk tanks, rental welders and machinery and equipment totaled $47.2 million, or 72% of total capital expenditures, and helped facilitate strategic product sales
growth.   Fiscal 2001 divestitures primarily consisted of the sale of the Company's Jackson Dome pipeline. The proceeds from divestitures were used to reduce borrowings under the Company's revolving credit facilities.

     Financing activities used cash of $188.2 million. Activities that used cash during the period primarily included the net repayment of debt of $183.9 million and the repurchase of the Company's common stock for $11.2 million. The Company's stock repurchase program was completed in the first quarter of fiscal 2001.

     Cash on hand at the end of each fiscal year is zero. On a daily basis depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

     The Company will continue to look for appropriate acquisitions of distributors while it focuses on reducing its financial leverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, potential sales of non-core businesses and other financing alternatives, including asset-based financing and subordinated debt facilities. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

Financial Instruments

     The Company has unsecured revolving credit facilities totaling
$665 million and $76.5 million Canadian       (US $49 million) under
a credit agreement with a final maturity date of December 5, 2002. The credit agreement contains covenants that include the maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At March 31, 2001, the Company had borrowings under the credit agreement of approximately $390 million and $39 million Canadian (US $25 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $52 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $189 million at March 31, 2001. At March 31, 2001, the effective interest rate on borrowings under the credit facilities was 5.79% on U.S. borrowings and 5.17% on Canadian borrowings. Based on the maturity date related to the revolving credit facilities, the Company anticipates refinancing its credit facilities within the next twelve months. Interest rates of the renegotiated credit facilities will be at prevailing market rates, which may be higher than rates under the Company's existing credit facilities.

     At March 31, 2001, the Company had the following medium-term notes outstanding: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due September 2001 are expected to be refinanced with borrowings under the Company's revolving credit facilities. Additionally, at March 31, 2001, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately $54 million with interest rates ranging from 6.0% to 9.0%. Acquisition notes of $7 million will mature in September 2001 and are expected to be refinanced with borrowings under the Company's revolving credit facilities. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     The Company manages its exposure to changes in market interest rates. At March 31, 2001, the Company was party to 17 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $477 million in notional principal amount at March 31, 2001. Thirteen swap agreements with approximately $347 million in notional principal amount require fixed interest payments based on an average effective rate of 6.33% for remaining periods ranging between one and four years. Four swap agreements with $130 million in notional principal amount require variable interest payments based on an average rate of 5.51% at March 31, 2001. Under the terms of one swap agreement, the Company has elected to receive the discounted value of the counterparties' interest payments up-front. At March 31, 2001, approximately $1.0 million of such payments were included in other current liabilities and $400 thousand of such payments were included in other non-current liabilities. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 60% to 40%.

Trade Receivables Securitization

     In December 2000, the Company entered into a $150 million three-year trade receivables securitization agreement with two commercial banks. The revolving period securitization helps diversify the Company's funding sources at an efficient all-in cost of funds. During fiscal 2001, the Company sold $284.9 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $211.7 million in collections on those receivables. Net proceeds from the securitization were $73.2 million, which were used to repay borrowings under the Company's revolving credit facilities. In April 2001, the Company completed the second and final tranche of the $150 million trade receivables securitization program. Proceeds from the second tranche of $64.3 million were used to reduce borrowings under the Company's revolving credit facilities.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings under Item 8. and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections, which approximates fair value.

Operating Lease with Trust

     In fiscal 2000, the Company renewed a lease of real estate with a trust established by a commercial bank. The lease was amended to include the sale-leaseback of certain equipment. The trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2001, the non-cancelable lease obligation of the real estate and equipment lease was $44 million, a $2 million reduction compared to the prior year. The lease has a five-year term and has been accounted for as an operating lease. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value.

Employee Benefits Trust

     In fiscal 1999, the Company established a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, may sell shares of common stock to the Trust. Such common stock consists of shares the Company has purchased or will purchase on the open market or in private transactions. The common stock may also consist of shares issued directly to the Trust. During fiscal 2001, the Trust purchased approximately 2 million shares of common stock, previously held as treasury stock, from the Company, for $11.3 million (based on the average market closing price for the five days preceding each transaction). The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. Approximately 1.2 million shares were issued from the Trust during fiscal 2001 for employee benefit programs. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust.

Inflation

     While the U.S. inflation rate has been relatively modest for several years, rising costs continue to affect the Company's business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

OTHER

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. Management has evaluated the impact of SFAS 133, as amended, in connection with the Company's use of derivatives in managing interest rate risk. The Company's exposure to derivatives is limited to interest rate swap agreements, which are highly effective in managing the Company's interest rate exposure. A high correlation exists between the terms of the interest rate swaps and the underlying debt obligations of the Company. As such, fluctuations in the fair value of the swaps are offset by an equal and opposite fluctuation in the carrying value of the underlying debt obligations. Consequently, the implementation of SFAS 133, as amended, is not expected to have a material impact on the net earnings of the Company.

Forward-looking Statements

 This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's strategy of leveraging its distribution network to sign new strategic accounts, pursue cross-selling opportunities and promote strategic products; the success of sales initiatives, including strategic products and accounts, in continuing sales growth; the effect of price increases on sales growth; the Company's expectation that continued sales growth and the impact of price increases will help to offset increases in product costs and operating expenses; the ability of the cost reduction plan to offset higher operating expenses; the Company's expectation that it will realize cost savings in fiscal 2002 as a result of the cost reduction plan; the ability of lower costs from centralized purchasing initiatives and growth of higher margin private label products to offset lower gross profits from sales of hardgoods; the estimate of future legal expenses related to the Praxair, Inc. lawsuit; the ultimate outcome of the Praxair, Inc. lawsuit; the timing, scope, success and effect on diluted earnings per share of the project designed to improve certain operational and administrative processes; the funding of future acquisitions, capital expenditures and current debt maturities through the use of cash flow from operations, revolving credit facilities, potential sales of assets and other financing alternatives; the identification of acquisitions candidates; future sources of financing and the refinancing of the Company's credit facilities and other debt instruments over the next twelve months; the effect on the Company of higher interest rates; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products and accounts; the Company's inability to control operating expenses and the potential impact of higher operating expenses in future periods; the market acceptance and success of private label products; the inability of the Company to improve margins through sales of strategic and private label products; the inability of cost reduction plans to improve operating margins and mitigate rising product costs and operating expenses; adverse changes in customer buying patterns; market acceptance of price increases; the inability of price increases and sales growth to offset any increases in operating expenses; the impact of higher than anticipated consulting expenses on future results; an economic downturn (including adverse changes in the specific markets for the Company's products); the inability of centralized purchasing and distribution initiatives in lowering product costs; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; the inability to identify and successfully integrate acquisition candidates; the inability to obtain financing at favorable rates; the ability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; higher than estimated legal fees related to the Praxair, Inc. lawsuit; an unfavorable outcome of the Praxair, Inc. lawsuit; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 60% to 40% at March 31, 2001. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of `A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2001. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

                                               Fiscal Year of Maturity
                          ____________________________________________________________________
(In millions)                                                                          Fair
                            2002    2003    2004    2005    2006  Thereafter  Total    Value
                          ____________________________________________________________________
Fixed Rate Debt:
---------------
Medium-term notes           $ 50    $ --    $ 75    $ --    $ --     $100     $225     $219
 Interest expense           $ 15    $ 13    $ 13    $  8    $  8     $  4     $ 61
 Average interest rate      7.42%   7.49%   7.49%   7.75%   7.75%    7.75%

Acquisition and other notes $ 16    $  2    $ 22    $ --    $  5     $  1     $ 46     $ 45
 Interest expense           $  1    $ --    $  2    $ --    $ --     $ --     $  3
 Average interest rate      7.41%   7.41%   7.41%           7.41%    7.41%

Variable Rate Debt:
------------------
Revolving credit facilities $ --    $415    $ --    $ --    $ --     $ --     $415     $415
 Interest expense           $ 24    $ 24    $ --    $ --    $ --     $ --     $ 48
 Interest rate (a) (b)      5.75%   5.75%

Other notes                 $  7    $ --    $ --    $  1    $ --     $ --     $  8     $  8
 Average interest rate      9.00%                   7.27%

Interest Rate Swaps:
-------------------
US $ denominated Swaps:
12 Swaps Receive Variable/
    Pay Fixed               $177    $128    $ --    $ 40    $ --     $ --     $345     $  8
   Variable Receive rate
    (3 month LIBOR) = 5.32%
   Weighted average
    pay rate = 6.34%

4  Swaps Receive Fixed/
    Pay Variable            $ 50    $ --    $ 30    $ --    $ --     $ 50     $130     $ (6)
   Weighted average
    receive rate = 6.99%
   Variable pay rate
    (6 month LIBOR) = 5.51%

Canadian $ denominated Swaps:
1  Swap Receive Variable/
    Pay Fixed               $  2    $ --    $ --    $ --    $ --     $ --     $  2     $ --
     (3 month CAD BA (b)) =
      4.61%
    Pay rate = 5.98%

Other Off-Balance Sheet
LIBOR-based agreements:
-----------------------
Operating leases
 with trust (c)             $  1    $  1    $  1    $ 41    $ --     $ --     $ 44     $ 44
  Lease expense             $  3    $  3    $  3    $  1    $ --     $ --     $ 10

Trade receivable
 securitization (d)         $ --    $ --    $ 73    $ --    $ --     $ --     $ 73     $ 73
 Discount on securitization $  4    $  4    $  3    $ --    $ --     $ --     $ 11

(a) The variable rate of U.S. revolving credit facilities is based on the London Interbank Offered Rate ("LIBOR") as of March 31, 2001.
For future periods, the variable interest rate is assumed to remain at 5.75% with the principal balance of long-term debt obligations held constant at $415 million. However, the variable rate and borrowing levels of long-term debt may fluctuate materially from those presented above.

(b) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances
("CAD BA").

(c) The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d) The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2001, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates and Company debt levels.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-37 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information relating to the Company's directors appearing in the Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under "Board of Directors and Committees,"
"Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 2001 Annual Meeting of
Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required by this Item is set forth in the section headed "Security Ownership" appearing in the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of
Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under "Certain Transactions" appearing in the Proxy Statement relating to the Company's 2001 Annual Meeting of
Stockholders is incorporated herein by reference.

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

(b) Reports on Form 8-K.

     On January 9, 2001, the Company filed a current report on Form 8-K pursuant to Item 5, updating its earnings outlook for its third quarter ended December 31, 2000.

     On January 26, 2001, the Company filed a current report on Form 8-K pursuant to Item 5, reporting its earnings for the third quarter and nine months ended December 31, 2000.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   3.1 Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

   3.2 Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company's September 30, 1999 Quarterly Report on Form 10-Q).

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

EXHIBIT NO.     DESCRIPTION
-----------     -----------

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

* 10.1 Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.2 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company's March 31, 1992 report on Form 10-K).

* 10.3 Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995 (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.4 1994 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to the Company's March 31, 1993 Report on Form 10-K).

* 10.5 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-60999 dated August 7, 1998).

* 10.6 Airgas, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

* 10.7          Joint Venture Agreement dated June 28, 1996 between
                Airgas, Inc. and National     Welders Supply Company, Inc.
                and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company's June 28, 1996 Report on
                Form 8-K).

EXHIBIT NO.     DESCRIPTION
-----------     -----------

* 10.8 Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland.

* 10.9          1997 Stock Option Plan (Incorporated by reference to
                Exhibit 10.1 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).

* 10.10 1997 Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).

* 10.11         Employee Benefits Trust Agreement, dated March 30,
                1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and
                Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1999 Report on Form 10-K).

*10.12 Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee.

*10.13 Change of Control Agreement between Airgas, Inc. and William A. Rice, Jr. dated March 17, 1999. Fourteen other Executive Officers, including Peter McCausland, are parties to substantially identical agreements. (Incorporated by reference to Exhibit 10.13 to the Company's March 31, 1999 Report on Form 10-K).

*10.14 2000 Management Incentive Plan for Corporate Employees dated April 1, 1999. (Incorporated by reference to Exhibit
                10.14 to the Company's March 31, 1999 Report on Form 10-K).

*10.15 2000 Management Incentive Plan for Business Unit Employees dated April 1, 1999. (Incorporated by reference to Exhibit 10.15 to the Company's March 31, 1999 Report on Form 10-K).

*10.16          2001 Management Incentive Plan for Business Unit
                Employees dated May 23, 2000. (Incorporated by reference to Exhibit 10.18 to the Company's March 31, 2000 Report on Form 10-K).

*10.17 2001 Management Incentive Plan for Corporate Office Employees dated May 23, 2000. (Incorporated by reference to
                Exhibit 10.19 to the Company's March 31, 2000 Report on Form 10-K).

*10.18          Airgas, Inc. Fiscal Year 2002 Executive Bonus Plan dated
                April 1, 2001.

  11            Statement re: computation of earnings per share.
  21            Subsidiaries of the Company.
  23.1          Consent of KPMG LLP.
_____________
* A management contract or compensatory plan required to be filed by
Item 14(c) of this Report.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2001

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

        Signature              Title                              Date
        ---------              -----                              ----

/s/ Peter McCausland           Director, Chairman of the Board,   June 8, 2001
____________________________   and Chief Executive Officer
(Peter McCausland)


/s/ Roger F. Millay            Senior Vice President - Finance    June 8, 2001
____________________________   and Chief Financial Officer
(Roger F. Millay)             (Principal Financial Officer)


/s/ Jeffrey P. Cornwell        Vice President and Corporate       June 8, 2001
____________________________   Controller
(Jeffrey P. Cornwell)         (Principal Accounting Officer)


/s/ W. Thacher Brown           Director                           June 8, 2001
____________________________
(W. Thacher Brown)


/s/ Frank B. Foster, III       Director                           June 8, 2001
____________________________
(Frank B. Foster, III)


/s/ James W. Hovey             Director                           June 8, 2001
____________________________
(James W. Hovey)

/s/ John A.H. Shober           Director                           June 8, 2001
____________________________
(John A.H. Shober)


                               Director                           June__, 2001
____________________________
(Paula A. Sneed)


/s/ David M. Stout             Director                           June 8, 2001
____________________________
(David M. Stout)


/s/ Lee M. Thomas              Director                           June 7, 2001
____________________________
(Lee M. Thomas)


/s/ Robert L. Yohe             Director                           June 8, 2001
____________________________
(Robert L. Yohe)

                    AIRGAS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                  Reference In
                                                                    Report On
                                                                    Form 10-K
                                                                    ---------
Financial Statements:

Independent Auditors' Report........................................   F-2

Statement of Management's Financial Responsibility..................   F-3

Consolidated Statements of Earnings for the Years Ended
 March 31, 2001, 2000 and 1999......................................   F-4

Consolidated Balance Sheets as of March 31, 2001 and 2000...........   F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
 March 31, 2001, 2000 and 1999......................................   F-6

Consolidated Statements of Cash Flows for the Years Ended
 March 31, 2001, 2000 and 1999......................................   F-7

Notes to Consolidated Financial Statements..........................   F-8


Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts.....................   F-37


     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the Company) listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG LLP

Philadelphia, Pennsylvania
May 8, 2001

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

Airgas, Inc.

/s/ Roger F. Millay                          /s/ Peter McCausland
________________________                     _______________________
Roger F. Millay                              Peter McCausland
Senior Vice President - Finance and          Chairman and
Chief Financial Officer                      Chief Executive Officer


May 8, 2001

                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Years Ended March 31,
                                                 ------------------------------------
(In thousands, except per share amounts)              2001        2000        1999
                                                      ----        ----        ----
NET SALES
Distribution.................................     $1,487,422  $1,409,949  $1,406,184
Gas Operations...............................        141,479     132,385     155,034
                                                  ----------  ----------  ----------
     Total net sales.........................      1,628,901   1,542,334   1,561,218

COSTS AND EXPENSES
Cost of products sold (excluding depreciation
 and amortization)
  Distribution...............................        797,423     760,122     768,568
  Gas Operations.............................         49,777      56,475      69,487
Selling, distribution and administrative
 expenses....................................        583,355     532,527     523,241
Depreciation.................................         62,938      63,635      61,901
Amortization.................................         23,816      25,673      26,025
Special charges (recoveries), net (Note 3)...          3,643      (2,829)     (1,000)
                                                   ---------   ---------   ---------
     Total costs and expenses................      1,520,952   1,435,603   1,448,222

OPERATING INCOME
Distribution.................................         92,186      94,671      98,447
Gas Operations...............................         19,406       9,231      13,549
Special (charges) recoveries, net ...........         (3,643)      2,829       1,000
                                                   ---------   ---------   ---------
     Total operating income..................        107,949     106,731     112,996

Interest expense, net (Note 15)..............        (60,207)    (57,560)    (60,298)
Discount on securitization of trade
 receivables (Note 11).......................         (1,303)         --          --
Other income, net (Note 2)...................            242      17,862      26,621
Equity in earnings of unconsolidated
 affiliates (Note 14)........................          2,260       3,391       7,042
                                                   ---------   ---------   ---------
     Earnings before income taxes and the
      cumulative effect of an accounting change       48,941      70,424      86,361
Income taxes (Note 16).......................         20,718      31,551      34,437
                                                   ---------   ---------   ---------
     Earnings before the cumulative
      effect of an accounting change.........         28,223      38,873      51,924
Cumulative effect of an accounting
 change, net of taxes........................             --        (590)         --
                                                   ---------   ---------   ---------
NET EARNINGS.................................      $  28,223   $  38,283   $  51,924
                                                   =========   =========   =========

Basic earnings per share:
     Earnings per share before the cumulative
      effect of an accounting change..........     $     .43   $     .56   $     .74
     Cumulative effect per share of an
      accounting change.......................            --        (.01)         --
                                                   ---------   ---------   ---------
     Net earnings per share...................     $     .43   $     .55   $     .74
                                                   =========   =========   =========

Diluted earnings per share:
     Earnings per share before the cumulative
      effect of an accounting change..........     $     .42   $     .55   $     .72
     Cumulative effect per share of an
      accounting change.......................            --        (.01)         --
                                                   ---------   ---------   ---------
     Net earnings per share...................     $     .42   $     .54   $     .72
                                                   =========   =========   =========

Weighted average shares outstanding:
 Basic (Note 4)...............................        66,000      69,200      70,000
                                                   =========   =========   =========
 Diluted (Note 4).............................        67,200      70,600      71,700
                                                   =========   =========   =========

Comprehensive income..........................     $  27,666   $  38,597   $  51,793
                                                   =========   =========   =========

       See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                             --------------------------
(In thousands, except per share amounts)                        2001            2000
                                                                ----            ----
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts
 of $7,402 in 2001 and $6,194 in 2000 (Note 11)..........   $  143,129      $  211,989
Inventories, net (Note 5)................................      155,024         159,438
Deferred income tax asset, net (Note 16).................       10,143          13,752
Prepaid expenses and other current assets................       25,549          23,611
                                                            ----------      ----------
     Total current assets................................      333,845         408,790

Plant and equipment, at cost (Note 6)....................    1,073,252       1,074,365
Less accumulated depreciation............................     (368,606)       (320,597)
                                                            ----------      ----------
     Plant and equipment, net............................      704,646         753,768
Goodwill, net of accumulated amortization of $82,565 in
 2001 and $68,471 in 2000................................      432,825         445,498
Other non-current assets (Note 7)........................      111,409         131,275
                                                            ----------      ----------
     Total assets                                           $1,582,725      $1,739,331
                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade..................................   $   76,337      $   78,276
Accrued expenses and other current liabilities (Note 8)..      132,308         121,249
Current portion of long-term debt (Note 9)...............       72,945          20,071
                                                            ----------      ----------
     Total current liabilities...........................      281,590         219,596

Long-term debt, excluding current portion (Note 9).......      620,664         857,422
Deferred income tax liability, net (Note 16).............      161,176         160,808
Other non-current liabilities............................       22,446          28,998
Commitments and contingencies (Notes 19 and 20)..........           --              --

Stockholders' Equity (Note 12)
Preferred stock, no par value, 20,000 shares authorized,
 no shares issued or outstanding in 2001 and 2000........           --              --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 74,361 and 73,144 shares issued in 2001 and
 2000, respectively......................................          744             731
Capital in excess of par value...........................      188,629         193,893
Retained earnings........................................      355,596         327,373
Accumulated other comprehensive loss.....................       (1,153)           (596)
Treasury stock, 516 and 1,126 common shares at cost in
 2001 and 2000, respectively.............................       (3,982)         (8,435)
Employee benefits trust, 5,701 and 4,822 common shares at
 cost in 2001 and 2000, respectively.....................      (42,985)        (40,459)
                                                            ----------      ----------
     Total stockholders' equity..........................      496,849         472,507
                                                            ----------      ----------
     Total liabilities and stockholders' equity..........   $1,582,725      $1,739,331
                                                            ==========      ==========

       See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF
                           STOCKHOLDERS' EQUITY

                                          Years Ended March 31, 2001, 2000 and 1999
                            ----------------------------------------------------------------------------
                            Shares of                                 Accumulated
                            Common              Capital in               Other                 Employee
                            Stock $.01  Common  Excess of   Retained  Comprehensive  Treasury  Benefits
(In thousands)              Par Value   Stock   Par Value   Earnings  Income (Loss)   Stock     Trust
                            ----------  ------  ----------  --------  -------------  --------  ---------
Balance - March 31, 1998... 71,356.8    $714      $192,358   $237,166    $  (779)     $(2,586)  $     --
Net earnings...............                                    51,924
Foreign currency
 translation adjustment....                                                 (131)
Purchase of treasury stock
 (Note 12).................                                                           (16,579)
Shares issued in connection
 with acquisitions (Note 2)     53.2                  (425)
Reissuance of treasury stock
 for stock options exercised
 (Note 12).................                         (5,877)                             7,798
Tax benefit associated with
 exercise of stock options
 (Note 16).................                          1,648
Shares issued in connection
 with Employee Stock
 Purchase Plan (Note 13)...    613.7       6         5,708
Shares of treasury stock
 sold to Employee Benefits
 Trust (Note 12)...........                         (3,237)                            10,238     (7,001)
                            --------    ----      --------   --------      -----      -------   --------
Balance - March 31, 1999... 72,023.7    $720      $190,175   $289,090      $(910)     $(1,129)  $ (7,001)

Net earnings...............                                    38,283
Foreign currency translation
 adjustment................                                                  314
Purchase of treasury stock
 (Note 12).....                                                                       (45,996)
Reissuance of treasury stock
 for stock options exercised
 (Note 12).................                           (247)                               424
Shares issued in connection
 with stock options
 exercised (Note 13).......    544.4       5         1,429
Tax benefit associated with
 exercise of stock options
 (Note 16).................                          1,638
Shares issued in connection
 with Employee Stock
 Purchase Plan (Note 13)...    575.7       6         4,080
Shares issued from Employee
 Benefits Trust for
 Employee Stock Purchase
 Plan (Note 12)............                           (348)                                        1,976
Shares of treasury stock
 sold to Employee Benefits
 Trust (Note 12)...........                         (2,834)                            38,266    (35,434)
                            --------    ----      --------   --------      -----      -------   --------
Balance - March 31, 2000... 73,143.8    $731      $193,893   $327,373      $(596)     $(8,435)  $(40,459)

Net earnings...............                                    28,223
Foreign currency
 translation adjustment....                                                 (557)
Purchase of treasury stock
 (Note 12)......                                                                      (11,214)
Shares issued in connection
 with a prior year
 acquisition agreement.....    787.6       8            (8)
Shares issued in connection
 with stock options
 exercised (Note 13).......    429.5       5         1,455
Tax benefit associated with
 exercise of stock options
 (Note 16).................                            800
Shares issued from Employee
 Benefits Trust for Employee
 Stock Purchase Plan
 (Note 12)..                                        (3,107)                                        8,737
Shares of treasury stock
 sold to Employee Benefits
 Trust (Note 12)...........                         (4,404)                            15,667    (11,263)
                            --------    ----      --------   --------    -------      -------   --------
Balance - March 31, 2001... 74,360.9    $744      $188,629   $355,596    $(1,153)     $(3,982)  $(42,985)
                            ========    ====      ========   ========    =======      =======   ========

       See accompanying notes to consolidated financial statements.


                       AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years Ended March 31,
                                                     -----------------------------------
(In thousands)                                           2001        2000        1999
                                                         ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings.......................................  $  28,223   $  38,283   $  51,924
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization...................     86,754      89,308      87,926
   Deferred income taxes...........................      5,152      13,123      16,045
   Equity in earnings of unconsolidated affiliates.     (2,260)     (3,391)     (7,911)
   Gains on divestitures.................... ......     (1,173)    (17,712)    (25,468)
   (Gain)/loss on sale of plant and equipment......        502        (915)       (222)
   Stock issued for employee stock purchase plan...      5,630       5,715       5,750
   Other non-cash charges..........................      2,281         458      (1,000)
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
   Securitization of trade receivables.............     73,200          --          --
   Trade receivables, net..........................     (4,122)    (14,480)    (10,477)
   Inventories, net................................      4,531       1,392      (3,829)
   Prepaid expenses and other current assets.......     (1,757)     (5,954)     (2,236)
   Accounts payable, trade.........................     (2,005)     (7,966)      1,052
   Accrued expenses and other current liabilities..     10,337       9,434       5,607
   Other assets and liabilities, net...............     (6,288)     (7,203)    (15,098)
                                                       -------     -------     -------
    Net cash provided by operating activities......    199,005     100,092     102,063
                                                       -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...............................    (65,910)    (65,211)   (101,638)
Proceeds from sale of plant and equipment..........      2,854      37,454       3,279
Proceeds from divestitures.........................     49,629      55,596      53,682
Business acquisitions, net of cash acquired........     (1,006)    (99,204)    (47,246)
Business acquisitions, holdback and
 other settlements.................................     (4,752)     (2,289)     (4,839)
Investment in unconsolidated affiliates............         --         (30)     (3,180)
Dividends and fees from unconsolidated affiliates..      3,668       3,973       4,533
Other, net.........................................      4,665       4,250      (1,467)
                                                       -------     -------     -------
    Net cash used in investing activities..........    (10,852)    (65,461)    (96,876)
                                                       -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...........................    157,238     168,569     449,833
Repayment of debt..................................   (341,122)   (159,638)   (426,995)
Purchase of treasury stock.........................    (11,214)    (47,125)    (15,285)
Exercise of stock options..........................      1,460       1,562       1,943
Cash overdraft.....................................      5,485       2,001     (14,662)
Other financing activities.........................         --          --         (21)
                                                       -------     -------     -------
    Net cash used in financing activities..........   (188,153)    (34,631)     (5,187)
                                                       -------     -------     -------

CHANGE IN CASH ....................................  $      --   $      --   $      --
Cash - Beginning of year...........................         --          --          --
                                                       -------     -------     -------
Cash - End of year.................................  $      --   $      --   $      --
                                                       =======     =======     =======

            For supplemental cash flow disclosures see Note 21.

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

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(b) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 88% and 86% of the inventories at March 31, 2001 and 2000, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

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

     In making such determination with respect to goodwill, the Company evaluates the performance of underlying businesses that give rise to such assets. The assets acquired in connection with these acquisitions continue to generate a significant portion of the Company's net sales, total operating income and cash flow.

(e) Other Intangible Assets

     Costs related to the issuance of long-term debt are deferred and amortized over the term of the related debt. Costs and payments pursuant to non-competition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements, which are principally over five years. The Company assesses the recoverability of non-competition arrangements by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

(f) Commitments and Contingencies

     The Company's policy is to accrue future legal fees associated with outstanding litigation. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

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

(h) Foreign Currency Translation

     The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity as a component of "Accumulated other comprehensive loss." Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

(i) Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.

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

     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.

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

(l) Revenue Recognition

     Revenue from sales of gas and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, bulk gas storage tanks and other equipment are recognized when earned. Under long-term lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.

(m) Shipping and Handling Fees and Costs

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third party freight are recognized as cost of sales while costs of deliveries by company vehicles and personnel are recognized as elements of selling, distribution and administrative expenses and depreciation expense.

(n) Accounting and Disclosure Changes

     The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as required, in the fourth quarter of fiscal 2001. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not result in a change to the Company's method of revenue recognition.

     The Company adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), as required, in fiscal 2001. SFAS 140 replaces SFAS 125, revises the standards for accounting for securitizations and other transfers of financial assets, and requires certain additional disclosures. The adoption of SFAS 140 did not have an impact on the results of operations, financial position and liquidity of the Company.

     The Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), as required, in the first quarter of fiscal year 2000 resulting in a charge to net earnings of $590 thousand. In accordance with SOP 98-5, the charge has been reflected on a separate line entitled "Cumulative effect of an accounting change, net of taxes," on the Consolidated Statements of Earnings. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units.

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

     2001 - During fiscal 2001, the Company purchased one business for approximately $2 million.

     2000 - During fiscal 2000, the Company purchased six businesses. The largest of these acquisitions and their effective dates included Brown Welding Supply, LLC. (July 1, 1999), Oxygen Sales & Service, Inc. (August 1, 1999) and Puritan-Bennett Corporation (January 21,
2000). The aggregate purchase price for these acquisitions amounted to approximately $105 million. The purchase price for the remaining 3 businesses amounted to approximately $4 million.

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

     In connection with the above acquisitions, the total purchase price, cash paid and liabilities assumed were as follows:

                                                Years Ended March 31,
                                           ----------------------------
(In thousands)                               2001      2000       1999
                                             ----      ----       ----
Cash paid................................  $1,006    $ 99,204   $47,246
Issuance of common stock.................      --          --        --
Notes issued to sellers..................      --       1,399     2,361
Notes payable and capital leases assumed.      --         561       553
Other liabilities assumed and accrued
 acquisition costs.......................     536       7,762    15,475
                                           ------    --------   -------
Total purchase price.....................  $1,542    $108,926   $65,635
                                           ======    ========   =======

     The purchase price for business acquisitions and minority interests was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations have been based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date. Costs in excess of net assets acquired (goodwill) for fiscal 2001, 2000 and 1999 amounted to $600 thousand, $33 million and $29.3 million, respectively.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) ACQUISITIONS & DIVESTITURES - (Continued)

     The following presents unaudited estimated pro forma operating results as if the fiscal 2001 and 2000 acquisitions had been consummated on April 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 1999 or of results which may occur in the future.

                                                     Years Ended March 31,
                                                     ---------------------
(In thousands, except per share amounts)               2001         2000
                                                       ----         ----
Net sales.......................................     $1,629,263   $1,607,011
Net earnings....................................         28,232       42,192
Pro forma - diluted earnings per share..........            .42          .60
As reported - diluted earnings per share........            .42          .54


(b)  Divestitures

     In January 2001, the Company divested its Jackson Dome carbon dioxide reserves and associated pipeline for proceeds of approximately $42 million resulting in an insignificant gain. The Jackson Dome Carbon dioxide reserve and associated pipeline was reflected in the operating results of the Gas Operations segment.

     In May 2000, the Company completed the sale of its equity investment in Bhoruka Gases Ltd., a regional industrial gas distributor in India. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of $1.7 million, which had been provided for under the Company's 1998 special charges. In August 2000, the Company completed the sale of Superior Air Products Ltd., also located in India. Proceeds from the sale were $6.4 million and resulted in an insignificant gain. The equity investments in India were reflected in the operating results of the Distribution segment.

     During fiscal 2000, the Company completed the sale of its operations in Poland and Thailand and sold a non-core medical equipment distribution business. Proceeds from the sales amounted to $55.6 million and resulted in a gain of $17.5 million, which was recognized in "Other income, net." The operations in Poland and Thailand were reflected in the operating results of the Distribution segment.

     During fiscal 1999, the Company sold certain beverage service operations, its eastern Canadian industrial gas distribution business and its calcium carbide and carbon products operations. Proceeds from the sales amounted to $53.7 million. The beverage service and Canadian operations were sold at a loss, which was provided for in the 1998 Special Charges (Note 3). The Company's calcium carbide and carbon products operations were sold for a gain of $25.5 million, included in "Other income, net." The beverage service operations and the Canadian industrial gas distribution business were reflected in the operating results of the Distribution segment, while the calcium carbide and carbon products operations were reflected in the Gas Operations segment.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) ACQUISITIONS & DIVESTITURES - (Continued)

     The following table sets forth selected financial data related to the fiscal 2001, 2000 and 1999 divested operations:

                                      Years Ended March 31,
                                   ---------------------------
(In thousands)                      2001      2000      1999
                                    ----      ----      ----
Sales............................  $4,270    $23,018   $67,729
Gross profits....................   4,108     14,809    33,732
Depreciation and amortization....   1,076      2,729     5,251
Operating income.................   2,816        935     7,008


(3) SPECIAL CHARGES

(a)  2001 Special Charges

     During the fourth quarter of fiscal 2001, the Company recorded net special charges of $3.6 million. The net special charges (the "2001 Special Charges") include a charge of $8.5 million related to a cost reduction plan focused on improving results at certain business units partially offset by special charge recoveries of $4.9 million principally consisting of a favorable insurance settlement related to a 1997 Special Charge associated with the fraudulent breach of contract by a third-party supplier of refrigerant gases. The cost reduction plan included severance costs from a workforce reduction of 275 employees; facility exit costs, primarily non-cancelable lease obligations, for the closure of 30 branch locations; and impairment write-downs associated with the planned divestiture of certain non-core businesses. The major components of the fiscal 2001 Special Charges were as follows:

(In thousands)                2001
                            --------
Severance costs...........  $ 3,880
Facility exit costs.......    2,464
Impairment write-down.....    2,188
                            -------
  2001 Special Charges....    8,532
Special charge recoveries.   (4,889)
                            -------
  Special Charges, net....  $ 3,643
                            =======

     Accrued liabilities associated with the cost reduction plan at March 31, 2001 were as follows:

(In thousands)            Severance   Facility exit
                            costs        costs        Divestitures     Total
                          ---------   -------------   ------------   --------
2001 Special Charges.....  $ 3,880       $ 2,464        $ 2,188       $ 8,532
Cash payments............     (913)          (34)            --          (947)
Incurred losses..........     (240)           --         (2,188)       (2,428)
                           -------       -------        -------       -------
March 31, 2001 liability.  $ 2,727       $ 2,430        $    --       $ 5,157
                           =======       =======        =======       =======

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) SPECIAL CHARGES - (Continued)

(b)  1998 Special Charges

     In fiscal 1998, the Company recorded special charges (the "1998 Special Charges") associated with a repositioning plan which included the consolidation of subsidiaries into larger regional companies; the consolidation of certain warehouse facilities into regional distribution centers; the standardization and integration of information systems; the building of a national information, procurement and logistics infrastructure to support expanded product lines and distribution channels; and the divestiture of several non-core businesses. At March 31, 2000, accrued liabilities related to the 1998 Special Charges were $3.8 million. During fiscal 2001, the Company completed the sale of its equity investments in India, which were the final divestitures contemplated under the 1998 Special Charges. After completing the activities contemplated by the repositioning plan, the remaining accrued liabilities were reversed with the adjustment reflected in income as special charge recoveries.


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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2001, 2000 and 1999:

                                                Years Ended March 31,
                                              ------------------------
(In thousands)                                2001      2000      1999
                                              ----      ----      ----
Weighted average common shares outstanding:
Basic...................................... 66,000    69,200    70,000
   Stock options...........................    600     1,000     1,400
   Contingently issuable shares............    600       400       300
                                            ------    ------    ------
Diluted.................................... 67,200    70,600    71,700
                                            ======    ======    ======

     Contingently issuable shares represent the required issuance of Company common stock in connection with a prior year acquisition. During fiscal 2001, the Company issued approximately 800 thousand shares in connection with the acquisition. The number of issuable shares was determined based on the spread between the average closing market value of the Company's common stock for the ten business days ended October 1, 2000 ($6.09 per share) and $13.10 per share. The contingent shares included in the diluted weighted average shares calculation have been weighted based on the number of contingent shares issuable as of the end of each quarter during the fiscal years presented. Additional common stock issued in connection with the prior year acquisition reduced capital in excess of par value and increased common stock for the par value of the additional shares issued.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) INVENTORIES, NET

     Inventories, net, consist of:

                                       March 31,
                                ---------------------
(In thousands)                     2001         2000
                                   ----         ----
Finished goods................  $154,385     $158,549
Raw materials.................       639          889
                                --------     --------
                                $155,024     $159,438
                                ========     ========

     Net inventories determined by the LIFO inventory method totaled $19.1 million and $22.6 million at March 31, 2001 and March 31, 2000, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.5 million and $1.4 million higher at March 31, 2001 and 2000, respectively.


(6) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

                                                           March 31,
                                                       ------------------
                                        Depreciable
(In thousands)                          Lives (Yrs)    2001         2000
                                        -----------    ----         ----
Land and land improvements..............        --     $   24,739   $   25,099
Buildings and leasehold improvements....        25        103,002      101,606
Cylinders...............................        30        486,909      475,144
Machinery and equipment, including
 bulk tanks.............................   7 to 30        318,757      337,684
Computers and furniture and fixtures....   3 to 10         76,679       72,192
Transportation equipment................   3 to 15         54,950       55,528
Construction in progress................        --          8,216        7,112
                                                       ----------   ----------
                                                       $1,073,252   $1,074,365
                                                       ==========   ==========


(7) OTHER NON-CURRENT ASSETS

     Other non-current assets include:

                                                           March 31,
                                                      ------------------
(In thousands)                                         2001        2000
                                                       ----        ----
Investments in unconsolidated affiliates (Note 14)  $ 63,262    $ 72,959
Non-compete agreements and other intangible assets,
 at cost, net of accumulated amortization of
 $107,200 in 2001 and $97,500 in 2000..............   38,335      48,136
Other assets.......................................    9,812      10,180
                                                    --------    --------
                                                    $111,409    $131,275
                                                    ========    ========

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

                                                        March 31,
                                                   ------------------
(In thousands)                                      2001      2000
                                                    ----      ----
Cash overdraft.................................... $ 24,445  $ 18,960
Accrued payroll and employee benefits.............   24,989    24,441
Insurance reserves................................   15,596    11,475
Other accrued expenses and current liabilities....   67,278    66,373
                                                   --------  --------
                                                   $132,308  $121,249
                                                   ========  ========

     The cash overdraft is attributable to the float of the Company's outstanding checks.


(9) INDEBTEDNESS

(a)  Long-term Debt

     Long-term debt consists of:

                                                   March 31,
                                               ------------------
 (In thousands)                                 2001       2000
                                                ----       ----
Revolving credit borrowings.................. $414,983   $583,700
Medium-term notes............................  225,000    225,000
Acquisition and other notes..................   53,626     68,793
                                              --------   --------
Total long-term debt.........................  693,609    877,493
Less current portion of long-term debt.......  (72,945)   (20,071)
                                              --------   --------
Long-term debt, excluding current portion.... $620,664   $857,422
                                              ========   ========

     The Company has unsecured revolving credit facilities totaling $665 million and $76.5 million Canadian (US$49 million). The Company may borrow under these facilities until the maturity date of December 5, 2002. The agreement contains covenants, which include the maintenance of a minimum equity level, maintenance of certain financial ratios, restrictions on additional borrowings and limitations on dividends. At March 31, 2001, the Company had borrowings under the agreement of $390 million and $39 million Canadian (US$25 million). The Company also had commitments under letters of credit supported by the agreement of approximately $52 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the agreement of approximately $189 million. The variable rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and on Canadian Bankers' acceptance rates, respectively. At March 31, 2001, the effective interest rates related to outstanding borrowings under the lines were 5.79% on U.S. borrowings and 5.17% on Canadian borrowings.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) INDEBTEDNESS - (Continued)

     At March 31, 2001, the Company had the following medium-term notes outstanding: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due March 2004 at a fixed rate of 7.14%; and, $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium term notes due September 2001 are expected to be refinanced with borrowings under the Company's revolving credit facilities. The Company also has a shelf registration with a capacity of approximately $175 million for the issuance of debt and other types of securities.

     Acquisition and other notes principally represent notes issued to sellers of businesses acquired and are repayable in periodic installments including interest at an average effective rate of 7.6%.

  The aggregate maturities of long-term debt are as follows:

(In thousands)

Years Ending March 31,    Aggregate Maturity
----------------------    ------------------
   2002...............     $ 72,945
   2003...............      416,860
   2004...............       97,158
   2005...............          517
   2006...............        5,444
   Thereafter.........      100,685
                           --------
                           $693,609
                           ========

(b) Swap Agreements

     In managing interest rate exposure, the Company participates in 17 interest rate swap agreements with a total notional principal amount of $477 million at March 31, 2001. Counterparties to the interest rate swap agreements are major financial institutions. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

     Thirteen swap agreements with approximately $347 million in notional principal amount require fixed interest payments based on an average effective rate of 6.3% for remaining periods ranging between one and three years. Four swap agreements with approximately $130 million in notional principal amount require variable interest payments based on an average effective rate of 5.5% at March 31, 2001. Under the terms of one of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up front. At March 31, 2001, approximately $1.0 million of such payments were included in other current liabilities and $400 thousand of such payments were included in other non-current liabilities. The effect of the swap agreements was to increase interest expense $1.6 million, $3.2 million and $1.1 million in 2001, 2000 and 1999, respectively.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) INDEBTEDNESS - (Continued)

     The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2006 and thereafter are as follows:

(In thousands)           Notional Principal Amounts
                         --------------------------
Years Ending March 31,   Pay-Fixed    Receive-Fixed
                         ---------    -------------
  2002...............    $179,086      $  50,000
  2003...............     127,500             --
  2004...............          --         30,000
  2005...............      40,000             --
  2006...............          --             --
  Thereafter.........          --         50,000
                         --------       --------
                         $346,586       $130,000
                         ========       ========


(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Summarized below are the carrying and fair values of the Company's financial instruments at March 31, 2001 and 2000.

     The fair value of the Company's financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

                                  2001       2001        2000      2000
(In thousands)                  Carrying     Fair      Carrying    Fair
                                 Value       Value      Value      Value
                                --------     -----     --------    -----
Financial Instruments:
Revolving credit borrowings.... $414,983    $414,983   $583,700   $583,700
Medium-term notes..............  225,000     218,661    225,000    185,931
Acquisition and other notes....   53,626      53,013     68,793     62,605
Prepaid interest rate swap
 agreements....................    1,441       3,411      4,519      5,573
Interest rate swap agreements..       --        (273)        --     (2,322)


(11)   TRADE RECEIVABLES SECURITIZATION

     In December 2000, the Company entered into a $150 million three-year trade receivables securitization agreement with two commercial banks. The revolving period securitization helps diversify the Company's funding sources at an efficient all-in cost of funds. During fiscal 2001, the Company sold $284.9 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $211.7 million in collections on those receivables. Net proceeds from the securitization were $73.2 million, which were used to repay borrowings under the Company's revolving credit facilities.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   TRADE RECEIVABLES SECURITIZATION - (Continued)

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $26 million at March 31, 2001 is included in "Trade receivables" in the accompanying Consolidated Balance Sheet. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

     In April 2001, the Company completed the second and final tranche of the $150 million trade receivables securitization program. Proceeds from the second tranche of $64.3 million were used to reduce borrowings under the Company's revolving credit facilities. The three-year trade receivables securitization agreement expires on December 19, 2003, but the initial term is subject to renewal provisions.


(12) STOCKHOLDERS' EQUITY

(a)  Common Stock

     The Company is authorized to issue up to 200 million shares of common stock with a par value of $.01 per share. At March 31, 2001, the number of shares of common stock outstanding was 68,144,341, excluding 516 thousand shares of common stock held as treasury stock and 5.7 million shares of common stock held in a grantor trust as described under Note 12(d).

(b)  Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Note 12(e) for further discussion). At March 31, 2001 and 2000, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company's Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2001 and 2000, no shares were issued or outstanding.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) STOCKHOLDERS' EQUITY - (Continued)

(c)  Treasury Stock

     In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares, or approximately 10%, of the Company's outstanding common stock. The authorization provided for the repurchase of shares in the open market or in privately negotiated transactions depending on market conditions and other factors. In accordance with the March 1999 and previous share repurchase authorizations, the Company acquired 1.4 million, 5.3 million, and 1.4 million shares of common stock in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the Company reissued 2 million shares of common stock to the Company's Employee Benefits Trust (the "Trust"), as discussed in Note 12(d). In fiscal 2000, the Company reissued 4.2 million shares of common stock to the Trust and 48 thousand shares for stock option exercises. In fiscal 1999, the Company reissued 826 thousand shares of common stock to the Trust and 598 thousand for stock option exercises. When treasury shares are reissued, the Company uses an average cost method with the excess of the repurchase cost over the reissuance price accounted for as a charge to capital in excess of par value. During fiscal 2001, the Company completed the stock repurchase program.

(d)  Shares in Employee Benefits Trust

     In March 1999, the Company established a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, may sell shares of common stock to the Trust. Such common stock consists of shares the Company has purchased or will purchase on the open market or in private transactions. The common stock may also consist of shares issued directly to the Trust. The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans to be funded by the Trust. In fiscal 2001 and 2000, the Trust purchased 2 million and 4.2 million shares of common stock, previously held as treasury stock, from the Company, for approximately $11 million and $35 million, respectively. Approximately 1.2 million and 230 thousand shares were issued from the Trust for employee benefit programs during fiscal 2001 and 2000, respectively.

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

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plans and its stock purchase plan. However, pro forma information regarding net earnings and earnings per share is required. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date, the Company's pro forma net earnings and earnings per share for fiscal 2001, 2000 and 1999 would be as follows:

                                           Years Ended March 31,
                                          ----------------------
(In thousands, except per share amounts)  2001     2000     1999
                                          ----     ----     ----
Net earnings      As reported...........  $28,223  $38,283  $51,924
                  Pro forma.............  $22,142  $32,602  $46,636

Diluted earnings  As reported...........  $   .42  $   .54  $   .72
per share         Pro forma.............  $   .33  $   .46  $   .65

     The pro forma impact only takes into account options granted since April 1, 1995 and is likely to have a greater impact in future years as additional options are granted and amortized ratably over the vesting period.

The Company's stock-based compensation plans are described below.

(a) Employee Stock Option Plans

     The Company has a stock plan under which officers and key employees may be granted options. In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). Options under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2001, 2000 and 1999, 3.7 million, 5.4 million and 6.3 million options, respectively, were available for issuance. In fiscal 2001, 2000 and 1999, 1.7 million, 1.1 million and 1.7 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2001, 2000 and 1999 option grants, respectively: expected volatility of 51.1%, 44.2% and 42.6%, risk-free interest rate of 6.5%, 5.6% and 5.5%, and expected life of 5.6, 4.9 and 4.8 years. The weighted average fair value of the options granted during fiscal 2001, 2000 and 1999 was $3.13, $5.19 and $5.82, respectively.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 2001:

                                                   Exercise
                                   Number          Price Per
                                  of Shares         Share
                                  ---------     --------------
March 31, 1999
--------------
Outstanding, beginning of year..  6,359,107     $1.83 - $23.25
Granted.........................  1,665,007      8.13 -  15.94
Exercised.......................   (557,647)     1.83 -  15.63
Expired.........................   (256,947)     6.31 -  22.00
March 31, 2000
--------------
Outstanding, beginning of year..  7,209,520      1.83 -  23.25
Granted.........................  1,126,845      6.06 -  12.50
Exercised.......................   (576,772)     1.83 -  11.32
Expired.........................   (489,932)     6.31 -  22.00
March 31, 2001
--------------
Outstanding, beginning of year..  7,269,661      1.83 -  23.25
Granted.........................  1,734,215      4.63 -   8.25
Exercised.......................   (397,494)     1.83 -   8.50
Expired.........................   (300,421)     5.21 -  22.00
Outstanding, end of year........  8,305,961     $1.83 - $23.25

     Options for 4.9 million, 4.6 million and 4.4 million shares were exercisable at March 31, 2001, 2000 and 1999, respectively.

(b) Board of Directors Stock Option Plans

     The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"). The 1997 Directors' Plan reserved 500 thousand shares for issuance. Options under the 1997 Directors' Plan are exercisable in full on the date of grant.

     Under the 1997 Directors' Plan, at March 31, 2001, 253,500 options were available for issuance. During fiscal 2001, 2000 and 1999, 100,000, 62,500 and 48,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2001, 2000 and 1999 option grants, respectively: expected volatility of 51.1%, 44.8% and 42.2%, risk-free interest rate of 6.1%, 5.8% and 5.5%, and expected life of 5.6, 5.4 and 5.5 years. The weighted average fair value of the stock options granted during fiscal 2001, 2000 and 1999 was $2.85, $6.01 and $6.36, respectively.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  STOCK-BASED COMPENSATION - (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2001:

                                                  Exercise
                                   Number         Price Per
                                  of Shares         Share
                                  ---------     ---------------
March 31, 1999
--------------
Outstanding, beginning of year..  306,000       $2.09 - $19.25
Granted.........................   48,000           13.50
Exercised.......................  (40,000)       2.09 -   4.16
March 31, 2000
--------------
Outstanding, beginning of year..  314,000        2.09 -  19.25
Granted.........................   62,500           12.25
Exercised.......................  (16,000)           2.20
March 31, 2001
--------------
Outstanding, beginning of year..  360,500        2.09 -  19.25
Granted.........................  100,000            5.25
Exercised.......................  (32,000)       2.09 -   2.14
Outstanding, end of year......... 428,500       $2.09 - $19.25

     Options for 428,500, 360,500 and 314,000 shares were exercisable at March 31, 2001, 2000 and 1999, respectively.

     The following table summarizes information about options outstanding and exercisable for the employee and Board of Directors stock option plans at March 31, 2001:

                     Options Outstanding
---------------------------------------------------------
                                            Exercise
Weighted Average           Number            Price
Remaining Life-Years     Outstanding        Per Share
--------------------     -----------     ---------------
       1.97               1,032,888      $ 1.83 - $ 5.25
       9.13               1,466,940        5.44 -   5.50
       4.07               1,006,202        5.63 -   7.89
       6.08               1,013,810        7.91 -  11.32
       8.12               1,002,100       11.44 -  11.50
       4.57                 875,205       12.25 -  14.71
       6.68               1,539,323       14.81 -  15.94
       4.97                 797,993       16.63 -  23.25
       ----               ---------      ---------------
       5.96               8,734,461      $ 1.83 - $23.25
       ====               =========      ===============

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  STOCK-BASED COMPENSATION - (Continued)


                            Options Exercisable
              ---------------------------------------------
              Number of Options       Weighted Average
                 Exercisable       Exercise Price Per Share
              -----------------    ------------------------
                  1,030,138               $  3.36
                    748,402                  6.66
                    686,718                  9.92
                    251,665                 11.46
                    856,830                 13.62
                    943,886                 15.75
                    796,433                 20.40
                  ---------               -------
                  5,314,072                $11.47
                  =========               =======


(c) Employee Stock Purchase Plans

     In August 1998, the Company established the Airgas, Inc. 1998 Employee Stock Purchase Plan (the "1998 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 1998 Plan replaced the previous 1994 Employee Stock Purchase Plan. The 1998 Plan is authorized to issue up to 3 million shares of common stock. Effective January 1, 1999, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 1998 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees' enrollment date or the closing price on the last business day of a fiscal quarter, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The 1998 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. During fiscal 2001, the Company issued 1.2 million shares, provided from the Employee Benefits Trust, to fund purchases made by employees under the 1998 Plan at an average purchase price of $4.86 per share. During fiscal 2000, the Company issued 806 thousand shares from the Employee Benefits Trust and treasury stock for the 1998 Plan at an average purchase price of $7.09 per share.

     The 1994 Employee Stock Purchase Plan (the "1994 Plan") was authorized to issue up to 2 million shares of common stock at terms generally consistent with the 1998 Plan. The Company issued 614 thousand shares under the 1994 Plan at an average purchase price of $9.30 during fiscal 1999. During fiscal 2000, the Company terminated the 1994 Plan.

     Compensation expense under SFAS 123 is estimated for the fair value of the employees' option to purchase shares of common stock, which was estimated using the Black-Scholes model with the following assumptions for fiscal 2001, 2000 and 1999, respectively: expected volatility of 63%, 51%, and 46% risk-free interest rate of 5.4%, 6.0%, and 4.8%, and expected term of 27 months for each period. The weighted average fair value of the purchase options granted in fiscal 2001, 2000 and 1999 was $3.47, $3.94 and $4.79, respectively.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's investments in unconsolidated affiliates totaled approximately $63 million at March 31, 2001, and $73 million at March 31, 2000. The Company's investments include a 47% joint venture interest in the voting capital stock of National Welders Supply Company, Inc. ("National Welders"). National Welders is a distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina. The investment in National Welders totaled approximately $55 million at March 31, 2001 and 2000. The Company's other investments in unconsolidated affiliates totaled approximately $8 million at March 31, 2001 and approximately $18 million at March 31, 2000. The decrease compared to March 31, 2000 primarily relates to the fiscal 2001 divestiture of the Company's investments in India, as described in Note 2(b). At March 31, 2001, the Company's other investments primarily consist of a 50% joint venture interest in AC Industries.

     On December 31, 1998, the Company divested its calcium carbide and carbon products manufacturing operations to Elkem Metals Company L.P. ("Elkem"), a subsidiary of Elkem ASA. In conjunction with the sale, the Company terminated its 55% interest in a joint venture, which marketed calcium carbide throughout the United States.

     The Company accounts for investments in unconsolidated affiliates by the equity method of accounting. The Company's share of earnings from all unconsolidated affiliates was $2.3 million, $3.4 million, and $7.9 million for the years ended March 31, 2001, 2000 and 1999, respectively. Equity in earnings from Elkem of $900 thousand in 1999 is included in Gas Operations' net sales. The investments in unconsolidated affiliates include goodwill of approximately $28 million and $29 million as of March 31, 2001 and 2000, respectively, which is primarily being amortized to earnings over 40 years.

     A summary of unaudited financial information for investments in unconsolidated affiliates for the years ended March 31, 2001 and 2000 were as follows:

                                    March 31,
                                -----------------
(In thousands)                   2001       2000
                                 ----       ----
Current assets................  $ 44,731   $ 52,828
Non-current assets............   121,852    142,461
                                --------   --------
     Total assets.............  $166,583   $195,289
                                ========   ========
Current liabilities...........  $ 29,441   $ 31,431
Non-current liabilities.......    91,798    105,945
Stockholders' equity..........    45,344     57,913
                                --------   --------
     Total liabilities and
      stockholders' equity....  $166,583   $195,289
                                ========   ========

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) INVESTMENTS IN UNCONSOLIDATED AFFILIATES - (Continued)

                               Years Ended March 31,
                            ----------------------------
(In thousands)                2001      2000      1999
                              ----      ----      ----
Net sales.................  $182,630  $193,335  $200,017
Cost of sales.............   118,244   126,249   137,406
                            --------  --------  --------
Gross profit..............    64,386    67,086    62,611

Operating income..........    11,649    15,182    16,995

Earnings before taxes.....    13,086    13,571    17,266
                            --------  --------  --------
Net earnings..............     9,162     9,428    13,463

Preferred stock dividends
 and equity adjustments...    (6,902)   (6,037)   (5,553)
Equity in earnings of
 Elkem JV.................        --        --      (868)
                            --------  --------  --------
Equity in earnings of
 unconsolidated affiliates  $  2,260  $  3,391  $  7,042
                            ========  ========  ========


(15) INTEREST EXPENSE, NET

     Interest expense, net, consists of:
                                            Years Ended March 31,
                                         --------------------------
 (In thousands)                           2001      2000      1999
                                          ----      ----      ----
Interest expense......................  $61,434   $58,712   $62,588
Interest and finance charge income....   (1,227)   (1,152)   (2,290)
                                        -------   -------   -------
                                        $60,207   $57,560   $60,298
                                        =======   =======   =======


(16) INCOME TAXES

     Pre-tax earnings were derived from the following sources:

                             Years Ended March 31,
                          ---------------------------
(In thousands)              2001      2000      1999
                            ----      ----      ----
United States............ $46,021   $69,028   $83,548
Foreign..................   2,920     1,396     2,813
                          -------   -------   -------
                          $48,941   $70,424   $86,361
                          =======   =======   =======

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) INCOME TAXES - (Continued)

     Income tax expense (benefit) consists of:
                             Years Ended March 31,
                          ---------------------------
(In thousands)              2001      2000      1999
                            ----      ----      ----
Current:
     Federal.............. $12,286   $16,554   $15,220
     Foreign..............   1,135       408       599
     State................   2,145     1,466     2,573
                           -------   -------   -------
                            15,566    18,428    18,392
Deferred:
     Federal..............   6,173    10,325    13,870
     Foreign..............     594       847       446
     State................  (1,615)    1,951     1,729
                           -------   -------   -------
                             5,152    13,123    16,045
                           -------   -------   -------
                           $20,718   $31,551   $34,437
                           =======   =======   =======

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

                                              Years Ended March 31,
                                           ---------------------------
                                             2001      2000      1999
                                             ----      ----      ----
Taxes at U.S. federal statutory rate        35.0%     35.0%     35.0%
Increase in income taxes resulting from:
   State income taxes,
    net of federal benefit................   1.1%      2.1%      2.3%
   Amortization of non-deductible goodwill   4.9%      4.7%      4.6%
   Divestitures...........................    --       2.6%      0.4%
   Equity accounting for unconsolidated
    affiliates............................  (1.1%)    (1.1%)    (3.1%)
   Other, net.............................   2.4%      1.5%      0.7%
                                            -----     -----     -----
                                            42.3%     44.8%     39.9%
                                            =====     =====     =====

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) INCOME TAXES - (Continued)

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

                                         March 31,
                                   --------------------
 (In thousands)                       2001        2000
                                      ----        ----
Deferred Tax Assets:
--------------------

Inventories...................... $   5,852   $   5,912
Accounts receivable..............       406       1,088
Deferred rental income...........       528         385
Insurance reserves...............     4,391       3,567
Special charges (Note 3).........     5,396       4,011
Litigation settlement and
 other reserves..................     1,649       4,348
Intangible assets................       (71)        649
Other............................    11,523       7,638
Valuation allowance..............    (4,263)     (1,840)
                                    -------     -------
                                     25,411      25,758
                                    -------     -------
Deferred Tax Liabilities:
-------------------------
Plant and equipment..............  (160,000)   (156,320)
Other............................   (16,444)    (16,494)
                                   --------    --------
                                   (176,444)   (172,814)
                                   --------    --------
Net deferred tax liability....... $(151,033)  $(147,056)
                                   ========    ========

     Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows:

                                                 March 31,
                                           --------------------
 (In thousands)                              2001        2000
                                             ----        ----
Current deferred tax assets,net.......... $  10,143   $  13,752
Non-current deferred tax liability, net..  (161,176)   (160,808)
                                           --------    --------
Net deferred tax liability............... $(151,033)  $(147,056)
                                           ========    ========

     The Company has recorded tax benefits amounting to $800 thousand, $1.6 million, and $1.6 million in fiscal 2001, 2000 and 1999, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2001. Valuation allowances primarily relate to state tax net operating loss carry forwards.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) BENEFIT PLANS

     The Company has a defined contribution 401(k) plan (the "plan") covering substantially all full-time employees. Under the terms of the plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the plan for fiscal 2001, 2000, and 1999 were $5.8 million, $5.9 million and $4.7 million, respectively.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial condition, results of operations or liquidity. Amounts expensed under the pension plans for fiscal 2001, 2000 and 1999 were $543 thousand, $526 thousand and $611 thousand, respectively.


 (18) RELATED PARTIES

     During the years ended March 31, 2001, 2000 and 1999, National Welders, an unconsolidated equity affiliate, paid $3.8 million, $3.5 million, and $1.4 million, respectively, to the Company for gas products, hardgoods and services. In addition, National Welders sold gas products and hardgoods to the Company in the amounts of $787 thousand, $330 thousand, and $552 thousand in fiscal 2001, 2000 and 1999, respectively.

     The Company paid $7.9 million, $9.1 million, and $8.4 million to AC Industries, an unconsolidated equity affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 2001, 2000 and 1999, respectively. In addition, the Company had a net payable balance to AC Industries totaling $1.2 million, $695 thousand, and $1.3 million, at March 31, 2001, 2000 and 1999, respectively.


(19) LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2001, 2000, and 1999, amounted to $43.7 million, $38.5 million, and $35.4 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. The Company also has several capital leases assumed as part of prior acquisitions. Outstanding lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2001 and 2000.

     In fiscal 2000, the Company renewed a lease of real estate with a trust established by a commercial bank. The lease was amended to include the sale-leaseback of certain equipment. The trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2001, the non-cancelable lease obligation of the real estate and equipment lease totaled approximately $44 million. The lease has a five-year term and has been accounted for as an operating lease. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value.

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(19) LEASES - (Continued)

     At March 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

             (In thousands)
             --------------
             2002............   $ 32,010
             2003............     26,752
             2004............     20,736
             2005............     55,619
             2006............     11,467
             Thereafter......     17,960
                                 -------
                                $164,544
                                 =======


(20) COMMITMENTS AND CONTINGENCIES

(a)  Legal

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company anticipates that additional discovery and pretrial motions will be completed by the end of the calendar year, and that a trial on the merits will begin in April 2002. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims. In the fourth quarter of fiscal 2001, the Company recorded a charge of $6.9 million for the anticipated costs of defending the Praxair lawsuit.

     In 1997, the Company announced it was the victim of a fraudulent breach of contract by a third party supplier of refrigerant gases and recorded a special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. In March 2001, the Company reached a final settlement with its insurance carriers resulting in additional insurance recoveries of $4 million. The insurance settlement net of associated legal expenses was reflected in special charge recoveries in the Consolidated Statement of Earnings.

     In fiscal 2000, the Company recorded a $7.5 million charge representing an estimate of the overall costs associated with the defense and settlement of certain class action lawsuits pertaining to hazardous material charges paid to the Company by customers. In the fourth quarter of fiscal 2001, a settlement agreement and approving court orders covering all such class actions against the Company became final, and the Company reversed $1.1 million of the previously accrued defense and settlement costs.

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


(20) COMMITMENTS AND CONTINGENCIES - (Continued)


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


(21) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes was as follows:

                                 Years Ended March 31,
                               ------------------------
(In thousands)                  2001     2000     1999
                                ----     ----     ----
Interest....................... $65,167  $57,934  $63,316
Income taxes (net of refunds)..   8,109   16,269   10,452

     Significant non-cash transactions were as follows:

                                     Years Ended March 31,
                                  --------------------------
(In thousands)                     2001      2000      1999
                                   ----      ----      ----
Acquisition related transactions
 (also see Note 2):

     Debt assumed................. $ --     $  561   $   553
     Liabilities assumed..........  536      7,762    15,475
     Debt issued..................   --      1,399     2,361

                           AIRGAS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(22) SUMMARY BY BUSINESS SEGMENT

     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and Gas Operations. The Distribution segment accounts for approximately 90% of consolidated sales. The segment's principal products and services are packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and
specialty gases.   The Company also operates two air separation
plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. Until their divestiture in fiscal 2000, the segment also reflected the Company's operations in Poland and Thailand. Additionally, until its divestiture in fiscal 1999, the segment reflected the manufacture and sale of calcium carbide and carbon products.

     The Company's operations are principally in the United States. The Company's customer base is diverse and sales are not dependent on a single or small group of customers.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating results are allocated to each segment pro rata based on sales dollars; Corporate assets have been allocated to the Distribution segment; intercompany sales are recorded on the same basis as sales to third parties; and intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to the prior periods segment disclosures to conform to the current presentation.

                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                                   Distribution   Gas Operations    Combined
                                                 ------------   --------------    --------
FISCAL 2001
Gas and rent..................................... $  647,525      $  138,383    $  785,908
Hardgoods........................................    839,897           3,096       842,993
                                                   ---------       ---------     ---------
     Total net sales.............................  1,487,422         141,479     1,628,901

Intersegment sales...............................         --          31,805        31,805

Gross profit.....................................    689,999          91,702       781,701
Gross profit margin..............................       46.4%           64.8%         48.0%

Depreciation and amortization expense............     72,552          14,202        86,754

Operating income, excluding special
 (charges) recoveries............................     92,186          19,406       111,592
Special (charges) recoveries, net................     (6,279)          2,636        (3,643)
                                                   ---------       ---------     ---------
     Operating income............................     85,907          22,042       107,949

Interest expense.................................     47,921          13,513        61,434
Interest income and finance charges..............        307             920         1,227
Discount on securitization of trade receivables..        941             362         1,303

Equity earnings of unconsolidated affiliates.....      1,386             874         2,260

Earnings before income taxes and the cumulative
 effect of an accounting change..................     37,464          11,477        48,941


Assets...........................................  1,408,363         174,362     1,582,725
Investment in equity method investees............     56,671           6,591        63,262
Capital expenditures.............................     56,228           9,682        65,910

                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)                                   Distribution   Gas Operations   Combined
                                                 ------------   --------------   --------
FISCAL 2000
Gas and rent..................................... $  592,449      $  128,703    $  721,152
Hardgoods........................................    817,500           3,682       821,182
                                                   ---------       ---------     ---------
     Total net sales.............................  1,409,949         132,385     1,542,334

Intersegment sales...............................         --          18,253        18,253

Gross profit.....................................    649,827          75,910       725,737
Gross profit margin..............................       46.1%           57.3%         47.1%

Depreciation and amortization expense............     76,483          12,825        89,308

Operating income, excluding special
(charges) recoveries.............................     94,671           9,231       103,902
Special (charges) recoveries, net................        577           2,252         2,829
                                                   ---------       ---------     ---------
     Operating income............................     95,248          11,483       106,731

Interest expense.................................     46,484          12,228        58,712
Interest income and finance charges..............        337             815         1,152

Equity earnings of unconsolidated affiliates.....      1,658           1,733         3,391

Earnings before income taxes and the cumulative
 effect of an accounting change..................     49,459          20,965        70,424


Assets...........................................  1,512,666         226,665     1,739,331
Investment in equity method investees............     57,339          15,620        72,959
Capital expenditures.............................     56,361           8,850        65,211

Other significant non-cash transactions:
----------------------------------------
Acquisitions.....................................      9,722              --         9,722
Capitalized interest.............................        114              77           191


                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(22) SUMMARY BY BUSINESS SEGMENT - (Continued)

(In thousands)
                                                 Distribution   Gas Operations   Combined
                                                 ------------   --------------   --------
FISCAL 1999
Gas and rent..................................... $  569,406      $  128,740    $  698,146
Hardgoods........................................    836,778           4,227       841,005
Other............................................         --          22,067        22,067
                                                   ---------       ---------     ---------
     Total net sales.............................  1,406,184         155,034     1,561,218

Intersegment sales...............................         --          14,656        14,656

Gross profit.....................................    637,616          85,547       723,163
Gross profit margin..............................       45.3%           55.2%         46.3%

Depreciation and amortization expense............     74,958          12,968        87,926

Operating income, excluding special
(charges) recoveries.............................     98,447          13,549       111,996
Special (charges) recoveries, net................      1,000              --         1,000
                                                   ---------       ---------     ---------
     Operating income............................     99,447          13,549       112,996

Interest expense.................................     49,995          12,593        62,588
Interest income and finance charges..............      1,339             951         2,290

Equity earnings of unconsolidated affiliates.....      4,525           2,517         7,042

Earnings before income taxes and cumulative
 effect of an accounting change..................     54,455          31,906        86,361


Assets...........................................  1,451,792         246,680     1,698,472
Investment in equity method investees............     57,680          43,154       100,834
Capital expenditures.............................     86,114          15,524       101,638

Other significant non-cash transactions:
----------------------------------------
Acquisitions.....................................      6,762          11,627        18,389
Capitalized interest.............................        271              --           271

                  AIRGAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(23) SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of fiscal 2001 and 2000:

(In thousands, except per share amounts)    First     Second     Third     Fourth
                                            -----     ------     -----     ------
2001
----
Net sales...............................  $408,998   $410,097   $394,970   $414,836
Operating income........................    31,043     33,046     26,242     17,618
Net earnings............................     9,816     10,403      6,676      1,328
Basic earnings per share (a),(b)........  $    .15   $    .16   $    .10   $    .02
Diluted earnings per share (a),(b)......  $    .15   $    .16   $    .10   $    .02

2000
----
Net sales...............................  $379,493   $387,289   $369,434   $406,118
Operating income........................    29,099     32,304     29,004     16,324
Net earnings............................     9,085     18,912      9,760        526
Basic earnings per share (a),(c)........  $    .13   $    .27   $    .14   $    .01
Diluted earnings per share (a),(c)......  $    .13   $    .27   $    .14   $    .01

(a) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the full year earnings per share.

(b) As discussed in the Notes to the Company's consolidated financial statements, net earnings for fiscal 2001 include: (1) fourth quarter net special charges of $2.3 million after tax, or $.03 per diluted share; (2) litigation charges, net of recoveries, of $3.4 million after tax, ($3.6 million of the net after tax litigation charges, or $.06 per diluted share, were recognized in the fourth quarter); and (3) fourth quarter asset impairments associated with two equity affiliates of $700 thousand after tax, or $.01 per diluted share.

(c) As discussed in the Notes to the Company's consolidated financial statements, net earnings for fiscal 2000 include: (1) in the first quarter, a charge of $590 thousand after-tax, or $.01 per diluted share, representing a change in accounting principle; (2) in the second quarter, a divestiture gain of $7.8 million after tax, or $.11 per diluted share; (3) in the third quarter, a special charge recovery of $1.7 million after tax, or $.02 per diluted share, and an inventory write-down of $2.2 million after-tax, or $.03 per diluted share; and (4) in the fourth quarter, a litigation charge of $4.8 million after-tax, or $.07 per diluted share, and a divestiture gain of $800 thousand after-tax, or $.01 per diluted share.

                                SCHEDULE II

                       AIRGAS, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended March 31, 2001, 2000 and 1999
                         (In thousands of dollars)

                                  Column A    Column B    Column C    Column D      Column E
                                  --------    --------    --------    --------      --------
                                                     Additions
                                              --------------------
                                                          Charged
                                  Balance at  Charged to  (Credited)                Balance
                                  Beginning   Costs and   to Other                  at End of
Description                       of Period   Expenses    Accounts    Deductions    Period
-----------                       ----------  ----------  ----------  ----------    ---------
2001
Accounts receivable - allowances
 for doubtful accounts........... $ 6,194     $ 8,730     $  820 (1)  $ (8,342) (2) $ 7,402
Inventory reserves...............   7,319          --        240        (1,215)       6,344
Insurance reserves...............  11,475      40,991        577       (37,447) (3)  15,596
Restructuring reserves...........   3,793       8,532       (644)       (6,524)       5,157
Deferred tax asset valuation
 allowance.......................   1,840       2,423                                 4,263
Litigation reserve...............   7,500       8,288                   (8,653)       7,135

2000
Accounts receivable - allowances
 for doubtful accounts........... $ 6,092     $ 6,303     $1,078 (1)  $ (7,279) (2) $ 6,194
Inventory reserves...............   6,207         885        227            --        7,319
Insurance reserves...............   9,584      44,492         --       (42,601) (3) $11,475
Restructuring reserves...........   5,087        (577) (4)    --          (717)       3,793
Deferred tax asset valuation
 allowance.......................   1,672         168         --            --        1,840
Litigation reserve...............      --       7,500         --            --        7,500

1999
Accounts receivable - allowances
 for doubtful accounts........... $ 5,676     $ 5,850     $1,071 (1)  $ (6,505) (2) $ 6,092
Inventory reserves...............   8,354          --         14        (2,161)       6,207
Insurance reserves...............   7,248      36,155        245       (34,064) (3)   9,584
Restructuring reserves...........  10,429      (1,000)        --        (4,342)       5,087
Deferred tax asset valuation
 allowance.......................   1,329         343         --            --        1,672

(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)  Write-off of uncollectible accounts.

(3)  Payments of insurance premiums and claims.

(4)  Represents a change in estimate.