Form 10-Q
period 2001-06-30
AIRGAS INC
filed 2001-08-14
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



               [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2001

Commission file number:            1-9344



                               AIRGAS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Delaware                                 56-0732648
-------------------------------                  ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


   259 North Radnor-Chester Road, Suite 100
   Radnor, PA                                       19087-5283
   ----------------------------------------       --------------
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


Common Stock outstanding at August 10, 2001:  68,787,088 shares

                                AIRGAS, INC.

                                 FORM 10-Q
                               June 30, 2001

                                   INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

     Consolidated Statements of Earnings
     for the Three Months Ended June 30, 2001 and 2000 (Unaudited).......  3

     Consolidated Balance Sheets
     as of June 30, 2001 (Unaudited) and March 31, 2001..................  4

     Consolidated Statements of Cash Flows
     for the Three Months Ended June 30, 2001 and 2000 (Unaudited).......  5

     Notes to Consolidated Financial Statements (Unaudited)..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................... 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 23


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 26

Item 2.  Changes in Securities and Use of Proceeds....................... 26

Item 6.  Exhibits and Reports on Form 8-K................................ 26

SIGNATURES............................................................... 27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)


                                            Three Months Ended   Three Months Ended
                                               June 30, 2001        June 30, 2000
                                            ------------------   ------------------
Net sales
     Distribution                               $ 378,314            $ 374,739
     Gas Operations                                37,361               34,259
                                                ---------            ---------
          Total net sales                         415,675              408,998
                                                ---------            ---------
Costs and expenses
     Cost of products sold (excluding
       depreciation and amortization)
          Distribution                            198,903              202,749
          Gas Operations                           13,320               12,447
     Selling, distribution and
       administrative expenses                    152,719              140,015
     Depreciation                                  15,672               16,325
     Amortization                                   2,277                6,419
                                                ---------            ---------
          Total costs and expenses                382,891              377,955
                                                ---------            ---------
Operating income
     Distribution                                  26,571               26,125
     Gas Operations                                 6,213                4,918
                                                ---------            ---------
          Total operating income                   32,784               31,043

Interest expense, net                             (10,913)             (15,765)
Discount on securitization of trade
  receivables                                      (1,492)                  --
Other income (expense), net                          (193)                  52
Equity in earnings of unconsolidated affiliates       913                1,364
                                                ---------            ---------
     Earnings before income taxes                  21,099               16,694
Income taxes                                        7,648                6,878
                                                ---------            ---------
Net earnings                                    $  13,451            $   9,816
                                                =========            =========

Basic earnings per share                        $     .20            $     .15
                                                =========            =========
Diluted earnings per share                      $     .20            $     .15
                                                =========            =========

Weighted average shares outstanding:
     Basic                                         67,400               65,100
                                                =========            =========
     Diluted                                       68,400               67,300
                                                =========            =========

Comprehensive income                            $   9,732            $   9,672
                                                =========            =========

Pro forma amounts assuming the application of the change in accounting principle applied retroactively (Notes 2 and 8):

  Net earnings                                  $  13,451            $  13,371
                                                =========            =========
  Basic earnings per share                      $     .20            $     .20
                                                =========            =========
  Diluted earnings per share                    $     .20            $     .20
                                                =========            =========

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except per share amounts)

                                                     (Unaudited)
                                                       June 30,         March 31,
                                                         2001             2001
                                                     -----------        ---------
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $8,253 at June 30, 2001 and $7,402
 at March 31, 2001                                    $   81,437        $  143,129
Inventories, net                                         157,970           155,024
Deferred income tax asset, net                            10,394            10,143
Prepaid expenses and other current assets                 18,874            25,549
                                                      ----------        ----------
    Total current assets                                 268,675           333,845
                                                      ----------        ----------

Plant and equipment, at cost                           1,086,611         1,073,252
Less accumulated depreciation                           (383,056)         (368,606)
                                                      ----------        ----------
    Plant and equipment, net                             703,555           704,646

Goodwill, net                                            440,486           440,057
Other intangible assets, net                              27,580            29,668
Investments in unconsolidated affiliates                  63,449            63,262
Other non-current assets                                  19,529             9,812
                                                      ----------        ----------
    Total assets                                      $1,523,274        $1,581,290
                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                               $   77,569        $   76,337
Accrued expenses and other current liabilities           125,029           130,873
Current portion of long-term debt                         18,628            72,945
                                                      ----------        ----------
    Total current liabilities                            221,226           280,155
                                                      ----------        ----------
Long-term debt                                           599,572           620,664
Deferred income taxes, net                               162,457           161,176
Other non-current liabilities                             29,995            22,446
Commitments and contingencies                                 --                --

Stockholders' Equity
Preferred stock, no par value, 20,000 shares
 authorized, no shares issued or outstanding at
 June 30, 2001 and March 31, 2001                             --                --
Common stock, par value $.01 per share, 200,000
 shares authorized, 74,650 and 74,361 shares issued
 at June 30, 2001 and March 31, 2001, respectively           747               744
Capital in excess of par value                           189,991           188,629
Retained earnings                                        369,047           355,596
Accumulated other comprehensive loss                      (4,872)           (1,153)
Treasury stock, 547 and 516 common shares at cost
 at June 30, 2001 and March 31, 2001, respectively        (4,289)           (3,982)
Employee benefits trust, 5,385 and 5,701 common
 shares at cost at June 30, 2001 and
 March 31, 2001, respectively                            (40,600)          (42,985)
                                                      ----------        ----------
    Total stockholders' equity                           510,024           496,849
                                                      ----------        ----------
    Total liabilities and stockholders' equity        $1,523,274        $1,581,290
                                                      ==========        ==========

See accompanying notes to consolidated financial statements.

                      AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                Three Months Ended   Three Months Ended
                                                   June 30, 2001        June 30, 2000
                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                        $   13,451           $    9,816
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Depreciation and amortization                        17,949               22,744
   Deferred income taxes                                 2,700                3,450
   Equity in earnings of unconsolidated affiliates        (913)              (1,364)
   Gains (losses) on sales of plant and equipment           89                  (47)
   Stock issued for employee stock purchase plan         1,562                1,442
   Other non-cash charges                                  517                   --
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
   Securitization of trade receivables                  64,100                   --
   Trade receivables, net                               (2,408)              (5,206)
   Inventories, net                                     (2,946)              (8,153)
   Prepaid expenses and other current assets             6,186                 (572)
   Accounts payable, trade                               1,232               (5,482)
   Accrued expenses and other current liabilities        1,069               (2,451)
   Other assets and liabilities, net                    (3,499)              (1,971)
                                                    ----------           ----------
Net cash provided by operating activities               99,089               12,206
                                                    ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                (16,991)             (15,006)
   Proceeds from sales of plant and equipment              309                  520
   Proceeds from divestitures                               --                  577
   Business acquisitions, net of cash acquired              --               (1,034)
   Dividends and fees from unconsolidated affiliates       784                  800
   Other, net                                            2,328                1,548
                                                    ----------           ----------
Net cash used in investing activities                  (13,570)             (12,595)
                                                    ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                             57,371               58,000
   Repayment of debt                                  (137,856)             (49,487)
   Purchase of treasury stock                               --              (11,214)
   Proceeds from exercise of stock options                 826                  532
   Cash overdraft                                       (5,860)               2,558
                                                    ----------           ----------
Net cash provided by (used in) financing activities    (85,519)                 389
                                                    ----------           ----------

Change in Cash                                      $       --           $       --
   Cash - beginning of period                               --                   --
                                                    ----------           ----------
   Cash - end of period                             $       --           $       --
                                                    ==========           ==========
Cash paid during the period for:
   Interest                                         $    9,567           $   13,462
   Income taxes, net of refunds                     $    9,020           $      680

See accompanying notes to consolidated financial statements.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

(1)  BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 -
50% owned operations where control does not exist or is considered temporary. Prior to the adoption of SFAS 142 (see Note 2) in fiscal
2002, the excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date was being amortized over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the fiscal year ended March 31, 2001.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the accounting changes, which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.


(2)  ACCOUNTING CHANGES
     ------------------

SFAS 142
--------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. Additionally, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142.

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to complete this assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


     At June 30, 2001, the Company had goodwill (net of accumulated amortization of $85 million) of $440 million, which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by September 30, 2001. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.


SFAS 133
--------

     On April 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholder's equity to recognize, at fair value, interest rate swap agreements that are designated as cash-flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.


SFAS 141
--------

     Effective July 1, 2001, the Company will adopt FASB Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.


(3)  EARNINGS PER SHARE
     ------------------

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2001 and 2000:

                                            Three Months Ended
                                                 June 30,
                                            ------------------
(In thousands)                                2001      2000
                                              ----      ----
Weighted average common shares outstanding:
     Basic                                   67,400    65,100
       Stock options                          1,000       400
       Contingently issuable shares              --     1,800
                                             ------    ------
     Diluted                                 68,400    67,300
                                             ======    ======

     Contingently issuable shares represent the required issuance of Company common stock in connection with a prior year acquisition.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

(4)  TRADE RECEIVABLES SECURITIZATION
     --------------------------------

     In December 2000, the Company entered into a $150 million three-year trade receivables securitization agreement with two commercial banks. The revolving period securitization helps diversify the Company's funding sources. In April 2001, the Company completed the second and final tranche of the $150 million trade receivables securitization program and received net proceeds from the second tranche of $64.1 million. During the quarter ended June 30, 2001, the Company sold, net of its retained interest, $479.7 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $342.4 million in collections on those receivables. From inception of the securitization program through June 30, 2001, the Company received $137.3 million of net cash proceeds, which were used to reduce borrowings under the Company's then existing revolving credit facilities.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $46 million and $26 million are included in "Trade receivables" in the accompanying Consolidated Balance Sheets at June 30, 2001 and March 31, 2001, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.


(5)  INVENTORIES
     -----------

     Inventories consist of:
                                  (Unaudited)
                                    June 30,     March 31,
(In thousands)                        2001         2001
                                  -----------    ---------
Finished goods                      $157,325     $154,385
Raw materials                            645          639
                                    --------     --------
                                    $157,970     $155,024
                                    ========     ========

     Net inventories determined by the LIFO inventory method totaled $19.5 million and $19.1 million at June 30, 2001 and March 31, 2001, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.6 million and $1.5 million higher at June 30, 2001 and March 31, 2001, respectively.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     ----------------------------------------------

     Accrued expenses and other current liabilities include:

                                                  (Unaudited)
                                                    June 30,     March 31,
      (In  thousands)                                2001          2001
                                                  -----------    ---------
   Cash overdraft                                  $ 18,585       $ 24,445
   Accrued payroll and employee benefits             21,775         24,989
   Insurance reserves                                17,265         15,596
   Restructuring reserves                             4,460          5,157
   Other accrued expenses and current liabilities    62,944         60,686
                                                   --------       --------
                                                   $125,029       $130,873
                                                   ========       ========

     The cash overdraft is attributable to the float of the Company's outstanding checks. The restructuring reserves were established in conjunction with the cost reduction plan initiated in the fourth quarter of fiscal 2001. The decrease in the restructuring reserves was driven by cash payments related to severance paid to employees and the exiting of facilities.


(7)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ---------------------------------------------

     The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At June 30, 2001, the Company had a notional amount of $243 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities to fixed interest rate debt. The scheduled maturities of these cash flow hedging instruments are fiscal 2002, $75 million; fiscal 2003, $128 million; and fiscal 2005, $40 million. During the quarter ended June 30, 2001, the Company recorded the change in fair value of the fixed interest rate swap agreements to accumulated other comprehensive income (loss). The net additional interest payments made under these swap agreements during the quarter were recognized in interest expense. Over the next 12 months, the Company expects to reclassify approximately $4.9 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as payments under the swap agreements come due.

     At June 30, 2001, the Company also had a notional amount of $130 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate Medium Term Notes to variable rate debt. The fair value of these variable interest rate swap agreements and the adjusted carrying value of the hedged portion of the Medium Term Notes at June 30, 2001 was $5.1 million. There is no ineffectiveness associated with the Company's variable interest rate swap agreements, and therefore, changes in the fair value of the swap agreements are completely offset by changes in the fair value of the hedged portion of the Medium Term Notes.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(8)  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     As described in Note 2, the Company adopted SFAS 142 on April 1, 2001. The following table reconciles the prior year's reported operating income, equity in earnings of unconsolidated affiliates and net income to their respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142. Current period net income and earnings per share are presented for comparative purposes.

                                                   Three Months Ended
                                                        June 30,
                                                   ------------------
(In thousands, except per share amounts)            2001        2000
                                                    ----        ----
OPERATING INCOME:
  Distribution segment                             $26,571     $26,125
  Gas Operations segment                             6,213       4,918
                                                   -------     -------
  Total reported operating income                   32,784      31,043
                                                   -------     -------

  Add back: Distribution goodwill amortization          --       3,084
  Add back: Gas Operations goodwill amortization        --         533
                                                   -------     -------
  Add back: Total goodwill amortization                 --       3,617
                                                   -------     -------

  Adjusted Distribution operating income            26,571      29,209
  Adjusted Gas Operations operating income           6,213       5,451
                                                   -------     -------
  Adjusted total operating income                  $32,784     $34,660
                                                   =======     =======

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES:
  Reported equity in earnings of unconsolidated
   affiliates                                      $   913     $ 1,364
  Add back: equity method goodwill amortization         --         425
                                                   -------     -------
  Adjusted equity in earnings of unconsolidated
   affiliates                                      $   913     $ 1,789
                                                   =======     =======

NET INCOME:
  Reported net income                              $13,451     $ 9,816
  Add back: goodwill amortization after-tax             --       3,555
                                                   -------     -------
  Adjusted net income                              $13,451     $13,371
                                                   =======     =======

BASIC EARNINGS PER SHARE:
  Reported net income                                 $.20        $.15
  Goodwill amortization after-tax                       --         .05
                                                   -------     -------
  Adjusted net income                                 $.20        $.20
                                                   =======     =======

DILUTED EARNINGS PER SHARE:
  Reported net income                                 $.20        $.15
  Goodwill amortization after-tax                       --         .05
                                                   -------     -------
  Adjusted net income                                 $.20        $.20
                                                   =======     =======

                                   10

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(8)  GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)
     ------------------------------------

     Changes in the net carrying amount of goodwill for the three months ended June 30, 2001, were as follows:

                           Distribution   Gas Operations
(In thousands)                Segment        Segment         Total
                           ------------   --------------   --------
Balance at March 31, 2001     $364,943        $75,114       $440,057
 Foreign currency
  translation and other
  adjustments                      396             33            429
                              --------        -------       --------
Balance at June 30, 2001      $365,339        $75,147       $440,486
                              --------        -------       --------

     Other intangible assets amounted to $27.6 million (net of accumulated amortization of $75.4 million) and $29.7 million (net of accumulated amortization of $73.1 million) at June 30, 2001 and March 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense in millions is as follows:
2002 - $8.8; 2003 - $5.6; 2004 - $4.8; 2005 - $3.3; and 2006 - $2.2.


(9)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in stockholders' equity were as follows:
                                                                Employee
                                Shares of Common     Treasury   Benefits
(In thousands of shares)      Stock $.01 Par Value     Stock     Trust
                              --------------------   --------   --------
Balance-March 31, 2001              74,361             516        5,701
Common stock issuance (a)              289              --           --
Purchase of treasury stock              --              31           --
Reissuance of stock from Trust (c)      --              --         (316)
                                    ------            ----        -----
Balance-June 30, 2001               74,650             547        5,385
                                    ======            ====        =====

                    AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(9)  STOCKHOLDERS' EQUITY - (Continued)
     --------------------

                                                            Accumulated
                                    Capital in                 Other                   Employee   Compre-
                           Common   Excess of    Retained   Comprehensive   Treasury   Benefits   hensive
(In thousands of dollars)  Stock    Par Value    Earnings      Loss          Stock      Trust     Income
                           ------   ----------   --------   -------------   --------   --------   -------
Balance-March 31, 2001     $744     $188,629     $355,596      $(1,153)     $(3,982)   $(42,985)  $    --
Net earnings                 --           --       13,451           --           --          --    13,451
Common stock issuance (a)     3          823           --           --           --          --        --
Foreign currency
 translation adjustments     --           --           --          297           --          --       297
Purchase of treasury stock   --           --           --           --         (307)         --        --
Cumulative effect of a
 change in accounting
 principle (b)               --           --           --       (6,664)          --          --    (6,664)
Net change in fair value
 of interest rate swap
 agreements                  --           --           --          534           --          --       534
Reissuance of common stock
 from Trust (c)              --         (823)          --           --           --       2,385        --
Issuance of warrants (d)     --          517           --           --           --          --        --
Net tax benefit of
 comprehensive income items  --           --           --        2,114           --          --     2,114
Tax benefit from stock
 option exercises            --          845           --           --           --          --        --
                           ----     --------     --------      -------      -------    --------   -------
Balance-June 30, 2001      $747     $189,991     $369,047      $(4,872)     $(4,289)   $(40,600)  $ 9,732
                           ====     ========     ========      =======      =======    ========   =======

(a)  Issuance of common stock for stock option exercises.
(b)  Recognition of the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 in the quarter (see Notes 2 and 7).
(c)  Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.
(d)  The Company granted warrants to purchase 150,000 shares of the Company's common stock to an outside consulting firm for services rendered during the quarter.  The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $14.38 per share.  The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes pricing model, was $517 thousand, which the Company expensed in the quarter.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(10)  COMMITMENTS AND CONTINGENCIES
      -----------------------------

Litigation
----------

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


(11)  SUMMARY BY BUSINESS SEGMENT
      ---------------------------

     Information related to the Company's operations by business segment for the three months ended June 30, 2001 and 2000 is as follows:

                                  Three Months Ended                       Three Months Ended
                                     June 30, 2001                            June 30, 2000
                                  ------------------                       ------------------
                                          Gas                                     Gas
(In thousands)          Distribution   Operations   Combined     Distribution   Operations   Combined
                        ------------   ----------   --------     ------------   ----------   --------
Gas and rent            $  173,475     $   36,806   $  210,281   $  158,597     $   33,494   $  192,091
Hardgoods                  204,839            555      205,394      216,142            765      216,907
                        ----------     ----------   ----------   ----------     ----------   ----------
  Total net sales          378,314         37,361      415,675      374,739         34,259      408,998

Intersegment sales              --          8,867        8,867           --          8,369        8,369

Gross profit, excluding
 depreciation and
 amortization expense      179,411         24,041      203,452      171,990         21,812      193,802

Gross profit margin           47.4%          64.3%        48.9%        45.9%          63.7%        47.4%

Operating income (a)        26,571          6,213       32,784       26,125          4,918       31,043

Earnings before
 income taxes (a)           17,643          3,456       21,099       14,357          2,337       16,694

Assets                   1,346,942        176,332    1,523,274    1,515,438        228,778    1,744,216


(a) Financial results for the June 30, 2001 quarter do not include any goodwill amortization expense as a result of adopting SFAS 142 (see
     Note 2). See Note 8 for a reconciliation of prior period financial results as reported to financial results adjusted to exclude goodwill amortization expense.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(12)  SUBSEQUENT EVENTS
      -----------------

Debt Refinancing and Note Issuance
----------------------------------

     On July 30, 2001, the Company refinanced its existing revolving credit facilities due December 5, 2002 with new bank credit facilities (the "new credit facilities") under a credit agreement with a syndicate of lenders. The new credit facilities consist of revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32.5 million), including letters of credit. The new credit facilities will mature on July 30, 2006. On July 30, 2001, the Company had initial borrowings under the new credit facilities of approximately $105 million and $41 million Canadian (US $27 million). The Company also had commitments under letters of credit supported by the new credit facilities of approximately $46 million. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $100 million at July 30, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At July 30, 2001, the effective interest rates on borrowings under the new credit facilities were 5.55% on U.S. borrowings and 5.80% on Canadian borrowings. Borrowings under the new credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are also guaranteed by certain foreign subsidiaries. If the Company's long-term senior unsecured debt ratings are reduced by one level, the Company will be required to pledge 100% of the stock of the domestic guarantors and 65% of the stock of the Canadian guarantors for the benefit of the syndicate of lenders. If the Company's long-term senior unsecured debt ratings are reduced by two or more levels, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The new credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and restrictions on certain additional borrowings, the payment of dividends and the repurchase of common stock.

     On July 30, 2001, concurrent with the refinancing of its revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Exchange Act of 1933 (the "Securities Act"). The Company has agreed to exchange the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. The Notes contain covenants that restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities.

2001 Employee Stock Purchase Plan
---------------------------------

     On August 2, 2001, the Company's stockholders approved the 2001 Employee Stock Purchase Plan (the "2001 Plan"). The 2001 Plan is authorized to issue up to 1.5 million shares of Company common stock and contains essentially the same terms and conditions as the Company's previous 1998 Employee Stock Purchase Plan.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2000

INCOME STATEMENT COMMENTARY

Net Sales
---------

     Net sales increased 1.6% in the quarter ended June 30, 2001 ("current quarter") compared to the quarter ended June 30, 2000 ("prior year quarter"). Total same-store sales increased 1.8% in the current quarter versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

                      Three Months Ended
(In thousands)             June 30,
                      ------------------
Net Sales              2001       2000          Increase
---------              ----       ----       --------------
Distribution          $378,314   $374,739    $3,575   1.0%
Gas Operations          37,361     34,259     3,102   9.1%
                      --------   --------    ------
                      $415,675   $408,998    $6,677   1.6%
                      ========   ========    ======

     The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $3.6 million primarily as a result of same-store sales growth. The increase in Distribution same-store sales of $3.3 million (0.9%) was the result of gas and rent sales growth of $14.8 million (9.3%), offset by a decline in hardgoods sales of $11.5 million (-5.3%). Price increases implemented during the current quarter as well as during fiscal 2001 were the primary drivers of gas and rent same-store sales growth. The Company intends to continue raising prices as contract terms and market conditions permit to maintain acceptable margins and help offset rising costs. Continued success in sales initiatives such as strategic accounts and strategic product sales also contributed to same-store sales growth. Strategic account sales (sales to large customers with multiple locations) increased to $40 million in the current quarter, or an increase of 20% compared to the prior year quarter. Growth in strategic products sales was driven by higher volumes of medical, bulk and specialty gases and welder equipment rentals. The decline in hardgoods same-store sales was driven by lower volumes of tools and welding products reflecting the continued weak industrial environment. Paritally offsetting the decline in tools and welding hardgoods, safety product sales grew 7% to approximately $66 million reflecting continued success of cross-selling initiatives through the Company's distribution network.

      Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling, the production of food and beverages, and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales increased $3.1 million compared to the prior year quarter as a result of same-store sales growth, partially offset by a divestiture. Gas Operations' same-store sales increased $4.2 million (12.6%) primarily from price increases and higher volumes of dry ice and liquid carbon dioxide. The divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline (the "Jackson Dome pipeline") in the fourth quarter of fiscal 2001 reduced sales by $1.1 million.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross Profits
-------------

     Gross profits, excluding depreciation and amortization expense, increased 5.0% and the gross profit margin increased 150 basis points to 48.9% during the current quarter compared to the prior year quarter.

                      Three Months Ended
(In thousands)             June 30,
                      ------------------
Gross Profits           2001       2000        Increase
-------------           ----       ----     --------------
Distribution          $179,411   $171,990   $7,421   4.3%
Gas Operations          24,041     21,812    2,229  10.2%
                      --------   --------   ------
                      $203,452   $193,802   $9,650   5.0%
                      ========   ========   ======

     The increase in Distribution gross profits of $7.4 million primarily resulted from same-store gross profit growth of gas and rent of $10.2 million (8.8%), partially offset by a decline in hardgoods gross profits of $2.9 million (-4.6%). The Distribution segment's gross profit margin of 47.4% in the current quarter increased
150 basis points from 45.9% in the prior year quarter primarily as a result of a shift in sales mix towards higher-margin gas and rent sales.

     The increase in Gas Operations' gross profits of $2.2 million resulted from same-store gross profit growth, partially offset by a reduction in gross profits associated with a divestiture. Same-store gross profit growth of $3.4 million (16.8%) was primarily due to improved gross margins from price increases implemented during the current quarter and during the latter half of fiscal 2001 and higher volumes of dry ice and liquid carbon dioxide. Gross profit growth was reduced by approximately $1 million as a result of the divestiture of the Jackson Dome pipeline. Gas Operations' gross profit margin of 64.3% increased 60 basis points from 63.7% in the prior year quarter.

Operating Expenses
------------------

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $12.7 million (9.1%) compared to the prior year quarter primarily from higher costs associated with the Company's "Project One" initiative, personnel, and health and workers' compensation insurance. The Company's "Project One" initiative is focused on improving certain operational and administrative processes, and added incremental costs of approximately $4 million during the current quarter. The project was initiated during the second half of fiscal 2001 and is expected to continue through fiscal 2003. As a percentage of net sales, operating expenses increased 250 basis points to 36.7% compared to 34.2% in the prior year quarter. Project One costs contributed 95 basis points to the rise in operating expenses as a percentage of net sales.

     Amortization expense was $2.3 million in the current quarter compared to $6.4 million in the prior year quarter. On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The decrease in amortization expense was due to the adoption of SFAS 142, which resulted in the Company no longer amortizing goodwill. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company anticipates completing its initial assessment of impairment by September 30, 2001. Because of the extensive effort needed to complete the initial goodwill assessment, the Company has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income
----------------

     Operating income decreased 5.4% during the current quarter compared to the prior year quarter, adjusted to exclude the amortization of goodwill.

                        Three Months Ended
(In thousands)               June 30,
                        -------------------
                                  Adjusted                               As reported
Operating Income        2001       2000 (a)      Increase(Decrease)          2000
----------------        ----     ----------    ----------------------    -----------
Distribution          $26,571     $29,209       $(2,638)    (9.0%)         $26,125
Gas Operations          6,213       5,451           762     14.0%            4,918
                      -------     -------       -------                    -------
                      $32,784     $34,660       $(1,876)    (5.4%)         $31,043
                      =======     =======       =======                    =======

(a) Operating income for the quarter ended June 30, 2000 has been adjusted for comparative purposes to exclude the amortization of goodwill
     (see Note 8 to the Financial Statements).

     The Distribution segment's operating income margin decreased 80 basis points to 7.0% in the current quarter compared to 7.8% in the prior year quarter, as adjusted. This decrease in the Distribution segment's operating income margin was primarily attributable to Project One costs. Increases in other operating expenses were largely offset by increases in gross profits as discussed above.

     Gas Operations' operating income margin increased 70 basis points to 16.6% in the current quarter compared to 15.9% in the prior year quarter, as adjusted, primarily from higher gross profits from price and volume increases related to dry ice and liquid carbon dioxide.

Interest Expense and Discount on Securitization of Trade Receivables
--------------------------------------------------------------------

     Interest expense, net, totaled $10.9 million representing a decrease of $4.9 million (30.8%) compared to the prior year quarter. The decrease in interest expense resulted from lower average debt levels and lower weighted-average interest rates. The decrease in average debt levels was attributable to cash flow provided from operations, the securitization of trade receivables, as discussed below, and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Lower weighted-average interest rates resulted from lower prevailing market rates related to the Company's variable rate debt.

     In December 2000, the Company entered into a trade receivables securitization agreement with two commercial banks. Net proceeds received by the Company through June 30, 2001 were $137.3 million and were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables of $1.5 million for the current quarter represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in "Liquidity and Capital Resources" and in Note 12 to the Financial Statements, on July 30, 2001, the Company refinanced its variable rate revolving credit facilities and concurrently issued fixed rate senior subordinated notes. The Company's refinancing strategy also included the securitization of trade receivables, which helped diversify its funding sources. The Company refinanced its debt facilities prior to their maturity in December 2002 to take advantage of current favorable market conditions. Subsequent to completion of the refinancing and note issuance on July 30, 2001, the Company's all-in cost of borrowing (interest expense and discount on securitization of trade receivables) increased by approximately 150 basis points compared to rates as of June 30, 2001. The Company expects the higher all-in cost of borrowing to contribute to higher interest expense in fiscal 2002 compared to fiscal 2001.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Equity in Earnings of Unconsolidated Affiliates
-----------------------------------------------

     Equity in earnings of unconsolidated affiliates of $913 thousand decreased approximately $500 thousand compared to $1.4 million in the prior year quarter primarily due to lower joint venture earnings related to National Welders Supply ("National Welders") and the Company's liquid carbon dioxide joint venture. Adjusting for the impact of SFAS 142, equity earnings in the prior year quarter were $1.8 million. National Welders' earnings were negatively impacted in the quarter by lower sales of hardgoods and lower spot sales of bulk gases.

Income Tax Expense
------------------

     The effective income tax rate was 36.2% of pre-tax earnings in the current quarter compared to 41.2% in the prior year quarter. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142 and the elimination of non-deductible goodwill amortization expense in the current year quarter. Adjusting the prior year for the pro forma impact of SFAS 142, the effective income tax rate was 35.5%.

Net Earnings
------------

     Net earnings for the quarter ended June 30, 2001 were $13.5 million, or $.20 per diluted share, compared to $9.8 million, or $.15 per diluted share, in the prior year quarter. Adjusting for the pro forma impact of SFAS 142, net earnings were $.20 per diluted share in the prior year quarter.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
----------

     Net cash provided by operating activities totaled $99.1 million for the three months ended June 30, 2001 compared to $12.2 million in the prior year quarter. The primary components of cash provided by operating activities were the sale of trade receivables, net earnings and working capital. The sale of trade receivables under the second tranche of the trade receivables securitization program, described below, provided cash of $64.1 million. Net earnings, adjusted for non-cash items, were $35.4 million compared to $36.0 million in the prior year quarter. Working capital components provided cash of $3.1 million compared to a use of cash of $21.9 million in the prior year quarter. Effective working capital management and the reduction of working capital requirements are goals associated with the Company's "Project One" initiative focused on improving operational and administrative processes. Cash flow provided by operating activities was primarily used to reduce borrowings under the Company's revolving credit facilities and to fund capital expenditures.

     Cash used in investing activities totaled $13.6 million during the current quarter and primarily consisted of capital expenditures.
Financing activities used cash of $85.5 million primarily for the net repayment of debt of $80.5 million. The reduction in debt was principally the result of the sale of receivables under the Company's securitization program.

     Cash on hand at the end of each period presented was zero. On a daily basis depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

     The Company will continue to look for appropriate acquisitions of distributors while it focuses on reducing its financial leverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded by cash flow from operations, revolving credit facilities and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

Financial Instruments
---------------------

     At June 30, 2001, the Company had unsecured revolving credit facilities totaling $600 million and $61 million Canadian (US $40 million) under a credit agreement with a final maturity date of December 5, 2002. The credit agreement contained covenants that included the maintenance of certain financial ratios, restrictions on
additional borrowings and limitations on dividends.   At June 30, 2001,
the Company had borrowings under the credit agreement of approximately $312 million and $41 million Canadian (US $27 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $51 million. Based on restrictions related to cash flow to funded debt coverage, the Company had additional borrowing capacity under the credit facilities of approximately $244 million at June 30, 2001. At June 30, 2001, the effective interest rates on borrowings under the credit facilities were 4.43% on U.S. borrowings and 4.59% on Canadian borrowings. Effective July 30, 2001, the Company refinanced its revolving credit facilities as described further below.

     At June 30, 2001, the Company had the following medium-term notes outstanding: $50 million of unsecured notes due September 2001 bearing interest at a fixed rate of 7.15%; $75 million of unsecured notes due
March 2004 bearing interest at a fixed rate of 7.14%; and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due September 2001 are expected to be refinanced with borrowings under the Company's revolving credit facilities. Additionally, at June 30, 2001, long-term debt of the Company included acquisition notes and other long-term debt instruments of approximately
$49 million with interest rates ranging from 7% to 9%. Acquisition notes of $7 million will mature in September 2001 and are expected to be refinanced with borrowings under the Company's revolving credit facilities.

     The Company manages its exposure to changes in market interest rates. At June 30, 2001, the Company was party to 15 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $373 million in notional principal amount at June 30, 2001. Eleven swap agreements with approximately $243 million in notional principal amount require fixed interest payments based on an average effective rate of 6.67% for remaining periods ranging between one and four years. Four swap agreements with $130 million in notional principal amount require variable interest payments based on an average rate of 5.51% at June 30, 2001. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 48% to 52%, respectively.

Debt Refinancing and Senior Subordinated Note Issuance
------------------------------------------------------

     On July 30, 2001, the Company refinanced its existing revolving credit facilities due December 5, 2002 with new bank credit facilities (the "new credit facilities") under a credit agreement with a syndicate of lenders. The new credit facilities consist of revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32.5 million), including letters of credit. The new credit facilities will mature on July 30, 2006. On July 30, 2001, the Company had initial borrowings under the new credit facilities of approximately $105 million and $41 million Canadian (US $27 million). The Company also had commitments under letters of credit supported by the new credit facilities of approximately $46 million. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $100 million at July 30, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At July 30, 2001, the effective interest rates on borrowings under the new credit facilities were 5.55% on U.S. borrowings and 5.80% on Canadian borrowings. Borrowings under the new credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are also guaranteed by certain foreign subsidiaries. If the Company's long-term senior unsecured debt ratings are reduced by one level, the Company will be required to pledge 100% of the stock of the domestic guarantors and 65% of the stock of the Canadian guarantors for the benefit of the syndicate of lenders. If the Company's long-term senior unsecured debt ratings are reduced by two or more levels, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The new credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and restrictions on certain additional borrowings, the payment of dividends and the repurchase of common stock.

     On July 30, 2001, concurrent with the refinancing of its revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Exchange Act of 1933 (the "Securities Act"). The Company has agreed to exchange the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. The Notes contain covenants that restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities.

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Trade Receivables Securitization
--------------------------------

     In December 2000, the Company entered into a $150 million three-year trade receivables securitization agreement with two commercial banks. In April 2001, the Company completed the second and final tranche of the $150 million trade receivables securitization program and received net proceeds from the second tranche of $64.1 million. During the quarter ended June 30, 2001, the Company sold, net of its retained interest, $479.7 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $342.4 million in collections on those receivables. From inception of the securitization program through June 30, 2001, the Company received $137.3 million of net cash proceeds, which were used to reduce borrowings under the Company's then existing revolving credit facilities. See Note 4 to the Financial Statements for additional disclosures.


OTHER

New Accounting Pronouncements
-----------------------------

     Effective July 1, 2001, the Company will adopt FASB Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS 143 on its results of operations, financial position and liquidity.

Forward-looking Statements
--------------------------

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the success of the Company's sales initiatives, including strategic products and accounts, in continuing sales growth; the effect of price increases on sales growth; the Company's expectation that continued sales growth and the impact of price increases will help to offset increases in product costs and operating expenses; the ability of the Company to continue raising prices to maintain acceptable margins and offset rising costs; the estimate of future legal expenses related to the Praxair, Inc. lawsuit; the ultimate outcome of the Praxair, Inc. lawsuit; the timing, scope and success of the Company's "Project One" initiative designed to improve certain operational and administrative processes; the funding of future acquisitions, capital expenditures and current debt maturities through the use of cash flow from operations, revolving credit facilities, and other financing alternatives; the identification of acquisition candidates; future sources of financing for unanticipated requirements; the Company's expectation of higher quarterly interest expense in future periods; the effect on the Company of higher interest rates and/or changes in the Company's credit rating; the effective management of working capital and the reduction in working capital requirements; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products and accounts; the Company's inability to control operating expenses and the potential impact of higher operating expenses in future periods; the inability of the Company's "Project One" initiative to improve operational and administrative processes; higher than estimated expenses related to Project One; adverse changes in customer buying patterns; market acceptance of price increases; the inability of price increases and sales growth to offset any increases in operating expenses; the impact of higher than anticipated consulting expenses on

                        AIRGAS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



future results; an economic downturn (including adverse changes in the specific markets for the Company's products); the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; higher interest rates in future periods or downgrades of the Company's credit rating; the inability to identify acquisition candidates; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; higher than estimated legal fees related to the Praxair, Inc. lawsuit; an unfavorable outcome of the Praxair, Inc. lawsuit; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 48% to 52% at June 30, 2001. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of 'A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of June 30, 2001. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.


                                                Fiscal Year of Maturity
                           ________________________________________________________________________
(In millions)                                                                                 Fair
                             2002 (a)   2003   2004   2005   2006   2007   Thereafter  Total  Value
                           ________________________________________________________________________
Fixed Rate Debt:
----------------
Medium-term notes            $ 50       $ --   $ 75   $ --   $ --   $100      $ --     $225   $218
 Interest expense            $ 11       $ 13   $ 13   $  8   $  8   $  4      $ --     $ 57
 Average interest rate       7.42%      7.49%  7.49%  7.75%  7.75%  7.75%

Acquisition and
 other notes                 $ 11       $  2   $ 22   $ --   $  5   $ --      $  1     $ 41   $ 39
 Interest expense            $  2       $  2   $  2   $ --   $ --   $ --      $ --     $  6
 Average interest rate       7.41%      7.44%  7.66%         8.08%            8.50%

Variable Rate Debt:
-------------------
Revolving credit facilities  $339       $ --   $ --   $ --   $ --   $ --      $ --     $339   $339
 Interest expense            $  1       $ --   $ --   $ --   $ --   $ --      $ --     $  1
 Interest rate (b) (c)       4.45%

Other notes                  $  7       $ --   $ --   $  1   $ --   $ --      $ --     $  8   $  8
 Average interest rate       7.75%                    7.27%

                                                       Fiscal Year of Maturity
                                  ________________________________________________________________________
(In millions)                                                                                        Fair
                                    2002 (a)   2003   2004   2005   2006   2007   Thereafter  Total  Value
                                  ________________________________________________________________________
Interest Rate Swaps:
--------------------
US $ denominated Swaps:
10 Swaps Receive Variable/Pay Fixed
   Notional amounts                 $ 73       $128   $ --   $ 40   $ --   $ --      $ --     $241   $  7
   Swap payments/(receipts)         $  4       $  4   $  1   $  1   $ --   $ --      $ --     $ 10
   Variable receive rate = 4.23%
    (3 month LIBOR)
   Weighted average pay rate = 6.67%

4  Swaps Receive Fixed/Pay Variable
   Notional amounts                 $ 50       $ --   $ 30   $ --   $ --   $ 50      $ --     $130   $ (5)
   Swap payments/(receipts)         $ (1)      $ (1)  $ (1)  $ (1)  $ (1)  $ --      $ --     $ (5)
   Weighted average receive
    rate = 6.99%
   Variable pay rate = 5.51%
    (6 month LIBOR)

Canadian $ denominated Swaps:
1  Swap Receive Variable/Pay Fixed
   Notional amounts                 $  2       $ --   $ --   $ --   $ --   $ --      $ --     $  2   $ --
   Variable receive rate = 4.39%
    (3 month CAD BA (d))
   Weighted average pay rate = 5.98%

Other Off-Balance Sheet
 LIBOR-based agreements:
------------------------
Operating leases with trust (e)     $  1       $  1   $  1   $ 41   $ --   $ --      $ --     $ 44   $ 44
 Lease expense                      $  2       $  2   $  2   $  2   $ --   $ --      $ --     $ 8

Trade receivables securitization (f)$ --       $ --   $137   $ --   $ --   $ --      $ --     $137   $137
 Discount on securitization         $  5       $  6   $  5   $ --   $ --   $ --      $ --     $ 16

(a) Fiscal 2002 financial instrument maturities and interest expense relate to the period July 1, 2001 through March 31, 2002.

(b) The variable rate of U.S. revolving credit facilities is based on the London Interbank Offered Rate ("LIBOR") as of June 30, 2001. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of June 30, 2001.

(c) On July 30, 2001, the Company refinanced its revolving credit facilities and concurrently issued $225 million of senior subordinated notes as described in "Liquidity and Capital Resources." As a result of the July 2001 refinancing, the revolving credit facilities existing at June 30, 2001 are presented in the table as maturing in fiscal 2002.

(d) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

(e) The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(f) The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation
---------------------------------------

     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2001, it does not consider those exposures or positions that could arise after that date, including the July 2001 debt refinancing and note issuance which are described in "Liquidity and Capital Resources." In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.


Foreign Currency Rate Risk
--------------------------

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

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended June 30, 2001, in connection with services rendered by an outside consulting firm, the Company granted warrants to the consulting firm to purchase 150,000 shares of the Company's common stock at exercise prices ranging from $11.98 to $14.38 per share. The warrants have a term of three years from the date of grant. No underwriter was involved in the foregoing grant of warrants. The grants were made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in
Section 4 (2) thereof as a transaction by an issuer not involving a public offering. The warrants were acquired for investment and not for distribution by an accredited investor which had access to information respecting the Company and its business.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
    --------

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description
 -----------        -----------

    4.1 Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent.


    11              Calculation of earnings per share


b.  Reports on Form 8-K
    -------------------

     On May 11, 2001, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for its fourth quarter and fiscal year ended March 31, 2001.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Airgas, Inc.
                                              ------------
                                              (Registrant)






Date:  August 14, 2001                       /s/ Robert M. McLaughlin
                                              Robert M. McLaughlin
                                              Vice President and Controller
                                              (Principal Accounting Officer)