Form 10-Q/A
period 2001-06-30
AIRGAS INC
filed 2001-08-24
CIK 804212

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2001

Commission file number:            1-9344


                               AIRGAS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Delaware                           56-0732648
  -------------------------------             ----------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)


259 North Radnor-Chester Road, Suite 100
Radnor, PA                                       19087-5283
----------------------------------------      ----------------
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


Common Stock outstanding at August 23, 2001:  68,810,866 shares

                           EXPLANATORY NOTE
                           ----------------

     Airgas, Inc. (the "Company") is filing this Amendment on Form 10-Q/A to the Company's Form 10-Q for the period ended June 30, 2001, which was originally filed with the Securities and Exchange Commission on August 14, 2001. The Company is amending the previously filed Form 10-Q for the purpose of including Note 13 to the Consolidated Financial Statements for the quarter ended June 30, 2001 under Item 1 of Part I. The information contained in Note 13 consists of supplementary financial information of subsidiary guarantors related to the issuance of senior subordinated notes on July 30, 2001.



Part I.  Financial Information

Item 1.  Financial Statements


                     AIRGAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(13) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
      --------------------------------------------------------------

     On July 30, 2001, the Company refinanced its revolving credit facilities and issued $225 million of senior subordinated notes (the "Notes"). The obligations of the Company under the Notes are guaranteed by the Company's domestic subsidiaries that guarantee the Company's new credit facilities (the "Guarantors"). The Company's joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2001 and March 31, 2001 and for the three-month periods ended June 30, 2001 and 2000.

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

                 Condensed Consolidating Balance Sheet
                       Senior Subordinated Notes
                             June 30, 2001

(In thousands, except
 per share amounts)
                                                            Non-       Elimination
                                  Parent    Guarantors   Guarantors      Entries      Consolidated
                               -------------------------------------------------------------------
ASSETS
Current Assets
Trade receivables, net         $       --   $    4,325     $  77,112  $        --     $   81,437
Intercompany
 receivable/(payable)                 170      (15,726)       15,556           --             --
Inventories, net                       --      153,890         4,080           --        157,970
Deferred income tax asset, net      6,298        4,096            --           --         10,394
Prepaid expenses and other
 current assets                     3,800       10,102         4,972           --         18,874
                               ----------   ----------     ---------  -----------     ----------
   Total current assets            10,268      156,687       101,720           --        268,675

Plant and equipment, net            9,522      672,717        21,316           --        703,555
Goodwill, net                          --      430,055        10,431           --        440,486
Other intangible assets, net        1,207       26,165           208           --         27,580
Investments in unconsolidated
 affiliates                        56,961        6,473            15           --         63,449
Investments in subsidiaries     1,160,027           --            --   (1,160,027)            --
Intercompany
 receivable/(payable)            (116,532)     148,718       (32,186)          --             --
Other non-current assets            3,632       15,685           212           --         19,529
                               ----------   ----------     ---------  -----------     ----------
   Total assets                $1,125,085   $1,456,500     $ 101,716  $(1,160,027)    $1,523,274
                               ==========   ==========     =========  ===========     ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade        $    3,156   $   72,358     $   2,055  $       --      $   77,569
Accrued expenses and other
 current liabilities               44,985       78,212         1,832          --         125,029
Current portion of
 long-term debt                        --       18,543            85          --          18,628
                               ----------   ----------     ---------  ----------      ----------
   Total current liabilities       48,141      169,113         3,972          --         221,226

Long-term debt, excluding
 current portion                  562,541        9,799        27,232          --         599,572
Deferred income tax
 liability, net                    (1,409)     160,822         3,044          --         162,457
Other non-current liabilities       5,788       24,782          (575)         --          29,995
Commitments and contingencies          --           --            --          --              --

Stockholders' Equity
Preferred stock, no par value          --           --            --          --              --
Common stock, par value $.01
 per share                            747            7            --          (7)            747
Capital in excess of par value    189,991      697,141        32,105    (729,246)        189,991
Retained earnings                 369,047      395,135        36,555    (431,690)        369,047
Accumulated other
 comprehensive loss                (4,872)        (239)         (617)        856          (4,872)
Treasury stock                     (4,289)         (60)           --          60          (4,289)
Employee benefits trust           (40,600)          --            --          --         (40,600)
                               ----------   ----------     ---------  ----------      ----------
   Total stockholders' equity     510,024    1,091,984        68,043  (1,160,027)        510,024
                               ----------   ----------     ---------  ----------      ----------
   Total liabilities and
    stockholders' equity       $1,125,085   $1,456,500     $ 101,716 $(1,160,027)     $1,523,274
                               ==========   ==========     =========  ==========      ==========

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

                 Condensed Consolidating Balance Sheet
                       Senior Subordinated Notes
                            March 31, 2001
(In thousands, except
per share amounts)
                                                            Non-       Elimination
                                  Parent    Guarantors   Guarantors      Entries      Consolidated
                               -------------------------------------------------------------------
ASSETS
Current Assets
Trade receivables, net         $       --   $  111,081     $  32,048  $       --      $  143,129
Intercompany
 receivable/(payable)                 170      (14,183)       14,013          --              --
Inventories, net                       --      151,402         3,622          --         155,024
Deferred income tax asset, net      6,297        3,846            --          --          10,143
Prepaid expenses and other
 current assets                    10,167       13,901         1,481          --          25,549
                               ----------   ----------     ---------  ----------      ----------
    Total current assets           16,634      266,047        51,164          --         333,845

Plant and equipment, net            6,851      677,480        20,315          --         704,646
Goodwill, net                          --      429,942        10,115          --         440,057
Other intangible assets, net        1,120       28,345           203          --          29,668
Investments in unconsolidated
 affiliates                        56,656        6,591            15          --          63,262
Investments in subsidiaries     1,197,952           --            --  (1,197,952)             --
Intercompany
 receivable/(payable)            (107,248)      99,842         7,406          --              --
Other non-current assets            5,294        4,311           207          --           9,812
                               ----------   ----------     ---------  -----------     ----------
    Total assets               $1,177,259   $1,512,558     $  89,425 $(1,197,952)     $1,581,290
                               ==========   ==========     =========  ===========     ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade        $    3,339   $   71,045     $   1,953 $        --     $    76,337
Accrued expenses and other
 current liabilities               41,291       88,253         1,329          --         130,873
Current portion of
 long-term debt                    50,000       22,863            82          --          72,945
                               ----------   ----------     ---------  ----------      ----------
    Total current liabilities      94,630      182,161         3,364          --         280,155

Long-term debt, excluding
 current portion                  585,465       10,354        24,845          --         620,664
Deferred income tax
 liability, net                       194      157,906         3,076          --         161,176
Other non-current liabilities         121       22,935          (610)         --          22,446
Commitments and contingencies          --           --            --          --              --

Stockholders' Equity
Preferred stock, no par value          --           --            --          --              --
Common stock, par value $.01
 per share                            744            7            --          (7)            744
Capital in excess of par value    188,629      754,926        31,783    (786,709)        188,629
Retained earnings                 355,596      384,631        27,818    (412,449)        355,596
Accumulated other
 comprehensive loss                (1,153)        (302)         (851)      1,153          (1,153)
Treasury stock                     (3,982)         (60)           --          60          (3,982)
Employee benefits trust           (42,985)          --            --          --         (42,985)
                               ----------   ----------     ---------  ----------      ----------
    Total stockholders' equity    496,849    1,139,202        58,750  (1,197,952)        496,849
                               ----------   ----------     ---------  ----------      ----------
    Total liabilities and
     stockholders' equity      $1,177,259   $1,512,558     $  89,425 $(1,197,952)     $1,581,290
                               ==========   ==========     =========  ==========      ==========

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

                 Condensed Consolidating Statement of Earnings
                       Senior Subordinated Notes
                           Three Months Ended
                             June 30, 2001


                                                             Non-      Elimination
(In thousands)                      Parent   Guarantors   Guarantors     Entries     Consolidated
                                  ---------------------------------------------------------------
Net sales                           $     --   $410,522    $ 5,153     $     --       $415,675

Costs and Expenses
Costs of products sold (excluding
 depreciation and amortization)           --    210,928      1,295           --        212,223
Selling, distribution and
 administrative expenses              13,625    134,407      4,687           --        152,719
Depreciation                             690     14,440        542           --         15,672
Amortization                             110      2,071         96           --          2,277
                                    --------   --------    -------      -------       --------
    Operating Income (Loss)          (14,425)    48,676     (1,467)          --         32,784

Interest (expense) income, net       (12,211)       805        493           --        (10,913)
(Discount) gain on securitization
 of trade receivables                     --    (16,260)    14,768           --         (1,492)
Other income (expense), net           17,166    (17,339)       (20)          --           (193)
Equity in earnings of
 unconsolidated affiliates               562        351         --           --            913
                                    --------   --------    -------      -------       --------
Earnings before income taxes          (8,908)    16,233     13,774           --         21,099
Income tax expense (benefit)          (3,118)     5,728      5,038           --          7,648
Equity in earnings of subsidiaries    19,241         --         --      (19,241)            --
                                    --------   --------    -------     --------       --------
    Net Earnings                    $ 13,451   $ 10,505    $ 8,736     $(19,241)      $ 13,451
                                    ========   ========    =======     ========       ========

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

             Condensed Consolidating Statement of Earnings
                       Senior Subordinated Notes
                           Three Months Ended
                             June 30, 2000

                                                             Non-      Elimination
(In thousands)                      Parent   Guarantors   Guarantors     Entries     Consolidated
                                  ---------------------------------------------------------------
Net sales                           $    --    $403,200    $ 5,798     $     --       $408,998
Costs and Expenses
Costs of products sold (excluding
 depreciation and amortization)          --     213,638      1,558           --        215,196
Selling, distribution and
 administrative expenses              6,783     131,163      2,069           --        140,015
Depreciation                            673      14,983        669           --         16,325
Amortization                             57       6,263         99           --          6,419
                                    --------   --------    -------      -------       --------
    Operating Income (Loss)          (7,513)     37,153      1,403           --         31,043

Interest (expense) income, net      (16,118)        179        174           --        (15,765)
Other income (expense), net          17,040     (16,991)         3           --             52
Equity in earnings of
 unconsolidated affiliates              716         710        (62)          --          1,364
                                    -------    --------    -------      -------       --------
Earnings before taxes                (5,875)     21,051      1,518           --         16,694
Income tax expense (benefit)         (2,307)      8,490        695           --          6,878
Equity in earnings of subsidiaries   13,384          --         --      (13,384)            --
                                    -------    --------    -------     --------       --------
    Net Earnings                    $ 9,816    $ 12,561    $   823     $(13,384)      $  9,816
                                    =======    ========    =======     ========       ========

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

            Condensed Consolidating Statement of Cash Flows
                       Senior Subordinated Notes
                           Three Months Ended
                             June 30, 2001

                                                          Non-      Elimination
(In thousands)                   Parent   Guarantors   Guarantors     Entries     Consolidated
                               ---------------------------------------------------------------
Net cash provided by (used in)
 operating activities            $   4,326  $135,255    $(40,492)      $    --      $  99,089
                                 ---------  --------     -------       -------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures                  (641)  (15,681)       (669)           --        (16,991)
Proceeds from sales of plant
 and equipment                          --       309          --            --            309
Dividends and fees from
 unconsolidated affiliates             562       222          --            --            784
Other, net                           1,398     1,749        (819)           --          2,328
                                 ---------  --------     -------       -------      ---------
Net cash provided by (used in)
  investing activities               1,319   (13,401)     (1,488)           --        (13,570)
                                 ---------  --------     -------       -------      ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from borrowings            54,857        --       2,514            --         57,371
Repayment of debt                 (127,780)   (9,950)       (126)           --       (137,856)
Purchase of treasury stock              --        --          --            --             --
Exercise of stock options              826        --          --            --            826
Cash overdraft                          --    (5,860)         --            --         (5,860)
Inter-company                       66,452  (106,044)     39,592            --             --
                                 ---------  --------     -------       -------      ---------
Net cash provided by (used in)
  financing activities              (5,645) (121,854)     41,980            --        (85,519)
                                 ---------  --------     -------       -------      ---------

CHANGE IN CASH                   $      --  $     --     $    --       $    --      $      --
Cash - Beginning of year                --        --          --            --             --
                                 ---------  --------     -------       -------      ---------
Cash - End of year               $      --  $     --     $    --       $    --      $      --
                                 =========  ========     =======       =======      =========

                     AIRGAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

            Condensed Consolidating Statement of Cash Flows
                       Senior Subordinated Notes
                          Three Months Ended
                             June 30, 2000

                                                          Non-      Elimination
(In thousands)                   Parent   Guarantors   Guarantors     Entries     Consolidated
                               ---------------------------------------------------------------
Net cash provided by operating
 activities                      $  1,383   $ 10,052     $   771       $    --      $ 12,206
                                 --------   --------     -------       -------      --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures                   --    (14,129)       (877)           --       (15,006)
Proceeds from sales of plant
 and equipment                         --        332         188            --           520
Proceeds from divestitures             --        577          --            --           577
Business acquisitions, net of
 cash acquired                         --     (1,034)         --            --        (1,034)
Dividends and fees from
 unconsolidated affiliates             --        800          --            --           800
Other, net                             --      1,131         417            --         1,548
                                 --------   --------     -------       -------      --------
Net cash provided by (used in)
 investing activities                  --    (12,323)       (272)           --       (12,595)
                                 --------   --------     -------       -------      --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from borrowings           58,000         --          --            --        58,000
Repayment of debt                 (43,000)    (6,089)       (398)           --       (49,487)
Purchase of treasury stock        (11,214)        --          --            --       (11,214)
Exercise of stock options             532         --          --            --           532
Cash overdraft                         --      2,558          --            --         2,558
Inter-company                      (5,701)     5,802        (101)           --            --
                                 --------   --------     -------       -------      --------
Net cash provided by (used in)
 financing activities              (1,383)     2,271        (499)           --           389
                                 --------   --------     -------       -------      --------

CHANGE IN CASH                   $     --   $     --     $    --       $    --      $     --
Cash - Beginning of year               --         --          --            --            --
                                 --------   --------     -------       -------      --------
Cash - End of year               $     --   $     --     $    --       $    --      $     --
                                 ========   ========     =======       =======      ========

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Airgas, Inc.
                                            ------------
                                            (Registrant)






Date:  August 24, 2001                      /s/ Robert M. McLaughlin
                                            ------------------------------
                                            Robert M. McLaughlin
                                            Vice President and Controller
                                            (Principal Accounting Officer)