Form 10-Q
period 2001-09-30
AIRGAS INC; AIRGAS DIRECT INDUSTRIAL VESSEL LLC; AIRGAS DATA LLC; CYLINDER LEASING CORP; AIRGAS REALTY INC; ATNL INC; RED D ARC INC; PURITAN MEDICAL PRODUCTS INC; NITROUS OXIDE CORP; AIRGAS SPECIALTY GASES INC
filed 2001-11-13
CIK 804212, 1158067, 1158066, 1158065, 1158064, 1158063, 1158062, 1158061, 1158060, 1158059

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 2001

Commission file number:           1-9344


                               AIRGAS,  INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                               56-0732648
-------------------------------             -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


259 North Radnor-Chester Road, Suite 100
Radnor, PA                                      19087-5283
----------------------------------------        ----------
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
Yes   X     No
    -----      -----


Common Stock outstanding at November 8, 2001:  69,241,743 shares

                               AIRGAS, INC.

                                FORM 10-Q
                            September 30, 2001

                                 INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements of Earnings for the
     Three and Six Months Ended September 30, 2001 and 2000 (Unaudited)....  3

     Consolidated Balance Sheets as of
     September 30, 2001 (Unaudited) and March 31, 2001.....................  4

     Consolidated Statements of Cash Flows for the
     Six Months Ended September 30, 2001 and 2000 (Unaudited)..............  5

     Notes to Consolidated Financial Statements (Unaudited)................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 35

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 38

Item 2.  Changes in Securities and Use of Proceeds......................... 38

Item 4.  Submission of Matters to a Vote of Security Holders............... 39

Item 6.  Exhibits and Reports on Form 8-K.................................. 40

SIGNATURES................................................................. 41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
              (Dollars in thousands, except per share amounts)

                                         Three Months Ended       Six Months Ended
                                            September 30,           September 30,
                                         2001          2000     2001           2000
                                         ------------------     -------------------
NET SALES
     Distribution                        $372,345    $371,059   $750,659    $745,798
     Gas Operations                        39,637      39,038     76,998      73,297
                                          -------     -------    -------     -------
      Total net sales                     411,982     410,097    827,657     819,095
                                          -------     -------    -------     -------
COSTS AND EXPENSES
     Cost of products sold (excluding
      depreciation)
       Distribution                       193,850     198,650    392,753     401,399
       Gas Operations                      14,210      14,437     27,530      26,884
     Selling, distribution and
      administrative expenses             151,235     141,653    303,954     281,668
     Depreciation                          15,774      15,990     31,446      32,314
     Amortization                           2,074       6,321      4,351      12,741
                                          -------     -------    -------     -------
       Total costs and expenses           377,143     377,051    760,034     755,006
                                          -------     -------    -------     -------
OPERATING INCOME
     Distribution                          27,787      26,598     54,358      52,723
     Gas Operations                         7,052       6,448     13,265      11,366
                                          -------     -------    -------     -------
       Total operating income              34,839      33,046     67,623      64,089

Interest expense, net                     (11,850)    (16,306)   (22,763)    (32,071)
Discount on securitization of
 trade receivables                         (1,492)         --     (2,984)         --
Other income (expense), net                    15         405       (178)        457
Equity in earnings of unconsolidated
 affiliates                                 1,317         487      2,230       1,851
                                          -------     -------    -------     -------
  Earnings before income taxes and
   the cumulative effect of a change
   in accounting principle                 22,829      17,632     43,928      34,326
Income taxes                                8,276       7,229     15,924      14,107
                                          -------     -------    -------     -------
  Earnings before the cumulative
   effect of a change in accounting
   principle                               14,553      10,403     28,004      20,219
Cumulative effect of a change in
 accounting principle                          --          --    (59,000)         --
                                          -------     -------    -------     -------
NET EARNINGS (LOSS)                      $ 14,553    $ 10,403   $(30,996)   $ 20,219
                                          =======     =======    =======     =======

Basic earnings per share:
  Earnings per share before the
   cumulative effect of a change in
   accounting principle                  $    .21    $    .16   $    .41    $    .31
  Cumulative effect per share of a
   change in accounting principle              --          --       (.87)         --
                                          -------     -------    -------     -------
Net earnings (loss) per share            $    .21    $    .16   $   (.46)   $    .31
                                          =======     =======    =======     =======

Diluted earnings per share:
   Earnings per share before the
    cumulative effect of a change in
    accounting principle                 $    .21    $    .16   $    .41    $    .30
   Cumulative effect per share of a
    change in accounting principle             --          --       (.87)         --
                                          -------     -------    -------     -------
Net earnings (loss) per share            $    .21    $    .16   $   (.46)   $    .30
                                          =======     =======    =======     =======

Weighted average shares outstanding:
    Basic                                  67,900      65,400     67,600      65,200
                                          =======     =======    =======     =======
    Diluted                                69,500      66,600     68,900      66,900
                                          =======     =======    =======     =======
Comprehensive income                     $ 13,035    $ 10,360   $(36,233)   $ 20,032
                                          =======     =======    =======     =======

See accompanying notes to consolidated financial statements, including Note 2 containing pro forma amounts assuming the retroactive application of the change in accounting principle.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                     (Unaudited)
                                                     September 30,     March 31,
                                                        2001             2001
                                                     -------------     ---------
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $8,857 at September 30, 2001 and
 $7,402 at March 31, 2001                              $   82,949       $  143,129
Inventories, net                                          148,766          155,024
Deferred income tax asset, net                             10,394           10,143
Prepaid expenses and other current assets                  18,933           25,549
                                                        ---------        ---------
     Total current assets                                 261,042          333,845
                                                        ---------        ---------

Plant and equipment, at cost                            1,098,830        1,073,252
Less accumulated depreciation                            (396,547)        (368,606)
                                                        ---------        ---------
     Plant and equipment, net                             702,283          704,646

Goodwill                                                  387,767          440,057
Other intangible assets, net                               25,725           29,668
Investments in unconsolidated affiliates                   64,067           63,262
Other non-current assets                                   29,729            9,812
                                                        ---------        ---------
     Total assets                                      $1,470,613       $1,581,290
                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                                $   70,441       $   76,337
Accrued expenses and other current liabilities            114,058          130,873
Current portion of long-term debt                           8,023           72,945
                                                        ---------        ---------
     Total current liabilities                            192,522          280,155
                                                        ---------        ---------

Long-term debt                                            603,111          620,664
Deferred income taxes, net                                164,422          161,176
Other non-current liabilities                              42,754           22,446
Commitments and contingencies                                  --               --

Stockholders' Equity
Preferred stock, no par value, 20,000 shares
 authorized, no shares issued or outstanding
 at September 30, 2001 and March 31, 2001                      --               --
Common stock, par value $.01 per share, 200,000 shares
 authorized, 74,785 and 74,361 shares issued at
 September 30, 2001 and March 31, 2001, respectively          748              744
Capital in excess of par value                            190,873          188,629
Retained earnings                                         324,600          355,596
Accumulated other comprehensive loss                       (6,390)          (1,153)
Treasury stock, 547 and 516 common shares at cost at
 September 30, 2001 and March 31, 2001, respectively       (4,289)          (3,982)
Employee benefits trust, 5,005 and 5,701 common shares
 at cost at September 30, 2001 and
 March 31, 2001, respectively                             (37,738)         (42,985)
                                                        ---------        ---------
     Total stockholders' equity                           467,804          496,849
                                                        ---------        ---------
     Total liabilities and stockholders' equity        $1,470,613       $1,581,290
                                                        =========        =========

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)

                                                Six Months Ended      Six Months Ended
                                               September 30, 2001    September 30, 2000
                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                $ (30,996)            $  20,219
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                       35,797                45,055
  Deferred income taxes                                5,400                 6,900
  Equity in earnings of unconsolidated affiliates     (2,230)               (1,851)
  Gain on divestitures                                    --                  (526)
  Gains on sales of plant and equipment                 (120)                  (58)
  Stock issued for employee stock purchase plan        3,465                 2,800
  Cumulative effect of a change in accounting
   principle                                          59,000                    --
  Other non-cash charges                                 963                    --
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
  Securitization of trade receivables                 66,000                    --
  Trade receivables, net                              (5,820)               (8,372)
  Inventories, net                                     7,473                (1,944)
  Prepaid expenses and other current assets            6,127                 1,740
  Accounts payable, trade                             (5,896)              (10,651)
  Accrued expenses and other current liabilities      (3,399)                1,200
  Other assets and liabilities, net                     (288)               (3,859)
                                                     -------               -------
   Net cash provided by operating activities         135,476                50,653
                                                     -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (28,324)              (30,959)
  Proceeds from sales of plant and equipment           2,170                 1,346
  Proceeds from divestitures                              --                 7,000
  Business acquisitions, net of cash acquired             --                (1,839)
  Business acquisitions, holdback settlements             --                (1,878)
  Dividends and fees from unconsolidated affiliates    1,528                 1,487
  Other, net                                             537                 2,302
                                                     -------               -------
   Net cash used in investing activities             (24,089)              (22,541)
                                                     -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                           368,628                62,000
  Repayment of debt                                 (460,920)              (75,232)
  Purchase of treasury stock                              --               (11,214)
  Financing costs                                     (8,753)                   --
  Proceeds from exercise of stock options              1,739                   837
  Cash overdraft                                     (12,081)               (4,503)
                                                     -------               -------
   Net cash used in financing activities            (111,387)              (28,112)
                                                     -------               -------

Change in Cash                                     $      --             $      --
  Cash - beginning of period                              --                    --
                                                     -------               -------
  Cash - end of period                             $      --             $      --
                                                     =======               =======
Cash paid during the period for:
  Interest                                         $  24,768             $  32,985
  Income taxes, net of refunds                     $  16,904             $   1,315

See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


 (1)  BASIS OF PRESENTATION
      ---------------------

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 -
50% owned operations where control does not exist or is considered temporary. Prior to the adoption of Statement of Financial Accounting Standards No. 142 as of April 1, 2001 (see Note 2), the excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date was being amortized over 40 years.
Intercompany accounts and transactions are eliminated in consolidation.

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


(2)  ACCOUNTING CHANGES
     ------------------

SFAS 133

     On April 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholder's equity to recognize, at fair value, interest rate swap agreements that are designated as cash-flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

SFAS 141

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position and liquidity of the Company.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(2)  ACCOUNTING CHANGES - (Continued)
     ------------------

SFAS 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company has adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets. Additionally, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142 (see Note 10).

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company determined the fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Distribution segment associated with its industrial tool distribution company, Rutland Tool, was impaired as of April 1, 2001. Conditions that contributed to the goodwill impairment at Rutland included the deterioration of the industrial and machine tool markets since its acquisition and difficulty in achieving expected cross-selling synergies. The resulting business performance made it difficult to justify further investment to achieve the growth originally forecast for the business. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

     Below represents the pro forma amounts, excluding the cumulative effect of a change in accounting principle of $59 million, or $.87 per share, assuming that the application of the change in accounting principle was applied retroactively (Note 10):

                             Three Months Ended     Six Months Ended
                                September 30,          September 30,
                             2001          2000     2001         2000
                             ------------------     -----------------

  Net earnings               $14,553   $13,947      $28,004   $27,323
                              ======    ======       ======    ======
  Basic earnings per share   $   .21   $   .21      $   .41   $   .42
                              ======    ======       ======    ======
  Diluted earnings per       $   .21   $   .21      $   .41   $   .41
                              ======    ======       ======    ======

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(3)  ACQUISITIONS AND DIVESTITURES
     -----------------------------

     On September 29, 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation ("Air Liquide"). The purchase price of $11 million was paid to Air Liquide on October 1, 2001 and resulted in goodwill of approximately $7 million. The operations have annual sales of approximately $10 million and distribute packaged gases and welding hardgoods in the southwestern portion of the United States. Pro forma results are not considered material.

     In October 2001, in a separate transaction, the Company sold two of its nitrous oxide production facilities to Air Liquide. After-tax proceeds from the sale of approximately $10 million will be used to reduce borrowings under the Company's revolving credit facilities. The Company expects to recognize a gain on the transaction in its fiscal 2002 third quarter. The nitrous oxide facilities generated approximately $7 million in annual sales. The Company has retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide.


(4)  EARNINGS PER SHARE
     ------------------

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and contingently issuable shares.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 2001 and 2000:

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
(In thousands)                   2001          2000     2001        2000
                                 ------------------     ----------------
Weighted average common shares
 outstanding:
   Basic                          67,900    65,400       67,600    65,200
    Stock options and warrants     1,600       400        1,300       400
    Contingently issuable shares      --       800           --     1,300
                                  ------    ------       ------    ------
   Diluted                        69,500    66,600       68,900    66,900
                                  ======    ======       ======    ======

     Contingently issuable shares represented the issuance of Company common stock in connection with a prior year acquisition.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(5)  TRADE RECEIVABLES SECURITIZATION
     --------------------------------

     In December 2000, the Company entered into a three-year securitization agreement with two commercial banks to sell up to $150 million of certain qualifying trade receivables. As collections reduce the previously sold interests, new receivables may be sold up to $150 million. During the six months ended September 30, 2001, the Company sold, net of its retained interest, $894 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $754.8 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $139.2 million at September 30, 2001 and $73.2 million at March 31, 2001.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $45 million and $26 million is included in "Trade receivables" in the accompanying Consolidated Balance Sheets at September 30, 2001 and March 31, 2001, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.


(6)  INVENTORIES
     -----------

      Inventories consist of:
                                   (Unaudited)
                                  September 30,    March 31,
(In thousands)                       2001            2001
                                  -------------    ---------
Finished goods                      $148,226        $154,385
Raw materials                            540             639
                                     -------         -------
                                    $148,766        $155,024
                                     =======         =======

     Net inventories determined by the LIFO inventory method totaled $14.9 million and $19.1 million at September 30, 2001 and March 31, 2001, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.4 million and $1.5 million higher at September 30, 2001 and March 31, 2001, respectively.

                       AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     ----------------------------------------------

     Accrued expenses and other current liabilities include:

                                           (Unaudited)
                                           September 30,     March 31,
      (In thousands)                          2001             2001
                                           -------------     ---------
   Cash overdraft                           $ 12,364          $ 24,445
   Accrued payroll and employee benefits      23,754            24,989
   Insurance reserves                         19,330            15,596
   Restructuring reserves                      4,198             5,157
   Other accrued expenses and current
    liabilities                               54,412            60,686
                                             -------           -------
                                            $114,058          $130,873
                                             =======           =======

     The cash overdraft is attributable to the float of the Company's outstanding checks. The restructuring reserves were established in conjunction with the cost reduction plan initiated in the fourth quarter of fiscal 2001. The decrease in the restructuring reserves is due to cash payments related to severance paid to employees and the exiting of facilities.


(8)  DEBT REFINANCING AND NOTE ISSUANCE
     ----------------------------------

     On July 30, 2001, the Company refinanced its existing revolving credit facilities due December 5, 2002 with new bank credit facilities (the "new credit facilities") under a credit agreement with a syndicate of lenders. The new credit facilities consist of revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32 million), including letters of credit. The new credit facilities will mature on July 30, 2006. At September 30, 2001, the Company had borrowings under the new credit facilities of approximately $137 million and $42 million Canadian (US $26 million). The Company also had commitments under letters of credit supported by the new credit facilities of approximately $44 million. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $120 million at September 30, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At September 30, 2001, the effective interest rates on borrowings under the new credit facilities were 4.98% on U.S. borrowings and 4.07% on Canadian borrowings. Borrowings under the new credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are also guaranteed by Canadian subsidiaries. Should the Company's long-term senior unsecured debt ratings be reduced by one level, the Company will be required to pledge 100% of the stock of the domestic guarantors and 65% of the stock of the Canadian guarantors for the benefit of the syndicate of lenders. If the Company's long-term senior unsecured debt ratings are reduced by two or more levels, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The new credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and restrictions on certain additional borrowings, the payment of dividends and the repurchase of common stock.

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(8)  DEBT REFINANCING AND NOTE ISSUANCE - (Continued)
     ----------------------------------

     On July 30, 2001, concurrent with the refinancing of its revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). Subsequent to September 30, 2001, the Company exchanged the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. The notes contain covenants that restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities (see Note 14).


(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ---------------------------------------------

     The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At September 30, 2001, the Company had a notional amount of $230 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities and operating leases to fixed interest rate instruments. The scheduled maturities of these cash flow hedging instruments are fiscal 2002, $62 million; fiscal 2003, $128 million; and fiscal 2005, $40 million. Through September 30, 2001, the Company has recorded the change in fair value of the fixed interest rate swap agreements of $1.3 million to accumulated other comprehensive income
(loss). The net additional interest payments made under these swap agreements during the quarter were recognized in interest expense.
Over the next 12 months, the Company expects to reclassify approximately $6.1 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as payments under the swap agreements mature.

     In connection with the issuance of the senior subordinated notes, the Company entered into two variable interest rate swap agreements with a total notional amount of $75 million. At September 30, 2001, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate Medium Term Notes to variable rate debt. The fair value of these variable interest rate swap agreements and the adjusted carrying value of the hedged portion of the Medium Term Notes at September 30, 2001 was $9.8 million. There is no ineffectiveness associated with the Company's variable interest rate swap agreements, and therefore, changes in the fair value of the swap agreements are completely offset by changes in the fair value of the hedged portion of the Medium Term Notes.

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(10)  GOODWILL AND OTHER INTANGIBLE ASSETS
      ------------------------------------

     As described in Note 2, the Company adopted SFAS 142 as of April 1, 2001. The following table reconciles the prior year's reported operating income, equity in earnings of unconsolidated affiliates, earnings before the cumulative effect of a change in accounting principle and net income to their respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of SFAS 142. Current period results, adjusted for a cumulative effect of a change in accounting principle, are presented for comparative purposes.

                                                          Three Months Ended     Six Months Ended
                                                             September 30,          September 30,
(In thousands, except per share amounts)                  2001          2000     2001         2000
                                                          ------------------     -----------------
OPERATING INCOME:
  Distribution segment                                     $27,787   $26,598      $54,358   $52,723
  Gas Operations segment                                     7,052     6,448       13,265    11,366
                                                            ------    ------       ------    ------
  Total reported operating income                           34,839    33,046       67,623    64,089
                                                            ------    ------       ------    ------

  Add back: Distribution goodwill amortization                  --     3,032           --     6,117
  Add back: Gas Operations goodwill amortization                --       534           --     1,067
                                                            ------    ------       ------    ------
  Add back: Total goodwill amortization                         --     3,566           --     7,184
                                                            ------    ------       ------    ------

  Adjusted Distribution operating income                    27,787    29,630       54,358    58,840
  Adjusted Gas Operations operating income                   7,052     6,982       13,265    12,433
                                                            ------    ------       ------    ------
  Adjusted total operating income                          $34,839   $36,612      $67,623   $71,273
                                                            ======    ======       ======    ======
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES:
  Reported equity in earnings of unconsolidated affiliates $ 1,317   $   487      $ 2,230   $ 1,851
  Add back: equity method goodwill amortization                 --       426           --       852
                                                            ------    ------       ------    ------
  Adjusted equity in earnings of unconsolidated affiliates $ 1,317   $   913      $ 2,230   $ 2,703
                                                            ======    ======       ======    ======
EARNINGS BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE:
 Reported earnings before the cumulative effect of a
  change in accounting principle                           $14,553   $10,403      $28,004   $20,219
 Add back: goodwill amortization after-tax                      --     3,544           --     7,104
                                                            ------    ------       ------    ------
 Reported earnings before the cumulative effect of a
  change in accounting principle                           $14,553   $13,947      $28,004   $27,323
                                                            ======    ======       ======    ======
NET INCOME:
 Reported net income (loss)                                $14,553   $10,403     $(30,996)  $20,219
 Add back: goodwill amortization after-tax                      --     3,544           --     7,104
 Cumulative effect of a change in accounting principle          --        --       59,000        --
                                                            ------    ------       ------    ------
 Adjusted net income                                       $14,553   $13,947     $ 28,004   $27,323
                                                            ======    ======       ======    ======
BASIC EARNINGS PER SHARE:
 Reported net income (loss)                                $   .21   $   .16     $   (.46)  $   .31
 Goodwill amortization after-tax                                --       .05           --       .11
 Cumulative effect of a change in accounting principle          --        --          .87        --
                                                            ------    ------       ------    ------
 Adjusted net income                                       $   .21   $   .21     $    .41   $   .42
                                                            ======    ======       ======    ======
DILUTED EARNINGS PER SHARE:
 Reported net income (loss)                                $   .21   $   .16     $   (.46)  $   .30
 Goodwill amortization after-tax                                --       .05           --       .11
 Cumulative effect of a change in accounting principle          --        --          .87        --
                                                            ------    ------       ------    ------
 Adjusted net income                                       $   .21   $   .21     $    .41   $   .41
                                                            ======    ======       ======    ======

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(10)  GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)
      ------------------------------------

     Changes in the carrying amount of goodwill for the six months ended September 30, 2001, were as follows:

                                 Distribution   Gas Operations
(In thousands)                      Segment        Segment       Total
                                 ------------   --------------   -----
Balance at March 31, 2001         $364,943         $75,114        $440,057
  Acquisitions                       6,789              --           6,789
  Cumulative effect of a change
   in accounting principle         (59,000)             --         (59,000)
  Foreign currency translation
   and other adjustments               (76)             (3)            (79)
                                   -------          ------         -------
Balance at September 30, 2001     $312,656         $75,111        $387,767
                                   =======          ======         =======

     Other intangible assets amounted to $25.7 million (net of accumulated amortization of $77.6 million) and $29.7 million (net of accumulated amortization of $73.1 million) at September 30, 2001 and March 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows ($ in millions): 2002 - $8.8; 2003
- $5.6; 2004 - $4.8; 2005 - $3.3; and 2006 - $2.2.


(11)  STOCKHOLDERS' EQUITY
      --------------------

     Changes in stockholders' equity were as follows:
                                                                   Employee
                                   Shares of Common     Treasury   Benefits
(In thousands of shares)         Stock $.01 Par Value     Stock     Trust
                                 --------------------   --------   --------
Balance-March 31, 2001                74,361              516      5,701
Common stock issuance (a)                424               --         --
Purchase of treasury stock                --               31         --
Reissuance of stock from Trust (c)        --               --       (696)
                                      ------            -----      -----
Balance-September 30, 2001            74,785              547      5,005
                                      ======            =====      =====

(a)  Issuance of common stock for stock option exercises.

(c) Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(11)  STOCKHOLDERS' EQUITY - (Continued)
      --------------------

                                                                 Accumulated
                                        Capital in                  Other                  Employee   Compre-
                               Common   Excess of    Retained   Comprehensive   Treasury   Benefits   hensive
(In thousands of dollars)       Stock   Par Value    Earnings       Loss         Stock      Trust     Income
                               ------   ----------   --------   -------------   --------   --------   -------
Balance-March 31, 2001         $ 744     $188,629     $355,596     $(1,153)     $(3,982)   $(42,985)  $     --
Net earnings (loss)               --           --      (30,996)         --           --          --    (30,996)
Common stock issuance (a)          4        1,735           --          --           --          --         --
Foreign currency
 translation adjustments          --           --           --         (49)          --          --        (49)
Purchase of treasury stock        --           --           --          --         (307)         --         --
Cumulative effect of a change
 in accounting principle (b)      --           --           --      (6,664)          --          --     (6,664)
Net change in fair value of
 interest rate swap agreements    --           --           --      (1,304)          --          --     (1,304)
Reissuance of common stock
 from Trust (c)                   --       (1,782)          --          --           --       5,247         --
Issuance of warrants (d)          --          963           --          --           --          --         --
Net tax benefit of
 comprehensive income items       --           --           --       2,780           --          --      2,780
Tax benefit from stock
 option exercises                 --        1,328           --          --           --          --         --
                                ----      -------      -------      ------       ------     -------    -------
Balance-September 30, 2001     $ 748     $190,873     $324,600     $(6,390)     $(4,289)   $(37,738)  $(36,233)
                                ====      =======      =======      ======       ======     =======    =======

(a)  Issuance of common stock for stock option exercises.
(b)  Recognition of the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 in the period (see Notes 2 and 9).
(c)  Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.
(d)  The Company granted warrants to purchase 300,000 shares of the Company's common stock to an outside consulting firm for services rendered during the six months ended September 30, 2001.
     The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $16.59 per share.  The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes pricing model, was $963 thousand, which the Company expensed during the six months ended September 30, 2001.


2001 EMPLOYEE STOCK PURCHASE PLAN

     On August 2, 2001, the Company's stockholders approved the 2001 Employee Stock Purchase Plan (the "2001 Plan"). The 2001 Plan is authorized to issue up to 1.5 million shares of Company common stock and contains essentially the same terms and conditions as the Company's previous 1998 Employee Stock Purchase Plan.

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(12)  COMMITMENTS AND CONTINGENCIES
      -----------------------------

Litigation

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company anticipates that additional discovery and pretrial motions will be completed by the end of May 2002, and that a trial on the merits will begin in July 2002. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.


(13)  SUMMARY BY BUSINESS SEGMENT
      ---------------------------

     Information related to the Company's operations by business segment for the three months ended September 30, 2001 and 2000 follows:

                                 Three Months Ended                      Three Months Ended
                                 September 30, 2001                      September 30, 2000
                                       Gas                                     Gas
(In thousands)       Distribution   Operations   Combined    Distribution   Operations   Combined
                     ------------   ----------   --------    ------------   ----------   --------
Gas and rent          $  171,817     $   38,976  $  210,793   $  160,307     $   38,220  $  198,527
Hardgoods                200,528            661     201,189      210,752            818     211,570
                       ---------      ---------   ---------    ---------      ---------   ---------
   Total net sales       372,345         39,637     411,982      371,059         39,038     410,097

Intersegment sales            --          8,413       8,413           --          7,944       7,944

Gross profit             178,495         25,427     203,922      172,409         24,601     197,010
Gross profit margin         47.9%          64.1%       49.5%        46.5%          63.0%       48.0%

Operating income          27,787          7,052      34,839       26,598          6,448      33,046

Earnings before income
 taxes                    18,711          4,118      22,829       13,527          4,105      17,632

Assets                 1,269,746        200,867   1,470,613    1,500,827        223,560   1,724,387

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(13)  SUMMARY BY BUSINESS SEGMENT - (Continued)
      ---------------------------

     Information related to the Company's operations by business segment for the six months ended September 30, 2001 and 2000 follows:

                                Six Months Ended                         Six Months Ended
                                September 30, 2001                       September 30, 2000
(In thousands)                         Gas                                     Gas
                      Distribution  Operations   Combined    Distribution   Operations    Combined
                      ------------  ----------   --------    ------------   ----------    --------
Gas and rent          $  345,292    $    75,782  $  421,074   $  318,904    $   71,714   $  390,618
Hardgoods                405,367          1,216     406,583      426,894         1,583      428,477
                       ---------     ----------   ---------    ---------     ---------    ---------
   Total net sales       750,659         76,998     827,657      745,798        73,297      819,095

Intersegment sales            --         17,251      17,251           --        16,313       16,313

Gross profit             357,906         49,468     407,374      344,399        46,413      390,812
Gross profit margin         47.7%          64.2%       49.2%        46.2%         63.3%        47.7%

Operating income          54,358         13,265      67,623       52,723        11,366       64,089

Earnings before income
taxes and cumulative
effect of an accounting
change                    36,353          7,575      43,928       27,892         6,434       34,326

Assets                 1,269,746        200,867   1,470,613    1,500,827       223,560    1,724,387


 (a)  Financial results for the three and six month periods ended September 30, 2001 do not include goodwill amortization expense as a result of adopting SFAS 142 as of April 1, 2001 (see Note 2).  See Note 10
      for a reconciliation of prior period financial results as reported to financial results adjusted to exclude goodwill amortization expense.



(14)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
      ----------------------------------------------------------------------

     As described in Note 8, on July 30, 2001, the Company refinanced its revolving credit facilities and issued $225 million of Notes. The obligations of the Company under the Notes are guaranteed by the Company's domestic subsidiaries that guarantee the Company's new credit facilities (the "Guarantors"). The Company's joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2001 and March 31, 2001 and for the six-months ended
September 30, 2001 and 2000. On August 31, 2001, two Non-guarantor entities were merged into the parent. These entities were holding companies through which the Company managed its operations in Poland and Thailand. The operations in Poland and Thailand were divested in fiscal 2000. The two Non-guarantor entities' net assets of $42,692 were transferred to the parent.

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                 Condensed Consolidating Balance Sheet
                          September 30, 2001

                                                             Non-           Elimination
(In thousands)                     Parent     Guarantors     Guarantors     Entries         Consolidated
                                   ------     ----------     ----------     -----------     ------------
ASSETS
Current Assets
Trade receivables, net            $       --  $    4,458     $   78,491    $        --      $   82,949
Intercompany receivable/(payable)        170     (24,946)        24,776             --              --
Inventories, net                          --     145,091          3,675             --         148,766
Deferred income tax asset, net         6,298       4,096             --             --          10,394
Prepaid expenses and other
 current assets                        1,012      17,305            616             --          18,933
                                   ---------   ---------      ---------     ----------       ---------
   Total current assets                7,480     146,004        107,558             --         261,042

Plant and equipment, net              10,295     671,533         20,455             --         702,283
Goodwill                                  --     377,671         10,096             --         387,767
Other intangible assets, net             896      24,811             18             --          25,725
Investments in unconsolidated
 affiliates                           57,637       6,430             --             --          64,067
Investments in subsidiaries        1,115,105          --             --     (1,115,105)             --
Intercompany receivable/(payable)   (125,078)    194,269        (69,191)            --              --
Other non-current assets              24,536       5,001            192             --          29,729
                                   ---------   ---------      ---------     ----------       ---------
   Total assets                   $1,090,871  $1,425,719     $   69,128    $(1,115,105)     $1,470,613
                                   =========   =========      =========     ==========       =========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade           $      937  $   67,736     $    1,768    $        --      $   70,441
Accrued expenses and other
 current liabilities                  47,409      66,504            145             --         114,058
Current portion of long-term debt         --       7,941             82             --           8,023
                                   ---------   ---------      ---------     ----------       ---------
   Total current liabilities          48,346     142,181          1,995             --         192,522

Long-term debt, excluding
 current portion                     566,978       9,408         26,725             --         603,111
Deferred income tax liability, net       195     156,430          7,797             --         164,422
Other non-current liabilities          7,548      36,071           (865)            --          42,754
Commitments and contingencies             --          --             --             --              --

Stockholders' Equity
Preferred stock, no par value             --          --             --             --              --
Common stock, par value $.01
 per share                               748          --             --             --             748
Capital in excess of par value       190,873     733,731          8,224       (741,955)        190,873
Retained earnings                    324,600     348,224         26,127       (374,351)        324,600
Accumulated other comprehensive
 loss                                 (6,390)       (326)          (875)         1,201          (6,390)
Treasury stock                        (4,289)         --             --             --          (4,289)
Employee benefits trust              (37,738)         --             --             --         (37,738)
                                   ---------   ---------      ---------     ----------       ---------
Total stockholders' equity           467,804   1,081,629         33,476     (1,115,105)        467,804

Total liabilities and
 stockholders' equity             $1,090,871  $1,425,719     $   69,128    $(1,115,105)     $1,470,613
                                   =========   =========      =========     ==========       =========

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                 Condensed Consolidating Balance Sheet
                            March 31, 2001

                                                             Non-           Elimination
(In thousands)                     Parent     Guarantors     Guarantors     Entries         Consolidated
                                   ------     ----------     ----------     -----------     ------------
ASSETS
Current Assets
Trade receivables, net            $       --  $  111,081     $   32,048    $        --      $  143,129
Intercompany receivable/(payable)        170     (14,183)        14,013             --              --
Inventories, net                          --     151,402          3,622             --         155,024
Deferred income tax asset, net         6,297       3,846             --             --          10,143
Prepaid expenses and other
 current assets                       10,167      13,901          1,481             --          25,549
                                   ---------   ---------      ---------     ----------       ---------
   Total current assets               16,634     266,047         51,164             --         333,845

Plant and equipment, net               6,851     677,480         20,315             --         704,646
Goodwill                                  --     429,942         10,115             --         440,057
Other intangible assets, net           1,120      28,345            203             --          29,668
Investments in unconsolidated
 affiliates                           56,656       6,591             15             --          63,262
Investments in subsidiaries        1,197,952          --             --     (1,197,952)             --
Intercompany receivable/(payable)   (107,248)     99,842          7,406             --              --
Other non-current assets               5,294       4,311            207             --           9,812
                                   ---------   ---------      ---------     ----------       ---------
   Total assets                   $1,177,259  $1,512,558     $   89,425    $(1,197,952)     $1,581,290
                                   =========   =========      =========     ==========       =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade           $    3,339  $   71,045     $    1,953    $        --      $   76,337
Accrued expenses and other
 current liabilities                  41,291      88,253          1,329             --         130,873
Current portion of long-term debt     50,000      22,863             82             --          72,945
                                   ---------   ---------      ---------     ----------       ---------
   Total current liabilities          94,630     182,161          3,364             --         280,155


Long-term debt, excluding
 current portion                     585,465      10,354         24,845             --         620,664
Deferred income tax liability, net       194     157,906          3,076             --         161,176
Other non-current liabilities            121      22,935           (610)            --          22,446
Commitments and contingencies             --          --             --             --              --

Stockholders' Equity
Preferred stock, no par value             --          --             --             --              --
Common stock, par value $.01
 per share                               744           7             --             (7)            744
Capital in excess of par value       188,629     754,926         31,783       (786,709)        188,629
Retained earnings                    355,596     384,631         27,818       (412,449)        355,596
Accumulated other comprehensive
 loss                                 (1,153)       (302)          (851)         1,153          (1,153)
Treasury stock                        (3,982)        (60)            --             60          (3,982)
Employee benefits trust              (42,985)         --             --             --         (42,985)
                                   ---------   ---------      ---------     ----------       ---------
Total stockholders' equity        $  496,849  $1,139,202     $   58,750    $(1,197,952)     $  496,849

Total liabilities and
 stockholders' equity             $1,177,259  $1,512,558     $   89,425    $(1,197,952)     $1,581,290
                                   =========   =========      =========     ==========       =========

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

               Condensed Consolidating Statement of Earnings
                            Six Months Ended
                           September 30, 2001

                                                               Non-           Elimination
(In thousands)                       Parent     Guarantors     Guarantors     Entries         Consolidated
                                     ------     ----------     ----------     -----------     ------------

Net sales                          $     --     $ 817,404      $  10,253      $     --         $ 827,657
Costs and Expenses
Costs of products sold
 (excluding depreciation)                --       417,797          2,486            --           420,283
Selling, distribution and
 administrative expenses             26,723       267,691          9,540            --           303,954
Depreciation                          1,508        28,856          1,082            --            31,446
Amortization                            129         4,222             --            --             4,351
                                    -------      --------       --------       -------          --------
   Operating Income (Loss)          (28,360)       98,838         (2,855)           --            67,623

Interest (expense) income, net      (25,934)        2,461            710            --           (22,763)
(Discount) gain on securitization
 of trade receivables                    --       (32,563)        29,579            --            (2,984)
Other income (expense), net          34,358       (34,423)          (113)           --              (178)
Equity in earnings of
 unconsolidated affiliates            1,465           765             --            --             2,230
                                    -------      --------       --------       -------          --------
Earnings (loss) before income
 taxes and a cumulative effect of
 a change in accounting principle   (18,471)       35,078         27,321            --            43,928
Income tax benefit (expense)          6,465       (12,486)        (9,903)           --           (15,924)
Equity in earnings of subsidiaries  (18,990)           --             --        18,990                --
Cumulative effect of a change in
 accounting principle                    --       (59,000)            --            --           (59,000)
                                    -------      --------       --------       -------          --------
   Net Earnings (Loss)             $(30,996)    $ (36,408)     $  17,418      $ 18,990         $ (30,996)
                                    =======      ========       ========       =======          ========

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

               Condensed Consolidating Statement of Earnings
                           Six Months Ended
                          September 30, 2000

                                                               Non-           Elimination
(In thousands)                       Parent     Guarantors     Guarantors     Entries         Consolidated
                                     ------     ----------     ----------     -----------     ------------
Net sales                          $     --     $ 807,542      $  11,553      $     --         $ 819,095
Costs and Expenses
Costs of products sold
 (excluding depreciation)                --       425,371          2,912            --           428,283
Selling, distribution and
 administrative expenses             14,868       262,447          4,353            --           281,668
Depreciation                          1,315        29,650          1,349            --            32,314
Amortization                            113        12,429            199            --            12,741
                                    -------      --------       --------       -------          --------
   Operating Income (Loss)          (16,296)       77,645          2,740            --            64,089

Interest (expense) income, net      (33,106)          551            484            --           (32,071)
Other income (expense), net          34,450       (33,975)           (18)           --               457
Equity in earnings of
 unconsolidated affiliates              714         1,287           (150)           --             1,851
                                    -------      --------       --------       -------          --------
Earnings before taxes               (14,238)       45,508          3,056            --            34,326
Income tax benefit (expense)          4,983       (17,714)        (1,376)           --           (14,107)
Equity in earnings of subsidiaries   29,474            --             --       (29,474)               --
                                    -------      --------       --------       -------          --------
   Net Earnings                    $ 20,219     $  27,794      $   1,680      $(29,474)        $  20,219
                                    =======      ========       ========       =======          ========

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

              Condensed Consolidating Statement of Cash Flows
                            Six Months Ended
                           September 30, 2001

                                                               Non-           Elimination
(In thousands)                       Parent     Guarantors     Guarantors     Entries         Consolidated
                                     ------     ----------     ----------     -----------     ------------
Net cash provided by (used in)
 operating activities              $ (10,779)   $ 185,562      $(39,307)      $     --         $ 135,476
                                    --------     --------       -------        -------          --------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures                      --      (27,254)       (1,070)            --           (28,324)
Proceeds from sale of plant
 and equipment                            --        2,160            10             --             2,170
Dividends and fees from
 unconsolidated affiliates             1,465           63            --             --             1,528
Other, net                             3,126       (5,150)        2,561             --               537
                                    --------     --------       -------        -------          --------
Net cash provided by (used in)
 investing activities                  4,591      (30,181)        1,501             --           (24,089)
                                    --------     --------       -------        -------          --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from borrowings             366,089           --         2,539             --           368,628
Repayment of debt                   (434,575)     (25,686)         (659)            --          (460,920)
Financing costs                       (8,753)          --            --             --            (8,753)
Exercise of stock options              1,739           --            --             --             1,739
Cash overdraft                            --      (12,081)           --             --           (12,081)
Inter-company                         81,688     (117,614)       35,926             --                --
                                    --------     --------       -------        -------          --------
Net cash provided by (used in)
 financing activities                  6,188     (155,381)       37,806             --          (111,387)
                                    --------     --------       -------        -------          --------

CHANGE IN CASH                     $      --    $      --      $     --       $     --         $      --
Cash - Beginning of year                  --           --            --             --                --
                                    --------     --------       -------        -------          --------
Cash - End of year                 $      --    $      --      $     --       $     --         $      --
                                    ========     ========       =======        =======          ========

                      AIRGAS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

              Condensed Consolidating Statement of Cash Flows
                             Six Months Ended
                            September 30, 2000

                                                               Non-           Elimination
(In thousands)                       Parent     Guarantors     Guarantors     Entries         Consolidated
                                     ------     ----------     ----------     -----------     ------------
Net cash provided by (used in)
 operating activities              $  (3,125)   $  50,500      $  3,278       $     --         $  50,653
                                    --------     --------       -------        -------          --------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures                      --      (28,916)       (2,043)            --           (30,959)
Proceeds from sale of plant
 and equipment                           258          376           712             --             1,346
Proceeds from divestitures                --           --         7,000             --             7,000
Business acquisitions, net of
 cash acquired                            --       (1,839)           --             --            (1,839)
Business acquisitions,
 holdback settlement                      --       (1,878)           --             --            (1,878)
Dividends and fees from
 unconsolidated affiliates               714          773            --             --             1,487
Other, net                             5,012       (7,090)        4,380             --             2,302
                                    --------     --------       -------        -------          --------
Net cash provided by (used in)
 investing activities                  5,984      (38,574)       10,049             --           (22,541)
                                    --------     --------       -------        -------          --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from borrowings              62,000           --            --             --            62,000
Repayment of debt                    (63,000)     (10,387)       (1,845)            --           (75,232)
Purchase of treasury stock           (11,214)          --            --             --           (11,214)
Exercise of stock options                837           --            --             --               837
Cash overdraft                            --       (4,503)           --             --            (4,503)
Inter-company                          8,518        2,964       (11,482)            --                --
                                    --------     --------       -------        -------          --------
Net cash used in financing
 activities                           (2,859)     (11,926)      (13,327)            --           (28,112)
                                    --------     --------       -------        -------          --------

CHANGE IN CASH                     $      --    $      --      $     --       $     --         $      --
Cash - Beginning of year                  --           --            --             --                --
                                    --------     --------       -------        -------          --------
Cash - End of year                 $      --    $      --      $     --       $     --         $      --
                                    ========     ========       =======        =======          ========

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                        THE THREE MONTHS ENDED SEPTEMBER 30, 2000

INCOME STATEMENT COMMENTARY

Net Sales
---------

     Net sales increased 0.5% in the quarter ended September 30, 2001 ("current quarter") compared to the quarter ended September 30, 2000 ("prior year quarter"). Total Company same-store sales increased 0.9% in the current quarter versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

                     Three Months Ended
(In thousands)          September 30,
Net Sales            2001          2000      Increase
                     -------------------   -------------
Distribution         $372,345   $371,059   $1,286   0.3%
Gas Operations         39,637     39,038      599   1.5%
                      -------    -------    -----
                     $411,982   $410,097   $1,885   0.5%
                      =======    =======    =====

     The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $1.3 million (0.3%) resulting from gas and rent same-store sales growth of $11.5 million (7.2%), offset by a decline in hardgoods sales of $10.2 million (-4.9%). Price increases implemented during the current fiscal year as well as during fiscal 2001 were the primary drivers of gas and rent same-store sales growth. The Company will continue to focus on price increases as contract terms and market conditions permit to maintain acceptable margins and help offset rising costs. Continued success in sales initiatives such as strategic accounts and strategic product sales also contributed to same-store sales growth. Strategic account sales (sales to large customers with multiple locations) were $40 million in the current quarter, representing an 8% increase over the prior year quarter. The Company is on track with its fiscal 2002 forecast of strategic account sales of at least $160 million.
Strategic products sales growth was driven by higher volumes of medical, bulk and specialty gases. The decline in hardgoods same-store sales was driven by lower volumes of tools and welding products reflecting the continued weak industrial environment, particularly with regard to the metal fabrication and machine tool markets. Partially offsetting the decline in tools and welding hardgoods, safety product sales grew 8% to $67 million reflecting continued success of cross-selling initiatives as well as growth through the Company's telemarketing sales channel.

      Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling and the production of food and beverages, and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Sales increased $599 thousand compared to the prior year quarter as a result of same-store sales growth, partially offset by a divestiture. Gas Operations' same-store sales increased $2.2 million (6.0%) primarily from price increases and higher volumes of dry ice and liquid carbon dioxide. The divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline (the "Jackson Dome pipeline") in the fourth quarter of fiscal 2001 offset the sales increase by $1.6 million.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross Profits
-------------

     Gross profits, excluding depreciation expense, increased 3.5% and the gross profit margin increased 150 basis points to 49.5% during the current quarter compared to the prior year quarter.

                      Three Months Ended
(In thousands)           September 30,
Gross Profits         2001          2000      Increase
                      -------------------   ------------
Distribution          $178,495   $172,409   $6,086   3.5%
Gas Operations          25,427     24,601      826   3.4%
                       -------    -------    -----
                      $203,922   $197,010   $6,912   3.5%
                       =======    =======    =====

     The increase in Distribution gross profits of $6.1 million primarily resulted from same-store gross profit growth of gas and rent of $8.7 million (7.5%), partially offset by a decline in hardgoods gross profits of $2.6 million (-4.2%). The Distribution segment's gross profit margin of 47.9% in the current quarter increased 140 basis points from 46.5% in the prior year quarter as a result of a shift in sales mix towards higher margin gas and rent sales and price increases.

     The increase in Gas Operations' gross profits of $826 thousand resulted from same-store gross profit growth, partially offset by a reduction in gross profits associated with the divestiture of the Jackson Dome pipeline. Same-store gross profits grew 13.5% primarily from improved gross margins from price increases implemented during the current and prior fiscal years and higher volumes of dry ice and liquid carbon dioxide. Gas Operations' gross profit margin of 64.1% increased 110 basis points from 63.0% in the prior year quarter.

Operating Expenses
------------------

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $9.6 million (6.8%) compared to the prior year quarter primarily from higher costs associated with the Company's "Project One" initiative, personnel costs, and health and workers' compensation insurance. The Company's "Project One" initiative is focused on improving certain operational and administrative processes, and added incremental costs of approximately $4 million during the current quarter. As a percentage of net sales, operating expenses increased 220 basis points to 36.7% compared to 34.5% in the prior year quarter. Project One costs contributed 90 basis points to the rise in operating expenses as a percentage of net sales. The operating expense percentage of net sales of 36.7% in the current quarter was consistent with the quarter ended June 30, 2001.

     Amortization expense was $2.1 million in the current quarter compared to $6.3 million in the prior year quarter. On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The decrease in amortization expense was due to the adoption of SFAS 142, which resulted in the Company no longer amortizing goodwill.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income
----------------

     Operating income decreased 4.8% during the current quarter compared to the prior year quarter, adjusted to exclude the amortization of goodwill.

                     Three Months Ended
(In thousands)          September 30,
                                Adjusted                        As reported
Operating Income     2001       2000 (a)   Increase(Decrease)      2000
                     -------------------   ------------------   -----------
Distribution         $27,787    $29,630     $(1,843)  (6.2%)     $26,598
Gas Operations         7,052      6,982          70    1.0%        6,448
                      ------     ------      ------               ------
                     $34,839    $36,612     $(1,773)  (4.8%)     $33,046
                      ======     ======      ======               ======

(a) Operating income for the quarter ended September 30, 2000 has been adjusted for comparative purposes to exclude the amortization of goodwill (see Note 10 to the Financial Statements).

     The Distribution segment's operating income margin decreased 50 basis points to 7.5% in the current quarter compared to 8.0% in the prior year quarter, as adjusted. This decrease in the Distribution segment's operating income margin was primarily attributable to Project One costs, the majority of which were allocated to the Distribution segment. Increases in other operating expenses were largely offset by increases in gross profits as discussed above. The Distribution segment's operating income margin in the current quarter of 7.5% improved on a sequential basis compared to 7.0% in the first quarter ended June 30, 2001.

     Gas Operations' operating income margin was relatively flat at 17.8% in the current quarter compared to 17.9% in the prior year quarter. On a sequential basis, Gas Operations' operating income margin of 17.8% in the current quarter improved compared to 16.6% in the quarter ended
June 30, 2001, reflecting higher selling prices and volume gains leveraging fixed manufacturing costs.

Interest Expense and Discount on Securitization of Trade Receivables
--------------------------------------------------------------------

     Interest expense, net, and the discount on securitization of trade receivables totaled $13.3 million representing a decrease of $3 million (-18.2%) compared to the prior year quarter. The decrease resulted from lower average debt levels and lower weighted-average interest rates. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Lower weighted-average interest rates resulted from lower prevailing market rates related to the Company's variable rate debt.

     In December 2000, the Company entered into a trade receivables securitization agreement with two commercial banks to sell up to $150 million of certain qualifying trade receivables. The amount of outstanding receivables under the agreement was $139.2 million at September 30, 2001. Net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in "Liquidity and Capital Resources" and in Note 8 to the Financial Statements, on July 30, 2001, the Company refinanced its variable rate revolving credit facilities and concurrently issued fixed rate senior subordinated notes. The Company's refinancing strategy also included the securitization of trade receivables, which helped diversify its funding sources. The Company refinanced its debt facilities prior to their maturity in December 2002 to take advantage of current favorable market conditions. Interest expense, net, and the discount on securitization of trade receivables in the current quarter of $13.3 million increased $900 thousand compared to $12.4 million in the quarter ended June 30, 2001. The sequential quarter over quarter increase in interest expense was primarily due to higher borrowing costs resulting from the debt refinancing and note issuance.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Equity in Earnings of Unconsolidated Affiliates
-----------------------------------------------

     Equity in earnings of unconsolidated affiliates of $1.3 million increased $830 thousand compared to $487 thousand in the prior year quarter primarily due to higher joint venture earnings related to National Welders Supply ("National Welders") and the absence of goodwill amortization in the current year period. Adjusting for the impact of SFAS 142, equity earnings in the prior year quarter were $913 thousand.

Income Tax Expense
------------------

     The effective income tax rate was 36.3% of pre-tax earnings in the current quarter compared to 41.0% in the prior year quarter. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142 and the elimination of non-deductible goodwill amortization expense in the current quarter. Adjusting the prior year for the pro forma impact of SFAS 142, the effective income tax rate was 35.5%.

Net Earnings
------------

     Net earnings for the quarter ended September 30, 2001 were $14.6 million, or $.21 per diluted share, compared to $10.4 million, or $.16 per diluted share, in the prior year quarter. Adjusting for the pro forma impact of SFAS 142, net earnings were $.21 per diluted share in the prior year quarter.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:  SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                        THE SIX MONTHS ENDED SEPTEMBER 30, 2000

INCOME STATEMENT COMMENTARY

Net Sales
---------

     Net sales increased 1.0% in the six months ended September 30, 2001 ("current period") compared to the six months ended September 30, 2000 ("prior year period"). Total Company same-store sales increased 1.3% in the current period versus the prior year period.

                     Six Months Ended
(In thousands)         September 30,
Net Sales            2001        2000         Increase
                     ------------------    --------------
Distribution         $750,659  $745,798    $4,861   0.7%
Gas Operations         76,998    73,297     3,701   5.0%
                      -------   -------     -----
                     $827,657  $819,095    $8,562   1.0%
                      =======   =======     =====

     Distribution sales increased $4.9 million primarily resulting from same-store sales growth. Distribution same-store sales increased $4.6 million (0.6%) resulting from gas and rent sales growth of $26.3 million (8.2%), offset by a decline in hardgoods sales of $21.7 million (-5.1%). Gas and rent same-store sales growth was primarily driven by price increases implemented during the current period as well as during the latter half of fiscal 2001. The price increases were levied in response to rising costs. Sales initiatives such as strategic accounts (sales to large customers with multiple locations) also contributed to same-store sales growth. Strategic account sales reached approximately $80 million, an increase of 11% over the prior year period, which is in line with the Company's fiscal 2002 forecast of $160 million. Gas and rent sales were driven by higher volumes of medical, bulk and specialty gases, and welder equipment rentals. The decline in hardgoods sales was driven by lower sales volumes of tools and welding products reflecting the continued weak industrial environment. Partially offsetting the decline in tool and welding hardgoods sales, safety product sales grew 7% to approximately $134 million reflecting continued success of cross-selling initiatives through the Company's distribution network.

     Gas Operations' sales increased $3.7 million compared to the prior year period resulting from same-store sales growth, partially offset by a divestiture. Gas Operations' same-store sales increased $6.4 million (9.1%) primarily from price increases and higher volumes of dry ice and liquid carbon dioxide. The divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001 offset the sales increase by $2.7 million. The Company anticipates that sales of the Gas Operations segment will decline in the latter half of fiscal 2002 compared to the first half of fiscal 2002 resulting from the seasonal impact of cooler temperatures, which reduces the demand for dry ice and liquid carbon dioxide.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross Profits
-------------

     Gross profits, excluding depreciation expense, increased 4.2% and the gross profit margin increased 150 basis points to 49.2% in the current period compared to the prior year period.

                     Six Months Ended
(In thousands)         September 30,
Gross Profits        2001        2000         Increase
                     ----------------      --------------
Distribution         $357,906  $344,399    $13,507   3.9%
Gas Operations         49,468    46,413      3,055   6.6%
                      -------   -------     ------
                     $407,374  $390,812    $16,562   4.2%
                      =======   =======     ======

     The increase in Distribution gross profits of $13.5 million primarily resulted from same-store gross profit growth from gas and rent of $18.9 million (8.2%), partially offset by a decline in hardgoods gross profits of $5.4 million (-4.4%). The Distribution segment's gross profit margin of 47.7% in the current period increased 150 basis points from 46.2% in the prior year period primarily due to price increases and a shift in sales mix towards higher margin gas and rent sales.

  The increase in Gas Operations' gross profits of $3.1 million resulted from same-store gross profit growth, partially offset by the divestiture of the Jackson Dome pipeline. Same-store gross profit growth of 15.1% was primarily due to improved gross margins from price increases implemented during the current and prior fiscal years and higher volumes of dry ice and liquid carbon dioxide. Gas Operations' gross profit margin of 64.2% increased 90 basis points from 63.3% in the prior year period.

Operating Expenses
------------------

     Operating expenses increased $22.3 million (7.9%) compared to the prior year period primarily from higher costs associated with the Company's "Project One" initiative, personnel costs, and health and workers' compensation insurance. The Company's "Project One" initiative added incremental costs of approximately $8 million during the current period. As a percentage of net sales, operating expenses increased 230 basis points to 36.7% compared to 34.4% in the prior year period. Project One costs contributed 95 basis points to the rise in operating expenses as a percentage of net sales.

     Amortization expense was $4.4 million in the current period compared to $12.7 million in the prior year period. The decrease in amortization expense was due to the adoption of SFAS 142, which resulted in the Company discontinuing the amortization of goodwill.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Income
----------------

     Operating income decreased 5.1% in the current period compared to the prior year period, adjusted to exclude the amortization of goodwill.

                     Six Months Ended
(In thousands)         September 30,
                                Adjusted                        As reported
Operating Income     2001       2000 (a)   Increase(Decrease)      2000
                     -------------------   ------------------   -----------
Distribution         $54,358    $58,840    $(4,482)  (7.6%)      $52,723
Gas Operations        13,265     12,433        832    6.7%        11,366
                      ------     ------     ------                ------
                     $67,623    $71,273    $(3,650)  (5.1%)      $64,089
                      ======     ======     ======                ======

(a) Operating income for the six months ended September 30, 2000 has been adjusted for comparative purposes to exclude the amortization of goodwill (see Note 10 to the Financial Statements).

     The Distribution segment's operating income margin decreased 70 basis points to 7.2% in the current period compared to 7.9% in the prior year period, as adjusted. The operating income margin decrease was primarily attributable to Project One costs and increases in other operating expenses, as discussed above, partially offset by higher gross profits.

 Gas Operations' operating income margin increased 20 basis points to 17.2% in the current period compared to 17.0% in the prior year period, as adjusted, primarily from higher gross profits from price and volume increases related to dry ice and liquid carbon dioxide.

Interest Expense and Discount on Securitization of Trade Receivables
--------------------------------------------------------------------

     Interest expense, net, and the discount on securitization of trade receivables totaled $25.7 million representing a decrease of $6.3 million (-19.7%) compared to the prior year period. The decrease resulted from lower average debt levels and lower weighted-average interest rates. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Lower weighted-average interest rates resulted from lower prevailing market rates related to the Company's variable rate debt.

     In December 2000, the Company entered into a trade receivables securitization agreement with two commercial banks to sell up to $150 million of certain qualifying trade receivables. The amount of outstanding receivables under the agreement was $139.2 million at September 30, 2001. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Equity in Earnings of Unconsolidated Affiliates
-----------------------------------------------

     Equity in earnings of unconsolidated affiliates of $2.2 million increased approximately $300 thousand compared to $1.9 million in the prior year period primarily due to the absence of goodwill amortization in the current period related to the adoption of SFAS 142. Adjusting for the impact of SFAS 142, equity earnings in the prior year period were $2.7 million.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income Tax Expense
------------------

     The effective income tax rate was 36.3% of pre-tax earnings in the current period compared to 41.1% in the prior year period. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142 and the elimination of non-deductible goodwill amortization expense in the current year period. Adjusting the prior year for the pro forma impact of SFAS 142, the effective income tax rate was 35.5%.

Cumulative Effect of a Change in Accounting Principle
-----------------------------------------------------

     In connection with the adoption of SFAS 142, the Company performed an evaluation of goodwill as of April 1, 2001. The results of the evaluation indicated that goodwill of one reporting unit, Rutland Tool, was impaired. The Company measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)
-------------------

     The net loss for the six month period ended September 30, 2001 was $31 million, or $.46 per diluted share, compared to net earnings of $20.2 million, or $.30 per diluted share, in the prior year period.
Net earnings for the six month period ended September 30, 2001, excluding the cumulative effect of a change in accounting principle, were flat at $.41 per diluted share as compared to the prior year period, adjusted for the pro forma impact of SFAS 142.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
----------

     Net cash provided by operating activities totaled $135.5 million for the six months ended September 30, 2001 compared to $50.7 million in the prior year period. The increase in cash provided by operating activities was primarily driven by the sale of trade receivables. Net earnings, adjusted for non-cash items, including the cumulative effect of a change in accounting priniciple, were $71.3 million in the current period compared to $72.5 million in the prior year period. The sale of trade receivables under the trade receivables securitization program, described below, provided cash of $66 million in the current period. Working capital and other assets and liabilities, net, used cash of $1.8 million in the current period compared to a use of cash of $21.8 million in the prior year period. Cash flow provided by operating activities was primarily used to reduce borrowings under the Company's revolving credit facilities and to fund capital expenditures.

     Cash used in investing activities totaled $24.1 million during the current period and primarily consisted of capital expenditures. The Company anticipates capital spending within a range of $65 to $70 million during fiscal 2002, including costs associated with the Project One initiative. As discussed below, financing activities used cash of $111.4 million primarily for the net repayment of $92.3 million of debt. The reduction in debt was principally the result of the sale of receivables under the Company's securitization program and cash from operations.

     Cash on hand at the end of each period presented was zero. On a daily basis depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

     The Company expects to continue to look for appropriate acquisitions of distributors while it focuses on reducing its financial leverage. Capital expenditures and any future acquisitions are expected to be funded by cash from operations, revolving credit facilities and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     The Company does not currently pay dividends.

Financial Instruments
---------------------

     On July 30, 2001, the Company refinanced its revolving credit facilities due December 5, 2002 with new bank credit facilities under a credit agreement with a syndicate of lenders. The new credit facilities consist of unsecured revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32 million) under a credit agreement with a maturity date of July 30, 2006. At September 30, 2001, the Company had borrowings under the credit agreement of approximately $137 million and $42 million Canadian (US $26 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $44 million at September 30, 2001. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $120 million at September 30, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At September 30, 2001, the effective interest rates on borrowings under the new credit facilities were 4.98% on U.S. borrowings and 4.07% on Canadian borrowings.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Borrowings under the new revolving credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are guaranteed by Canadian subsidiaries. Should the Company's long-term senior unsecured debt ratings be reduced by one level, the Company will be required to pledge 100% of the stock of the domestic guarantors and 65% of the stock of the Canadian guarantors for the benefit of the syndicate of lenders. If the Company's long-term senior unsecured debt ratings are reduced by two or more levels, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

     On July 30, 2001, concurrent with the refinancing of the new revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). Subsequent to September 30, 2001, the Company exchanged the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. The notes contain covenants that restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities.

     In addition to the senior subordinated notes, the Company had the following medium-term notes outstanding at September 30, 2001: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. At September 30, 2001, the Company's long-term debt also included acquisition notes and other long-term debt instruments of approximately $38 million with interest rates ranging from 6.0% to 9.0%. During the quarter ended September 30, 2001, the Company refinanced $50 million of medium-term notes and $7 million of acquisition notes due September 2001 with borrowings under the Company's new credit facilities.

     The Company manages its exposure to changes in market interest rates. In connection with the issuance of the senior subordinated notes, the Company entered into two variable interest rate swap agreements in August 2001 with a total notional amount of $75 million. At September 30, 2001, the Company was party to a total of 15 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $385 million in notional principal amount at September 30, 2001. Ten swap agreements with approximately $230 million in notional principal amount require fixed interest payments based on an average effective rate of 6.63% and mature over periods ranging between one and four years. Five swap agreements with $155 million in notional principal amount require variable interest payments based on an average rate of 5.29% at September 30, 2001 and mature over periods ranging between two and ten years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 66% to 34% at September 30, 2001.

Trade Receivables Securitization
--------------------------------

     In December 2000, the Company entered into a three-year securitization agreement with two commercial banks to sell up to $150 million of certain qualifying trade receivables. As collections reduce the previously sold interests, new receivables may be sold up to $150 million. During the six months ended September 30, 2001, the Company sold, net of its retained interest, $894 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $754.8 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $139.2 million at September 30, 2001 and $73.2 million at March 31, 2001.

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER

New Accounting Pronouncements
-----------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS 143 on its results of operations, financial position and liquidity.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS 144 on its results of operations, financial position and liquidity.

Forward-looking Statements
--------------------------

 This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the success of the Company's sales initiatives, including strategic products and accounts, in continuing sales growth; the achievement of strategic product sales of $160 million in fiscal 2002; the effect of price increases on sales growth; the Company's expectation that continued sales growth and the impact of price increases will help to offset increases in product costs and operating expenses; the ability of the Company to continue raising prices to maintain acceptable margins and offset rising costs; the seasonal impact of cooler temperatures on Gas Operations' sales in the second half of fiscal 2002; the ultimate outcome of the Praxair, Inc. lawsuit; the timing, scope and success of the Company's "Project One" initiative designed to improve certain operational and administrative processes; the Company's expectation that capital spending will be in the range of $65 to $70 million in fiscal 2002; the funding of future acquisitions and capital expenditures through the use of cash flow from operations, revolving credit facilities, and other financing alternatives; the identification of acquisition candidates; future sources of financing for unanticipated requirements; the effect on the Company of higher interest rates and/or changes in the Company's credit rating; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products and accounts; the Company's inability to control operating expenses and the potential impact of higher operating expenses in future periods; the inability of the Company's "Project One" initiative to improve operational and administrative processes; higher than estimated expenses related to Project One; adverse changes in customer buying patterns; market acceptance of price increases; the inability of price increases and sales growth to offset any increases in product costs and operating expenses; the impact of higher than anticipated consulting expenses on future results; an economic downturn (including adverse changes in the specific markets for the Company's products); the impact of weather and cooler temperatures on the sales of the Gas Operations segment;

                      AIRGAS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions and capital expenditures; higher interest rates in future periods and/or downgrades of the Company's credit rating; the inability to identify acquisition candidates; a higher or lower than expected level of capital spending in fiscal 2002; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; higher than estimated legal fees related to the Praxair, Inc. lawsuit; an unfavorable outcome of the Praxair, Inc. lawsuit; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 66% to 34% at September 30, 2001. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of `A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of September 30, 2001. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

                                         Fiscal Year of Maturity
                            ------------------------------------------------------------------------
(In millions)                                                                                Fair
                            2002(a)  2003    2004    2005    2006    2007 Thereafter Total   Value
                            ------------------------------------------------------------------------
Fixed Rate Debt:
----------------
Medium-term notes           $ --     $ --    $ 75    $ --    $ --    $100     $ --    $175    $171
 Interest expense           $  7     $ 13    $ 13    $  8    $  8    $  4     $ --    $ 53
 Average interest rate      7.49%    7.49%   7.49%   7.75%   7.75%   7.75%

Acquisition and  other notes                $  6     $  1    $ 22    $  1    $  6    $  1     $ --    $ 37    $ 38
 Interest expense           $  1     $  2    $  2    $  1    $  1    $ --     $ --    $  7
 Average interest rate      7.55%    7.55%   7.58%   7.75%   7.96%   8.50%

Senior subordinated notes   $ --     $ --    $ --    $ --    $ --    $ --     $225    $225    $228
 Interest expense           $ 10     $ 21    $ 21    $ 21    $ 21    $ 21     $ 92    $207
 Interest rate              9.125%   9.125%  9.125%  9.125%  9.125%  9.125%   9.125%

Variable Rate Debt:
-------------------
Revolving credit facilities $ --     $ --    $ --    $ --    $ --    $163     $ --    $163    $163
 Interest expense           $  4     $  8    $  8    $  8    $  8    $  5     $ --    $ 41
 Interest rate (b)          4.83%    4.83%   4.83%   4.83%   4.83%   4.83%

Other notes                 $ --     $ --    $ --    $  1    $ --    $ --     $ --    $  1    $  1
 Average interest rate                               6.50%

                                                  Fiscal Year of Maturity
                                       ------------------------------------------------------------------------
(In millions)                                                                                           Fair
                                       2002(a)  2003    2004    2005    2006    2007 Thereafter Total   Value
                                       ------------------------------------------------------------------------
Interest Rate Swaps:
--------------------
US $ denominated Swaps:
9 Swaps Receive Variable/Pay Fixed
  Notional amounts                     $ 60     $128    $ --    $ 40    $ --    $ --     $ --    $228    $  9
  Swap payments/(receipts)             $  4     $  5    $  1    $  1    $ --    $ --     $ --    $ 11
  Variable receive rate = 3.49%
    (3 month LIBOR)
  Weighted average pay rate = 6.63%

5 Swaps Receive Fixed/Pay Variable
  Notional amounts                     $ --     $ --    $ 30    $ --    $ --    $ 50     $ 75    $155    $(10)
  Swap payments/(receipts)             $ (2)    $ (4)   $ (4)   $ (3)   $ (3)   $ (3)    $ (8)   $(27)
  Weighted average receive rate = 8.05%
  Variable pay rate = 5.29%
    (6 month LIBOR)

Canadian $ denominated Swaps:
1 Swap Receive Variable/Pay Fixed
  Notional amounts                     $  2     $ --    $ --    $ --    $ --    $ --     $ --    $  2    $ --
  Variable receive rate = 4.39%
    (3 month CAD BA (c))
  Weighted average pay rate = 5.98%

Other Off-Balance Sheet
LIBOR-based agreements:
-----------------------
Operating leases with trust (d)        $ --    $  1    $  1    $ 41    $ --    $ --     $ --    $ 43    $ 43
  Lease expense                        $  1    $  2    $  2    $  2    $ --    $ --     $ --    $  7

Trade receivables securitization (e)   $ --    $ --    $139    $ --    $ --    $ --     $ --    $139    $139
 Discount on securitization            $  3    $  6    $  4    $ --    $ --    $ --     $ --    $ 13

(a) Fiscal 2002 financial instrument maturities and interest expense relate to the period October 1, 2001 through March 31, 2002.

(b) The variable rate of U.S. revolving credit facilities is based on the London Interbank Offered Rate ("LIBOR") as of September 30, 2001. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of September
30, 2001.

(c) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

(d) The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(e) The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.


Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2001, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama. The complaint alleged tortious interference with business or contractual relations with respect to Praxair's Right of First Refusal contract with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleges breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In the North Carolina action, Praxair seeks compensatory damages in excess of $10 thousand, punitive damages and other unspecified relief. The Company anticipates that additional discovery and pretrial motions will be completed by the end of May 2002, and that a trial on the merits will begin in July 2002. The Company believes that Praxair's North Carolina claims are without merit and intends to defend vigorously against such claims.

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


Item 2.  Changes in Securities and Use of Proceeds

     During the six months ended September 30, 2001, in connection with services rendered by an outside consulting firm, the Company granted warrants to the consulting firm to purchase 300,000 shares of the Company's common stock at exercise prices ranging from $11.98 to $16.59 per share. The warrants have a term of three years from the date of grant. No underwriter was involved in the foregoing grant of warrants. The grants were made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4 (2) thereof as a transaction by an issuer not involving a public offering. The warrants were acquired for investment and not for distribution by an accredited investor which had access to information respecting the Company and its business.

     On July 30, 2001, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). The principal underwriters were Goldman, Sachs & Co.; Banc of America Securities LLC; Fleet Securities, Inc.; BNY Capital Markets, Inc.; and CIBC World Markets Corp. Net of underwriting discounts and commissions, the Company received proceeds from the Notes issuance of approximately $219 million, which were used to reduce borrowings under its then existing revolving credit facilities. Subsequent to September 30, 2001, the Company exchanged all of the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act under a Form S-4 registration statement (No. 333-68722) with an effective date of September 17, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on August 2, 2001, where the following actions were taken:

 (a) The stockholders voted to elect W. Thacher Brown, Frank B. Foster, III, and Peter McCausland to the Board of Directors. The votes cast for each Director were as follows:


                                          No. of Shares
                                 ------------------------------
                                 For           Withheld/Against
                                 ---           ----------------
          W. Thacher Brown       67,990,298    1,586,438
          Frank B. Foster, III   67,988,908    1,587,828
          Peter McCausland       67,851,928    1,724,808


      In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: James W. Hovey, John A. H. Shober, Paula A. Sneed, David M. Stout, Lee M. Thomas, and Robert L. Yohe.

 (b) The stockholders voted to ratify the selection of KPMG LLP as the Company's independent auditors. The votes cast in regard to the action were as follows:

                                                No. of Shares
                                 -----------------------------------------
                                 For           Withheld/Against    Abstain
                                 ---           ----------------    -------
                                 68,799,445    629,768             147,523

 (c) The stockholders voted to approve the 2001 Employee Stock Purchase Plan. The votes cast in regard to the action were as follows:

                                                No. of Shares
                                 -----------------------------------------
                                 For           Withheld/Against    Abstain
                                 ---           ----------------    -------
                                 67,474,931    1,920,880           180,925

 (d) The stockholders voted against a proposal submitted by a stockholder that requested the Company's Board of Directors to identify and develop strategic alternatives to maximize stockholder value, including a potential sale of the Company or similar corporate transaction with a strategic partner. The votes cast in regard to the proposal were as follows:

                                     No. of Shares
               -----------------------------------------------------------
               For         Withheld/Against    Abstain    Broker Non-Votes
               ---         ----------------    -------    ----------------
               5,550,745   54,451,745          377,187    9,197,059

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
    --------

     The following exhibit is being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.     Description
 -----------     -----------

     11          Calculation of earnings per share

b.  Reports on Form 8-K
    -------------------

     On July 13, 2001, the Company filed a Form 8-K pursuant to Item 5, announcing its intent to sell senior subordinated notes due 2011. Concurrent with the notes offering, the Company also announced its intent to obtain a new revolving credit facility for which the Company had received commitments of $400 million. Net proceeds from the notes offering, together with initial borrowings under the new revolving credit facility, would then be used to refinance the loans outstanding under the Company's then existing credit facilities. Pursuant to Item 9, the Company also disclosed certain information to be utilized in connection with the notes offering.

     On July 17, 2001, the Company filed a Form 8-K pursuant to Item 5, announcing preliminary results for its first quarter ended June 30, 2001.

     On July 25, 2001, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for its first quarter ended June 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.                         AIRGAS EAST, INC.
(Registrant)                         AIRGAS GREAT LAKES, INC.
                                     AIRGAS MID AMERICA, INC.
                                     AIRGAS NORTH CENTRAL, INC.
BY: /s/ Robert M. McLaughlin         AIRGAS SOUTH, INC.
    Robert M. McLaughlin             AIRGAS GULF STATES, INC.
    Vice President & Controller      AIRGAS MID SOUTH, INC.
   (Principal Accounting Officer)    AIRGAS INTERMOUNTAIN, INC.
                                     AIRGAS NORPAC, INC.
                                     AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
                                     AIRGAS SOUTHWEST, INC.
                                     AIRGAS WEST, INC.
                                     AIRGAS SAFETY, INC.
                                     RUTLAND TOOL & SUPPLY CO., INC.
                                     AIRGAS CARBONIC, INC.
                                     AIRGAS SPECIALTY GASES, INC.
                                     NITROUS OXIDE CORP.
                                     PURITAN MEDICAL PRODUCTS, INC.
                                     RED-D-ARC, INC.
                                     AIRGAS REALTY, INC.
                                     CYLINDER LEASING CORP.
                                     ATNL, INC.
                                     AIRGAS DATA, LLC
                                     ________________________________________
                                     (Co-Registrants)

                                     BY: /s/ Robert M. McLaughlin
                                         Robert M. McLaughlin
                                         Vice President
                                        (Principal Accounting Officer)


                                     AIRGAS DIRECT INDUSTRIAL VESSEL, LLC
                                     ________________________________________
                                     (Co-Registrant)

                                     BY: /s/ Robert M. McLaughlin
                                         Robert M. McLaughlin
                                         President and Member
                                        (Principal Accounting Officer)

DATED:     November 13, 2001