Form 10-Q
period 2001-12-31
AIRGAS INC; AIRGAS DATA LLC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS NOR PAC INC; AIRGAS REALTY INC; ATNL INC; RED D ARC INC; PURITAN MEDICAL PRODUCTS INC; NITROUS OXIDE CORP; AIRGAS SPECIALTY GASES INC
filed 2002-02-13
CIK 804212, 1158066, 1158053, 1158052, 1158064, 1158063, 1158062, 1158061, 1158060, 1158059

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2001

Commission file number:           1-9344


                                AIRGAS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                   56-0732648
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


  259 North Radnor-Chester Road, Suite 100
  Radnor, PA                                         19087-5283
 -----------------------------------------           ----------
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


Common Stock outstanding at February 12, 2002:  69,765,715 shares

                               AIRGAS, INC.

                                FORM 10-Q
                            December 31, 2001

                                  INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Statements of Earnings
 for the Three and Nine Months Ended December 31, 2001 and 2000(Unaudited).. 3


 Consolidated Balance Sheets
 as of December 31, 2001 (Unaudited) and March 31, 2001..................... 4


 Consolidated Statements of Cash Flows
 for the Nine Months Ended December 31, 2001 and 2000(Unaudited)............ 5

 Notes to Consolidated Financial Statements (Unaudited)..................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........36

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................39

Item 2.  Changes in Securities and Use of Proceeds..........................39

Item 6.  Exhibits and Reports on Form 8-K...................................39

SIGNATURES..................................................................40

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       AIRGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)

                                           Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                           2001          2000     2001         2000
                                           ------------------     --------------------
Net sales
 Distribution                            $ 357,769  $ 359,721   $1,108,428  $1,105,519
 Gas Operations                             34,664     35,249      111,662     108,546
                                          --------   --------    ---------   ---------
          Total net sales                  392,433    394,970    1,220,090   1,214,065
                                          --------   --------    ---------   ---------
Costs and expenses
 Cost of products sold
  (excluding depreciation)
     Distribution                          181,824    190,319      574,577     591,718
     Gas Operations                         11,966     12,458       39,496      39,342
 Selling, distribution and
  administrative expenses                  149,529    145,112      453,483     426,780
 Depreciation                               16,051     15,686       47,497      48,000
 Amortization                                1,869      5,153        6,220      17,894
                                          --------   --------    ---------   ---------
          Total costs and expenses         361,239    368,728    1,121,273   1,123,734
                                          --------   --------    ---------   ---------
Operating income
 Distribution                               25,711     22,038       80,069      74,761
 Gas Operations                              5,483      4,204       18,748      15,570
                                          --------   --------    ---------   ---------
          Total operating income            31,194     26,242       98,817      90,331
                                          --------   --------    ---------   ---------

Interest expense, net                      (12,448)   (15,597)     (35,211)    (47,668)
Discount on securitization of
 trade receivables                          (1,063)      (137)      (4,047)       (137)
Other income, net                            1,971        352        1,793         809
Equity in earnings of unconsolidated
 affiliates                                    645        455        2,875       2,306
                                          --------   --------    ---------   ---------
  Earnings before income taxes and the
   cumulative effect of a change in
   accounting principle                     20,299     11,315       64,227      45,641
Income taxes                                 8,454      4,639       24,378      18,746
                                          --------   --------    ---------   ---------
  Earnings before the cumulative effect
   of a change in accounting principle      11,845      6,676       39,849      26,895

Cumulative effect of a change in
 accounting principle                           --         --      (59,000)         --
                                          --------   --------    ---------   ---------
Net earnings (loss)                      $  11,845  $   6,676   $  (19,151) $   26,895
                                          ========   ========    =========   =========
Basic earnings per share:
  Earnings per share before the
   cumulative effect of a change in
   accounting principle                  $     .17  $     .10   $      .59  $      .41
  Cumulative effect per share of a
   change in accounting principle               --         --         (.87)         --
                                          --------   --------    ---------   ---------
  Net earnings (loss) per share          $     .17  $     .10   $     (.28) $      .41
                                          ========   ========    =========   =========
Diluted earnings per share:
  Earnings per share before the
   cumulative effect of a change in
   accounting principle                  $     .17  $     .10   $      .57  $      .40
  Cumulative effect per share of a
   change in accounting principle               --         --         (.85)         --
                                          --------   --------    ---------   ---------
  Net earnings (loss) per share          $     .17  $     .10   $     (.28) $      .40
                                          ========   ========    =========   =========

Weighted average shares outstanding:
  Basic                                     68,300     66,500       67,900      65,700
                                          ========   ========    =========   =========
  Diluted                                   70,300     67,200       69,400      67,000
                                          ========   ========    =========   =========
Comprehensive income                     $  12,579  $   6,700   $  (23,654) $   26,732
                                          ========   ========    =========   =========

See accompanying notes to consolidated financial statements, including Note 2 containing pro forma amounts assuming the retroactive application of the change in accounting principle.

                       AIRGAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                 (Unaudited)
                                                 December 31,     March 31,
                                                    2001            2001
                                                 -----------      --------
ASSETS
Current Assets
Trade receivables, less allowances for doubtful
 accounts of $8,917 at December 31, 2001 and
 $7,402 at March 31, 2001                         $   62,818      $  143,129
Inventories, net                                     154,534         155,024
Deferred income tax asset, net                        10,394          10,143
Prepaid expenses and other current assets             23,572          25,549
                                                   ---------       ---------
     Total current assets                            251,318         333,845
                                                   ---------       ---------

Plant and equipment, at cost                       1,102,109       1,073,252
Less accumulated depreciation                       (404,722)       (368,606)
                                                   ---------       ---------
     Plant and equipment, net                        697,387         704,646

Goodwill                                             384,099         440,057
Other intangible assets, net                          23,771          29,668
Investments in unconsolidated affiliates              64,028          63,262
Other non-current assets                              25,421           9,812
                                                   ---------       ---------
     Total assets                                 $1,446,024      $1,581,290
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade                           $   60,560      $   76,337
Accrued expenses and other current liabilities       122,558         130,873
Current portion of long-term debt                      7,793          72,945
                                                   ---------       ---------
     Total current liabilities                       190,911         280,155
                                                   ---------       ---------

Long-term debt, excluding current portion            572,116         620,664
Deferred income taxes, net                           169,029         161,176
Other non-current liabilities                         30,210          22,446
Commitments and contingencies                             --              --

Stockholders' Equity
Preferred stock, no par value, 20,000 shares
 authorized, no shares issued or outstanding at
 December 31, 2001 and March 31, 2001                     --              --
Common stock, par value $.01 per share,
 200,000 shares authorized, 74,868 and 74,361
 shares issued at December 31, 2001 and
 March 31, 2001, respectively                            749             744
Capital in excess of par value                       192,369         188,629
Retained earnings                                    336,445         355,596
Accumulated other comprehensive loss                  (5,656)         (1,153)
Treasury stock, 547 and 516 common shares at
 cost at December 31, 2001 and March 31, 2001,
 respectively                                         (4,289)         (3,982)
Employee benefits trust, 4,756 and 5,701 common
 shares at cost at December 31, 2001 and March 31,
 2001, respectively                                  (35,860)        (42,985)
                                                   ---------       ---------
     Total stockholders' equity                      483,758         496,849
                                                   ---------       ---------
     Total liabilities and stockholders' equity   $1,446,024      $1,581,290
                                                   =========       =========
See accompanying notes to consolidated financial statements.

                       AIRGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                                 Nine Months Ended    Nine Months Ended
                                                 December 31, 2001    December 31, 2000
                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                  $ (19,151)          $  26,895
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                         53,717              65,894
  Deferred income taxes                                  9,574              11,550
  Equity in earnings of unconsolidated affiliates       (2,875)             (2,306)
  Net gain on divestitures                              (1,916)               (751)
  (Gains) losses on sales of plant and equipment           278                (158)
  Stock issued for employee stock purchase plan          5,463               4,194
  Cumulative effect of a change in
   accounting principle                                 59,000                  --
  Other non-cash charges                                 1,068                  --
Changes in assets and liabilities, excluding
 effects of business acquisitions and divestitures:
  Securitization of trade receivables                   65,400              71,659
  Trade receivables, net                                14,229               1,615
  Inventories, net                                       1,270              (3,458)
  Prepaid expenses and other current assets              1,719               4,024
  Accounts payable, trade                              (15,777)            (19,836)
  Accrued expenses and other current liabilities         4,378               4,717
  Other assets and liabilities, net                        240              (4,420)
                                                      --------            --------
   Net cash provided by operating activities           176,617             159,619
                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (41,340)            (47,878)
  Proceeds from sales of plant and equipment             2,909               2,227
  Proceeds from divestitures                            10,200               7,506
  Business acquisitions, net of cash acquired          (11,268)             (2,139)
  Business acquisitions, holdback settlements               --              (2,284)
  Dividends and fees from unconsolidated affiliates      2,217               2,713
  Other, net                                               886               2,257
                                                      --------            --------
   Net cash used in investing activities               (36,396)            (37,598)
                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                             420,005             111,000
  Repayment of debt                                   (540,151)           (219,207)
  Purchase of treasury stock                                --             (11,214)
  Financing costs                                       (8,753)                 --
  Proceeds from exercise of stock options                2,517               1,003
  Cash overdraft                                       (13,839)             (3,603)
                                                      --------            --------
   Net cash used in financing activities              (140,221)           (122,021)
                                                      --------            --------

Change in Cash                                       $      --           $      --
  Cash - beginning of period                                --                  --
                                                      --------            --------
  Cash - end of period                               $      --           $      --
                                                      ========            ========
Cash paid during the period for:
  Interest                                           $  31,114           $  45,048
  Income taxes, net of refunds                       $  18,329           $   2,679
See accompanying notes to consolidated financial statements.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)  BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and consist of 20 - 50% owned operations where control does not exist or is considered temporary.
Prior to the adoption of Statement of Financial Accounting Standards
No. 142 as of April 1, 2001 (see Note 2), the excess of the cost of these affiliates over the Company's share of their net assets at the acquisition date was being amortized over 40 years. Intercompany accounts and transactions are eliminated in consolidation.

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

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the impact of acquisitions, divestitures and the accounting changes, which are discussed in the notes to the accompanying financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.


(2)  ACCOUNTING CHANGES
     ------------------

SFAS 133

     On April 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholder's equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

SFAS 141

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(2)  ACCOUNTING CHANGES - (Continued)
     ------------------

Cumulative Effect of a Change in Accounting Principle

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

     SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Conditions that contributed to the goodwill impairment included the deterioration of the industrial and machine tool markets since the acquisition of the businesses in this reporting unit and difficulty in achieving expected cross-selling synergies. The resulting business performance made it difficult to justify further investment to achieve the growth originally forecast for the business. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

     SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2001, the Company's annual assessment of each of its reporting units indicated that goodwill was not impaired. In connection with the pending disposition of Kendeco, Inc., a business included in the industrial tool reporting unit (see Note 3), the Company performed an interim test for impairment of the reporting unit's remaining goodwill at December 31, 2001. The test indicated that the total reporting unit's remaining goodwill was not impaired.

     Below represents the pro forma amounts, excluding the cumulative effect of a change in accounting principle of $59 million, assuming that the application of the change in accounting principle was applied retroactively to April 1, 2000 (see Note 10):

                             Three Months Ended     Nine Months Ended
                                 December 31,          December 31,
                             2001          2000     2001         2000
                             ------------------     -----------------
 Net earnings                $ 11,845   $  9,926    $ 39,849  $ 37,249
                              =======    =======     =======   =======
 Basic earnings per share    $    .17   $    .15    $    .59  $    .57
                              =======    =======     =======   =======
 Diluted earnings per share  $    .17   $    .15    $    .57  $    .56
                              =======    =======     =======   =======

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(3)  ACQUISITIONS AND DIVESTITURES
     -----------------------------

     In September 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation ("Air Liquide"). The acquisition added to the Company's national distribution network and strengthened the Company's presence in the southwestern United States. The purchase price of $11 million was within a range of forecasted cash flow multiples that the Company has typically paid for similar gas distribution businesses and resulted in goodwill of approximately $7 million. The operations have annual sales of approximately $10 million. Pro forma results are not considered to be materially different from the reported results. The acquired operations have been included in the Distribution segment since the date of acquisition.

     In October 2001, in a separate transaction, the Company sold two of its nitrous oxide production facilities to Air Liquide. Proceeds from the sale of approximately $10 million were used to reduce borrowings under the Company's revolving credit facilities. The Company recognized a gain on the transaction of $7.4 million, $4.7 million after-tax, in the "Other income, net" line of the consolidated statement of earnings. The nitrous oxide facilities generated approximately $7 million in annual sales and were included in the Gas Operations segment. The Company has retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide.

     During the quarter ended December 31, 2001, the Company recorded a loss of $1.9 million in "Other income, net" for an indemnity claim related to a prior period divestiture. The Company is also in the process of negotiating an agreement to sell Kendeco, Inc, an industrial tool business in its Distribution segment. In December 2001, the carrying values of the net assets of Kendeco were reduced by $3.6 million to their net realizable value of $3.5 million based on the estimated selling price less cost to sell. This charge is reflected in the "Other income, net" line of the consolidated statement of earnings. Due to a difference in the book and tax basis of the net assets, only a minimal tax benefit was recognized in relation to the charge. Kendeco, Inc. generated sales of approximately $21 million in fiscal years 2001 and 2000.

Subsequent Acquisition

     On January 3, 2002, the Company announced an agreement to purchase the majority of Air Products and Chemicals, Inc.'s ("Air Products") U.S. packaged gas business for cash of $236 million. The transaction is expected to close during the fourth quarter of fiscal 2002. The acquisition would include approximately 100 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the retail selling of welding hardgoods, including customer service centers, warehouses, and other related assets. For the twelve months ended September 30, 2001, the assets to be acquired generated approximately $223 million in revenues, and employed nearly 1,100 people. Approximately 76% of the revenues were from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies. The transaction will be financed entirely with senior bank debt (see Note 8).

     Separately, Air Products agreed to sell its packaged gas operations in the Carolinas and southern Virginia to National Welders Supply Company, Inc., a joint venture of the Company. These Air
Products operations include 9 sites, which generated $17 million in revenues in fiscal 2001 and employ about 100 people.

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 2001 and 2000:

                                  Three Months Ended     Nine Months Ended
                                      December 31,          December 31,
(In thousands)                    2001          2000     2001         2000
                                  ------------------     -----------------
Weighted average common shares
 outstanding:
  Basic                           68,300     66,500      67,900    65,700
   Stock options and warrants      2,000        700       1,500       500
   Contingently issuable shares       --         --          --       800
                                  ------     ------      ------    ------
  Diluted                         70,300     67,200      69,400    67,000
                                  ======     ======      ======    ======

     Contingently issuable shares represented the issuance of Company common stock in connection with a prior year acquisition.


(5)  TRADE RECEIVABLES SECURITIZATION
     --------------------------------

     The Company participates in a securitization agreement with two commercial banks to sell up to $150 million of certain qualifying trade receivables. As collections reduce the previously sold interests, new receivables may be sold up to $150 million. During the nine months ended December 31, 2001, the Company sold, net of its retained interest, $1.32 billion of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $1.18 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was approximately $139 million at December 31, 2001 and $73 million at March 31, 2001.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market interest rates. The Company retains a subordinated interest in the receivables sold. The subordinated retained interest of approximately $43 million and $26 million at December 31, 2001 and March 31, 2001, respectively, is recorded at the receivables' previous carrying value in "Trade receivables" on the accompanying Consolidated Balance Sheets. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(6)  INVENTORIES
     -----------

     Inventories consist of:
                                   (Unaudited)
                                   December 31,     March 31,
   (In thousands)                     2001            2001
                                   -----------      --------
   Finished goods                   $154,349        $154,385
   Raw materials                         185             639
                                     -------         -------
                                    $154,534        $155,024
                                     =======         =======

     Net inventories determined by the LIFO inventory method totaled
$16.1 million and $19.1 million at December 31, 2001 and March 31, 2001, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.5 million higher at both December 31, 2001 and March 31, 2001.


(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     ----------------------------------------------

     Accrued expenses and other current liabilities include:
                                          (Unaudited)
                                          December 31,     March 31,
   (In thousands)                            2001            2001
                                          -----------      --------
   Cash overdraft                          $ 10,606        $ 24,445
   Accrued payroll and employee benefits     28,559          24,989
   Insurance reserves                        19,937          15,596
   Accrued interest expense                  15,456           6,539
   Restructuring reserves                     3,562           5,157
   Other accrued expenses and current
    liabilities                              44,438          54,147
                                            -------         -------
                                           $122,558        $130,873
                                            =======         =======

     The cash overdraft is attributable to the float of the Company's outstanding checks. The increase in accrued interest expense relates to the Company's 9.125% senior subordinated notes (the "Notes") issued in July 2001. The first interest payment on the Notes is due in April 2002. The restructuring reserves were established in conjunction with the cost reduction plan initiated in the fourth quarter of fiscal 2001. The decrease in the restructuring reserves is due to cash payments related to severance paid to employees and the exiting of facilities.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(8)  DEBT REFINANCING, NOTE ISSUANCE AND ACQUISITION FINANCING
     ---------------------------------------------------------

Debt Refinancing

     On July 30, 2001, the Company refinanced its existing revolving credit facilities due December 5, 2002 with new bank credit facilities (the "new credit facilities") under a credit agreement with a syndicate of lenders. The new credit facilities consist of revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32 million), including letters of credit. The new credit facilities will mature on July 30, 2006. At December 31, 2001, the Company had borrowings under the new credit facilities of approximately $112 million and $37 million Canadian (US $24 million). The Company also had commitments under letters of credit supported by the new credit facilities of approximately $44 million. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $193 million at December 31, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At December 31, 2001, the effective interest rates on borrowings under the new credit facilities were 3.66% on U.S. borrowings and 2.51% on Canadian borrowings.
Certain of the Company's domestic subsidiaries guarantee borrowings under the new credit facilities and Canadian subsidiaries also guarantee Canadian borrowings. Should the Company's long-term senior unsecured debt ratings be reduced by one level, the Company will be required to pledge 100% of the stock of the domestic guarantors and 65% of the stock of the Canadian guarantors for the benefit of the syndicate of lenders. If the Company's long-term senior unsecured debt ratings are reduced by two or more levels, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The new credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowings, the payment of dividends and the repurchase of common stock.

Note Issuance

     On July 30, 2001, concurrent with the refinancing of its revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year with the first interest payment due on April 1, 2002. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). In October 2001, the Company exchanged the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. No gain or loss was recognized as a result of the exchange. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities (see Note 14).

Acquisition Financing

     On January 3, 2002, the Company announced an agreement to purchase the majority of Air Products and Chemicals, Inc.'s U.S. packaged gas business for cash of $236 million. The transaction is expected to close during the fourth quarter of fiscal 2002. In anticipation of the transaction, the Company amended its revolving credit facilities to permit the acquisition and extend the period for compliance under current leverage ratios to September 30, 2002. In addition, the Company obtained commitments from a syndicate of lenders for an additional $100 million term loan with a maturity date of July 30, 2006. The term loan bears a variable interest rate based on LIBOR plus a spread, which is related to the Company's credit rating. The additional term loan along with the Company's existing revolving credit facilities will enable Company to finance the entire transaction with senior bank debt. The Company expects that the closing of the acquisition may result in a reduction of its credit rating, which will increase the cost of borrowing on its revolving credit facilities by 25 basis points.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ---------------------------------------------

     The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At December 31, 2001, the Company had a notional amount of $180 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities and operating leases to fixed interest rate instruments. The scheduled maturities of these cash flow hedging instruments at December 31, 2001 are fiscal 2002, $12 million; fiscal 2003, $128 million; and fiscal 2005, $40 million. Through the nine months ended December 31, 2001, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $112 thousand to accumulated other comprehensive income (loss). The net additional interest payments made under these swap agreements during the quarter were recognized in interest expense. Over the next 12 months, the Company expects to reclassify approximately $4.1 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as swap agreements mature.

     At December 31, 2001, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at December 31, 2001 was $6.5 million. There is no ineffectiveness associated with the Company's variable interest rate swap agreements, and therefore, changes in the fair value of the swap agreements are completely offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(10)  GOODWILL AND OTHER INTANGIBLE ASSETS
      ------------------------------------

     As described in Note 2, the Company adopted SFAS 142 as of April 1, 2001. The following table reconciles the prior year's reported operating income, equity in earnings of unconsolidated affiliates, earnings before the cumulative effect of a change in accounting principle and net income to their respective pro forma balances adjusted to exclude goodwill amortization expense, which is no longer amortized under the provisions of SFAS 142. Current period results, adjusted for a cumulative effect of a change in accounting principle, are presented for comparative purposes.

                                                  Three Months Ended   Nine Months Ended
                                                      December 31,         December 31,
(In thousands, except per share amounts)          2001          2000   2001         2000
                                                  ------------------   -----------------
Operating income:
 Distribution segment                             $25,711    $22,038  $ 80,069   $ 74,761
 Gas Operations segment                             5,483      4,204    18,748     15,570
                                                   ------     ------    ------     ------
 Total reported operating income                   31,194     26,242    98,817     90,331
                                                   ------     ------    ------     ------

 Add back: Distribution goodwill amortization          --      3,110        --      9,227
 Add back: Gas Operations goodwill amortization        --        538        --      1,605
                                                   ------     ------    ------     ------
 Add back: Total goodwill amortization                 --      3,648        --     10,832
                                                   ------     ------    ------     ------

 Adjusted Distribution operating income            25,711     25,148    80,069     83,988
 Adjusted Gas Operations operating income           5,483      4,742    18,748     17,175
                                                   ------     ------    ------    -------
  Adjusted total operating income                 $31,194    $29,890  $ 98,817   $101,163
                                                   ======     ======    ======    =======
Equity in earnings of unconsolidated affiliates:
 Reported equity in earnings of unconsolidated
  affiliates                                      $   645    $   455  $  2,875   $  2,306
 Add back: equity method goodwill amortization         --        426        --      1,278
                                                   ------     ------    ------    -------
 Adjusted equity in earnings of unconsolidated
  affiliates                                      $   645    $   881  $  2,875   $  3,584
                                                   ======     ======    ======    =======
Earnings before the cumulative effect of a change
 in accounting principle:
 Reported earnings before the cumulative effect
  of a change in accounting principle             $11,845    $ 6,676  $ 39,849   $ 26,895
 Add back: goodwill amortization after tax             --      3,250        --     10,354
                                                   ------     ------    ------    -------
 Adjusted earnings before the cumulative effect
  of a change in accounting principle             $11,845    $ 9,926  $ 39,849   $ 37,249
                                                   ======     ======    ======    =======
Net income:
 Reported net income (loss)                       $11,845    $ 6,676  $(19,151)  $ 26,895
 Add back: goodwill amortization after tax             --      3,250        --     10,354
 Cumulative effect of a change in accounting
  principle                                            --         --    59,000         --
                                                   ------     ------    ------    -------
 Adjusted net income                              $11,845    $ 9,926  $ 39,849   $ 37,249
                                                   ======     ======    ======    =======
Basic earnings per share:
 Reported net income (loss)                       $   .17    $   .10  $   (.28)  $    .41
 Goodwill amortization after tax                       --        .05        --        .16
 Cumulative effect of a change in accounting
  principle                                            --         --       .87         --
                                                   ------     ------    ------    -------
 Adjusted net income                              $   .17    $   .15  $    .59   $    .57
                                                   ======     ======    ======    =======
Diluted earnings per share:
 Reported net income (loss)                       $   .17    $   .10  $   (.28)  $    .40
 Goodwill amortization after tax                       --        .05        --        .16
 Cumulative effect of a change in accounting
  principle                                            --         --       .85         --
                                                   ------     ------    ------    -------
 Adjusted net income                              $   .17    $   .15  $    .57   $    .56
                                                   ======     ======    ======    =======

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(10)  GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)
      ------------------------------------

     Changes in the carrying amount of goodwill for the nine months ended December 31, 2001, were as follows:


(In thousands)                     Distribution   Gas Operations
                                      Segment        Segment       Total
                                   ------------   --------------   -----
Balance at March 31, 2001           $364,943        $75,114        $440,057
 Acquisitions                          7,153             --           7,153
 Divestitures                         (3,144)          (801)         (3,945)
 Cumulative effect of a change in
  accounting principle               (59,000)            --         (59,000)
 Foreign currency translation and
  other adjustments                     (136)           (30)           (166)
                                     -------         ------         -------
Balance at December 31, 2001        $309,816        $74,283        $384,099
                                     =======         ======         =======

     Other intangible assets amounted to $23.8 million (net of accumulated amortization of $75.7 million) and $29.7 million (net of accumulated amortization of $73.1 million) at December 31, 2001 and March 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows ($ in millions):
2002 - $1.7; 2003 - $5.6; 2004 - $4.8; 2005 - $3.3; 2006 - $2.2 and
$6.2 thereafter.


(11)  STOCKHOLDERS' EQUITY
      --------------------

     Changes in stockholders' equity were as follows:
                                                              Employee
                              Shares of Common      Treasury  Benefits
(In thousands of shares)      Stock $.01 Par Value    Stock   Trust
                              --------------------  --------  --------
Balance-March 31, 2001               74,361         516       5,701
Common stock issuance (a)               507          --          --
Purchase of treasury stock               --          31          --
Reissuance of stock from Trust (c)       --          --        (945)
                                     ------         ---       -----
Balance-December 31, 2001            74,868         547       4,756
                                     ======         ===       =====

(a)  Issuance of common stock for stock option exercises.
(c) Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(11)  STOCKHOLDERS' EQUITY - (Continued)
      --------------------

                                                             Accumulated
                                       Capital in               Other                 Employee  Compre-
                               Common  Excess of   Retained  Comprehensive  Treasury  Benefits  hensive
(In thousands of dollars)      Stock   Par Value   Earning      Loss        Stock     Trust     Income
                               ------  ----------  --------  -------------  --------  --------  -------
Balance-March 31, 2001         $744    $188,629    $355,596    $(1,153)     $(3,982)  $(42,985) $     --
Net earnings (loss)              --          --     (19,151)        --           --         --   (19,151)
Common stock issuance (a)         5       2,512          --         --           --         --        --
Foreign currency
 translation adjustments         --          --          --        (75)          --         --       (75)
Purchase of treasury stock       --          --          --         --         (307)        --        --
Cumulative effect of a change
 in accounting principle (b)     --          --          --     (6,664)          --         --    (6,664)
Net change in fair value of
 interest rate swap agreements   --          --          --       (112)          --         --      (112)
Reissuance of common stock
 from Trust (c)                  --      (1,663)         --         --           --      7,125        --
Issuance of warrants (d)         --       1,068          --         --           --         --        --
Net tax benefit of
 comprehensive income items      --          --          --      2,348           --         --     2,348
Tax benefit from stock
 option exercises                --       1,823          --         --           --         --        --
                               ----     -------     -------     ------       ------    -------   -------
Balance-December 31, 2001      $749    $192,369    $336,445    $(5,656)     $(4,289)  $(35,860) $(23,654)
                               ====     =======     =======     ======       ======    =======   =======

(a)  Issuance of common stock for stock option exercises.
(b)  Recognition of the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 in the period (see Notes 2 and 9).
(c)  Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.
(d)  The Company granted warrants to purchase 324,000 shares of the Company's common stock to an outside consulting firm for services rendered during the nine months ended December 31,
     2001.  The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $18.78 per share.  The aggregate value of the warrants on the dates of grant, as determined by the
     Black-Scholes pricing model, was $1.1 million, which the Company expensed during the nine months ended December 31, 2001.


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


(13)  SUMMARY BY BUSINESS SEGMENT
      ---------------------------

     Information related to the Company's operations by business segment for the three months ended December 31, 2001 and 2000 follows:

                                    Three Months Ended                   Three Months Ended
                                    December 31, 2001                    December 31, 2000
(In thousands)                             Gas                                  Gas
                          Distribution  Operations  Combined   Distribution  Operations  Combined
                          ------------  ----------  --------   ------------  ----------  --------
Gas and rent                $  172,196   $  34,031  $  206,227   $  158,888   $  33,874  $  192,762
Hardgoods                      185,573         633     186,206      200,833       1,375     202,208
                             ---------    --------   ---------    ---------    --------   ---------
   Total net sales             357,769      34,664     392,433      359,721      35,249     394,970

Intersegment sales                  --       7,421       7,421           --       7,661       7,661

Gross profit, excluding
 depreciation                  175,945      22,698     198,643      169,402      22,791     192,193
Gross profit margin               49.2%       65.5%       50.6%        47.1%       64.7%       48.7%

Operating income                25,711       5,483      31,194       22,038       4,204      26,242

Earnings before income taxes    17,467       2,832      20,299        9,733       1,582      11,315

Assets                       1,253,293     192,731   1,446,024    1,416,950     219,128   1,636,078

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(13)  SUMMARY BY BUSINESS SEGMENT - (Continued)
      ---------------------------

     Information related to the Company's operations by business segment for the nine months ended December 31, 2001 and 2000 follows:

                                    Nine Months Ended                    Nine Months Ended
                                    December 31, 2001                    December 31, 2000
(In thousands)                             Gas                                  Gas
                          Distribution  Operations  Combined   Distribution  Operations  Combined
                          ------------  ----------  --------   ------------  ----------  --------
Gas and rent                $  517,488   $ 109,813  $  627,301   $  477,792   $ 105,588  $  583,380
Hardgoods                      590,940       1,849     592,789      627,727       2,958     630,685
                             ---------    --------   ---------    ---------    --------   ---------
   Total net sales           1,108,428     111,662   1,220,090    1,105,519     108,546   1,214,065

Intersegment sales                  --      24,671      24,671           --      23,973      23,973

Gross profit, excluding
 depreciation                  533,851      72,166     606,017      513,801      69,204     583,005
Gross profit margin               48.2%       64.6%       49.7%        46.5%       63.8%       48.0%

Operating income                80,069      18,748      98,817       74,761      15,570      90,331

Earnings before income taxes
 and cumulative effect of an
 accounting change              53,819      10,408      64,227       37,618       8,023      45,641

Assets                       1,253,293     192,731   1,446,024    1,416,950     219,128   1,636,078

     As a result of adopting SFAS 142 effective April 1, 2001, the financial results for the three and nine month periods ended December 31, 2001 do not reflect goodwill amortization expense (see Note 2). See Note 10 for a reconciliation of prior period financial results as reported to financial results adjusted to exclude goodwill amortization expense.


(14)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
      ----------------------------------------------------------------------

     As described in Note 8, on July 30, 2001, the Company refinanced its revolving credit facilities and issued $225 million of Notes. The obligations of the Company under the Notes are guaranteed by the Company's domestic subsidiaries that guarantee the Company's new credit facilities (the "Guarantors"). The guarantees are made on a joint and several basis. The Company's joint venture operations, Canadian holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2001 and March 31, 2001 and for the nine months ended December 31, 2001 and 2000. On August 31, 2001, two Non-guarantor entities were merged into the parent. These entities were holding companies through which the Company managed its operations in Poland and Thailand. The operations in Poland and Thailand were divested in fiscal 2000. The net assets of the two Non-guarantor entities in the amount of $42.7 million were transferred to the parent.

                        AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                 Condensed Consolidating Balance Sheet
                           December 31, 2001

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------
ASSETS
Current Assets
Trade receivables, net           $       --  $    4,703   $   58,115  $        --    $   62,818
Intercompany receivable/(payable)       170     (22,189)      22,019           --            --
Inventories, net                         --     151,155        3,379           --       154,534
Deferred income tax asset, net        6,298       4,096           --           --        10,394
Prepaid expenses and other
 current assets                       1,074      19,073        3,425           --        23,572
                                  ---------   ---------    ---------     --------     ---------
Total current assets                  7,542     156,838       86,938           --       251,318

Plant and equipment, net             12,313     665,275       19,799           --       697,387
Goodwill                                 --     374,087       10,012           --       384,099
Other intangible assets, net            905      22,866           --           --        23,771
Investments in unconsolidated
 affiliates                          58,058       5,970           --           --        64,028
Investments in subsidiaries       1,125,741          --           --   (1,125,741)           --
Intercompany receivable/(payable)  (134,038)    178,523      (44,485)          --            --
Other non-current assets             21,733       2,653        1,035           --        25,421
                                  ---------   ---------    ---------   ----------     ---------
Total assets                     $1,092,254  $1,406,212   $   73,299  $(1,125,741)   $1,446,024
                                  =========   =========    =========   ==========     =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade          $      169  $   59,045   $    1,346  $        --    $   60,560
Accrued expenses and other
 current liabilities                 62,832      58,588        1,138           --       122,558
Current portion of long-term debt        --       7,712           81           --         7,793
                                  ---------   ---------    ---------   ----------     ---------
Total current liabilities            63,001     125,345        2,565           --       190,911

Long-term debt, excluding current
 portion                            539,108       9,327       23,681           --       572,116
Deferred income tax
 liability, net                         194     161,324        7,511           --       169,029
Other non-current liabilities         6,193      24,017           --           --        30,210
Commitments and contingencies            --          --           --           --            --

Stockholders' Equity
Preferred stock, no par value            --          --           --           --            --
Common stock, par value $.01
 per share                              749          --           --           --           749
Capital in excess of par value      192,369     725,451        8,224     (733,675)      192,369
Retained earnings                   336,445     361,053       32,241     (393,294)      336,445
Accumulated other
 comprehensive loss                  (5,656)       (305)        (923)       1,228        (5,656)
Treasury stock                       (4,289)         --           --           --        (4,289)
Employee benefits trust             (35,860)         --           --           --       (35,860)
                                  ---------   ---------    ---------   ----------     ---------
Total stockholders' equity          483,758   1,086,199       39,542   (1,125,741)      483,758
Total liabilities and
 stockholders' equity            $1,092,254  $1,406,212   $   73,299  $(1,125,741)   $1,446,024
                                  =========   =========    =========   ==========     =========

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                 Condensed Consolidating Balance Sheet
                            March 31, 2001

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------
ASSETS
Current Assets
Trade receivables, net           $       --  $  111,081   $   32,048  $        --     $  143,129
Intercompany receivable/(payable)       170     (14,183)      14,013           --             --
Inventories, net                         --     151,402        3,622           --        155,024
Deferred income tax asset, net        6,297       3,846           --           --         10,143
Prepaid expenses and other
 current assets                      10,167      13,901        1,481           --         25,549
                                  ---------   ---------    ---------    ----------     ---------
Total current assets                 16,634     266,047       51,164           --        333,845

Plant and equipment, net              6,851     677,480       20,315           --        704,646
Goodwill                                 --     429,942       10,115           --        440,057
Other intangible assets, net          1,120      28,345          203           --         29,668
Investments in unconsolidated
 affiliates                          56,656       6,591           15           --         63,262
Investments in subsidiaries       1,197,952          --           --   (1,197,952)            --
Intercompany receivable/(payable)  (107,248)     99,842        7,406           --             --
Other non-current assets              5,294       4,311          207           --          9,812
                                  ---------   ---------    ---------   ----------      ---------
Total assets                     $1,177,259  $1,512,558   $   89,425  $(1,197,952)    $1,581,290
                                  =========   =========    =========   ==========      =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade          $    3,339  $   71,045   $    1,953  $        --     $   76,337
Accrued expenses and other
 current liabilities                 41,291      88,253        1,329           --        130,873
Current portion of long-term debt    50,000      22,863           82           --         72,945
                                  ---------   ---------    ---------   ----------      ---------
Total current liabilities            94,630     182,161        3,364           --        280,155

Long-term debt, excluding current
 portion                            585,465      10,354       24,845           --        620,664
Deferred income tax
 liability, net                         194     157,906        3,076           --        161,176
Other non-current liabilities           121      22,935         (610)          --         22,446
Commitments and contingencies            --          --           --           --             --

Stockholders' Equity
Preferred stock, no par value            --          --           --           --             --
Common stock, par value $.01
 per share                              744           7           --           (7)           744
Capital in excess of par value      188,629     754,926       31,783     (786,709)       188,629
Retained earnings                   355,596     384,631       27,818     (412,449)       355,596
Accumulated other
 comprehensive loss                  (1,153)       (302)        (851)       1,153         (1,153)
Treasury stock                       (3,982)        (60)          --           60         (3,982)
Employee benefits trust             (42,985)         --           --           --        (42,985)
                                  ---------   ---------    ---------   ----------      ---------
Total stockholders' equity          496,849   1,139,202       58,750   (1,197,952)       496,849
Total liabilities and
 stockholders' equity            $1,177,259  $1,512,558   $   89,425  $(1,197,952)    $1,581,290
                                  =========   =========    =========   ==========      =========

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                 Condensed Consolidating Statement of Earnings
                               Nine Months Ended
                               December 31, 2001

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------

Net sales                        $     --    $1,204,804   $ 15,286    $    --         $1,220,090
Costs and Expenses
Costs of products sold (excluding
 depreciation)                         --       610,239      3,834         --            614,073
Selling, distribution and
 administrative expenses           37,797       400,448     15,238         --            453,483
Depreciation                        2,570        43,343      1,584         --             47,497
Amortization                          159         6,061         --         --              6,220
                                  -------     ---------    -------     ------          ---------
   Operating Income (Loss)        (40,526)      144,713     (5,370)        --             98,817

Interest (expense) income, net    (40,474)        4,892        371         --            (35,211)
(Discount) gain on securitization
 of trade receivables                  --       (45,992)    41,945         --             (4,047)
Other income (expense), net        49,485       (47,623)       (69)        --              1,793
Equity in earnings of
 unconsolidated affiliates          2,125           750         --         --              2,875
                                  -------     ---------    -------     ------          ---------
Earnings (loss) before income
 taxes and a cumulative effect
 of a change in accounting
 principle                        (29,390)       56,740     36,877         --             64,227
Income tax benefit (expense)       10,286       (21,319)   (13,345)        --            (24,378)
Equity in earnings of
 subsidiaries                         (47)           --         --         47                 --
Cumulative effect of a change in
 accounting principle                  --       (59,000)        --         --            (59,000)
                                  -------     ---------    -------     ------          ---------
   Net Earnings (Loss)           $(19,151)   $  (23,579)  $ 23,532    $    47         $  (19,151)
                                  ========    =========    =======     ======          =========

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                Condensed Consolidating Statement of Earnings
                             Nine Months Ended
                             December 31, 2000

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------
Net sales                        $     --    $1,197,091   $ 16,974    $    --         $1,214,065
Costs and Expenses
Costs of products sold (excluding
 depreciation)                         --       626,847      4,213         --            631,060
Selling, distribution and
 administrative expenses           21,976       398,270      6,534         --            426,780
Depreciation                        1,974        44,311      1,715         --             48,000
Amortization                          169        17,430        295         --             17,894
                                  -------     ---------    -------     ------          ---------
   Operating Income (Loss)        (24,119)      110,233      4,217         --             90,331

Interest (expense) income, net    (49,755)        1,120        967         --            (47,668)
Discount on securitization
 of trade receivables                  --          (137)        --         --               (137)
Other income (expense), net        51,420       (49,914)      (697)        --                809
Equity in earnings of
 unconsolidated affiliates            836         1,683       (213)        --              2,306
                                  -------     ---------    -------     ------          ---------
Earnings before income taxes      (21,618)       62,985      4,274         --             45,641
Income tax benefit (expense)        6,365       (23,147)    (1,964)        --            (18,746)
Equity in earnings of
 subsidiaries                      42,146            --         --    (42,146)                --
                                  -------     ---------    -------     ------          ---------
   Net Earnings                  $ 26,893    $   39,838   $  2,310   $(42,146)        $   26,895
                                  =======     =========    =======     ======          =========

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

               Condensed Consolidating Statement of Cash Flows
                              Nine Months Ended
                              December 31, 2001

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------
Net cash provided by (used in)
 operating activities            $     496   $ 187,516    $(11,395)   $     --        $ 176,617
                                  --------    --------     -------     -------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures                (5,442)    (34,998)       (900)         --          (41,340)
Proceeds from sales of plant and
 equipment                              --       2,909          --          --            2,909
Proceeds from divestitures              --      10,200          --          --           10,200
Business acquisitions, net of
 cash acquired                          --     (11,268)         --          --          (11,268)
Dividends and fees from
 unconsolidated affiliates           2,125          92          --          --            2,217
Other, net                           6,459      (7,814)      2,241          --              886
                                  --------    --------     -------     -------         --------
Net cash provided by (used in)
 investing activities                3,142     (40,879)      1,341          --          (36,396)
                                  --------    --------     -------     -------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from borrowings           417,466          --       2,539          --          420,005
Repayment of debt                 (513,822)    (22,625)     (3,704)         --         (540,151)
Financing costs                     (8,753)         --          --          --           (8,753)
Exercise of stock options            2,517          --          --          --            2,517
Cash overdraft                          --     (13,839)         --          --          (13,839)
Inter-company                       98,954    (110,173)     11,219          --               --
                                  --------    --------     -------     -------         --------
Net cash provided by (used in)
 financing activities               (3,638)   (146,637)     10,054          --         (140,221)
                                  --------    --------     -------     -------         --------

CHANGE IN CASH                   $      --   $      --    $     --    $     --        $      --
Cash - Beginning of year                --          --          --          --               --
                                  --------    --------     -------     -------         --------
Cash - End of year               $      --   $      --    $     --    $     --        $      --
                                  ========    ========     =======     =======         ========

                       AIRGAS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                Condensed Consolidating Statement of Cash Flows
                              Nine Months Ended
                              December 31, 2000

                                                         Non-         Elimination
(In thousands)                   Parent     Guarantors   Guarantors   Entries       Consolidated
                                 ---------------------------------------------------------------
Net cash provided by (used in)
 operating activities            $  (4,767)  $ 201,419    $(37,033)   $     --        $ 159,619
                                  --------    --------     -------     -------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures                  (102)    (45,097)     (2,679)         --          (47,878)
Proceeds from sales of plant and
 equipment                             107         255       1,865          --            2,227
Proceeds from divestitures              --          --       7,506          --            7,506
Business acquisitions, net of
 cash acquired                          --      (2,139)         --          --           (2,139)
Business acquisitions,
 holdback settlements                   --      (2,284)         --          --           (2,284)
Dividends and fees from
 unconsolidated affiliates             836       1,877          --          --            2,713
Other, net                            (820)      1,957       1,120          --            2,257
                                  --------    --------     -------     -------         --------
Net cash provided by (used in)
 investing activities                   21     (45,431)      7,812          --          (37,598)
                                  --------    --------     -------     -------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from borrowings           111,000          --          --          --          111,000
Repayment of debt                 (203,000)    (11,150)     (5,057)         --         (219,207)
Purchase of treasury stock         (11,214)         --          --          --          (11,214)
Exercise of stock options            1,003          --          --          --            1,003
Cash overdraft                          --      (3,603)         --          --           (3,603)
Inter-company                      106,957    (141,235)     34,278          --               --
                                  --------    --------     -------     -------         --------
Net cash provided by (used in)
 financing activities                4,746    (155,988)     29,221          --         (122,021)
                                  --------    --------     -------     -------         --------

CHANGE IN CASH                   $      --   $      --    $     --    $     --        $      --
Cash - Beginning of year                --          --          --          --               --
                                  --------    --------     -------     -------         --------
Cash - End of year               $      --   $      --    $     --    $     --        $      --
                                  ========    ========     =======     =======         ========

                   AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:  THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE
                        THREE MONTHS ENDED DECEMBER 31, 2000

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales decreased 0.6% in the quarter ended December 31, 2001 ("current quarter") compared to the quarter ended December 31, 2000 ("prior year quarter"). Total Company same-store sales increased 0.3% in the current quarter versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

                     Three Months Ended
(In thousands)           December 31,
Net Sales             2001          2000        Decrease
---------            -------------------    -----------------
Distribution         $357,769   $359,721    $(1,952)   (0.5%)
Gas Operations         34,664     35,249       (585)   (1.7%)
                      -------    -------     ------
                     $392,433   $394,970    $(2,537)   (0.6%)
                      =======    =======     ======

     The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales decreased $2.0 million (-0.5%) resulting from a decline in hardgoods same-store sales of $16.6 million (-7.5%), partially offset by gas and rent same-store sales growth of $12.0 million (8.6%). Sales of $2.6 million from an acquisition consummated during the current quarter also helped offset the decline in hardgoods sales. The decline in hardgoods same-store sales continued to track the decline in non-tech industrial production. The hardgoods sales decline was driven by lower volumes of industrial tools and welding products reflecting the continued weak industrial environment, particularly with regard to metal fabrication and heavy manufacturing such as automotive, aluminum and aircraft. Partially offsetting the decline in tools and welding hardgoods, safety product sales grew 4% to $62 million reflecting continued success of cross-selling initiatives as well as growth through the Company's telemarketing sales channel. Gas and rent sales growth was driven primarily by price increases and growth from strategic sales initiatives. Strategic account sales (sales to large customers with multiple locations) were $40 million in the current quarter, representing an 8% increase over the prior year quarter. The Company is on track with its fiscal 2002 forecast of strategic account sales of $160 million. Strategic gas sales growth was driven by both higher volumes of medical, bulk and specialty gases, as well as price increases. Rental revenue was also favorably impacted by a 15.2% increase in welder equipment rentals.

      Gas Operations' sales primarily include dry ice and carbon dioxide that are used for cooling and the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations' sales decreased $585 thousand compared to the prior year quarter as a result of divestiture activity, partially offset by same-store sales growth. Divestiture activity, consisting of the divestiture of two nitrous oxide plants during the current quarter and the fourth quarter fiscal 2001 divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline (the "Jackson Dome pipeline"), accounted for a $2.7 million decrease in sales from the comparable period. On a same-store basis, Gas Operations' increased sales by $2.1 million (7.4%) primarily from price increases and higher volumes of liquid carbon dioxide and dry ice.

                   AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

     Gross profits, excluding depreciation expense, increased 3.4% and the gross profit margin increased 190 basis points to 50.6% during the current quarter compared to 48.7% in the prior year quarter.

                     Three Months Ended
(In thousands)           December 31,
Gross Profits        2001          2000     Increase(Decrease)
-------------        ------------------     ------------------
Distribution         $175,945   $169,402    $6,543    3.9%
Gas Operations         22,698     22,791       (93)  (0.4%)
                      -------    -------     -----
                     $198,643   $192,193    $6,450    3.4%
                      =======    =======     =====

     The increase in Distribution gross profits of $6.5 million primarily resulted from gas and rent same-store gross profit growth of $9.9 million (9.6%), partially offset by a decline in hardgoods gross profits of $4.7 million
(-7.3%) reflecting weak industrial market conditions. Acquisitions consummated during the current quarter also contributed $1.3 million to the increase in gross profits. The Distribution segment's gross profit margin of 49.2% in the current quarter increased 210 basis points from 47.1% in the prior year quarter as a result of a shift in sales mix towards higher margin gas and rent sales and price increases. Gas and rent sales comprised 48.1% of sales compared to 44.2% in the prior year quarter.

     Gas Operations' gross profits were relatively flat as a reduction in gross profits associated with divestiture activity was offset by same-store gross profit growth. Same-store gross profit growth resulted from higher volumes of liquid carbon dioxide and dry ice and price increases. Gas Operations' gross profit margin of 65.5% increased 80 basis points from 64.7% in the prior year quarter, reflecting volume gains leveraging fixed manufacturing costs.

Operating Expenses

     Selling, distribution and administrative expenses ("operating expenses") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. Operating expenses increased $4.4 million (3.0%) compared to the prior year quarter primarily from higher personnel costs and health and workers' compensation insurance, partially offset by a decrease in distribution expense principally from lower fuel costs. Additionally, expenses net of realized benefits related to the Company's "Project One" initiative were not material to the current quarter. The Company's Project One initiative is focused on improving certain operational and administrative processes. As a percentage of net sales, operating expenses increased 140 basis points to 38.1% compared to 36.7% in the prior year quarter.

     Amortization expense was $1.9 million in the current quarter compared to $5.2 million in the prior year quarter. On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The decrease in amortization expense was due to the adoption of SFAS 142, which resulted in the Company no longer amortizing goodwill.

                   AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 4.4% during the current quarter compared to the prior year quarter, adjusted to exclude the amortization of goodwill. The Company's overall operating income margin increased 30 basis points to 7.9% from 7.6% in the prior year quarter, as adjusted.

                     Three Months Ended
                        December 31,
(In thousands)                 Adjusted                              As reported
Operating Income     2001      2000 (a)         Increase                 2000
----------------     ------------------     ----------------         -----------
Distribution         $25,711   $25,148      $  563     2.2%           $22,038
Gas Operations         5,483     4,742         741    15.6%             4,204
                      ------    ------       -----                     ------
                     $31,194   $29,890      $1,304     4.4%           $26,242
                      ======    ======       =====                     ======

(a) Operating income for the quarter ended December 31, 2000 has been adjusted for comparative purposes to exclude the amortization of goodwill (see Note 10 to the Consolidated Financial Statements).

     The Distribution segment's operating income margin increased 20 basis points to 7.2% in the current quarter compared to 7.0% in the prior year quarter, as adjusted. The operating income margin increase was driven by higher gross profits, partially offset by higher operating expenses.

     Gas Operations' operating income margin increased 230 basis points to 15.8% in the current quarter compared to 13.5% in the prior year quarter, as adjusted. The operating margin improvement resulted from higher selling prices and volume gains that leverage fixed operating costs. Lower fuel costs also contributed to the improvement in the operating income margin.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $13.5 million representing a decrease of $2.2 million (-14.1%) compared to the prior year quarter. The decrease primarily resulted from lower average debt levels. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Weighted-average interest rates were relatively flat in the current quarter compared to the prior year quarter as higher rates of fixed cost debt associated with the July 2001 refinancing, discussed below, were offset by lower prevailing market rates affecting the Company's variable rate debt.

     The Company participates in a securitization agreement with two commercial banks to sell up to $150 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $139 million at December 31, 2001. Net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

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

                   AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income, net

     Other income, net, in the current quarter includes a net gain of $1.9 million ($120 thousand after tax). The net gain consisted of a $7.4 million gain from the divestiture of two nitrous oxide plants, partially offset by a $3.6 million write-down of a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Income Tax Expense

     The effective income tax rate was 41.6% of pre-tax earnings in the current quarter compared to 35.5% in the prior year quarter, adjusted for comparative purposes for the impact of SFAS 142. The increase in the effective income tax rate in the current quarter was primarily due to the $3.6 million write-down of a business unit held for sale to its net realizable value, which was not deductible for income taxes. The effective income tax rate as reported in the prior year quarter was 41.0%.

Net Earnings

     Net earnings for the quarter ended December 31, 2001 were $11.8 million, or $.17 per diluted share, compared to $6.7 million, or $.10 per diluted share, in the prior year quarter. As adjusted for comparative purposes for the impact of SFAS 142, net earnings were $.15 per diluted share in the prior year quarter.

                   AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE
                        NINE MONTHS ENDED DECEMBER 31, 2000

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased slightly in the nine months ended December 31, 2001 ("current period") compared to the nine months ended December 31, 2000 ("prior year period"). Total Company same-store sales increased 1% in the current period versus the prior year period.

                       Nine Months Ended
(In thousands)            December 31,
Net Sales            2001            2000         Increase
---------            ----------------------   ----------------
Distribution         $1,108,428  $1,105,519   $2,909   0.3%
Gas Operations          111,662     108,546    3,116   2.9%
                      ---------   ---------    -----
                     $1,220,090  $1,214,065   $6,025   0.5%
                      =========   =========    =====

     Distribution sales increased $2.9 million primarily resulting from $2.6 million in sales contributed by an acquisition consummated in the third quarter of fiscal 2002 and $300 thousand from same-store sales growth. Distribution same-store sales growth of $300 thousand resulted from gas and rent sales growth of $38.6 million (8.3%), offset by a decline in hardgoods sales of $38.3 million (-5.8%). Gas and rent same-store sales growth was primarily driven by price increases. The price increases were levied in response to rising costs. Sales initiatives such as strategic accounts (sales to large customers with multiple locations) also contributed to same-store sales growth. Strategic account sales reached approximately $120 million, an increase of 10% over the prior year period, which is in line with the Company's fiscal 2002 forecast of $160 million. Gas and rent sales were also driven by higher volumes of medical, bulk and specialty gases, and welder equipment rentals. The decline in hardgoods sales was driven by lower sales volumes of tools and welding products reflecting the continued weak industrial environment. Partially offsetting the decline in tool and welding hardgoods sales, safety product sales grew 6% to approximately $195 million reflecting continued success of cross-selling initiatives through the Company's distribution network.

     Gas Operations' sales increased $3.1 million resulting from same-store sales growth, partially offset by divestiture activity. Gas Operations' same-store sales increased $8.5 million (8.6%) primarily from price increases and higher volumes of liquid carbon dioxide and dry ice. Sales were reduced by $5.4 million as a result of the divestiture of two nitrous oxide plants during the third quarter of fiscal 2002 and the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001.

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

     Gross profits, excluding depreciation expense, increased 3.9% and the gross profit margin increased 170 basis points to 49.7% in the current period compared to 48.0% in the prior year period.

                     Nine Months Ended
(In thousands)          December 31,
Gross Profits        2001        2000         Increase
-------------        -----------------    ----------------
Distribution         $533,851  $513,801   $20,050   3.9%
Gas Operations         72,166    69,204     2,962   4.3%
                      -------   -------    ------
                     $606,017  $583,005   $23,012   3.9%
                      =======   =======    ======

     The increase in Distribution gross profits of $20.1 million primarily resulted from gas and rent same-store gross profit growth of $28.9 million (8.6%), partially offset by a decline in hardgoods gross
profits of $10.1 million       (-5.6%).  A fiscal 2002 acquisition also
contributed $1.3 million to the increase in gross profits. The Distribution segment's gross profit margin of 48.2% in the current period increased 170 basis points from 46.5% in the prior year period primarily due to a shift in sales mix towards higher margin gas and rent sales and price increases. Gas and rent sales comprised 46.7% of sales compared to 43.2% in the prior year period.

     The increase in Gas Operations' gross profits of $3.0 million resulted from same-store gross profit growth, partially offset by divestiture activity. Same-store gross profit growth of $7 million (11.1%) was primarily due to improved gross margins from price increases and higher volumes of dry ice and liquid carbon dioxide. Gas Operations' gross profit margin of 64.6% increased 80 basis points from 63.8% in the prior year period, reflecting volume gains leveraging fixed manufacturing costs.

Operating Expenses

     Operating expenses increased $26.7 million (6.3%) compared to the prior year period primarily from higher costs associated with the Company's "Project One" initiative, personnel costs, and health and workers' compensation insurance. The Company's "Project One" initiative added incremental costs, net of realized benefits, of $8.7 million during the current period. As a percentage of net sales, operating expenses increased 200 basis points to 37.2% compared to 35.2% in the prior year period. Project One costs contributed 70 basis points to the rise in operating expenses as a percentage of net sales.

     Amortization expense was $6.2 million in the current period compared to $17.9 million in the prior year period. The decrease in amortization expense was due to the adoption of SFAS 142, which resulted in the Company discontinuing the amortization of goodwill.

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income decreased 2.3% in the current period compared to the prior year period, adjusted to exclude the amortization of goodwill. The Company's overall operating income margin decreased 20 basis points to 8.1% from 8.3% in the prior year quarter, as adjusted.

                     Nine Months Ended
(In thousands)          December 31,
                               Adjusted                                As reported
Operating Income     2001      2000 (a)     Increase(Decrease)            2000
----------------     ------------------     ------------------        -----------
Distribution         $80,069   $ 83,988     $(3,919)  (4.7%)          $74,761
Gas Operations        18,748     17,175       1,573    9.2%            15,570
                      ------    -------      -------                   ------
                     $98,817   $101,163     $(2,346)  (2.3%)          $90,331
                      ======    =======      =======                   ======

(a) Operating income for the nine months ended December 31, 2000 has been adjusted for comparative purposes to exclude the amortization of goodwill (see Note 10 to the Consolidated Financial Statements).

     The Distribution segment's operating income margin decreased 40 basis points to 7.2% in the current period compared to 7.6% in the prior year period, as adjusted. The operating income margin decrease was primarily attributable to Project One costs and increases in other operating expenses, as discussed above, partially offset by higher gross profits. The majority of Project One costs are allocated to the Distribution segment.

     Gas Operations' operating income margin increased 100 basis points to 16.8% in the current period compared to 15.8% in the prior year period, as adjusted, primarily from higher gross profits from volume and price increases related to liquid carbon dioxide and dry ice.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $39.3 million representing a decrease of $8.5 million (-17.9%) compared to the prior year period. The decrease resulted primarily from lower average debt levels. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Weighted-average interest rates were relatively flat in the current period compared to the prior year period as higher rates of fixed cost debt associated with the July 2001 refinancing, discussed below, were offset by lower prevailing market rates related to the Company's variable rate debt.

     The Company participates in a securitization agreement with two commercial banks to sell up to $150 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $139 million and $73 million at December 31, 2001 and March 31, 2001, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

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

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income, net

     Other income, net, in the current period includes a net gain of $1.9 million ($120 thousand after tax). The net gain consisted of a $7.4 million gain from the divestiture of two nitrous oxide plants, partially offset by a $3.6 million write-down of a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Income Tax Expense

     The effective income tax rate was 38.0% of pre-tax earnings in the current period compared to 35.5% in the prior year period, adjusted for comparative purposes for the impact of SFAS 142. The increase in the effective income tax rate in the current period was primarily due the $3.6 million write-down of a business unit to its net realizable value, which was not deductible for income taxes. The effective income tax rate as reported in the prior year period was 41.1%.

Cumulative Effect of a Change in Accounting Principle

     In connection with the adoption of SFAS 142, the Company performed an evaluation of goodwill as of April 1, 2001. The results of the evaluation indicated that goodwill related to one reporting unit, the Company's tool business, was impaired. The Company measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as a cumulative effect of a change in accounting principle for the write-down of goodwill of the tool business reporting unit to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)

     The net loss for the nine month period ended December 31, 2001 was $19.2 million, or a loss of $.28 per diluted share, compared to net earnings of $26.9 million, or $.40 per diluted share, in the prior year period. Net earnings for the nine month period ended December 31, 2001, excluding the cumulative effect of a change in accounting principle, were $.57 per diluted share compared to $.56 per diluted share in the prior year period, adjusted for comparative purposes for the impact of SFAS 142.

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities totaled $176.6 million for the nine months ended December 31, 2001 compared to $159.6 million in the prior year period. Net earnings, adjusted for non-cash items, including the cumulative effect of a change in accounting principle, were $105.1 million in the current period compared to $105.3 million in the prior year period. The sale of trade receivables under the trade receivables securitization program, described below, provided cash of $65.4 million in the current period compared to $71.7 million in the prior year period. Working capital and other assets and liabilities, net, provided cash of $6.1 million in the current period compared to a use of cash of $17.4 million in the prior year period. The improvement in working capital components in the current period was primarily driven by a lower level of trade receivables outstanding reflecting a slight improvement in days sales outstanding to 54 days from 55 days at December 31, 2001 and 2000, respectively. Additionally, Project One initiatives significantly improved accounts payable days outstanding to 43 days from 36 days at December 31, 2001 and 2000, respectively. Cash flow provided by operating activities was primarily used to reduce borrowings under the Company's revolving credit facilities and to fund capital expenditures.

     Cash used in investing activities totaled $36.4 million during the current period and primarily consisted of capital expenditures and acquisition and divestiture activity. The Company anticipates capital spending within a range of $55 to $60 million during fiscal 2002, including costs associated with the Project One initiatives. Cash used for the acquisition of six gas distributor locations from Air Liquide America Corporation was largely offset by cash provided by the divestiture of two nitrous oxide plants during the current period.

     Financing activities used cash of $140.2 million primarily for the net repayment of $120.1 million of debt. The reduction in debt was principally the result of cash from operations, which includes the sale of receivables under the Company's securitization program. The remainder of cash used by financing activities included the reduction of the cash overdraft, representing the balance of outstanding checks, and financing costs related to the July 2001 refinancing, discussed below.

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


Financial Instruments

     On July 30, 2001, the Company refinanced its revolving credit facilities due December 5, 2002 with new bank credit facilities under a credit agreement with a syndicate of lenders. The new credit facilities consist of unsecured revolving credit facilities totaling $367.5 million and $50 million Canadian (US $32 million) under a credit agreement with a maturity date of July 30, 2006. At December 31, 2001, the Company had borrowings under the credit agreement of approximately $112 million and $37 million Canadian (US $24 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $44 million at December 31, 2001.

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the new credit facilities of approximately $193 million at December 31, 2001. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' acceptance rates, respectively. At December 31, 2001, the effective interest rates on borrowings under the new credit facilities were 3.66% on U.S. borrowings and 2.51% on Canadian borrowings.

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

     On July 30, 2001, concurrent with the refinancing of the new revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year with the first interest payment due April 1, 2002. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). In October 2001, the Company exchanged the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the new credit facilities.

     In addition to the senior subordinated notes, the Company had the following medium-term notes outstanding at December 31, 2001: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. At December 31, 2001, the Company's long-term debt also included acquisition notes and other long-term debt instruments of approximately $37 million with interest rates ranging from 6.0% to 9.0%.

     The Company manages its exposure to changes in market interest rates. At December 31, 2001, the Company was party to a total of 14 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $334 million in notional principal amount at December 31, 2001. Nine swap agreements with approximately $180 million in notional principal amount require fixed interest payments based on an average effective rate of 6.70% and mature over periods ranging between one and three years. Five swap agreements with $155 million in notional principal amount require variable interest payments based on an average rate of 5.29% at December 31, 2001 and mature over periods ranging between two and ten years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 61% to 39% at December 31, 2001.


Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $150 million of qualifying trade receivables. During the nine months ended December 31, 2001, the Company sold, net of its retained interest, $1.32 billion of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $1.18 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was approximately $139 million at December 31, 2001 and $73 million at March 31, 2001.

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pending Acquisition and Related Financing

     On January 3, 2002, the Company announced an agreement to purchase the majority of Air Products and Chemicals, Inc.'s U.S. packaged gas business for cash of $236 million. The transaction is expected to close during the fourth quarter of fiscal 2002. In anticipation of the transaction, the Company amended its revolving credit facilities to permit the acquisition and extend the period for compliance under current leverage ratios to September 30, 2002. In addition, the Company obtained commitments from a syndicate of lenders for an additional $100 million term loan with a maturity date of July 30, 2006. The term loan bears a variable interest rate based on LIBOR plus a spread, which is related to the Company's credit rating. The additional term loan along with the Company's existing revolving credit facilities will enable the Company to finance the entire transaction with senior bank debt. The Company expects that the closing of the acquisition may result in a reduction of its credit rating, which will increase the cost of borrowing on its revolving credit facilities by 25 basis points.


OTHER

New Accounting Pronouncements

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

                  AIRGAS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the success of the Company's sales initiatives, including strategic products and accounts, in continuing sales growth; the achievement of strategic account sales of $160 million in fiscal 2002; the effect of price increases on sales growth; the correlation of hardgoods sales with non-tech industrial production; the timing, scope and success of the Company's "Project One" initiatives designed to improve certain operational and administrative processes; the Company's expectation that capital spending will be in the range of $55 to $60 million in fiscal 2002; the expected closing of the purchase of the majority of Air Products' U.S. packaged gas business and the ability to finance the purchase entirely with senior bank debt; the Company's expectation that the closing of the pending acquisition from Air Products may result in a reduction of the Company's credit rating and increase the cost of borrowing by 25 basis points; the Company's belief that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements; the effect on the Company of higher interest rates and/or changes in the Company's credit rating; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: underlying market conditions; growth and continued improvement in same-store sales; the success of marketing initiatives on sales of strategic products and accounts; the Company's inability to control operating expenses and the potential impact of higher operating expenses in future periods; the lack of correlation of hardgoods sales trends with non-tech industrial production; the inability of the Company's "Project One" initiatives to improve operational and administrative processes; higher than estimated expenses related to Project One; adverse changes in customer buying patterns; market acceptance of price increases; the inability of price increases and sales growth to offset any increases in product costs and operating expenses; the impact of higher than anticipated consulting expenses on future results; an economic downturn (including adverse changes in the specific markets for the Company's products); the inability to consummate the transaction with Air Products; the lack of availability of senior bank credit facilities to finance the transaction with Air Products; higher interest rates in future periods and/or downgrades of the Company's credit rating and the impact on interest expense; a higher or lower than expected level of capital spending in fiscal 2002; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; higher than estimated legal fees related to the Praxair, Inc. lawsuit; an unfavorable outcome of the Praxair, Inc. lawsuit; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis; political and economic uncertainties associated with current world events; and other factors described in the Company's reports, including Form 10-K dated March 31, 2001 and Forms 10-Q dated June 30, 2001 and September 30, 2001 filed by the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 61% to 39% at December 31, 2001. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of `A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of December 31, 2001. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

                                                Fiscal Year of Maturity
                          _______________________________________________________________________
(In millions)                                                                              Fair
                          2002 (a)   2003   2004   2005   2006   2007  Thereafter  Total   Value
                          _______________________________________________________________________
Fixed Rate Debt:
---------------
Medium-term notes         $ --       $ --   $ 75   $ --   $ --   $100    $ --      $175    $179
 Interest expense         $  3       $ 13   $ 13   $  8   $  8   $  4    $ --      $ 49
 Average interest rate    7.49%      7.49%  7.49%  7.75%  7.75%  7.75%

Acquisition and
 other notes              $  6       $  1   $ 22   $  1   $  6   $  1    $ --      $ 37    $ 38
 Interest expense         $  1       $  2   $  2   $  1   $  1   $ --    $ --      $  7
 Average interest rate    7.56%      7.55%  7.58%  7.75%  7.96%  8.50%

Senior subordinated notes $ --       $ --   $ --   $ --   $ --   $ --    $225      $225    $237
 Interest expense         $  5       $ 21   $ 21   $ 21   $ 21   $ 21    $ 92      $202
 Interest rate           9.125%     9.125% 9.125% 9.125% 9.125% 9.125%  9.125%

Variable Rate Debt:
------------------
Revolving credit
 facilities               $ --       $ --   $ --   $ --   $ --   $136    $ --      $136    $136
 Interest expense         $  1       $  5   $  5   $  5   $  5   $  2    $ --      $ 23
 Interest rate (b)        3.46%      3.46%  3.46%  3.46%  3.46%  3.46%

Other notes               $ --       $ --   $ --   $  1   $ --   $ --    $ --      $  1    $  1
 Average interest rate                             5.75%

                                                       Fiscal Year of Maturity
                                     ______________________________________________________________________
(In millions)                                                                                        Fair
                                     2002 (a)  2003   2004   2005   2006   2007  Thereafter  Total   Value
                                     ______________________________________________________________________
Interest Rate Swaps:
-------------------
US $ denominated Swaps:
8 Swaps Receive Variable/Pay Fixed
  Notional amounts                   $ 10      $128   $ --   $ 40   $ --   $ --    $ --      $178    $  8
  Swap payments/(receipts)           $  2      $  4   $  2   $  1   $ --   $ --    $ --      $  9
  Variable receive rate = 2.35%
   (3 month LIBOR)
  Weighted average pay rate = 6.71%

5  Swaps Receive Fixed/Pay Variable
   Notional amounts                  $ --      $ --   $ 30   $ --   $ --   $ 50    $ 75      $155    $ (6)
   Swap payments/(receipts)          $ (2)     $ (4)  $ (4)  $ (3)  $ (3)  $ (3)   $ (8)     $(27)
   Weighted average receive
    rate = 8.05%
   Variable pay rate = 5.29%
    (6 month LIBOR)

Canadian $ denominated Swaps:
1  Swap Receive Variable/Pay Fixed
   Notional amounts                  $  1      $ --   $ --   $ --   $ --   $ --    $ --      $  1    $ --
   Variable receive rate = 4.39%
    (3 month CAD BA (c))
   Weighted average pay rate = 5.98%

Other Off-Balance Sheet
LIBOR-based agreements:
-----------------------
Operating leases with trust (d)      $ --      $  1   $  1   $ 41   $ --   $ --    $ --      $ 43    $ 43
 Interest portion of lease expense   $ --      $  2   $  2   $  2   $ --   $ --    $ --      $  6

Trade receivables securitization (e) $ --      $ --   $139   $ --   $ --   $ --    $ --      $139    $139
 Discount on securitization          $  1      $  4   $  3   $ --   $ --   $ --    $ --      $  8

(a)  Fiscal 2002 financial instrument maturities and interest expense
relate to the period January 1, 2002 through     March 31, 2002.

(b) The variable rate of U.S. revolving credit facilities is based on the London Interbank Offered Rate ("LIBOR") as of December 31, 2001. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of December 31, 2001.

(c) The variable receive rate for Canadian dollar denominated interest rate swaps is the rate on Canadian Bankers' acceptances ("CAD BA").

(d) The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(e) The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the receivables purchase agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.


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


Item 2.     Changes in Securities and Use of Proceeds

     During the nine months ended December 31, 2001, in connection with services rendered by an outside consulting firm, the Company granted warrants to the consulting firm to purchase 324,000 shares of the Company's common stock at exercise prices ranging from $11.98 to $18.78 per share. The warrants have a term of three years from the date of grant. No underwriter was involved in the foregoing grant of warrants. The grants were made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4 (2) thereof as a transaction by an issuer not involving a public offering. The warrants were acquired for investment and not for distribution by an accredited investor which had access to information respecting the Company and its business.


Item 6.    Exhibits and Reports on Form 8-K

a.  Exhibits
    --------

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

 Exhibit No.        Description
 -----------        -----------

    4.1 First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N. A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent.

    11         Calculation of earnings per share

b.  Reports on Form 8-K
    -------------------

     On October 25, 2001, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for its second quarter and six months ended September 30, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.                         AIRGAS EAST, INC.
(Registrant)                         AIRGAS GREAT LAKES, INC.
                                     AIRGAS MID AMERICA, INC.
                                     AIRGAS NORTH CENTRAL, INC.
BY:/s/ Robert M. McLaughlin          AIRGAS SOUTH, INC.
    Robert M. McLaughlin             AIRGAS GULF STATES, INC.
    Vice President & Controller      AIRGAS MID SOUTH, INC.
    (Principal Accounting Officer)   AIRGAS INTERMOUNTAIN, INC.
                                     AIRGAS NORPAC, INC.
                                     AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
                                     AIRGAS SOUTHWEST, INC.
                                     AIRGAS WEST, INC.
                                     AIRGAS SAFETY, INC.
                                     RUTLAND TOOL & SUPPLY CO., INC.
                                     AIRGAS CARBONIC, INC.
                                     AIRGAS SPECIALTY GASES, INC.
                                     NITROUS OXIDE CORP.
                                     PURITAN MEDICAL PRODUCTS, INC.
                                     RED-D-ARC, INC.
                                     AIRGAS REALTY, INC.
                                     ATNL, INC.
                                     AIRGAS DATA, LLC
                                     ________________________________________
                                     (Co-Registrants)

                                     BY:/s/ Robert M. McLaughlin
                                         Robert M. McLaughlin
                                         Vice President
                                         (Principal Accounting Officer)




DATED:     February 13, 2002