Form 10-Q
period 2002-12-31
AIRGAS INC
filed 2003-02-13
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2002

Commission file number:	1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)

(610) 687-5253

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No     ___

Common Stock outstanding(State or other jurisdiction of ing at February 11, 2003: 71,999,946 shares

AIRGAS, INC.

FORM 10-Q

December 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Net sales
Distribution	$399,659	$357,769	$1,232,043	$1,108,428
Gas Operations	35,680	34,664	112,017	111,662

Total net sales	435,339	392,433	1,344,060	1,220,090

Costs and expenses
Cost of products sold (excluding depreciation)
Distribution	193,248	181,824	605,447	574,577
Gas Operations	10,959	11,966	35,113	39,496
Selling, distribution and administrative expenses	172,403	149,529	523,439	453,483
Depreciation	19,080	16,051	55,708	47,497
Amortization	1,559	1,869	4,935	6,220
Special charges	—	—	2,694	—

Total costs and expenses	397,249	361,239	1,227,336	1,121,273

Operating income
Distribution	31,781	25,711	97,560	80,069
Gas Operations	6,309	5,483	21,858	18,748
Special charges	—	—	(2,694)	—

Total operating income	38,090	31,194	116,724	98,817
Interest expense, net	(10,965)	(12,448)	(36,126)	(35,211)
Discount on securitization of trade receivables	(804)	(1,063)	(2,554)	(4,047)
Other income (expense), net	(339)	1,971	(591)	1,793
Equity in earnings of unconsolidated affiliates	731	645	3,027	2,875

Earnings before income taxes and the cumulative effect of a change in accounting principle	26,713	20,299	80,480	64,227
Income taxes	10,017	8,454	30,540	24,378

Earnings before the cumulative effect of a change in accounting principle	16,696	11,845	49,940	39,849
Cumulative effect of a change in accounting principle	—	—	—	(59,000)

Net earnings (loss)	$16,696	$11,845	$49,940	$(19,151)

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.24	$.17	$.71	$.59
Cumulative effect per share of a change in accounting principle	—	—	—	(.87)

Net earnings (loss) per share	$.24	$.17	$.71	$(.28)

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.23	$.17	$.69	$.57
Cumulative effect per share of a change in accounting principle	—	—	—	(.85)

Net earnings (loss) per share	$.23	$.17	$.69	$(.28)

Weighted average shares outstanding:
Basic	70,600	68,300	70,300	67,900

Diluted	72,300	70,300	72,100	69,400

Comprehensive income (loss)	$16,065	$12,579	$50,279	$(23,654)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2002	2002

ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $9,323 at December 31, 2002 and $8,176 at March 31, 2002	$72,738	$88,634
Inventories, net	146,133	154,045
Deferred income tax asset, net	13,583	13,210
Prepaid expenses and other current assets	30,799	47,654

Total current assets	263,253	303,543

Plant and equipment, at cost	1,329,247	1,309,001
Less accumulated depreciation	(463,348)	(415,986)

Plant and equipment, net	865,899	893,015
Goodwill	427,738	406,548
Other intangible assets, net	21,529	25,718
Investments in unconsolidated affiliates	65,605	64,626
Other non-current assets	39,765	23,607

Total assets	$1,683,789	$1,717,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$77,745	$82,485
Accrued expenses and other current liabilities	110,406	136,390
Current portion of long-term debt	2,377	2,456

Total current liabilities	190,528	221,331

Long-term debt	693,809	764,124
Deferred income taxes, net	199,043	198,173
Other non-current liabilities	30,176	30,343
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2002 and March 31, 2002	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 76,099 and 75,193 shares issued at December 31, 2002 and March 31, 2002, respectively	761	752
Capital in excess of par value	210,777	198,500
Retained earnings	395,121	345,181
Accumulated other comprehensive loss	(4,062)	(4,401)
Treasury stock, 547 common shares at cost at December 31, 2002 and March 31, 2002	(4,289)	(4,289)
Employee benefits trust, 3,723 and 4,331 common shares at cost at December 31, 2002 and March 31, 2002, respectively	(28,075)	(32,657)

Total stockholders’ equity	570,233	503,086

Total liabilities and stockholders’ equity	$1,683,789	$1,717,057

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	December 31, 2002	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$49,940	$(19,151)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	60,643	53,717
Deferred income taxes	4,494	9,574
Equity in earnings of unconsolidated affiliates	(3,027)	(2,875)
(Gains) losses on divestitures	241	(1,916)
(Gains) losses on sales of plant and equipment	(105)	278
Stock issued for employee stock purchase plan	6,719	5,463
Cumulative effect of a change in accounting principle	—	59,000
Other non-cash charges	—	1,068
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	17,100	65,400
Trade receivables, net	(2,158)	14,229
Inventories, net	6,689	1,270
Prepaid expenses and other current assets	16,575	1,719
Accounts payable, trade	(4,719)	(15,777)
Accrued expenses and other current liabilities	(13,176)	4,378
Other assets and liabilities, net	(359)	240

Net cash provided by operating activities	138,857	176,617

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,399)	(41,340)
Proceeds from sales of plant and equipment	5,788	2,909
Proceeds from divestitures	3,167	10,200
Business acquisitions and settlements of acquisition related liabilities	(9,947)	(11,268)
Dividends and fees from unconsolidated affiliates	2,118	2,217
Other, net	(1,518)	886

Net cash used in investing activities	(52,791)	(36,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	212,581	420,005
Repayment of debt	(296,257)	(540,151)
Financing costs	—	(8,753)
Exercise of stock options	6,037	2,517
Cash overdraft	(8,427)	(13,839)

Net cash used in financing activities	(86,066)	(140,221)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$46,498	$31,114
Income taxes, net of refunds	$805	$18,329

        See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2002.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the accounting changes and special charges, which are discussed in these notes to the consolidated financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

FASB Financial Interpretation No. 45

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     Based on a review of the Company’s material contracts and finance agreements, the only additional disclosure required by the interpretation relates to the Company’s residual value guarantee associated with certain leased vehicles. The Company leases approximately $32 million in fleet vehicles under long-term operating leases with varying terms. Additionally, the Company guarantees a residual value of $7.9 million related to its leased vehicles.

FASB Financial Interpretation No. 46

     In January 2003, the FASB issued a Financial Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”) entitled, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation is effective for the first interim period beginning after June 15, 2003. It defines a variable interest entity (“VIE”) as a legal structure, such as a corporation, partnership or joint venture, created to conduct activities or hold assets. The interpretation introduces the concept of a “Primary Beneficiary” and requires VIEs, which do not effectively disperse risk among parties associated with the VIE, to be consolidated by the party deemed to be the Primary Beneficiary. The Primary Beneficiary approach is a departure from the voting interest approach typically used under ARB 51 when determining which of the parties associated with a VIE should consolidate it.

     As disclosed Notes 11 and 12, the Company participates in a joint venture and a leasing arrangement with a grantor trust. The Company is reviewing these arrangements and believes it is reasonably possible that its joint venture arrangement and its leasing arrangement may be required to be consolidated under this interpretation.

     As of December 31, 2002, the Company had variable interests in a securitization bank conduit (see Note 6). The Bank conduit is a qualified special purpose entity, which is exempt from the consolidation requirements of FIN 46.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (Continued)

SFAS 142

     In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. Upon adoption of SFAS 142, the Company performed an evaluation of goodwill, which indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

SFAS 144

     On April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as required. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

(3)  ACQUISITIONS & DIVESTITURES

(a) Air Products Acquisition

     On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.’s (“Air Products”) U.S. packaged gas business. Below is a rollforward of the purchase price allocation, as revised, to each major asset and liability caption of the acquired packaged gas business. Such allocations have been based on estimates of fair value at the date of acquisition and are subject to revision as better estimates, such as third-party appraisals, are obtained. Additionally, the revisions include $4 million of transaction costs paid subsequent to year-end. Current liabilities reflects $1.8 million of costs to close certain acquired facilities and severance for 129 employees.

			(Unaudited)
	March 31, 2002	Revisions	December 31, 2002
(In thousands)
Current assets	$27,049	$(1,218)	$25,831
Property, plant and equipment, net	197,674	(21,877)	175,797
Goodwill	22,208	22,864	45,072
Intangible assets	3,786	—	3,786
Current liabilities	(8,635)	5,795	(2,840)
Long-term liabilities	(812)	(1,539)	(2,351)

Total	$241,270	$4,025	$245,295

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) ACQUISITIONS & DIVESTITURES – (Continued)

(b) Other Acquisitions

     In November 2002, the Company acquired a distributor of industrial gases and related equipment for cash of approximately $5.4 million. The acquired business has annual sales of approximately $10 million and is included in the Distribution segment.

     In September 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation (“Air Liquide”) for a purchase price of $11 million. The acquisition added to the Company’s national distribution network and strengthened the Company’s presence in the southwestern United States. The operations generate annual sales of approximately $10 million and were included in the Distribution segment since the date of acquisition.

(c) Divestitures

     In October 2001, the Company sold two of its nitrous oxide production facilities to Air Liquide. Proceeds from the sale of approximately $10 million were used to reduce borrowings under the Company’s revolving credit facilities. The “Other income (expense), net” line of the consolidated statement of earnings includes a gain on the transaction of $7.4 million, $4.7 million after tax. The nitrous oxide facilities generated approximately $7 million in annual sales and were included in the Gas Operations segment. The Company retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide.

     During the quarter ended December 31, 2001, the Company recorded a loss of $1.9 million for an indemnity claim related to a prior period divestiture. In December 2001, the carrying values of the net assets of Kendeco, Inc. (“Kendeco”), an industrial tool business in the Distribution segment, were reduced by $3.6 million to their net realizable value of $3.5 million based on the estimated selling price less cost to sell. These charges are reflected in the “Other income (expense), net” line of the consolidated statement of earnings. Due to a difference in the book and tax basis of the net assets, only a minimal tax benefit was recognized in relation to the charge.

     In May 2002, the Company completed the sale of Kendeco for cash proceeds of $3.2 million. Kendeco generated annual sales of approximately $18 million. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, for the nine months ended December 31, 2002 includes a $241 thousand net loss from these divestiture-related transactions.

(4) SPECIAL CHARGES

     During the quarter ended June 30, 2002, the Company recorded special charges of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of the Company’s procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001
(In thousands)
Weighted average common shares outstanding:
Basic	70,600	68,300	70,300	67,900
Stock options and warrants	1,700	2,000	1,800	1,500

Diluted	72,300	70,300	72,100	69,400

(6) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement was to originally expire in December 2003, but the agreement was extended during the fiscal 2003 third quarter to December 2005, and remains subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2002, the Company sold, net of its retained interest, $1,044 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $892.9 million in collections on those receivables. The amount of outstanding receivables under the agreement was $151.1 million at December 31, 2002 and $134 million at March 31, 2002. Net proceeds received by the Company pursuant to the securitization agreement were used to reduce borrowings on its revolving credit facilities.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $49.8 million and $41 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2002 and March 31, 2002, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2002	2002

Hardgoods	$131,571	$139,034
Gases	14,562	15,011

	$146,133	$154,045

     Net inventories determined by the LIFO inventory method totaled $16.8 million and $15.2 million at December 31, 2002 and March 31, 2002, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $1.4 million and $1.3 million at December 31, 2002 and March 31, 2002, respectively. Substantially all of the inventories are finished goods.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2002	2002

Accrued payroll and employee benefits	$31,120	$32,443
Business insurance reserves	13,861	13,266
Health insurance reserves	10,663	7,628
Accrued interest expense	10,132	17,255
Litigation reserves	537	11,292
Taxes other than income taxes	12,030	10,441
Other accrued expenses and current liabilities	32,063	44,065

	$110,406	$136,390

     Litigation reserves decreased during fiscal 2003 due to the payment of a significant litigation settlement.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     In October 2002, the Company entered into two fixed interest rate swap agreements totaling $50 million in notional principal amount with a term of three years. At December 31, 2002, the Company had a notional amount of $90 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate operating leases and the revolving credit facilities to fixed interest rate instruments. During the nine months ended December 31, 2002, the Company recorded a net increase in the fair value of the fixed interest rate swap agreements of $547 thousand as accumulated other comprehensive income. The net additional interest payments made under these swap agreements during the nine-month period were recognized in interest expense.

     At December 31, 2002, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at December 31, 2002 was $19 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

     The effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 41% fixed and 59% variable.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the nine months ended December 31, 2002, were as follows:

	Distribution	Gas Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2002	$332,325	$74,223	$406,548
Acquisitions – adjustments	23,225	258	23,483
Divestitures	(1,531)	—	(1,531)
Other adjustments	(762)	—	(762)

Balance at December 31, 2002	$353,257	$74,481	$427,738

     Other intangible assets amounted to $21.5 million (net of accumulated amortization of $82.5 million) and $25.7 million (net of accumulated amortization of $77.6 million) at December 31, 2002 and March 31, 2002, respectively. These intangible assets primarily consist of acquired customer lists amortized over 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2003 - $1.9; 2004 - $6.3; 2005 - $4.3; 2006 - $3.7; and $5.3 thereafter.

     SFAS 142 requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2002, the Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the carrying value of each of the respective reporting units. This annual assessment of goodwill indicated that the Company’s carrying value of goodwill was not impaired.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) JOINT VENTURE WITH NATIONAL WELDERS

     The Company has an investment totaling $59 million and $57 million at December 31, 2002 and March 31, 2002, respectively, in its National Welders joint venture. National Welders is a producer and distributor of industrial gases based in Charlotte, North Carolina. The joint venture also distributes medical and specialty gases, processed chemicals and welding equipment and supplies. The Company owns all of the joint venture’s common stock, which represents a 50% voting interest. The holders of approximately 3.2 million shares of redeemable preferred stock control the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.4 million shares of Airgas common stock. If the preferred shareholders elect to exchange their shares for Airgas stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate. Following such redemption or exchange, the Company would be the sole owner of National Welders. The shareholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

     The Company accounts for its investment under the equity method of accounting. The joint venture has annual revenues of approximately $145 million, assets of approximately $155 million, and the Company’s share of earnings from the joint venture was $2.1 million for both the nine-month periods ended December 31, 2002, and 2001, respectively. If required to consolidate the joint venture under the newly released FIN 46 (see Note 2), the Company believes the consolidation would not have a material impact on the net earnings of the Company.

(12) SALE-LEASEBACK TRANSACTION WITH GRANTOR TRUST

     The Company leases real estate and certain equipment from a grantor trust (the “Trust”) established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the Trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At December 31, 2002 and March 31, 2002, the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million and $43 million, respectively. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and the equipment of approximately $30 million at the end of the lease terms. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company’s guarantee of the residual value. Under the recently released FIN 46 (see Note 2), the Company may be required to consolidate the Trust. In consolidation, the assets under lease and the lease obligation would be reflected on the Company’s Balance Sheet. Rent expense currently recognized by the Company would be eliminated in consolidation and replaced by interest and depreciation expense approximately equal to the rent expense.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust

Balance — March 31, 2002	75,193	547	4,331
Common stock issuance (a)	906	—	—
Reissuance of stock from Trust (b)	—	—	(608)

Balance — December 31, 2002	76,099	547	3,723

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income

Balance — March 31, 2002	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)	$—
Net earnings	—	—	49,940	—	—	—	49,940
Common stock issuance (a)	9	6,028	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	—	(33)
Net change in fair value of interest rate swap agreements	—	—	—	547	—	—	547
Reissuance of common stock from Trust (b)	—	2,137	—	—	—	4,582	—
Net tax on comprehensive income items	—	—	—	(175)	—	—	(175)
Tax benefit from stock option exercises	—	4,112	—	—	—	—	—

Balance — December 31, 2002	$761	$210,777	$395,121	$(4,062)	$(4,289)	$(28,075)	$50,279

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

Amendment to 1997 Stock Option Plan

     On July 31, 2002, the Company’s stockholders approved an amendment to the 1997 Stock Option Plan (the “1997 Plan”). The amendment increased the total number of shares of Company common stock reserved for sale upon exercise of options and restricted stock awards granted under the 1997 Plan from 8 million to 11.2 million.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

(15) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three months ended December 31, 2002 and 2001 is as follows:

	Three Months Ended			Three Months Ended
	December 31, 2002			December 31, 2001

		Gas			Gas
(In thousands)	Distribution	Operations	Combined	Distribution	Operations	Combined

Gas and rent	$215,314	$35,474	$250,788	$172,196	$34,031	$206,227
Hardgoods	184,345	206	184,551	185,573	633	186,206

Total net sales	399,659	35,680	435,339	357,769	34,664	392,433
Intersegment sales	—	9,670	9,670	—	7,421	7,421
Gross profit, excluding depreciation expense	206,411	24,721	231,132	175,945	22,698	198,643
Gross profit margin	51.6%	69.3%	53.1%	49.2%	65.5%	50.6%
Depreciation and amortization expense	17,613	3,026	20,639	15,046	2,874	17,920
Operating income	31,781	6,309	38,090	25,711	5,483	31,194
Goodwill	353,257	74,481	427,738	309,795	74,304	384,099
Total Assets	1,441,411	242,378	1,683,789	1,253,293	192,731	1,446,024

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) SUMMARY BY BUSINESS SEGMENT (Continued)

     Information related to the Company’s operations by business segment for the nine months ended December 31, 2002 and 2001 is as follows:

	Nine Months Ended			Nine Months Ended
	December 31, 2002			December 31, 2001

		Gas			Gas
(In thousands)	Distribution	Operations	Combined	Distribution	Operations	Combined

Gas and rent	$647,176	$110,184	$757,360	$517,488	$109,813	$627,301
Hardgoods	584,867	1,833	586,700	590,940	1,849	592,789

Total net sales	1,232,043	112,017	1,344,060	1,108,428	111,662	1,220,090
Intersegment sales	—	29,342	29,342	—	24,671	24,671
Gross profit, excluding depreciation expense	626,596	76,904	703,500	533,851	72,166	606,017
Gross profit margin	50.9%	68.7%	52.3%	48.2%	64.6%	49.7%
Depreciation and amortization expense	51,749	8,894	60,643	45,066	8,651	53,717
Operating income, excluding special charges	97,560	21,858	119,418	80,069	18,748	98,817
Special charges	(2,694)	—	(2,694)	—	—	—

Operating income	94,866	21,858	116,724	80,069	18,748	98,817
Goodwill	353,257	74,481	427,738	309,795	74,304	384,099
Total Assets	1,441,411	242,378	1,683,789	1,253,293	192,731	1,446,024

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY
GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2002 and March 31, 2002 and for the nine-month periods ended December 31, 2002 and 2001.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

ASSET
Current Assets
Trade receivables, net	$—	$5,145	$67,593	$—	$72,738
Intercompany receivable/(payable)	—	(7,042)	7,042	—	—
Inventories, net	—	142,759	3,374	—	146,133
Deferred income tax asset, net	7,850	5,733	—	—	13,583
Prepaid expenses and other current assets	12,499	12,522	5,778	—	30,799

Total current assets	20,349	159,117	83,787	—	263,253
Plant and equipment, net	18,621	826,913	20,365	—	865,899
Goodwill	—	417,326	10,412	—	427,738
Other intangible assets, net	857	20,470	202	—	21,529
Investments in unconsolidated affiliates	59,904	5,701	—	—	65,605
Investments in subsidiaries	1,339,978	—	—	(1,339,978)	—
Intercompany receivable/(payable)	(175,115)	184,369	(9,254)	—	—
Other non-current assets	34,172	5,000	593	—	39,765

Total assets	$1,298,766	$1,618,896	$106,105	$(1,339,978)	$1,683,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$4,726	$71,426	$1,593	$—	$77,745
Accrued expenses and other current liabilities	50,527	54,399	5,480	—	110,406
Current portion of long-term debt	—	2,295	82	—	2,377

Total current liabilities	55,253	128,120	7,155	—	190,528
Long-term debt	666,189	6,955	20,665	—	693,809
Deferred income tax liability, net	951	192,849	5,243	—	199,043
Other non-current liabilities	6,140	23,725	311	—	30,176
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	761	—	—	—	761
Capital in excess of par value	210,777	863,371	8,224	(871,595)	210,777
Retained earnings	395,121	404,177	65,393	(469,570)	395,121
Accumulated other comprehensive loss	(4,062)	(301)	(886)	1,187	(4,062)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(28,075)	—	—	—	(28,075)

Total stockholders’ equity	570,233	1,267,247	72,731	(1,339,978)	570,233
Total liabilities and stockholders’ equity	$1,298,766	$1,618,896	$106,105	$(1,339,978)	$1,683,789

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

March 31, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

ASSETS
Current Assets
Trade receivables, net	$—	$25,088	$63,546	$—	$88,634
Intercompany receivable/(payable)	—	(6,174)	6,174	—	—
Inventories, net	—	151,334	2,711	—	154,045
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	31,137	16,321	196	—	47,654

Total current assets	38,987	191,929	72,627	—	303,543
Plant and equipment, net	15,924	856,978	20,113	—	893,015
Goodwill	—	396,242	10,306	—	406,548
Other intangible assets, net	997	24,721	—	—	25,718
Investments in unconsolidated affiliates	58,578	6,048	—	—	64,626
Investments in subsidiaries	1,314,314	—	—	(1,314,314)	—
Intercompany receivable/(payable)	(141,785)	168,176	(26,391)	—	—
Other non-current assets	19,765	2,921	921	—	23,607

Total assets	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,047	$74,968	$2,470	$—	$82,485
Accrued expenses and other current liabilities	60,385	75,582	423	—	136,390
Current portion of long-term debt	—	2,375	81	—	2,456

Total current liabilities	65,432	152,925	2,974	—	221,331
Long-term debt	732,544	9,828	21,752	—	764,124
Deferred income tax liability, net	951	192,004	5,218	—	198,173
Other non-current liabilities	4,767	25,268	308	—	30,343
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	752	—	—	—	752
Capital in excess of par value	198,500	907,765	8,224	(915,989)	198,500
Retained earnings	345,181	359,442	40,037	(399,479)	345,181
Accumulated other comprehensive loss	(4,401)	(217)	(937)	1,154	(4,401)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(32,657)	—	—	—	(32,657)

Total stockholders’ equity	503,086	1,266,990	47,324	(1,314,314)	503,086
Total liabilities and stockholders’ equity	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings

Nine Months Ended
December 31, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

Net Sales	$—	$1,329,289	$14,771	$—	$1,344,060
Costs and Expenses
Costs of products sold (excluding depreciation)	—	637,044	3,516	—	640,560
Selling, distribution and administrative expenses	33,939	475,290	14,210	—	523,439
Depreciation	2,682	51,477	1,549	—	55,708
Amortization	48	4,887	—	—	4,935
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(36,814)	158,042	(4,504)	—	116,724
Interest (expense) income, net	(39,503)	4,142	(765)	—	(36,126)
(Discount) gain on securitization of trade receivables	—	(46,340)	43,786	—	(2,554)
Other income (expense), net	43,219	(44,514)	704	—	(591)
Equity in earnings of unconsolidated affiliates	2,094	933	—	—	3,027

Earnings (losses) before income taxes	(31,004)	72,263	39,221	—	80,480
Income tax benefit (expense)	10,852	(27,520)	(13,872)	—	(30,540)
Equity in earnings of subsidiaries	70,092	—	—	(70,092)	—

Net Earnings	$49,940	$44,743	$25,349	$(70,092)	$49,940

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings

Nine Months Ended
December 31, 2001

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

Net sales	$—	$1,204,804	$15,286	$—	$1,220,090
Costs and Expenses
Costs of products sold (excluding depreciation)	—	610,239	3,834	—	614,073
Selling, distribution and administrative expenses	37,797	400,448	15,238	—	453,483
Depreciation	2,570	43,343	1,584	—	47,497
Amortization	159	6,061	—	—	6,220

Operating Income (Loss)	(40,526)	144,713	(5,370)	—	98,817
Interest (expense) income, net	(40,474)	4,892	371	—	(35,211)
(Discount) gain on securitization of trade receivables	—	(45,992)	41,945	—	(4,047)
Other income (expense), net	49,485	(47,623)	(69)	—	1,793
Equity in earnings of unconsolidated affiliates	2,125	750	—	—	2,875

Earnings (loss) before income taxes and a cumulative effect of a change in accounting principle	(29,390)	56,740	36,877	—	64,227
Income tax benefit (expense)	10,286	(21,319)	(13,345)	—	(24,378)
Equity in earnings of subsidiaries	(47)	—	—	47	—
Cumulative effect of a change in accounting principle	—	(59,000)	—	—	(59,000)

Net Earnings (Loss)	$(19,151)	$(23,579)	$23,532	$47	$(19,151)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended
December 31, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

Net cash provided by (used in) operating activities	$(2,771)	$121,224	$20,404	$—	$138,857

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,345)	(43,461)	(3,593)	—	(52,399)
Proceeds from sales of plant and equipment	—	5,075	713	—	5,788
Proceeds from divestitures	—	3,167	—	—	3,167
Business acquisitions and acquisition liability settlements	—	(9,947)	—	—	(9,947)
Dividends and fees from unconsolidated affiliates	704	1,414	—	—	2,118
Other, net	(1,605)	(613)	700	—	(1,518)

Net cash used in investing activities	(6,246)	(44,365)	(2,180)	—	(52,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	212,204	—	377	—	212,581
Repayment of debt	(278,558)	(16,235)	(1,464)	—	(296,257)
Exercise of stock options	6,037	—	—	—	6,037
Cash overdraft	(8,427)	—	—	—	(8,427)
Intercompany	77,761	(60,624)	(17,137)	—	—

Net cash provided by (used in) financing activities	9,017	(76,859)	(18,224)	—	(86,066)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2001

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated

Net cash provided by (used in) operating activities	$496	$187,516	$(11,395)	$—	$176,617

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,442)	(34,998)	(900)	—	(41,340)
Proceeds from sales of plant and equipment	—	2,909	—	—	2,909
Proceeds from divestitures	—	10,200	—	—	10,200
Business acquisitions, net of cash acquired	—	(11,268)	—	—	(11,268)
Dividends and fees from unconsolidated affiliates	2,125	92	—	—	2,217
Other, net	6,459	(7,814)	2,241	—	886

Net cash provided by (used in) investing activities	3,142	(40,879)	1,341	—	(36,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	417,466	—	2,539	—	420,005
Repayment of debt	(513,822)	(22,625)	(3,704)	—	(540,151)
Financing costs	(8,753)	—	—	—	(8,753)
Exercise of stock options	2,517	—	—	—	2,517
Cash overdraft	—	(13,839)	—	—	(13,839)
Inter-company	98,954	(110,173)	11,219	—	—

Net cash provided by (used in) financing activities	(3,638)	(146,637)	10,054	—	(140,221)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 10.9% in the quarter ended December 31, 2002 (“current quarter”) compared to the quarter ended December 31, 2001 (“prior year quarter”). Sales growth is attributable to the February 28, 2002 acquisition of the Air Products U.S. packaged gas business (the “Air Products acquisition”). On a same-store basis, however, sales decreased 1.1% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments are not reflected in the table below.

	Three Months Ended
	December 31,

(In thousands)	2002	2001	Increase

Net Sales
Distribution	$399,659	$357,769	$41,890	11.7%
Gas Operations	35,680	34,664	1,016	2.9%

	$435,339	$392,433	$42,906	10.9%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales in the current quarter increased $41.9 million (11.7%) primarily from the Air Products acquisition. The Distribution segment’s same-store sales declined by $5 million (-1.2%) resulting from lower hardgoods sales of $9.4 million (-4.8%), partially offset by gas and rent sales growth of $4.4 million (2.1%). The decline in hardgoods sales was driven by lower sales of welding supplies and equipment and industrial tools, reflecting the weak manufacturing environment. A slight decline in branch-based safety product sales also contributed to the decrease in hardgoods sales. The increase in gas and rent same-store sales was driven by pricing initiatives and growth of strategic product sales. Pricing initiatives were designed to reduce product discounting. Strategic product sales growth was principally related to small bulk, medical and specialty gases. Additionally, welder rentals and strategic account revenues contributed to the gas and rent sales growth. Rental revenues were favorably impacted by a 10% increase in welder equipment rentals reflecting increased rental activity related to shipbuilding and refining markets. Strategic account sales (sales to large customers with multiple locations) in the current quarter were approximately $55 million, inclusive of strategic accounts acquired from Air Products. The Company expects to achieve strategic account sales of $215 million in fiscal 2003, representing same-store sales growth of approximately 10%. Despite the slow industrial economy, 75% of the operating companies in the Distribution segment experienced sequential same-store sales improvement over the second fiscal quarter. Additionally, daily sales rates improved each month through the current quarter. However, it is uncertain whether the improvement will continue through the fourth quarter or into fiscal 2004.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Gas Operations segment’s sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations’ sales increased $1 million (2.9%) compared to the prior year quarter from net acquisition and divestiture activity and same-store sales growth. Net acquisition and divestiture activity increased sales by $700 thousand as sales of high-end specialty gases from the Air Products acquisition offset the divestiture of two nitrous oxide plants sold in the third quarter of fiscal 2002. Same-store sales increased $300 thousand (0.7%) primarily from higher volumes of liquid carbon dioxide and specialty gases.

Gross Profits

     Gross profits, excluding depreciation, increased 16.4% and the gross profit margin increased 250 basis points to 53.1% during the current quarter compared to 50.6% in the prior year quarter.

	Three Months Ended
	December 31

(In thousands)	2002	2001	Increase

Gross Profits
Distribution	$206,411	$175,945	$30,466	17.3%
Gas Operations	24,721	22,698	2,023	8.9%

	$231,132	$198,643	$32,489	16.4%

     The increase in Distribution gross profits of $30.5 million (17.3%) primarily resulted from the Air Products acquisition. The Distribution segment’s gross profit margin of 51.6% in the current quarter increased 240 basis points from 49.2% in the prior year quarter. The improved gross margin reflects a shift in sales mix towards higher margin gas and rent sales primarily attributable to the business acquired from Air Products, which had a sales mix consisting of 76% gas and rent. The shift in sales mix also resulted from the decline in lower-margin hardgoods sales. In the current quarter, 53.9% of the Distribution segment’s sales consisted of gas and rent compared to 48.1% in the prior year quarter.

     The increase in Gas Operations’ gross profits of $2 million (8.9%) was driven by lower raw material and production costs and net acquisition and divestiture activity. Gross profits of the dry ice operations improved as lower raw material and production costs resulted in a lower cost per ton of dry ice produced. Net acquisition and divestiture activity also improved gross profits as the high-margin specialty gas business acquired from Air Products more than compensated for the fiscal 2002 divestiture of two nitrous oxide plants. Gas Operations’ gross profit margin increased 380 basis points to 69.3% from 65.5% in the prior year quarter.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. SD&A expenses increased $22.9 million (15.3%) compared to the prior year quarter primarily attributable to the operations acquired from Air Products. On a same-store basis, operating expenses only increased slightly reflecting management’s continued focus on controlling expenses. As a percentage of net sales, operating expenses increased 150 basis points to 39.6% compared to 38.1% in the prior year quarter. The increase in operating expenses as a percentage of sales reflects the acquisition of the Air Products packaged gas business and its higher ratio of gas to hardgoods sales. Gas distribution typically carries higher operating expenses than the hardgoods portion of the business.

     Depreciation expense of $19.1 million increased $3 million (18.9%) compared to $16.1 million in the prior year quarter. The increase in depreciation expense was primarily due to the addition of fixed assets from the Air Products acquisition. Amortization expense of $1.6 million in the current quarter decreased $310 thousand compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 22.1% in the current quarter compared to the prior year quarter.

	Three Months Ended
	December 31

(In thousands)	2002	2001	Increase

Operating Income
Distribution	$31,781	$25,711	$6,070	23.6%
Gas Operations	6,309	5,483	826	15.1%

	$38,090	$31,194	$6,896	22.1%

     The Distribution segment’s operating income margin increased 80 basis points to 8.0% compared to 7.2% in the prior year quarter. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the increase in operating expenses as a percentage of sales.

     The Gas Operations segment’s operating income margin increased 190 basis points to 17.7% in the current quarter compared to 15.8% in the prior year quarter. The improved operating income margin primarily reflects the impact of the acquired specialty gas operations of the Air Products acquisition and improved margins of the dry ice portion of the business.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $11.8 million representing a decrease of $1.7 million (-12.9%) compared to the prior year quarter. The decrease in interest expense resulted from lower weighted-average interest rates related to the Company’s variable rate debt, which more than offset the impact of higher average debt levels. The higher average debt levels in fiscal 2003 were principally attributable to the Air Products acquisition.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $151.1 million at December 31, 2002. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at December 31, 2002 was 41% fixed to 59% variable.

Other Income (Expense), net

     Other income, net, in the prior year quarter includes a net gain of $1.9 million ($120 thousand after tax). The net gain consisted of a $7.4 million gain from the divestiture of two nitrous oxide plants, partially offset by a $3.6 million write-down of a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

     The effective income tax rate at 37.5% of pre-tax earnings in the current quarter decreased from 41.6% in the prior year quarter. The higher effective income tax rate in the prior year quarter reflects the $3.6 million write-down of a business unit held for sale, which was not deductible for income tax purposes.

Net Earnings

     Net earnings for the quarter ended December 31, 2002 were $16.7 million, or $0.23 per diluted share, compared to $11.8 million, or $0.17 per diluted share, in the prior year quarter. The Company estimates that earnings in the fiscal 2003 fourth quarter will range from $.24 to $.26 per diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2001

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 10.2% in the nine months ended December 31, 2002 (“current period”) compared to the nine months ended December 31, 2001 (“prior year period”). Sales growth is attributable to the Air Products acquisition. However, on a same-store basis, sales decreased 1.9% versus the prior year period. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to or subtracting sales of divested operations from sales reported in the prior period. These pro-forma adjustments are not reflected in the table below.

	Nine Months Ended
	December 31,

(In thousands)	2002	2001	Increase

Net Sales
Distribution	$1,232,043	$1,108,428	$123,615	11.2%
Gas Operations	112,017	111,662	355	0.3%

	$1,344,060	$1,220,090	$123,970	10.2%

     Distribution sales increased $123.6 million (11.2%) primarily due to the prior year Air Products acquisition partially offset by a decline in same-store sales. Distribution same-store sales declined $26 million (-2.1%) driven by a decrease in hardgoods sales of $34.7 million (-5.6%), partially offset by gas and rent sales growth of $8.7 million (1.4%). The decline in hardgoods same-store sales was driven by lower sales of welding supplies and equipment, industrial tools and safety products. The lower hardgoods sales are indicative of the generally weak industrial economy. Gas and rent same-store sales growth was driven by pricing initiatives designed to reduce product discounting. In addition, gas and rent sales growth was attributable to growth in bulk and medical gases, strategic account sales (sales to large customer with multiple locations) and rental welder revenues.

     Gas Operations’ sales increased $355 thousand (0.3%) compared to the prior year period principally from net acquisition and divestiture activity, partially offset by a decline in same-store sales. Sales of high-end specialty gases from the business acquired from Air Products more than offset lower sales from the divestiture of two nitrous oxide plants sold in the third quarter of fiscal 2002. Same-store sales decreased $423 thousand (-0.4%) primarily from a decline in sales volumes of dry ice attributable to competitive pressures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

     Gross profits, excluding depreciation, increased 16.1% and the gross profit margin increased 260 basis points to 52.3% during the current period compared to 49.7% in the prior year period.

	Nine Months Ended
	December 31,

(In thousands)	2002	2001	Increase

Gross Profits
Distribution	$626,596	$533,851	$92,745	17.4%
Gas Operations	76,904	72,166	4,738	6.6%

	$703,500	$606,017	$97,483	16.1%

     The increase in Distribution gross profits of $92.7 million (17.4%) primarily resulted from the Air Products acquisition. The Distribution segment’s gross profit margin of 50.9% in the current period increased 270 basis points from 48.2% in the prior year period. The gross margin improvement resulted from a shift in the sales mix towards higher-margin gas and rent and reduced product discounting. The shift in sales mix was primarily attributable to the Air Products acquisition, which had a sales mix consisting of 76% gas and rent, as well as lower sales volumes of hardgoods. In the current year period, 52.5% of the Distribution segment’s sales consisted of gas and rent compared to 46.7% in the prior year quarter.

     The increase in Gas Operations’ gross profits of $4.7 million (6.6%) was driven by lower raw material and production costs of the dry ice operations and net acquisition and divestiture activity. Gas Operations’ gross profits were helped by lower raw material and production costs associated with dry ice, which reduced the cost per ton produced. The gross profits attributable to high margin specialty gas business acquired from Air Products more than compensated for the divestiture of two nitrous oxide plants during fiscal 2002. Gas Operations’ gross profit margin increased by 410 basis points to 68.7% from 64.6% in the prior year period.

Operating Expenses

     Selling, distribution and administrative expenses increased $70 million (15.4%) compared to the prior year period principally from the addition of the Air Products operations. On a same-store basis, operating expenses increased only slightly reflecting the Company’s focus on expense control. As a percentage of net sales, operating expenses increased 170 basis points to 38.9% compared to 37.2% in the prior year period. The increase in operating expenses as a percentage of sales reflects the addition of the Air Products business, a majority of which is comprised of the distribution of packaged gases. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business.

     Costs associated with the integration of the Air Products acquisition were $2.4 million during the current year period. Integration activities associated with the Air Products acquisition are progressing smoothly and are expected to be substantially complete by the end of fiscal 2003.

     Depreciation expense of $55.7 million increased $8.2 million (17.3%) compared to $47.5 million in the prior year period. The increase in depreciation expense was primarily due to the addition of fixed assets from the Air Products acquisition. Amortization expense of $4.9 million in the current period decreased $1.3 million compared to the prior year period primarily from the expiration of certain non-compete agreements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 18.1% in the current period compared to the prior year period. Excluding special charges, operating income increased 20.8%.

	Nine Months Ended
	December 31,

(In thousands)	2002	2001	Increase (Decrease)

Operating Income
Distribution	$97,560	$80,069	$17,491	21.8%
Gas Operations	21,858	18,748	3,110	16.6%
Special charges	(2,694)	—	(2,694)	—%

	$116,724	$98,817	$17,907	18.1%

     The Distribution segment’s operating income margin, excluding special charges, increased 70 basis points to 7.9% compared to 7.2% in the prior year period. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the increase in operating expenses as a percentage of sales.

     The Gas Operations segment’s operating income margin increased 270 basis points to 19.5% in the period compared to 16.8% in the prior year period. The improved operating income margin reflects lower raw material and production costs of the dry ice operations and the higher gross profit margin attributable to high margin specialty gas business acquired from Air Products, partially offset by the increase in operating expenses.

     Special charges of $2.7 million in the current period consist of a first quarter restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of the Company’s procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited included in the special charges existed as part of the Company’s operations prior to the acquisition of the Air Products business.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $38.7 million representing a decrease of $578 thousand (-1.5%) compared to the prior year period. The decrease in interest expense resulted from lower weighted-average interest rates related to the Company’s variable rate debt, partially offset by higher average debt levels. The increase in average debt levels was attributable to indebtedness associated with acquisition activity, principally the Air Products acquisition.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $151.1 million at December 31, 2002. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), net

     Other income (expense), net, in the current period reflects a $241 thousand net loss in the first quarter associated with divestiture-related transactions, consisting of the completion of the sale of Kendeco, an industrial tool business in the distribution segment, and the favorable resolution of an indemnity claim related to a prior period divestiture.

     Other income, net, in the prior year period includes a net gain of $1.9 million ($120 thousand after tax). The net gain consisted of a $7.4 million gain from the divestiture of two nitrous oxide plants, partially offset by a $3.6 million write-down of a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Income Tax Expense

     The effective income tax rate was approximately 38% of pre-tax earnings in both the current and prior year periods.

     Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in the current period or in fiscal 2002.

Cumulative Effect of a Change in Accounting Principle

     In connection with the adoption of SFAS 142 on April 1, 2001, the Company performed an evaluation of goodwill, which indicated that goodwill of one reporting unit, its tool business, was impaired. The prior year period includes a $59 million non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and consequently, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)

     Net earnings for the nine month period ended December 31, 2002 were $49.9 million, or $0.69 per diluted share, compared to a net loss of $19.2 million, or $0.28 per diluted share, in the prior year period. Excluding the current period’s special charges and the prior year period’s change in accounting principle, net earnings were $0.72 per diluted share versus $0.57 per diluted share for the periods ended December 31, 2002 and 2001, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities declined to $138.9 million for the nine months ended December 31, 2002 compared to $176.6 million in the comparable prior year period. The decline in operating cash flows resulted from the completion of the second tranche of the trade receivables securitization program in the prior year period. Excluding the trade receivables securitization, cash provided by operating activities improved by approximately $10 million. In the current period, cash flows from operations were driven by an increase in net earnings adjusted for non-cash items, cash used for working capital and cash provided by the trade receivables securitization. Net earnings adjusted for non-cash items and cash used for working capital reflect the equal and opposite impact of the reversal of a $19 million tax refund related to a revised interpretation of a recent tax law change. There was no impact on operating cash flows from the deferred tax reversal. Excluding the deferred tax reversal, net earnings adjusted for non-cash items increased by $32.6 million. The increase was principally attributable to improved net earnings and higher deferred income taxes. Higher deferred income taxes resulted from accelerated tax depreciation on assets purchased in the Air Products acquisition. Excluding the deferred tax reversal, working capital used cash of $16 million compared to cash provided in the prior year period of $6 million. The increase in working capital requirements in the current period primarily resulted from the timing of payments to vendors and the settlement of accrued expenses. Accrued expenses used cash primarily due to the payment of prior year obligations associated with the Praxair, Inc. litigation, accrued interest on the senior subordinated notes, and prior year bonuses. The Company’s trade receivables securitization program provided cash of $17.1 million. The program was expanded to encompass the higher level of receivables from the operations acquired from Air Products. In the prior year period, the trade receivables securitization program was expanded through the sale of receivables under a second tranche, which provided cash of $65.4 million. Cash flows provided by operating activities were primarily used to fund capital expenditures and to repay outstanding debt.

     Cash used in investing activities totaled $52.8 million during the current period and primarily consisted of capital expenditures and acquisitions, offset by proceeds from a divestiture. Capital expenditures were $11.1 million higher than the comparable prior year period largely due to construction of a liquid carbon dioxide plant in Hopewell, Virginia, which became operational in January 2003. The Company estimates capital spending for fiscal 2003 will be approximately $70 million. Cash of $9.9 million was used during the current period to acquire a business and settle acquisition liabilities associated with the Air Products acquisition. The divestiture of Kendeco, Inc., an industrial tool business, during the first quarter provided cash of $3.2 million.

     Financing activities used cash of $86.1 million primarily for the net repayment of debt under the Company’s revolving credit facilities of $83.7 million. Financing activities also included proceeds received from the exercise of stock options of $6 million and a decrease in the cash overdraft of $8.4 million. The cash overdraft represents the change in the balance of outstanding checks.

     Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company will continue to look for appropriate acquisitions of distributors to complement its distribution network and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

     The Company does not currently pay dividends.

Financial Instruments

Revolving Credit Facilities

     At December 31, 2002, the Company had unsecured revolving credit facilities totaling $367.5 million and $50 million Canadian (U.S. $32.5 million) under a credit agreement with a maturity date of July 30, 2006. At December 31, 2002, the Company had borrowings under the credit agreement of approximately $156 million and $32 million Canadian (U.S. $21 million). The Company also had commitments under stand-by letters of credit supported by the credit agreement of approximately $31 million at December 31, 2002. The stand-by letters of credit support acquisition notes issued by the Company and the Company’s obligations to insurance providers. The credit agreement also contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities in excess of $115 million at December 31, 2002. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At December 31, 2002, the effective interest rates on borrowings under the revolving credit facilities were 3.68% on U.S. borrowings and 2.93% on Canadian borrowings.

     Borrowings under the revolving credit facilities are guaranteed by certain of the Company’s domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. During the fourth quarter of fiscal 2002, the Company’s credit rating as determined by third-party credit agencies was lowered in response to additional indebtedness related to the Air Products acquisition. The lower credit rating required the Company to pledge 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating were to be further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. In January 2003, one third-party credit agency reaffirmed the Company’s credit rating and revised its outlook to positive from stable based on expectations that the Company’s financial position will continue to strengthen as economic conditions improve.

Term Loan

     At December 31, 2002, the Company had $91 million outstanding under a term loan, which was obtained during fiscal 2002 in conjunction with the Air Products acquisition. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. At December 31, 2002, the effective interest rate of the term loan was 3.40%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Subordinated Notes

     At December 31, 2002, the Company had $225 million of senior subordinated notes (the “Notes”) with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Medium-Term Notes and Other Debt

     The Company had the following medium-term notes outstanding at December 31, 2002: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The Company’s long-term debt also included acquisition notes and other long-term debt instruments. At December 31, 2002, the Company’s outstanding acquisition notes and other long-term debt instruments totaled approximately $10 million and had interest rates ranging from 7.00% to 9.00%. The medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Interest Rate Swap Agreements

     The Company manages its exposure to changes in market interest rates through the use of interest rate swap agreements with major financial institutions. In October 2002, the Company entered into two fixed interest rate swap agreements totaling $50 million in notional principal amount with a term of three years. At December 31, 2002, the Company was party to a total of 9 interest rate swap agreements with an aggregate $245 million in notional principal amount. Four swap agreements with $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.75% at December 31, 2002). The remaining terms of these swap agreements range from between 19 and 34 months. Five swap agreements with $155 million in notional principal amount require the Company to make variable interest payments primarily based on six-month LIBOR (average rate of 3.58% at December 31, 2002) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at December 31, 2002. The remaining terms of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company’s ratio of fixed to variable interest rates was 41% fixed and 59% variable at December 31, 2002.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating, for every increase in LIBOR of 25 basis points, it is estimated that the Company’s annual interest expense would increase approximately $1.3 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement was to originally expire in December 2003, but the agreement was extended during the fiscal 2003 third quarter to December 2005, and remains subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2002, the Company sold, net of its retained interest, $1,044 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $892.9 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $151.1 million at December 31, 2002 and $134 million at March 31, 2002. See Note 6 to the Consolidated Financial Statements included herein for additional disclosures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company is required to adopt SFAS 143 on April 1, 2003. The Company has evaluated SFAS 143 and does not believe its adoption will have a material impact on its results of operations, financial position or liquidity.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of commitment to an exit or disposal plan. The Statement is effective for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required disclosures beginning with its March 31, 2003 Form 10-K report.

     In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company has provided interim disclosures required by FIN 45 in Note 2 to the Consolidated Financial Statements included herein.

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes previous accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest in existence before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, then disclosure is required in

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial statements issued after January 31, 2003. Accordingly, the Company has provided certain disclosures required by FIN 46 in Notes 11 and 12 to the Consolidated Financial Statements included herein.

     In November 2002, FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of adoption of EITF 00-21 on its results of operations, financial position and liquidity.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: targeted strategic account sales of $215 million in fiscal 2003, representing same-store sales growth of approximately 10%; the uncertainty as to whether improved same-store sales will continue through the fourth quarter of fiscal 2003 or fiscal 2004; the success of cross-selling initiatives and a rebound of hardgoods sales in future periods; the impact of a shift in sales mix towards hardgoods on gross margins and gross profit dollars; the Company’s expectation that the Air Products integration activities will be completed by the end of fiscal 2003; the Company’s ability to control its level of expenses; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate of earnings in the fiscal 2003 fourth quarter of $.24 to $.26 per diluted share; the estimate of fiscal 2003 capital spending of approximately $70 million; the identification of acquisition candidates to complement its distribution network and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.3 million; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and resulting inability to drive sales growth; adverse customer reaction to the elimination of product discounting; underlying economic and market conditions; the market acceptance of price increases and the inability of price increases and sales growth to improve margins and offset any increases in costs; a downturn in strategic account sales such that targeted sales growth is not achieved; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; higher than estimated costs to integrate the business acquired from Air Products; potential disruption to the Company’s business from integration problems associated with the business acquired from Air Products; problems with the Air Products integration and its impact on the timing of completion of integration activities; the inability of management to control expenses; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the $70 million estimate; the inability to identify and successfully integrate acquisition candidates; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 41% fixed and 59% variable at December 31, 2002. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of December 31, 2002. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating, for every increase in LIBOR of 25 basis points, it is estimated that the Company’s annual interest expense would increase approximately $1.3 million.

	Fiscal Year of Maturity

									Fair
(In millions)	2003 (a)	2004	2005	2006	2007	2008	Thereafter	Total	Value

Fixed Rate Debt:
Medium-term notes	$—	$75	$—	$—	$100	$—	$—	$175	$179
Interest expense	$3	$13	$8	$8	$4	$—	$—	$36
Average interest rate	7.49%	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$2	$1	$6	$1	$—	$—	$10	$10
Interest expense	$1	$1	$1	$—	$—	$—	$—	$3
Average interest rate	7.64%	7.57%	7.73%	7.65%	8.50%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$237
Interest expense	$5	$21	$21	$21	$21	$21	$71	$181
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$177	$—	$—	$177	$177
Interest expense	$2	$6	$6	$6	$2	$—	$—	$22
Interest rate (b)	3.59%	3.59%	3.59%	3.59%	3.59%
Term loan	$4	$18	$22	$30	$17	$—	$—	$91	$91
Interest expense	$1	$3	$2	$1	$—	$—	$—	$7
Interest rate (b)	3.40%	3.40%	3.40%	3.40%	3.40%

	Fiscal Year of Maturity

									Fair
(In millions)	2003 (a)	2004	2005	2006	2007	2008	Thereafter	Total	Value

Interest Rate Swaps:
US $ denominated Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$—	$40	$50	$—	$—	$—	$90	$5
Swap payments/(receipts)	$1	$3	$2	$1	$—	$—	$—	$7
Variable receive rate = 1.75%
(3 month LIBOR)
Weighted average pay rate = 4.55%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$30	$—	$—	$50	$—	$75	$155	$(19)
Swap payments/(receipts)	$(2)	$(7)	$(6)	$(6)	$(4)	$(3)	$(12)	$(40)
Weighted average receive rate = 8.05%
Variable pay rate = 3.58%
(6 month LIBOR)
Other Off-Balance Sheet
LIBOR-based agreements:
Operating leases with trust (c)	$—	$1	$41	$—	$—	$—	$—	$42	$42
Lease expense	$—	$1	$1	$—	$—	$—	$—	$2
Trade receivables securitization (d)	$—	$—	$—	$151	$—	$—	$—	$151	$151
Discount on securitization	$1	$3	$3	$2	$—	$—	$—	$9

(a)  Fiscal 2003 financial instrument maturities and interest expense relate to the period January 1, 2003 through March 31, 2003.

(b)  The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of December 31, 2002. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of December 31, 2002.

(c)  The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d)  The three-year agreement originally expired on December 19, 2003, but the initial term was extended to December 2005, and remains subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

     As part of the efforts to improve operating efficiencies, the Company has been consolidating and outsourcing certain financial functions to a shared services center. The internal control structure related to these functions continues to be modified to reflect the new processing environment. In executing this transition, management continues to monitor the effectiveness of the new control structure. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

11	Calculation of earnings per share.

99.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Roger F. Millay as Senior Vice President – Finance and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

     On October 24, 2002, the Company filed a Form 8-K current report pursuant to Item 5, reporting its earnings for its second quarter and six months ended September 30, 2002.

Signatures*

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC. (Registrant)

BY:	/s/ Robert M. McLaughlin Robert M. McLaughlin Vice President & Controller (Principal Accounting Officer)

DATED: February 13, 2003

* - The Company’s subsidiary guarantors are not required to sign this Form 10-Q quarterly report or any other periodic reports filed by the Company under the Securities Exchange Act of 1934 pursuant to Rule 12h-5(a).

Certifications

I, Peter McCausland, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Airgas, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Peter McCausland Peter McCausland Chairman and Chief Executive Officer (Principal Executive Officer)

I, Roger F. Millay, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Airgas, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Roger F. Millay
Roger F. Millay Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)