Form 10-K
period 2003-03-31
AIRGAS INC
filed 2003-06-23
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]  NO  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES  [X]  NO  [   ]

     The aggregate market value of the 66,207,590 shares of voting stock held by non-affiliates of the Registrant was approximately $1.2 billion computed by reference to the closing price of such stock on the New York Stock Exchange on June 19, 2003. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of common stock outstanding as of June 19, 2003 was 73,088,287.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 2003 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

AIRGAS, INC.

PART I

ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas also produces dry ice, liquid carbon dioxide, nitrous oxide, process chemicals and specialty gases for distribution throughout the United States. Airgas’ integrated network of approximately 800 locations includes branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities and distribution centers. Airgas also distributes its products and services to its diversified customer base through eBusiness, catalog and telesales channels. Sales were $1.79 billion, $1.64 billion, and $1.63 billion in fiscal years 2003, 2002, and 2001, respectively.

     The Company’s two operating segments are Distribution and Gas Operations. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 23 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” Descriptions of the operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for over 90% of consolidated sales and reflects the distribution of industrial, medical and specialty gases, process chemicals and hardgoods. The Distribution segment also includes the equity affiliate earnings related to the Company’s investment in National Welders Supply Company, Inc. (“National Welders”), which is a producer and distributor of industrial, medical and specialty gases and hardgoods.

Principal Products and Services

     The Distribution segment’s principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental, process chemicals and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Gas and rent represented approximately 53%, 47%, and 44% of the Distribution segment’s sales in each of the fiscal years 2003, 2002 and 2001, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. In each of the fiscal years 2003, 2002, and 2001, hardgoods sales represented approximately 47%, 53%, and 56% of the Distribution segment’s sales, respectively (see Note 23 of the Company’s Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

     The Company believes that the market for industrial, medical and specialty gases in the United States is approximately $9.4 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply and cylinder (“packaged gas”) supply. In the U.S. market, on-site supply accounts for approximately 25% of sales, bulk or merchant supply accounts for approximately 35% of sales, and packaged gas supply accounts for the remaining 40% or $3.8 billion in sales. Airgas’ market focus has been on the packaged gas segment of the market and on customers who purchase gases in small bulk quantities. Generally, packaged gas distributors also distribute welding products. The Company believes the U.S. market for welding products to be approximately $3.9 billion annually.

     Airgas is the largest distributor of packaged gases and welding products in the United States, with approximately a 19% market share. The Company’s competitors in this market are approximately 900 independent distributors that serve approximately 50% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Liquid Air Corporation of America (“Air Liquide”), and BOC Gases Group (“BOC Gases”), serve the remaining 31% of the packaged gas market. The Company also sells safety equipment. The United States market for safety equipment is approximately $6 billion, of which Airgas’ share is approximately 4%.

Customer Base

     The Company’s customer base is broad and includes many major industries. The Company estimates the following industry segments account for the indicated percentages of the Company’s total sales:

•	Manufacturing (39%);

•	Service Sector (21%) - principally medical;

•	Wholesale Trade (13%),

•	Agriculture and Mining (4%);

•	Construction (9%);

•	Retail Consumer Establishments (7%);

•	Transportation and Utilities (5%); and

•	All Other (2%).

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements. Additionally, the Company will purchase helium from Air Products under the terms of the supply agreement. Effective December 1, 2002, the Company entered into a 3-year take-or-pay supply agreement with BOC Gases to purchase liquid nitrogen, oxygen and argon. Under the BOC Gases agreement, BOC Gases will reserve specified production volumes at certain plants and the Company will purchase at least 75% of those volumes. At the conclusion of the initial 3-year term of the BOC agreement, the Company may elect to extend it for an additional 3-year term. Both the Air Products and BOC Gases supply agreements contain market pricing subject to certain economic indices and market analysis. Furthermore, the Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

     The Company also manufactures certain gases, including acetylene, nitrous oxide, nitrogen, oxygen and argon. The Company believes that, if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to arrange comparable alternative supply arrangements.

GAS OPERATIONS

     The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and specialty gases. The Company also operates two air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. A description of the businesses included in the Gas Operations segment follows:

Dry Ice

     The Company is a producer and distributor of dry ice. With 14 dry ice plants (converting liquid carbon dioxide into dry ice), the Company has the largest national network of conversion plants in the United States. Customers include food processors, food service, pharmaceutical and biotech industries, wholesale trade and grocery and other retail outlets. The dry ice business generally experiences a higher level of sales during the warmer months. The Company’s carbon dioxide requirements are purchased from the vertically integrated producers of carbon dioxide and from internal production sources.

Carbon Dioxide

     The Company is a producer and distributor of liquid carbon dioxide. Carbon dioxide is a byproduct of other chemical processes, typically the production of ammonia or ethanol. Carbon dioxide can also be extracted from natural wells. The Company’s requirements are met by 9 Company-owned production facilities including a newly constructed plant in Hopewell VA, a 50%-owned joint venture, and long term supply contracts with vertically integrated gas producers. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $500 million annually. The largest customer segments include chemical producers and manufacturers of foods and beverages. The Company’s market share is approximately 14% making it the third largest marketer of liquid carbon dioxide in the United States. However, the Company is heavily concentrated in the southeastern United States and maintains a 36% market share in that region.

Specialty and Other Gases

     The Company operates six national labs, full-scale testing and blending facilities, which blend various special application gas mixes, ultra high purity grade gases, multi-component hydrocarbon blended EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. Specialty gases produced are primarily sold to the Distribution segment (see Note 23 of the Company’s Consolidated Financial Statements for disclosure related to inter-segment sales). The third-party customer base for these products consists primarily of environmental-related businesses, manufacturers of electronics, governmental entities, petroleum refiners, pharmaceutical companies and automotive businesses. Gas Operations also provides quality management and technical support to 46 regional labs, which are operated by the Distribution segment. The national and regional labs perform testing and certification services for gas purity. Twenty of the Company’s labs are ISO 9001:2000 registered facilities for quality management in the manufacture and sale of specialty gases.

Nitrous Oxide

     The Company is a manufacturer of nitrous oxide gas. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronics industries. The Company’s market focus includes bulk customers as well as sales to the Distribution segment. The Company purchases the raw materials utilized in its nitrous oxide production pursuant to contracts with major manufacturers and suppliers.

Suppliers

     The Company believes that if a contractual arrangement with any Gas Operations segment supplier was terminated, it would not have a material adverse effect on operations. However, two of the Company’s 14 dry ice production facilities are located on property owned by BOC Gases. If the current arrangements with BOC Gases were terminated, the Company’s dry ice production capabilities may be reduced.

AIRGAS GROWTH STRATEGIES

     The Company’s strategic objectives are to establish itself as the low-cost supplier in the industry and drive market-leading sales growth by leveraging its national distribution infrastructure. To meet these objectives, the Company has established the following strategic initiatives:

•	increasing market penetration by growing the strategic account business (sales to large customers with multiple locations), increasing account penetration by selling more products to existing customers, strengthening sales leadership training and leveraging the market presence of acquisitions;

•	migrating customers to the appropriate distribution channel by leveraging the Company’s safety telesales capabilities, expanding its second-generation eBusiness capability and providing sales training on channel management;

•	improving supply chain efficiencies through more efficient cylinder filling and management, centralizing procurement, enhancing the operations of the Company’s five regional distribution centers and implementing a company wide inventory management system;

•	implementing redesigned business processes to standardize and centralize certain support functions of the Company’s matrix organization structure; and

•	acquiring core packaged gas distributors to complement and expand its distribution network of locations.

     These strategic objectives are primarily designed to facilitate aggressive sales and earnings growth.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2003 were not material.

INSURANCE

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and products liability. These programs have self-insured retention of $500,000 per occurrence and an annual aggregate limit of $1.7 million of claims in excess of $500,000. The Company accrues estimated losses using actuarial models and assumptions based on the Company’s historical loss experience.

EMPLOYEES

     On March 31, 2003, the Company employed approximately 8,500 employees of whom less than 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds the following registered trademarks “Airgas,” “Red-D-Arc,” “RED-D-ARC WELDERENTAL,” “Python,” “Viper,” “Extreme Duty,” “Gold Gas,” “SteelMIX,” and “RADNOR” branded products. The Company also holds trademarks for “AluMIX,” and “StainMIX.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name	Age	Position

Peter McCausland (1)	53	Chairman of the Board and Chief Executive Officer
Glenn M. Fischer	52	President and Chief Operating Officer
Roger F. Millay	45	Senior Vice President - Finance and Chief Financial Officer
Andrew R. Cichocki	40	Senior Vice President - Human Resources
Robert A. Dougherty	45	Senior Vice President and Chief Information Officer
Gordon L. Keen, Jr.	58	Senior Vice President - Law and Corporate Development
Michael L. Molinini	52	Senior Vice President - Hardgoods
Patrick M. Visintainer	39	Senior Vice President - Sales
Alfred B. Crichton	55	Division President - West
B. Shaun Powers	51	Division President - East
Ted R. Schulte	52	Division President - Gas Operations
Dean A. Bertolino	34	Vice President, General Counsel and Secretary

(1)	Member of the Board of Directors

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

     Mr. Fischer has been President and Chief Operating Officer since November 2000. Prior to joining Airgas, Mr. Fischer served as President of BOC Gases - North America from 1997 to 2000 and as Executive Vice President of BOC Gases - Americas from 1995 to 1997.

     Mr. Millay has been Senior Vice President - Finance and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999.

     Mr. Cichocki was appointed Senior Vice President - Human Resources in May 2002. Prior to that time, Mr. Cichocki served as Senior Vice President - Project One from February 2001 to April 2002, Senior Vice President - Business Operations and Planning from January 1999 to January 2001, Vice President - Corporate Development from April 1997 to December 1998 and as Assistant Vice President - Corporate Development from August 1992 to March 1997.

     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.

     Mr. Keen has been Senior Vice President - Law and Corporate Development since April 1997. Prior to that time, Mr. Keen served as Vice President - Corporate Development from January 1992 to March 1997.

     Mr. Molinini has been Senior Vice President - Hardgoods since August 2000. Prior to that time, Mr.

Molinini served as Vice President - Hardgoods Operations from August 1999 to July 2000 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company since 1991.

     Mr. Visintainer has been Senior Vice President - Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President - Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager – Industrial/Specialty Gases and National Accounts Manager.

     Mr. Crichton has been Division President - West since February 1993. Prior to that time, Mr. Crichton served in various leadership positions since joining the Company in 1988 and has more than 30 years of experience in the industrial gas industry.

     Mr. Powers has been Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers’ career also includes 17 years with Air Products and Chemicals, Inc. where he served in various leadership positions.

     Mr. Schulte has been Division President - Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President - Gas Operations from August 2000 to January 2003, as Vice President - Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the US subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.

     Mr. Bertolino has been Vice President and General Counsel since December 2001, and Secretary since July 2002. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood llp from 1994 to 1999.

COMPANY INFORMATION

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on our website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company’s Distribution segment operates a network of multiple use facilities consisting of 616 branch stores, 46 regional gas laboratories, 15 acetylene manufacturing facilities, 5 regional distribution centers, 195 cylinder fill plants and various customer call centers. The Distribution segment conducts business in 46 states. The Company owns approximately 26% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities leased from employees are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

     The Company’s Gas Operations’ segment consists of businesses, located throughout the United States, which operate 39 branch locations, 9 liquid carbon dioxide and 14 dry ice production facilities, 2 air separation plants,

6 national gas laboratories, and 4 nitrous oxide production facilities. The Company owns approximately 45% of these facilities. The remaining facilities are leased from third parties.

     During fiscal 2003, the Company’s production facilities operated at approximately 81% of capacity based on an average daily production shift of 14 hours. If required, additional shifts could be run to expand production capacity.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company’s common stock (the “common stock”) is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange:

	High	Low

Fiscal 2003
First Quarter	$19.68	$15.72
Second Quarter	16.97	12.68
Third Quarter	17.25	11.87
Fourth Quarter	18.98	15.50
Fiscal 2002
First Quarter	$11.90	$7.52
Second Quarter	14.31	10.34
Third Quarter	15.65	12.79
Fourth Quarter	20.61	14.54

     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on June 19, 2003, was $18.19 per share. As of June 19, 2003, there were approximately 17,500 stockholders of record of the Company’s common stock.

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history. The first quarterly dividend of $0.04 per share will be paid on June 30, 2003 to stockholders of record of the Company’s common stock as of June 13, 2003. Future dividend declarations and the amounts thereof will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

(In thousands, except per share amounts):

	Years Ended March 31,

	2003 (1)	2002 (2)	2001 (3)	2000 (4)	1999 (5)

Operating Results:
Net sales	$1,786,964	$1,636,047	$1,628,901	$1,542,334	$1,561,218
Depreciation and amortization (6)	79,844	72,945	86,754	89,308	87,926
Special charges (recoveries), net	2,694	—	3,643	(2,829)	(1,000)
Operating income	155,882	125,033	107,949	106,731	112,996
Interest expense, net	46,375	47,013	60,207	57,560	60,298
Discount on securitization of trade receivables	3,326	4,846	1,303	—	—
Other income (expense), net	(645)	1,382	242	17,862	26,621
Income taxes	41,199	29,806	20,718	31,551	34,437
Cumulative effect of a change in accounting principle	—	(59,000)	—	(590)	—
Net earnings (loss)	68,105	(10,415)	28,223	38,283	51,924
Basic earnings (loss) per share	$.97	$(.15)	$.43	$.55	$.74
Diluted earnings (loss) per share	$.94	$(.15)	$.42	$.54	$.72
Balance Sheet Data:
Working capital	$61,686	$82,212	$53,690	$189,194	$165,416
Total assets	1,700,243	1,717,057	1,581,290	1,739,331	1,698,472
Current portion of long-term debt	2,229	2,456	72,945	20,071	19,645
Long-term debt	658,031	764,124	620,664	857,422	847,841
Deferred income tax liability, net	209,140	198,173	161,176	160,808	142,675
Other non-current liabilities	27,243	30,343	22,446	28,998	23,585
Stockholders’ equity (7)	596,933	503,086	496,849	472,507	470,945
Capital expenditures	67,969	58,297	65,910	65,211	101,638

(1)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2003 include a first quarter restructuring charge of $2.7 million ($1.7 million after-tax) related to the integration of the business acquired from Air Products and costs related to the consolidation of certain of the Company’s hardgoods procurement functions.

(2)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2002 include: (a) a non-cash after-tax charge of $59 million representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; (b) a litigation settlement charge of $8.5 million ($5.7 million after-tax); and (c) a net non-recurring gain of $1.9 million ($120 thousand after-tax) related to divestitures and a write-down of a business held for sale to its net realizable value.

(3)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2001 include: (a) net special charges of $3.6 million ($2.3 million after-tax), (b) litigation charges, net, of $5.8 million ($3.6 million after-tax), and (c) asset impairments associated with two equity affiliates of $700 thousand after-tax. The decrease in working capital compared to fiscal 2000 was partially attributable to a trade receivables securitization program entered into during fiscal 2001 and the classification of $50 million of medium-term notes maturing September 2001 as a component of “Current Liabilities.” Cash proceeds of approximately $73.2 million from the securitization program were used to reduce long-term debt.

(4)	The results for fiscal 2000 include: (a) special charge recoveries of $2.8 million ($1.7 million after-tax), (b) divestiture gains of $17.5 million ($8.6 million after-tax), (c) a litigation charge of $7.5 million ($4.8 million after-tax), (d) an inventory write-down of $3.8 million ($2.2 million after-tax), and (e) an after-tax charge of $590 thousand representing a change in accounting principle.

(5)	The results for fiscal 1999 include: (a) special charge recoveries of $1.0 million ($575 thousand after-tax), (b) divestiture gains of $25.5 million ($15 million after-tax), and (c) a $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

(6)	Fiscal 2003 and Fiscal 2002 exclude the amortization of goodwill in accordance with SFAS 142.

(7)	The Company has not historically paid any dividends on its common stock. However, on May 13, 2003, the Company’s Board of Directors declared the Company’s first quarterly cash dividend. The first quarterly dividend of $.04 per share will be paid on June 30, 2003 to stockholders of record of the Company’s common stock as of June 13, 2003.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 2003 COMPARED TO 2002

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2003 (“fiscal 2003”) were $1.79 billion compared to $1.64 billion in the prior year. Sales growth was driven by the fiscal 2002 fourth quarter acquisition of the majority of Air Products and Chemicals, Inc. (“Air Products”) U.S. packaged gas business. The Company continues to pursue opportunistic acquisitions to complement its national distribution network, completing four acquisitions in fiscal 2003. Although there was significant acquisition-related sales growth, net sales were adversely affected by the sluggish economic environment. The weak manufacturing and industrial markets contributed to a same-store sales decline of 1.7% compared to the prior year reflecting lower hardgoods sales mitigated by higher gas and rent sales. Higher gas and rent sales reflect the Company’s focus on strategic sales initiatives related to medical and bulk gases and strategic account customers. The Company’s sales initiatives contributed to an 8% increase in medical gas sales, a 9% increase in bulk gas delivery sales, and a 7% increase in sales to strategic account customers. With a focus on controlling costs and improving operational effectiveness, the Company has also embarked on other strategic initiatives, including the centralization of certain hardgoods procurement functions, rollout of an inventory management system, and implementation of a sales force effectiveness program. The procurement centralization and inventory management system are expected to help lower both purchasing and inventory carrying costs. The sales force effectiveness program will assist the Company’s sales representatives in targeting, monitoring and more effectively managing their customer accounts. Management believes that these sales and infrastructure programs will position the Company well to take advantage of a future economic rebound.

     Fiscal 2003 net earnings were $68.1 million, or $.94 per diluted share, compared to a net loss of $10.4 million, or a loss of $.15 per diluted share, in fiscal 2002.

     As discussed in the “Income Statement Commentary” below, fiscal 2003 results were affected by the following:

•	special charges of $2.7 million ($1.7 million after-tax), or $.03 per diluted share, consisting of a restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions.

     Fiscal 2002 results were affected by the following:

•	a non-cash after-tax charge of $59 million, or $.84 per diluted share, representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,

•	a litigation settlement charge of $8.5 million ($5.7 million after-tax), or $.08 per diluted share, and

•	a net non-recurring gain of $1.9 million ($120 thousand after-tax) resulting from divestitures and a write-down of a business held for sale to its net realizable value.

     During fiscal 2003, the Company successfully integrated the business acquired from Air Products in the prior year. In addition, during fiscal 2003, the Company completed the acquisition of four complementary packaged gas distributors with combined annual sales of approximately $33 million. The acquired businesses will further expand the Company’s broad distribution network and national market reach.

     Strong cash flow fundamentals have been characteristics of the Company since its inception. The cash flow generated by the Company, excluding the cash generated from the expanded trade receivables securitization program that was used to pay down the Company’s revolving credit facilities, enabled it to repay debt of $93.5 million in fiscal 2003. Additionally, the Company was able to reduce its off-balance sheet commitments by $2.5 million in fiscal 2003. Lower interest rates prevalent in the economy during fiscal 2003 also reduced the Company’s debt service requirements and aided in the ability to repay debt as well as favorably impacted net earnings during the year.

     Looking forward, the Company anticipates that fiscal 2004 may be difficult given the economic climate. The Company estimates that fiscal 2004 net earnings will be approximately $1.05 to $1.12 per diluted share. The low-end of the range is based on a continuation of the economic conditions experienced in fiscal 2003, while the high-end of the range reflects a modest improvement in the economy during fiscal 2004. Further, the Company estimates that net earnings in the fiscal 2004 first quarter will be $.24 to $.26 per diluted share. Same-store sales growth of 1% is targeted for the first half of fiscal 2004. Barring any significant deterioration in the economy, the Company intends to continue its initiatives designed to position itself for growth in the future as well as take advantage of acquisition opportunities as they arise.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 9.2% in fiscal 2003 compared to fiscal 2002 driven primarily by the prior year acquisition of Air Products’ packaged gas business, while same-store sales declined 1.7%. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro forma adjustments are not reflected in the table below. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment. The Company previously reflected these elimination entries within the Gas Operations segment.

(In thousands)	2003	2002	Increase (Decrease)

Distribution	$1,642,076	$1,494,267	$147,809	9.9%
Gas Operations	183,849	173,594	10,255	5.9%
Intercompany eliminations	(38,961)	(31,814)	(7,147)

	$1,786,964	$1,636,047	$150,917	9.2%

     The Distribution segment’s principal products include industrial, medical and specialty gases, process chemicals, equipment rental and hardgoods. Industrial, medical and specialty gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution segment sales increased $148 million (9.9%) driven by acquisitions, partially offset by a decline in same-store sales. The Company estimates that net acquisition and divestiture activity contributed $181 million to sales in fiscal 2003. The net acquisition and divestiture activity primarily reflects the current year impact of the February 28, 2002 acquisition of Air Products. The Air Products’ operations contributed $17.6 million to the Company’s fiscal 2002 net sales. On a same-store basis, the Distribution segment’s sales decreased $33 million (-2.0%) reflecting a decline in hardgoods same-store sales of $42 million (-5.2%), partially offset by gas and rent sales growth of $9 million (1.1%). The decline in hardgoods same-store sales resulted from lower sales volumes of industrial tools and welding hardgoods, reflecting the general weakness in the industrial and manufacturing sectors of the economy. Although overall safety product sales were flat due to a decline in branch-based sales, safety product sales through the telesales channel grew 4%.

     Distribution gas and rent same-store sales growth was driven by sales initiatives related to medical and bulk gases, as well as strategic accounts. The growth achieved through these initiatives was partially offset by volume declines in industrial gases reflecting the general weakness in the industrial and manufacturing sectors of the economy. Fiscal 2003 medical gas and rent revenues grew 8% to $125 million versus the prior year reflecting volume gains. Bulk gas and rent revenues increased to approximately $100 million, representing a 9% increase over the prior year with pricing remaining relatively stable. On a same-store basis, sales to strategic account customers (sales to large customers with multiple locations) grew 7% to $226 million in fiscal 2003 reflecting the Company’s success in leveraging its broad distribution network to service large customers. Although several major strategic account customers purchased lower volumes of products, the addition of nearly 80 new strategic account customers during fiscal 2003 generated sales growth and supported the Company’s long-term objective of growing strategic account sales by 10% annually. Rental revenue was also favorably impacted by an 8% increase in welding equipment rentals from the Company’s expansion of its rental welder fleet. The Company has followed a strategy of focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves. The strategic sales initiatives are designed to develop niches in products and services that are expected to grow at a faster rate than the overall economy and to position the Company for growth into the future.

     The Gas Operations segment’s sales primarily include dry ice and carbon dioxide that are used for cooling and the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Net of intercompany sales eliminations, Gas Operations’ sales increased $3.1 million (2.2%), principally from net acquisition and divestiture activity and same-store sales growth. Acquired sales of high-end specialty gases from the Air Products acquisition more than offset divested sales from two nitrous oxide plants sold in the third quarter of fiscal 2002. Same-store sales increased $1.5 million (1%) driven by specialty gas sales and higher volumes of liquid carbon dioxide associated with the January 2003 completion of a new carbon dioxide plant in Hopewell, Virginia.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Some companies may report certain or all of these costs as elements of their Cost of Products Sold. Consequently, gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 14.6% and the gross profit margin increased 240 basis points to 52.4% in fiscal 2003 compared to 50% in fiscal 2002.

(In thousands)	2003	2002	Increase

Distribution	$835,756	$724,173	$111,583	15.4%
Gas Operations	100,892	93,121	7,771	8.3%

	$936,648	$817,294	$119,354	14.6%

     Distribution gross profits increased approximately $112 million (15.4%) primarily from the Air Products acquisition. The Distribution segment’s gross profit margin of 50.9% in fiscal 2003 increased 240 basis points from 48.5% in fiscal 2002. The gross margin improvement resulted from a shift in sales mix towards higher-margin gas and rent and reduced product discounting associated with the Company’s hardgoods discount management program. The shift in sales mix was primarily attributable to the Air Products acquisition, which had a sales mix of 76% gas and rent. On a same-store basis, lower volumes of hardgoods also contributed to the shift in sales mix towards gas and rent. Distribution segment sales consisted of 52.6% gas and rent compared to 47.3% in the prior year.

     Gas Operations’ gross profits increased $7.8 million (8.3%) driven by lower raw material and production costs of the dry ice operations and net acquisition and divestiture activity. Gas Operations’ gross profits were helped by lower raw material and production costs associated with dry ice, which reduced the cost per ton produced. Gross profits attributable to specialty gas business acquired from Air Products more than compensated for the fiscal 2002 divestiture of two nitrous oxide plants. Same-store sales growth of specialty gases also contributed to the increase in Gas Operations’ gross profits. Gas Operations’ gross profit margin of 54.9% increased 130 basis points from 53.6% in the prior year. Gas Operations’ gross profit margin percentages were revised to reflect the change in the application of intercompany eliminations.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $78.9 million (12.7%) compared to the prior year principally from the addition of the Air Products’ operations. Although salaries and benefits, fuel and acquisition integration costs increased in fiscal

2003 compared to the prior year, the increases were partially mitigated by lower legal expenses and management’s focus on expense control in other areas. Legal expense in fiscal 2002 included a charge of $8.5 million associated with the settlement of litigation brought by a competitor. There were no similar charges in fiscal 2003. As a percentage of net sales, SD&A expenses increased 120 basis points to 39.1% compared to 37.9% in the prior year. The increase in operating expenses as a percentage of net sales reflects the addition of the Air Products business, a majority of which is comprised of the distribution of packaged gases. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business and correspondingly higher gross profit margins.

     Depreciation expense of $73.5 million in fiscal 2003 increased $8.7 million (13.4%) compared to $64.8 million in fiscal 2002. The increase in depreciation expense was primarily due to the addition of the fixed assets from the Air Products acquisition.

     Amortization expense of $6.4 million in fiscal 2003 decreased $1.8 million compared to $8.2 million in fiscal 2002. The decrease in amortization expense was primarily attributable to the expiration of certain non-compete agreements.

Special Charges

     Special charges of $2.7 million incurred by the Distribution segment in fiscal 2003 consist of a first quarter restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions. The special charges included facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income increased 24.7% in fiscal 2003 compared to fiscal 2002.

(In thousands)	2003	2002	Increase

Distribution	$130,534	$103,430	$27,104	26.2%
Gas Operations	25,348	21,603	3,745	17.3%

	$155,882	$125,033	$30,849	24.7%

     The Distribution segment’s operating income margin of 7.9% in fiscal 2003 increased 100 basis points compared to 6.9% in fiscal 2002. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the special charge noted above and an increase in operating expenses as a percentage of sales.

     The Gas Operations segment’s operating income margin increased 140 basis points to 13.8% compared to 12.4% in fiscal 2002. The improved operating income margin reflects lower raw material and production costs of the Company’s dry ice operations, higher gross profits from higher specialty gas sales leveraging fixed manufacturing costs, and a focus on cost control by management.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $49.7 million representing a decrease of $2.2  million
(-4.2%) compared to the prior fiscal year. The decrease in interest expense resulted from lower weighted-average interest rates associated with the Company’s variable rate debt, partially offset by higher average debt levels. Higher average debt levels resulted from indebtedness associated with acquisition activity, principally the Air Products acquisition.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $158.9 million and $134 million at March 31, 2003 and March 31, 2002, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at March 31, 2003 was 41% fixed to 59% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.

Other Income (Expense), net

     Other income (expense), net, totaled $645 thousand of expense in fiscal 2003 compared to $1.4 million of income in fiscal 2002. Fiscal 2003 included a loss on a divestiture of $1.7 million partially offset by the favorable resolution of an indemnity claim of $1.5 million. Fiscal 2002 included a net non-recurring gain of $1.9 million consisting of a $7.4 million gain on the divestiture of two nitrous oxide plants partially offset by a $3.6 million charge to write down a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Income Tax Expense

     The effective income tax rate was 37.7% of pre-tax earnings in fiscal 2003 compared to 38% in fiscal 2002.

     Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter of fiscal 2003 that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in the current period or in fiscal 2002.

Earnings before the Cumulative Effect of a Change in Accounting Principle

     Earnings before the cumulative effect of a change in accounting principle for fiscal 2003 were $68.1 million, or $.94 per diluted share, compared to $48.6 million, or $.69 per diluted share in fiscal 2002.

Cumulative Effect of a Change in Accounting Principle

     In connection with the adoption of SFAS 142, Goodwill and Other Intangible Assets, on April 1, 2001, the Company performed an evaluation of goodwill, which indicated that goodwill of one reporting unit, its tool business, was impaired. Fiscal 2002 included a $59 million, or $.84 per diluted share, non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and consequently, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)

     Net earnings for fiscal 2003 were $68.1 million, or $.94 per diluted share, compared to a net loss in fiscal 2002 of $10.4 million, or a loss of $.15 per diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: 2002 COMPARED TO 2001

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2002 (“fiscal 2002”) were $1.64 billion compared to $1.63 billion in the prior year. Fiscal 2002 was marked by continued slowing of the U.S. economy, particularly in relation to industrial and manufacturing markets. Despite the weak economic environment, the Company was successful in maintaining sales through its focus on strategic sales initiatives, including account penetration through the sale of safety products and sales to strategic account customers. The Company also continued to implement selective price increases and a discount and contract management program during fiscal 2002 that helped offset rising costs related to purchased gases, personnel costs, insurance and process improvement initiatives. Results as reported in fiscal 2002 were a net loss of $10.4 million, or a loss of $.15 per diluted share, compared to net earnings of $28.2 million, or $.42 per diluted share, in fiscal 2001.

     As discussed in the “Income Statement Commentary” below, fiscal 2002 results were affected by the following:

•	a non-cash after-tax charge of $59 million, or $.84 per diluted share, representing the cumulative effect of a change in accounting principle,

•	a litigation settlement charge of $8.5 million ($5.7 million after-tax), or $.08 per diluted share, and

•	a net non-recurring gain of $1.9 million ($120 thousand after-tax) resulting from divestitures and a write down of a business held for sale to its net realizable value.

     Fiscal 2001 results were affected by the following:

•	goodwill amortization of $14.4 million ($13.7 million after-tax), or $.20 per diluted share,

•	net special charges of $3.6 million ($2.3 million after-tax), or $.03 per diluted share,

•	litigation charges, net, of $5.8 million ($3.6 million after-tax), or $.06 per diluted share, and

•	asset impairments associated with two equity affiliates of $700 thousand after-tax, or $.01 per diluted share.

     Fiscal 2002 was a significant year for the Company. In February 2002, the Company completed the largest acquisition in its 20-year history with the acquisition of the majority of Air Products and Chemicals, Inc.’s U.S. packaged gas business for cash of $247 million, including transaction costs. The acquisition included 88 locations in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the selling of welding hardgoods. In September 2001, the Company also acquired six distributor locations from Air Liquide America Corporation (“Air Liquide”) for $11 million. In a separate transaction in October 2001, the Company sold two of its nitrous oxide facilities to Air Liquide for cash proceeds of $10 million.

     The Company entered into an agreement with Praxair, Inc. (“Praxair”) settling the litigation brought by Praxair against the Company in July 1996. The litigation alleged tortious interference with Praxair’s right of first refusal agreement with National Welders Supply Company, Inc. The parties entered into the settlement agreement in order to avoid the time and expense of a lengthy trial, which was scheduled to begin in July 2002. The settlement resulted in the Company recognizing a charge of $8.5 million in the fourth quarter of fiscal 2002.

     In July 2001, the Company refinanced its revolving credit facilities to extend the term to 2006. Concurrent with the financing, the Company issued $225 million of 9.125% senior subordinated notes. In conjunction with the Air Products acquisition, the Company also obtained a $100 million term loan from a syndicate of lenders. These transactions enabled the Company to finance the Air Products acquisition entirely with senior bank debt. In fiscal 2002, exclusive of acquisition and divestiture activity and the Company’s trade receivables securitization, the Company reduced total debt by $119 million. The ability to reduce debt is indicative of the strong cash flow characteristics of the Company’s business.

     On April 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company used new criteria to assess whether goodwill associated with its business units was impaired. The valuation indicated that goodwill associated with the Company’s tool business was impaired, which resulted in the recognition of a $59 million non-cash charge as the cumulative effect of a change in accounting principle. The impaired goodwill was not deductible for taxes, and accordingly, no tax benefit was recorded in relation to the charge.

     As prescribed by SFAS 142, fiscal 2002 results exclude the amortization of goodwill. For comparability to prior periods, certain discussions in the Management’s Discussion and Analysis present fiscal 2001 results adjusted to exclude the amortization of goodwill. The actual results as reported in fiscal 2001 are presented in the Consolidated Financial Statements included in Item 8. Additionally, Note 7 to the Consolidated Financial Statements provides a reconciliation between the fiscal 2001 reported results and the adjusted results discussed in the Management’s Discussion and Analysis.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 0.4% in fiscal 2002 compared to 2001, reflecting same-store sales growth of 0.2%. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment. The Company previously reflected these elimination entries within the Gas Operations segment.

(In thousands)	2002	2001	Increase (Decrease)

Distribution	$1,494,267	$1,487,422	$6,845	0.5%
Gas Operations	173,594	174,899	(1,305)	(0.7%)
Intercompany eliminations	(31,814)	(33,420)	1,606

	$1,636,047	$1,628,901	$7,146	0.4%

     Sales of the Distribution segment increased $6.8 million driven by acquisitions, partially offset by a decline in same-store sales. Fiscal 2002 acquisitions contributed sales of $22.6 million. Distribution same-store sales decreased $15.8 million (-0.6%) resulting from a decline in hardgoods same-store sales of $59.9 million (-6.7%), partially offset by gas and rent sales growth of $44.1 million (7.1%). The decline in hardgoods same-store sales resulted from lower sales volumes of industrial tools and welding products reflecting the weak industrial and manufacturing environment, particularly with regard to metal fabrication and machinery industries. The decrease in hardgoods sales was correlated with the decline in non-tech industrial production during fiscal 2002. Partially offsetting the decline in tools and welding hardgoods, sales of safety products grew 4% to $258 million compared to the prior year reflecting continued success of account penetration initiatives and growth through the Company’s telemarketing sales channel. Gas and rent same-store sales growth was driven by price increases during the year in response to rising costs and by growth derived from strategic sales initiatives. Growth in strategic gas sales was driven by higher volumes of medical, specialty and bulk gases. Rental revenue was also favorably impacted by a 12% increase in welder equipment rentals from the Company’s expansion of its rental welder fleet. Sales to strategic account customers (sales to large customers with multiple locations) grew 10% to $165 million in fiscal 2002 reflecting the Company’s success in leveraging its broad distribution network to service large customers. The Company has followed a strategy of focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves.

     Gas Operations’ sales, net of intercompany sales eliminations, were flat as same-store sales growth was offset by divestiture activity. Same-store sales increased $7.4 million (5.9%) driven by price increases to help offset rising costs and higher volumes of liquid carbon dioxide and dry ice. Divestiture activity consisted of the sale of two nitrous oxide plants in fiscal 2002 and the divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline (the “Jackson Dome pipeline”) in January 2001.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Some companies may report certain or all of these costs as elements of their Cost of Products Sold. Consequently, gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 4.6% in fiscal 2002 compared to 2001. The gross profit margin increased 200 basis points to 50% in fiscal 2002 as compared to 48% in the prior year.

(In thousands)	2002	2001	Increase

Distribution	$724,173	$689,999	$34,174	5.0%
Gas Operations	93,121	91,702	1,419	1.5%

	$817,294	$781,701	$35,593	4.6%

     Distribution gross profits increased $34.2 million from both same-store gross profit growth and acquisition activity. The Distribution segment’s gross profit margin of 48.5% in fiscal 2002 increased 210 basis points from 46.4% in the prior year. The improved margin was primarily due to a shift in sales mix towards higher margin gas and rent sales as well as price increases and a discount management program. The shift in sales mix was driven principally by strategic sales initiatives and declining hardgoods sales. Gas and rent comprised 47.3% of Distribution sales compared to 43.5% in the prior year.

     Gas Operations’ gross profits increased $1.4 million primarily from same-store gross profit growth of $5.5 million partially offset by divestiture activity. Same-store gross profit growth reflected higher volumes and pricing for liquid carbon dioxide and dry ice. Gas Operations’ gross profit margin of 53.6% increased 120 basis points from 52.4% in the prior year, reflecting volume gains leveraging fixed manufacturing costs and price increases. Gas Operations’ gross profit margin percentages were revised to reflect the change in the application of intercompany eliminations.

Operating Expenses

     SD&A expenses increased $36 million (6.2%) compared to the prior fiscal year primarily from net acquisition and divestiture activity and higher costs associated with personnel, health and workers’ compensation insurance, costs associated with the Company’s Project One initiative and litigation. The Project One initiative began in the second half of fiscal 2001 and is focused on improving certain operational and administrative processes. Higher legal expenses resulted from a litigation settlement, discussed below. As a percentage of net sales, SD&A expenses increased 210 basis points to 37.9% from 35.8% in fiscal 2001.

     Legal expenses were $11 million in fiscal 2002 compared to $7.5 million in fiscal 2001. Fiscal 2002 included a charge of $8.5 million, net of previously established reserves, to settle litigation brought by Praxair, a competitor, against the Company in July 1996. Fiscal 2001 included a charge of $6.9 million for costs to defend against the lawsuit brought by Praxair and the recovery of $1.1 million of costs associated with the settlement of a fiscal 2000 class action suite related to hazardous materials handling charges.

     Amortization expense was $8.2 million in fiscal 2002 compared to $23.8 million in fiscal 2001. The decrease in amortization expense primarily relates to the adoption of SFAS 142 on April 1, 2001, under which goodwill is no longer amortized. Fiscal 2002 amortization expense relates to non-competition agreements, which are amortized over the terms of the respective agreements. Depreciation expense of $64.8 million in fiscal 2002 increased 3% compared to fiscal 2001.

Special Charges

     Special charges, net, in fiscal 2001 of $3.6 million included a charge of $8.5 million related to a cost reduction plan implemented by the Company to improve operating results at certain business units as well as to mitigate rising operating expenses. The fiscal 2001 special charges impacted the Distribution segment by $6.3 million and the Gas Operations segment by $2.2 million. The fourth quarter 2001 cost reduction charge included severance costs for a reduction in workforce, exit costs for the closure of 30 branch locations and losses associated with the anticipated divestiture of certain non-core businesses. The non-core businesses to be divested generated annual sales of approximately $10 million in fiscal 2001 and were included in the Company’s Distribution segment. The charge was partially offset by $4.9 million of special charge recoveries, recognized in the Gas Operations segment, primarily consisting of a favorable insurance settlement associated with the fiscal 1997 special charge. As a result, the Gas Operations segment reflected a net special charge recovery of $2.7 million in fiscal 2001.

Operating Income

     Operating income increased 2.2% in fiscal 2002 as compared to 2001, adjusted to exclude the amortization of goodwill.

					As Reported
(In thousands)	2002	2001 (a)	Increase (Decrease)		2001

Distribution	$103,430	$98,227	$5,203	5.3%	$85,907
Gas Operations	21,603	24,159	(2,556)	(10.6%)	22,042

	$125,033	$122,386	$2,647	2.2%	$107,949

(a) Fiscal 2001 operating income has been adjusted for comparative purposes to exclude the amortization of goodwill in connection with the fiscal 2002 adoption of SFAS 142.

     The Distribution segment’s operating income margin of 6.9% in fiscal 2002 increased from 6.6% in fiscal 2001, as adjusted. The increase reflects the absence in fiscal 2002 of the $6.3 million in fiscal 2001 special charges noted above. Excluding the impact of the fiscal 2001 special charges, the operating margins were relatively stable reflecting the Company’s success in raising prices to offset higher operating expenses.

     The Gas Operations segment’s operating income margin was 12.4% in fiscal 2002, down 140 basis points from 13.8% in fiscal 2001, as adjusted. The decline in the operating income margin reflects the absence in fiscal 2002 of the fiscal 2001 $2.7 million net special charge recovery noted above. Additionally, higher gross profits from volume and price increases in fiscal 2002 were not enough to offset the divestiture of the Jackson Dome pipeline and the two nitrous oxide plants, both of which had higher than average operating margins reflected in the prior year’s results.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $51.9 million representing a decrease of $9.7 million
(-15.7%) compared to the prior fiscal year. The decrease resulted primarily from lower average debt levels. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Although the Air Products acquisition increased debt levels at the end of fiscal 2002, average debt levels during fiscal 2002 were approximately $130 million lower than fiscal 2001. Weighted-average financing costs were slightly lower in the current year compared to the prior year as higher rates of fixed cost debt associated with the Company’s July 2001 debt refinancing were offset by lower prevailing market rates related to variable rate debt.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $134 million and $73 million at March 31, 2002 and March 31, 2001, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at March 31, 2002 was 48% fixed to 52% variable. A majority of the Company’s variable rate debt is based on a spread over LIBOR.

Other Income, net

     Other income, net, totaled $1.4 million in fiscal 2002 compared to $242 thousand in fiscal 2001. Fiscal 2002 includes a net non-recurring gain of $1.9 million consisting of a $7.4 million gain on the divestiture of two nitrous oxide plants partially offset by a $3.6 million charge to write down a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $3.8 million was relatively flat compared to $4.0 million in fiscal 2001, adjusted for comparative purposes to exclude goodwill amortization. Fiscal 2001 includes after-tax charges of $700 thousand related to asset impairments associated with two equity affiliates. Including goodwill amortization, equity in earnings of unconsolidated affiliates as reported in fiscal 2001 was $2.3 million.

Income Tax Expense

     The effective income tax rate was 38.0% of pre-tax earnings in fiscal 2002 compared to 35.5% in fiscal 2001, adjusted for comparative purposes for the impact of SFAS 142. The increase in the effective income tax rate in fiscal 2002 was primarily due to the $3.6 million write-down of a business unit to its net realizable value, which was not deductible for income taxes. The effective income tax rate as reported in fiscal 2001 was 42.3%.

Earnings before the Cumulative Effect of a Change in Accounting Principle

     Earnings before the cumulative effect of a change in accounting principle for fiscal 2002 were $48.6 million, or $.69 per diluted share, compared to $28.2 million, or $.42 per diluted share in fiscal 2001.

Cumulative Effect of a Change in Accounting Principle

     In connection with the adoption of SFAS 142, the Company performed an evaluation of goodwill as of April 1, 2001. The results of the evaluation indicated that goodwill related to one reporting unit, the Company’s tool business, was impaired. The Company measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, the Company recognized a $59 million, or $.84 per diluted share, non-cash, after-tax charge, recorded as of April 1, 2001, as a cumulative effect of a change in accounting principle for the write-down of goodwill of the tool business reporting unit to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

     On April 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholders’ equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

Net Earnings (Loss)

     The Company recognized a net loss in fiscal 2002 of $10.4 million, or a loss of $.15 per diluted share, compared to net earnings of $28.2 million, or $.42 per diluted share, in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2003 Cash Flows

     Net cash provided by operating activities totaled $194.4 million in fiscal 2003 compared to $249.4 million in fiscal 2002. The decline in operating cash flows resulted from the completion of the second tranche of the trade receivables securitization program in the prior year period. Excluding the trade receivables securitization, cash provided by operating activities decreased by approximately $19 million. Fiscal 2003 cash flows from operations were driven by an increase in net earnings offset by cash used for working capital. Cash used for working capital in the current period primarily resulted from the settlement of accrued expenses and higher levels of trade receivables. Accrued expenses used cash primarily due to the payment of prior year obligations associated with the Praxair, Inc. litigation, accrued interest on the senior subordinated notes, and prior year bonuses. The Company’s trade receivables increased due to the higher level of sales from the operations acquired from Air Products. Cash flows provided by operating activities were primarily used to fund capital expenditures and to repay outstanding debt.

     Cash used in investing activities totaled $87 million and primarily consisted of capital expenditures and acquisitions, partially offset by proceeds from the sale of plant and equipment and a divestiture. Capital expenditures of $68 million were approximately $10 million higher than fiscal 2002 primarily due to construction of a liquid carbon dioxide plant in Hopewell, Virginia during fiscal 2003. The Company estimates fiscal 2004 capital spending will remain approximately $70 million. Cash of $27.2 million was used in fiscal 2003 to acquire four packaged gas distributors and to settle liabilities associated with the Air Products acquisition. The divestiture of Kendeco, Inc., an industrial tool business, during the first quarter of fiscal 2003 provided cash of $3.2 million.

     Financing activities used cash of $107.4 million primarily for the net repayment of debt under the Company’s revolving credit facilities of $118.4 million. Financing activities also included proceeds received from the exercise of stock options of $9.8 million and an increase in the cash overdraft of $1.1 million. The cash overdraft represents the change in the balance of outstanding checks.

     Cash on hand at the end of each fiscal year is zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

     The Company will continue to look for appropriate acquisitions of businesses to complement its broad distribution network. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history. The first quarterly dividend of $.04 per share will be paid on June 30, 2003 to stockholders of record of the Company’s common stock as of June 13, 2003. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $33.9 million) under a credit agreement with a maturity date of July 30, 2006. At March 31, 2003, the Company had borrowings under the credit agreement of approximately $124 million and $31 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $31 million at March 31, 2003. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the amount of dividends declared and paid, and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $197 million at March 31, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate (“LIBOR”) and Canadian Bankers’ Acceptance Rates, respectively. At March 31, 2003, the effective interest rates on borrowings under the revolving credit facilities were 3.52% on U.S. borrowings and 3.08% on Canadian borrowings.

     Borrowings under the revolving credit facilities are guaranteed by certain of the Company’s domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. During the fourth quarter of fiscal 2002, the Company’s credit rating as determined by third-party credit agencies was lowered in response to additional indebtedness related to the Air Products acquisition. The lower credit rating required the Company to pledge 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. In January 2003, one third-party credit agency reaffirmed the Company’s credit rating and revised its outlook to positive from stable based on expectations that the Company’s financial position will continue to strengthen as economic conditions improve.

     In May 2003, the Company obtained an amendment to its credit agreement associated with its revolving credit facilities. Subject to existing financial covenants, the amendment allows for the issuance of up to an additional $200 million of senior public debt and for the expansion of its senior credit facilities by up to $150 million. The amendment also provided the Company with additional flexibility to pay dividends and repurchase shares as well as invest in acquisitions.

Term Loan

     In connection with the fiscal 2002 Air Products acquisition, the Company obtained a $100 million term loan from a syndicate of lenders. The term loan is due in quarterly installments with a final payment due July 30, 2006. Principal payments on the term loan are classified as “Long-term Debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance them with borrowings under its long-term revolving credit facilities. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. At March 31, 2003, the Company had $87 million outstanding under the term loan at an effective interest rate of 3.29%.

Medium-Term Notes

     The Company had the following medium-term notes outstanding at March 31, 2003: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2003, acquisition and other notes totaled approximately $10 million with interest rates ranging from 7.00% to 9.00%.

Senior Subordinated Notes

     The Company has $225 million of senior subordinated notes (the “Notes”) outstanding with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes contain covenants that could restrict the amount of dividends declared and paid, issuance of preferred stock, and the incurrence of additional indebtedness and liens. The Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Interest Rate Swap Agreements

     The Company manages its exposure to changes in market interest rates. At March 31, 2003, the Company was party to a total of nine interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $245 million in notional principal amount at March 31, 2003. Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.36% at March 31, 2003). The remaining terms of these swap agreements range from between sixteen and thirty-one months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR (average effective rate of 3.05% at March 31, 2003) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at March 31, 2003. The remaining terms of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable interest rates was 41% fixed to 59% variable at March 31, 2003.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2003, for every increase in LIBOR of 25 basis points, the Company estimates its annual interest expense would increase approximately $1.2 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement was originally to expire in December 2003, but the agreement was extended to December 2005, and remains subject to renewal provisions contained in the agreement. During fiscal 2003, the Company sold, net of its retained interest, $1.879 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1.720 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $158.9 million at March 31, 2003 and $134 million at March 31, 2002.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $45 million and $41 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2003 and 2002, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

Operating Lease with Trust

     The Company leases real estate and certain equipment from a trust established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the trust holds title to the properties and equipment included in the leases. The operating leases terminate in October 2004, but may be renewed subject to provisions of the lease agreements. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2003, the non-cancelable lease obligation of the real estate and equipment lease totaled approximately $42 million. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company’s guarantee of the residual value. The trust established in connection with the sale-leaseback arrangement has been determined to be a variable interest entity as defined by Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In accordance with FIN 46, the Company will consolidate the trust for financial reporting purposes effective July 1, 2003.

Employee Benefits Trust

     The Company maintains a grantor trust (the “Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, sold shares of common stock to the Trust. During fiscal 1999 through 2001, the Trust purchased a total of approximately 7 million shares of common stock, previously held as treasury stock, from the Company, for approximately $54 million (based on the average market closing price for the five days preceding each transaction). The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. Approximately 900 thousand and 1.4 million shares were issued from the Trust for employee benefit programs during fiscal 2003 and 2002, respectively. As of March 31, 2003, the Trust held approximately 3.4 million shares of Company common stock. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust.

Inflation

     While the U.S. inflation rate has been relatively modest for several years, rising costs continue to affect the Company’s business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

OTHER

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Trade Receivables

     The Company must make estimates of the collectability of its trade receivables. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends, and known bankruptcies and problem accounts. Management believes that the allowances for doubtful accounts as of March 31, 2003 and 2002 are adequate.

Inventories

     The Company’s inventories are stated at the lower of cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

     The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives will not be amortized, but instead be tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. The annual impairment test used by the Company consists of a discounted cash flow analysis. The discounted cash flow analysis requires estimates, assumptions and judgments that could be materially different if different estimates, assumptions and judgments were used.

Business Insurance Reserves

     The Company has insurance programs to cover workers’ compensation, business automobile, general and products liability. The insurance programs have self-insured retention of $500 thousand per occurrence and an annual aggregate limit of $1.7 million of claims in excess of $500 thousand. The Company accrues estimated losses using actuarial models and assumptions based on the Company’s historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its insurance reserves, if necessary, in the event that future loss experience differs from historical loss patterns.

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company was required to adopt SFAS 143 on April 1, 2003. The Company’s adoption of SFAS 143 did not have a material impact on its results of operations, financial position or liquidity.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact that the adoption of SFAS 149 will have on its financial position, results of operations or liquidity.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. The Company does not believe that adoption of SFAS 150 will have a material impact on its financial position, results of operations or liquidity.

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes previous accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 applied immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest in existence before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, then disclosure is required in financial statements issued after January 31, 2003. Accordingly, the Company has provided certain disclosures required by FIN 46 in Notes 15 and 20 to the Consolidated Financial Statements included herein.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s strategy of leveraging its distribution network and focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves; management’s belief that the Company’s sales and infrastructure programs will position the Company well to take advantage of a future economic rebound; the expectation that the procurement centralization and inventory management system will lower both purchasing and inventory carrying costs; the success of the sales effectiveness program in assisting the Company’s sales representatives in targeting, monitoring and more effectively managing their customer accounts; the Company’s anticipation that fiscal 2004 may be difficult given the economic climate; the Company’s estimate that net earnings in fiscal 2004 will be in the range of $1.05 to $1.12 per diluted share; the Company’s estimate that net earnings in the fiscal 2004 first quarter will be $.24 to $.26 per diluted share; the Company’s estimate of same-store sales growth of 1% for the first half of fiscal 2004; the Company’s long-term objective of growing strategic account sales by 10% annually; the success of strategic sales initiatives in developing niches in products and services that are expected to grow at a faster rate than the overall economy and position the Company for future growth; the success of the Project One initiative in improving certain operational and administrative processes; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1.2 million; the Company’s strong cash flow characteristics and its ability to reduce debt; the Company’s estimate of fiscal 2004 capital spending of approximately $70 million; the identification of acquisition candidates; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the effect on the Company of higher interest rates; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic sales initiatives and resulting inability to drive sales growth and market penetration; the ineffectiveness of the Company’s infrastructure programs in lowering purchasing and inventory carrying costs; the Company’s inability to identify niche products and services that will grow at a faster rate than the overall economy; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; the inability of the Company’s Project One initiatives to improve operational and administrative processes; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; disruption to the Company’s business from integration problems associated with acquisitions; higher or lower capital spending in fiscal 2004 than that estimated by the Company; inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, current debt maturities and to reduce debt; the inability to identify and successfully integrate acquisition candidates; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable rate debt was 41% to 59% at March 31, 2003. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity

									Fair
(In millions)	2004	2005	2006	2007	2008	2009	Thereafter	Total	Value

Fixed Rate Debt:
Medium-term notes	$75	$—	$—	$100	$—	$—	$—	$175	$186
Interest expense	$13	$8	$8	$4	$—	$—	$—	$33
Average interest rate	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$2	$1	$6	$1	$—	$—	$—	$10	$10
Interest expense	$1	$1	$—	$—	$—	$—	$—	$2
Average interest rate	7.68%	7.73%	7.65%	7.65%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$247
Interest expense	$21	$21	$21	$21	$21	$21	$53	$179
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$145	$—	$—	$—	$145	$145
Interest expense	$5	$5	$5	$2	$—	$—	$—	$17
Interest rate (a)	3.45%	3.45%	3.45%	3.45%
Term Loan	$18	$22	$30	$17	$—	$—	$—	$87	$87
Interest expense	$3	$2	$1	$—	$—	$—	$—	$6
Interest rate (a)	3.29%	3.29%	3.29%	3.29%

	Fiscal Year of Maturity

									Fair
(In millions)	2004	2005	2006	2007	2008	2009	Thereafter	Total	Value

Interest Rate Swaps:
US $ denominated Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$40	$50	$—	$—	$—	$—	$90	$5
Swap payments/(receipts)	$3	$2	$1	$—	$—	$—	$—	$6
Variable Receive rate = 1.36%
(3 month LIBOR)
Weighted average pay rate = 4.55%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$30	$—	$—	$50	$—	$—	$75	$155	$(18)
Swap payments/(receipts)	$(8)	$(6)	$(6)	$(5)	$(4)	$(4)	$(10)	$(43)
Weighted average receive rate = 8.05%
Variable pay rate = 3.05%
Other Off-Balance Sheet
LIBOR-based agreements:
Operating leases with trust (b)	$1	$41	$—	$—	$—	$—	$—	$42	$42
Lease expense	$1	$1	$—	$—	$—	$—	$—	$2
Trade receivable securitization (c)	$—	$—	$159	$—	$—	$—	$—	$159	$159
Discount on securitization	$3	$3	$2	$—	$—	$—	$—	$8

(a)  The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of March 31, 2003. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of March 31, 2003.

(b)  The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(c)  The agreement was originally to expire in December 2003, but the agreement was extended to December 2005, and remains subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2003, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages
F-1 to F-51 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information of the Company’s directors appearing in the Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under “Board of Directors and Committees,” “Executive Compensation” and “Certain Transactions” appearing in the Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the sections headed “Security Ownership” and “Equity Compensation Plan Information” under “Executive Compensation” appearing in the Company’s Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

     As part of the efforts to improve operating efficiencies, the Company has been consolidating and outsourcing certain financial functions to a shared services center. The internal control structure related to these functions continues to be modified to reflect the new processing environment associated with the shared services center. In executing this transition, management continues to monitor the effectiveness of the new control structure. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Accountants” and such information is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2):

     The response to this portion of Item 16 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

     The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

(b) Reports on Form 8-K.

     On January 30, 2003, the Company filed a current report on Form 8-K pursuant to Item 5, reporting earnings for its third quarter and nine months ended December 31, 2002.

(c)  Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company’s September 30, 1999 Quarterly Report on Form 10-Q).

4.1	Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2001 Quarterly Report on Form 10-Q).

4.2	First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2001 Quarterly Report on Form 10-Q).

4.3	Second Amendment, dated August 20, 2002, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent.

4.4	Third Amendment, dated May 2, 2003, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent.

Exhibit No.	Description

4.5	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.6	Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.7	Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.8	Senior Subordinated Notes. (Incorporated by reference to the Company’s Registration Statement on Form S-4 No. 333-68722 dated September 14, 2001).

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

4.9	Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-A filed on April 28, 1997).

4.10	First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 1998 Quarterly Report on Form 10-Q).

* 10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

* 10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company’s March 31, 1992 report on Form 10-K).

* 10.3	Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

* 10.4	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-69214 dated September 10, 2001).

Exhibit No.	Description

* 10.5	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Report on Form 8-K).

* 10.6	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Report on Form 10-K).

* 10.7	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002.

* 10.8	1997 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1997 Quarterly Report on Form 10-Q).

* 10.9	Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 1999 Report on Form 10-K).

*10.10	Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.13 to the Company’s March 31, 2000 Report on Form 10-K).

*10.11	Airgas, Inc. Fiscal Year 2002 Executive Bonus Plan dated April 1, 2001. (Incorporated by reference to Exhibit 10.18 to the Company’s March 31, 2002 Report on Form 10-K).

*10.12	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

10.13	Asset Purchase Agreement dated January 3, 2002, by and among Air Products and Chemicals, Inc., Airgas, Inc. and National Welders Supply Company, Inc. A Liquid Bulk Product Supply Agreement is included as Exhibit E-1 to the Asset Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 28, 2002).

*10.14	Change of Control Agreement between Airgas, Inc. and Glenn Fischer dated October 10, 2000. Eleven other Executive Officers, including Peter McCausland, are parties to substantially identical agreements. (Incorporated by reference to Exhibit 10.15 to the Company’s March 31, 2002 Report on Form 10-K).

*10.15	Airgas, Inc. Fiscal Year 2003 Executive Bonus Plan dated April 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2002 Report on Form 10-K).

Exhibit No.	Description

11	Statement re: computation of earnings per share.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

99.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Roger F. Millay as Senior Vice President – Finance and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2003

Airgas, Inc. (Registrant)

By:	/s/ Peter McCausland Peter McCausland Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter McCausland (Peter McCausland)	Director, Chairman of the Board, and Chief Executive Officer	June 23, 2003

/s/ Roger F. Millay (Roger F. Millay)	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	June 23, 2003

/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Corporate Controller (Principal Accounting Officer)	June 23, 2003

/s/ W. Thacher Brown (W. Thacher Brown)	Director	June 23, 2003

/s/ Frank B. Foster, III (Frank B. Foster, III)	Director	June 23, 2003

/s/ James W. Hovey (James W. Hovey)	Director	June 23, 2003

Signature	Title	Date

/s/ John A.H. Shober (John A.H. Shober)	Director	June 23, 2003

/s/ Paula A. Sneed (Paula A. Sneed)	Director	June 23, 2003

/s/ David M. Stout (David M. Stout)	Director	June 23, 2003

/s/ Lee M. Thomas (Lee M. Thomas)	Director	June 23, 2003

/s/ Robert L. Yohe (Robert L. Yohe)	Director	June 23, 2003

CERTIFICATIONS

I, Peter McCausland, certify that:

1.     I have reviewed this annual report on Form 10-K of Airgas, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003

/s/ Peter McCausland Peter McCausland Chairman and Chief Executive Officer (Principal Executive Officer)

I, Roger F. Millay, certify that:

1.     I have reviewed this annual report on Form 10-K of Airgas, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003

/s/ Roger F. Millay Roger F. Millay Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
Reference In
Report On
Form 10-K

Financial Statements:
Independent Auditors’ Report	F-2
Statement of Management’s Financial Responsibility	F-3
Consolidated Statements of Earnings for the Years Ended March 31, 2003, 2002 and 2001	F-4
Consolidated Balance Sheets as of March 31, 2003 and 2002	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	F-51

     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the Company) listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and derivative instruments and hedging activities effective April 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 5, 2003, except as to Note 25,
     which is as of May 13, 2003.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

     Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

     Management maintains a system of internal control, which includes disclosure controls and procedures, at each business unit. This system is designed to provide reasonable assurance that assets are safeguarded, records properly reflect transactions executed in accordance with management’s authorization, and material information related to the Company is made known to management and disclosed in the Consolidated Financial Statements. Management has evaluated the effectiveness of the Company’s disclosure controls within 90 days of this annual report’s filing date. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective and ensure that material information is recorded, processed, summarized and reported as required by accounting principles generally accepted in the United States of America.

     The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

     The Company’s financial statements have been audited by KPMG LLP, independent auditors. Their Independent Auditors’ Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, is presented on the previous page. In performing their audit, KPMG LLP considers the Company’s internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

     The Audit Committee of the Board of Directors, consisting solely of non-employee Directors, meets regularly (jointly and separately) with the independent auditors, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

Airgas, Inc.

/s/ Roger F. Millay	/s/ Peter McCausland

Roger F. Millay	Peter McCausland
Senior Vice President – Finance and	Chairman and
Chief Financial Officer	Chief Executive Officer

May 5, 2003

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,

(In thousands, except per share amounts)	2003	2002	2001

Net Sales	$1,786,964	$1,636,047	$1,628,901
Costs and Expenses
Cost of products sold (excluding depreciation expense)	850,316	818,753	847,200
Selling, distribution and administrative expenses	698,228	619,316	583,355
Depreciation	73,482	64,785	62,938
Amortization (Note 7)	6,362	8,160	23,816
Special charges, net (Note 3)	2,694	—	3,643

Total costs and expenses	1,631,082	1,511,014	1,520,952

Operating Income	155,882	125,033	107,949
Interest expense, net (Note 16)	(46,375)	(47,013)	(60,207)
Discount on securitization of trade receivables (Note 12)	(3,326)	(4,846)	(1,303)
Other income (expense), net (Note 2)	(645)	1,382	242
Equity in earnings of unconsolidated affiliates (Note 15)	3,768	3,835	2,260

Earnings before income taxes and the cumulative effect of a change in accounting principle	109,304	78,391	48,941
Income taxes (Note 17)	41,199	29,806	20,718

Earnings before the cumulative effect of a change in accounting principle	68,105	48,585	28,223
Cumulative effect of a change in accounting principle (Note 1)	—	(59,000)	—

Net Earnings (Loss)	$68,105	$(10,415)	$28,223

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.97	$.71	$.43
Cumulative effect per share of a change in accounting principle	—	(.86)	—

Net earnings (loss) per share	$.97	$(.15)	$.43

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.94	$.69	$.42
Cumulative effect per share of a change in accounting principle	—	(.84)	—

Net earnings (loss) per share	$.94	$(.15)	$.42

Weighted average shares outstanding:
Basic (Note 4)	70,500	68,100	66,000

Diluted (Note 4)	72,300	69,900	67,200

Comprehensive income (loss)	$69,204	$(13,663)	$27,666

See accompanying notes to consolidated financial statements, including Note 7 containing pro forma amounts assuming the retroactive application of SFAS 142.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

(In thousands)	2003	2002

ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,514 in 2003 and $8,176 in 2002 (Note 12)	$71,346	$88,634
Inventories, net (Note 5)	151,405	154,045
Deferred income tax asset, net (Note 17)	17,688	13,210
Prepaid expenses and other current assets	30,143	47,654

Total current assets	270,582	303,543

Plant and equipment at cost (Note 6)	1,345,783	1,309,001
Less accumulated depreciation	(476,291)	(415,986)

Plant and equipment, net	869,492	893,015

Goodwill (Note 7)	437,709	406,548
Other intangible assets, net (Note 7)	19,832	25,718
Investments in unconsolidated affiliates (Note 15)	65,957	64,626
Other non-current assets	36,671	23,607

Total assets.	$1,700,243	$1,717,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$85,375	$82,485
Accrued expenses and other current liabilities (Note 8)	121,292	136,390
Current portion of long-term debt (Note 9)	2,229	2,456

Total current liabilities	208,896	221,331

Long-term debt, excluding current portion (Note 9)	658,031	764,124
Deferred income tax liability, net (Note 17)	209,140	198,173
Other non-current liabilities	27,243	30,343
Commitments and contingencies (Notes 20 and 21)	—	—
Stockholders’ Equity (Note 13)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2003 and 2002	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 76,373 and 75,193 shares issued in 2003 and 2002, respectively	764	752
Capital in excess of par value	216,275	198,500
Retained earnings	413,286	345,181
Accumulated other comprehensive loss	(3,302)	(4,401)
Treasury stock, 547 common shares at cost in 2003 and 2002	(4,289)	(4,289)
Employee benefits trust, 3,421 and 4,331 common shares at cost in 2003 and 2002, respectively	(25,801)	(32,657)

Total stockholders’ equity	596,933	503,086

Total liabilities and stockholders’ equity	$1,700,243	$1,717,057

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2003, 2002 and 2001

	Shares of
	Common		Capital in
	Stock $.01	Common	Excess of	Retained
(In thousands)	Par Value	Stock	Par Value	Earnings

Balance – March 31, 2000	73,143.8	$731	$193,893	$327,373
Net earnings				28,223
Foreign currency translation adjustment
Purchase of treasury stock (Note 13)
Shares issued in connection with a prior year acquisition agreement	787.6	8	(8)
Shares issued in connection with stock options exercised (Note 14)	429.5	5	1,455
Tax benefit associated with exercise of stock options (Note 17)			800
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			(3,107)
Shares of treasury stock sold to Employee Benefits Trust (Note 13)			(4,404)

Balance – March 31, 2001	74,360.9	$744	$188,629	$355,596
Net loss				(10,415)
Foreign currency translation adjustment
Purchase of treasury stock (Note 13)
Shares issued in connection with stock options exercised (Note 14)	832.0	8	5,547
Tax benefit associated with exercise of stock options (Note 17)			4,330
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			(1,074)
Issuance of warrants (Note 13)			1,068
Cumulative effect of a change in accounting principle (Note 1)
Net change in fair value of interest rate swap agreements (Note 11)
Net tax benefit of comprehensive income items

Balance – March 31, 2002	75,192.9	$752	$198,500	$345,181
Net earnings				68,105
Foreign currency translation adjustment
Shares issued in connection with stock options exercised (Note 14)	1,180.1	12	9,081
Tax benefit associated with exercise of stock options (Note 17)			5,845
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			2,849
Net change in fair value of interest rate swap agreements (Note 11)
Net tax expense of comprehensive income items

Balance – March 31, 2003	76,373.0	$764	$216,275	$413,286

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended March 31, 2003, 2002 and 2001

	Accumulated
	Other		Employee	Compre-
	Comprehensive	Treasury	Benefits	hensive
(In thousands)	Income (Loss)	Stock	Trust	Income (Loss)

Balance – March 31, 2000	$(596)	$(8,435)	$(40,459)	$—
Net earnings				28,223
Foreign currency translation adjustment	(557)			(557)
Purchase of treasury stock (Note 13)		(11,214)
Shares issued in connection with a prior year acquisition agreement
Shares issued in connection with stock options exercised (Note 14)
Tax benefit associated with exercise of stock options (Note 17)
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			8,737
Shares of treasury stock sold to Employee Benefits Trust (Note 13)		15,667	(11,263)

Balance – March 31, 2001	$(1,153)	$(3,982)	$(42,985)	$27,666

Net loss				(10,415)
Foreign currency translation adjustment	(1)			(1)
Purchase of treasury stock (Note 13)		(307)
Shares issued in connection with stock options exercised (Note 14)			1,885
Tax benefit associated with exercise of stock options (Note 17)
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			8,443
Issuance of warrants (Note 13)
Cumulative effect of a change in accounting principle (Note 1)	(6,664)			(6,664)
Net change in fair value of interest rate swap agreements (Note 11)	1,740			1,740
Net tax benefit of comprehensive income items	1,677			1,677

Balance – March 31, 2002	$(4,401)	$(4,289)	$(32,657)	$(13,663)

Net earnings				68,105
Foreign currency translation adjustment	715			715
Shares issued in connection with stock options exercised (Note 14)			754
Tax benefit associated with exercise of stock options (Note 17)
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			6,102
Net change in fair value of interest rate swap agreements (Note 11)	565			565
Net tax expense of comprehensive income items	(181)			(181)

Balance – March 31, 2003	$(3,302)	$(4,289)	$(25,801)	$69,204

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

(In thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$68,105	$(10,415)	$28,223
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	73,482	64,785	62,938
Amortization	6,362	8,160	23,816
Deferred income taxes	8,655	34,578	5,152
Equity in earnings of unconsolidated affiliates	(3,768)	(3,835)	(2,260)
(Gain)/loss on divestitures	241	(1,916)	(1,173)
(Gain)/loss on sale of plant and equipment	(257)	405	502
Stock issued for employee stock purchase plan	8,951	7,369	5,630
Cumulative effect of a change in accounting principle	—	59,000	—
Other non-cash charges	—	1,068	2,281
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	24,900	60,800	73,200
Trade receivables, net	(8,316)	9,111	(4,122)
Inventories, net	4,675	12,614	4,531
Prepaid expenses and other current assets	17,718	(24,743)	(1,757)
Accounts payable, trade	2,884	6,148	(2,005)
Accrued expenses and other current liabilities	(8,021)	18,300	10,337
Other long-term assets	2,068	5,081	366
Other long-term liabilities	(3,280)	2,871	(6,654)

Net cash provided by operating activities	194,399	249,381	199,005

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(67,969)	(58,297)	(65,910)
Proceeds from sale of plant and equipment	4,260	3,216	2,854
Proceeds from divestitures	3,167	10,200	49,629
Business acquisitions, net of cash acquired	(21,179)	(252,538)	(1,006)
Business acquisition holdbacks and other settlements	(6,037)	(5,018)	(4,752)
Dividends and fees from unconsolidated affiliates	2,507	2,583	3,668
Other, net	(1,719)	5,153	4,665

Net cash used in investing activities	(86,970)	(294,701)	(10,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	248,961	680,144	157,238
Repayment of debt	(367,356)	(612,779)	(341,122)
Financing costs	—	(12,461)	—
Purchase of treasury stock	—	—	(11,214)
Exercise of stock options	9,847	7,442	1,460
Cash overdraft	1,119	(17,026)	5,485

Net cash provided by (used in) financing activities	(107,429)	45,320	(188,153)

CHANGE IN CASH	$—	$—	$—
Cash – Beginning of year	—	—	—

Cash – End of year	$—	$—	$—

For supplemental cash flow disclosures see Note 22.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of the Business

     Airgas, Inc. and subsidiaries (the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), process chemicals, and welding, safety and related products. The Company also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. The Company was founded in 1982 and became publicly traded on the New York Stock Exchange in 1986.

(b)  Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries. Unconsolidated affiliates are accounted for on the equity method and generally consist of 50% owned operations. Intercompany accounts and transactions are eliminated in consolidation.

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with accounting principles generally accepted in the United States of America. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets and loss contingencies. Actual results could differ from those estimates.

(c)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 90% of the inventories at both March 31, 2003 and 2002, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

(d)  Plant and Equipment

     Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. When the book value of an asset exceeds associated expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either future cash flows or appraised values.

(e)  Other Intangible Assets and Deferred Financing Costs

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)  Commitments and Contingencies

     The Company’s policy is to accrue estimated legal fees to defend the Company through the resolution of the outstanding litigation when probable and reasonably estimable. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

     The Company maintains business insurance programs with significant self-insured retention, which covers workers’ compensation, business automobile and general products liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

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

(h)  Foreign Currency Translation

     The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive loss.” Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

(i)  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j)  Financial Instruments

     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. These instruments are not entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company’s interest rate swap agreements are major financial institutions. With the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, in fiscal 2002 (see Note (1) (q)), the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of the medium–term and senior subordinated debt notes.

     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.

(k)  Employee Benefits Trust

     The Company established a grantor trust (the “Trust”) to fund future obligations of the Company’s employee benefit and compensation plans. Shares are purchased by the Trust from the Company at fair market value and are reflected as a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets under the caption “Employee benefits trust.” Shares are transferred from the Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the Trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Trust and the fair market value of shares transferred is charged or credited to capital in excess of par value.

(l)  Revenue Recognition

     Revenue from sales of gases and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. Under long-term lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.

(m)  Cost of Products Sold

     Cost of products sold for the Distribution segment principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and industrial tools and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in Cost of products sold.

     Cost of products sold for the Gas Operations segment, which produces much of the gas it sells, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of certain gas products, principally, dry ice, carbon dioxide, nitrous oxide and specialty gases.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)  Selling, Distribution and Administrative Expenses

     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

(o)  Depreciation

     The Company recognizes depreciation expense on all its property, plant and equipment in the income statement line item “depreciation.”

(p)  Shipping and Handling Fees and Distribution Costs

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $258 million, $217 million and $209 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $4.5 million, $4.9 million, and $4.8 million was recognized in depreciation for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

(q)  Accounting and Disclosure Changes

SFAS 133

     On April 1, 2001, the Company adopted SFAS No. 133, which requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive loss component of stockholders’ equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

SFAS 141

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the historical results of operations, financial position or liquidity of the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. As permitted under the Statement, the Company adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. Upon adoption of SFAS 142, the Company performed an evaluation of goodwill, which indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets. Additionally, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142 (see Note 7).

     SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2002 and 2001, the Company’s annual assessment of each of its reporting units indicated that goodwill was not impaired.

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

SFAS 146

     On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as required, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, including restructuring activities. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the time the Company commits to an exit plan as previously permitted under EITF 94-3. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 148

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Based on the Statement’s effective date of fiscal years ending after December 31, 2002, the Company adopted the provisions of SFAS 148 in fiscal 2003. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value basis of accounting for stock-based employee compensation. The Statement also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method of accounting as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but has adopted the disclosure requirements of SFAS 148 (see Note 14).

FASB Financial Interpretation No. 45

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

     Based on a review of the Company’s material contracts and finance agreements, the only additional disclosure required by the interpretation relates to the Company’s residual value guarantee associated with certain leased vehicles (see Note 20).

FASB Financial Interpretation No. 46

     In January 2003, the FASB issued a Financial Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”) entitled, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation is effective for the first interim period beginning after June 15, 2003. It defines a variable interest entity as a legal structure, such as a corporation, partnership or joint venture, created to conduct activities or hold assets. The interpretation introduces the concept of a “Primary Beneficiary” and requires variable interest entities, which do not effectively disperse risk among parties associated with the variable interest entity, to be consolidated by the party deemed to be the Primary Beneficiary. The Primary Beneficiary approach is a departure from the voting interest approach typically used under ARB 51 when determining which of the parties associated with a variable interest entity should consolidate it.

     As disclosed in Notes 15 and 20, the Company participates in a joint venture with National Welders Supply Company, Inc. (“National Welders”) and a sale-leaseback arrangement of real estate and equipment with a grantor trust. The Company is reviewing the applicability of FIN 46 to its National Welders investment to determine if, as the only common stockholder and with only a 50% voting interest in the joint venture, the Company is disproportionately exposed to risk of loss. If National Welders is determined to be a Variable Interest Entity and the Company is determined to be the primary beneficiary, as defined by the FIN 46, the Company will consolidate the joint venture. The grantor trust associated with the sale-leaseback arrangement has been determined to be a variable interest entity as defined by FIN 46. In accordance with FIN 46, the Company will consolidate the grantor trust for financial reporting purposes effective July 1, 2003.

(r)  Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS & DIVESTITURES

(a)  Acquisitions

     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective dates of the respective acquisitions. The purchase price for business acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations were based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date.

Fiscal 2003

     During fiscal 2003, the Company purchased four businesses that distribute packaged gases and related equipment and hardgoods products with combined annual revenues of $33 million. The largest of these businesses and their effective dates of acquisition included Welding Metals, Inc. (November 27, 2002) and Union Industrial Gas and Supply, Inc. (March 31, 2003). The aggregate purchase price of all four acquisitions was $23.8 million, including assumed liabilities. The Company negotiated the respective purchase prices of the businesses based on the cash flows expected to be derived from their operations after integration into the Company’s existing distribution network. The Company acquired the businesses to expand and strengthen its national network of branch store locations. The acquired businesses have been included in the Distribution segment from their effective dates of acquisition.

     For the fiscal 2003 acquisitions, additional work related to the performance of asset appraisals needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. The entire purchase price ultimately assigned to goodwill will be deductible for income taxes. The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements. Costs in excess of net assets acquired (“goodwill”) related to fiscal 2003 acquisitions amounted to $6.4 million.

Fiscal 2002

     On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.’s (“Air Products”) U.S. packaged gas business, excluding its electronic gases and magnetic resonance imaging-related helium operations, for cash of approximately $247 million, including transaction costs. The transaction was financed entirely with senior bank debt. The acquisition included 88 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the selling of welding hardgoods, including customer service centers, warehouses, and other related assets. The Company acquired the business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important geographies. Additionally, the acquisition strengthened the core competencies of the Company’s Specialty Gas Operations, enabling it to enhance its competitiveness. These operations historically generated annual revenues of approximately $220 million and had 1,100 employees. Air Products also sold its packaged gas operations in the Carolinas and southern Virginia to National Welders Supply Company, Inc. (“National Welders”), with which the Company has a joint venture.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Below is a rollforward of the Air Products acquisition purchase price allocation, as revised, to each major asset and liability caption of the acquired packaged gas business. Such allocations have been based on estimates of fair value determined primarily through third-party appraisals, which resulted in revisions to the preliminary allocation at March 31, 2002. In fiscal 2003, $25.9 million of purchase price allocation adjustments were made as cylinder fixed asset counts and valuations were finalized and other fixed asset appraisals were completed. Additionally, the revisions include $5.6 million of transaction costs paid subsequent to March 31, 2002.

(In thousands)	March 31, 2002	Revisions	March 31, 2003

Current assets	$27,049	$(1,006)	$26,043
Property, plant and equipment, net	197,674	(25,255)	172,419
Goodwill	22,208	25,889	48,097
Intangible assets	3,786	(470)	3,316
Current liabilities	(8,635)	5,967	(2,668)
Long-term liabilities	(812)	435	(377)

Total	$241,270	$5,560	$246,830

     Additionally, in September 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation (“Air Liquide”). The purchase price of $11 million was paid to Air Liquide on October 1, 2001 and resulted in goodwill of approximately $7 million. The amount of goodwill associated with the Air Liquide transaction is consistent with similarly sized gas distribution acquisitions and is entirely deductible for income taxes. These operations added annual revenues of approximately $10 million.

Fiscal 2001

     During fiscal 2001, the Company purchased one business for approximately $2 million, including goodwill of $600 thousand.

Pro Forma Operating Results

     The following presents unaudited pro forma operating results as if the fiscal 2003 and 2002 acquisitions had occurred on April 1, 2000. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. The pro forma operating results include financial information related to the Air Products acquisition reflecting that company’s historic cost structure, which included a significant allocation of corporate overhead. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2000 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,

(In thousands, except per share amounts)	2003	2002	2001

Net sales	$1,816,045	$1,878,832	$1,896,079
Income before the cumulative effect of a change in accounting principle	69,459	54,033	27,632
Net earnings (loss)	69,459	(4,967)	27,632
Diluted earnings (loss) per share	$.96	$(.07)	$.41

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)  Divestitures

     In December 2001, the carrying values of the net assets of Kendeco, Inc. (“Kendeco”), an industrial tool business in the Distribution operating segment, were reduced by $3.6 million to their net realizable value based on the estimated selling price less cost to sell of $3.5 million. The loss, reflected in “Other income (expense), net,” included the write-off of $3.1 million of non-tax deductible goodwill. The Company completed the sale of Kendeco in May 2002 and recognized a loss on the sale of $1.7 million. Kendeco’s operating results for fiscal 2002 and 2001 are included in the table below. Kendeco’s fiscal 2003 operating results were insignificant.

     In fiscal 2000, the Company divested its investment in a Polish gas distributor. As part of the sale agreement, the Company made representations and warranties about the business being sold. Subsequently, the acquirer presented the Company with an indemnity claim as a breach of the representations and warranties provided for under the sale agreement. In fiscal 2002, the Company recorded a liability and related expense of $1.9 million associated with the indemnity claim. In May 2002, the Company favorably resolved the indemnity claim and reversed $1.5 million of expense, net of legal fees paid, and the related liability. These items are reflected in “Other income (expense), net” in the respective fiscal years.

     In October 2001, the Company sold two of its nitrous oxide production facilities to Air Liquide. The Company retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide. After-tax proceeds from the sale of approximately $10 million were used to reduce borrowings under the Company’s revolving credit facilities. The Company recognized a gain on the transaction of $7.4 million in “Other income (expense), net” in fiscal 2002. The nitrous oxide facilities were reflected in the operating results of the Gas Operations segment.

     In January 2001, the Company divested its Jackson Dome carbon dioxide reserve and associated pipeline for cash proceeds of approximately $42 million resulting in an insignificant gain. The Jackson Dome carbon dioxide reserve and associated pipeline was reflected in the operating results of the Gas Operations segment.

     In May 2000, the Company completed the sale of its equity investment in Bhoruka Gases Ltd., a regional industrial gas distributor in India. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of approximately $1.7 million, which had been provided for under the Company’s 1998 special charges. In August 2000, the Company completed the sale of Superior Air Products Ltd., also located in India. Proceeds from the sale were $6.4 million and resulted in an insignificant gain. The equity investments in India were reflected in the operating results of the Distribution segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of Divested Operations

     The following table sets forth selected financial data, by business segment, related to the divested operations in fiscal 2002 and 2001. As noted above, the fiscal 2003 operating results for Kendeco, which was divested in May 2002, were insignificant.

	Years Ended March 31,

(In thousands)	2002	2001

Net sales:
Distribution	$17,808	$22,215
Gas operations	3,467	11,194

Total net sales	21,275	33,409

Operating income:
Distribution	158	1,171
Gas operations	1,233	5,277

Total operating income	$1,391	$6,448

(3)  SPECIAL CHARGES, NET

     During the first quarter of fiscal 2003, the Company recorded special charges of $2.7 million (the “2003 Special Charges”) consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions. The special charges included facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

     During the fourth quarter of fiscal 2002, the Company announced the outsourcing of certain administrative functions to a financial shared services center to be managed and operated by an outside firm. The Company recorded a special charge of approximately $1.0 million (the “2002 Special Charges”) for severance costs (workforce reduction of 125 employees) and costs related to exiting one facility associated with the fiscal 2003-2004 transition to the shared services center.

     During the fourth quarter of fiscal 2001, the Company recorded net special charges of $3.6 million. The net special charges (the “2001 Special Charges”) included a charge of $8.5 million related to a cost reduction plan focused on improving results at certain business units partially offset by special charge recoveries of $4.9 million principally consisting of a favorable insurance settlement. The insurance settlement related to a fiscal 1997 special charge associated with the fraudulent breach of contract by a third-party supplier of refrigerant gases. The cost reduction plan included severance costs from a reduction in workforce; facility exit costs, primarily non-cancelable lease obligations, for the closure of 30 branch locations; and impairment write-downs associated with the planned divestiture of certain non-core businesses.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At March 31, 2003, 2002, and 2001, accrued liabilities associated with the special charges were as follows:

	Severance	Facility exit
(In thousands)	costs	costs	Divestitures	Total

2001 Special Charges	$3,880	$2,464	$2,188	$8,532
Cash payments	(913)	(34)	—	(947)
Incurred losses	(240)	—	(2,188)	(2,428)

March 31, 2001 liability	$2,727	$2,430	$—	$5,157

2002 Special Charges	916	41	—	957
Cash payments	(2,162)	(289)	—	(2,451)
Change in estimates	(565)	(392)	—	(957)

March 31, 2002 liability	$916	$1,790	$—	$2,706

2003 Special Charges	1,326	1,368	—	2,694
Cash payments	(1,269)	(758)	—	(2,027)

March 31, 2003 liability	$973	$2,400	$—	$3,373

     During fiscal 2002, the Company reduced its estimate related to severance and facility exit costs associated with the 2001 cost reduction plan by approximately $1.0 million. The change in estimate was recorded as a recovery in fiscal 2002 through the “Special charges, net” line in the Consolidated Statement of Earnings.

     The severance liability at March 31, 2003 will be utilized during fiscal 2004 as the remaining subsidiaries of the Company transition into the financial shared services center and consolidation of certain procurement functions are completed. The liability for facility exit costs at March 31, 2003 relates to non-cancelable lease obligations that will be reduced over future periods as lease payments are made over the remaining terms of the leases.

(4)  EARNINGS (LOSS) PER SHARE

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2003, 2002 and 2001:

	Years Ended March 31,

(In thousands)	2003	2002	2001

Weighted average common shares outstanding:
Basic	70,500	68,100	66,000
Stock options and warrants	1,800	1,800	600
Contingently issuable shares	—	—	600

Diluted	72,300	69,900	67,200

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009 the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock (see Note 15). When Airgas common stock is at a market value of approximately $24.00 per share, the stock and cash redemption options are equivalent. As of March 31, 2003, there were no contingently issuable shares included in the diluted weighted average common shares calculation (the “diluted computation”).

     Additionally, there were 2 million, 2.6 million and 5.4 million outstanding stock options at March 31, 2003, 2002, and 2001, respectively, with an exercise price above market, excluded from the Company’s diluted computation as their effect would be anti-dilutive. As the market value of the Company’s stock increases above the respective exercise prices of the options, these options will be included in the diluted computation as common stock equivalents.

(5)  INVENTORIES, NET

     Inventories, net, consist of:

	March 31,

(In thousands)	2003	2002

Hardgoods	$136,347	$139,034
Gases	15,058	15,011

	$151,405	$154,045

     Net inventories determined by the LIFO inventory method totaled $15.7 million and $15.2 million at March 31, 2003 and 2002, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.4 million and $1.3 million higher at March 31, 2003 and 2002, respectively. Substantially all of the inventories are finished goods.

(6)  PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable
(In thousands)	Lives (Yrs)	2003	2002

Land and land improvements	—	$35,929	$36,452
Buildings and leasehold improvements	25	121,303	118,243
Cylinders	30	633,436	645,298
Machinery and equipment, including bulk tanks	7 to 30	384,425	352,368
Computers and furniture and fixtures	3 to 10	102,557	86,234
Transportation equipment	3 to 15	58,868	60,818
Construction in progress	—	9,265	9,588

		$1,345,783	$1,309,001

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

     As described in Note 1, the Company adopted SFAS 142 as of April 1, 2001. The following table reconciles the reported operating income, equity in earnings of unconsolidated affiliates, earnings before the cumulative effect of a change in accounting principle and net income for fiscal 2001 to their respective pro forma balances adjusted to exclude goodwill amortization expense, which is no longer recognized under the provisions of SFAS 142. Fiscal 2003 and 2002 results, adjusted for a cumulative effect of a change in accounting principle, are presented for comparative purposes.

	Years Ended March 31,

(In thousands, except per share amounts)	2003	2002	2001

Operating income:
Distribution segment	$130,534	$103,430	$85,907
Gas Operations segment	25,348	21,603	22,042

Total reported operating income	155,882	125,033	107,949

Add back: Distribution goodwill amortization	—	—	12,320
Add back: Gas Operations goodwill amortization	—	—	2,117

Add back: Total goodwill amortization	—	—	14,437

Adjusted Distribution operating income	130,534	103,430	98,227
Adjusted Gas Operations operating income	25,348	21,603	24,159

Adjusted total operating income	$155,882	$125,033	$122,386

Equity in earnings of unconsolidated affiliates:
Reported equity in earnings of unconsolidated affiliates	$3,768	$3,835	$2,260
Add back: equity method goodwill amortization	—	—	1,701

Adjusted equity in earnings of unconsolidated affiliates	$3,768	$3,835	$3,961

Earnings before the cumulative effect of a change in accounting principle:
Reported earnings before the cumulative effect of a change in accounting principle	$68,105	$48,585	$28,223
Add back: goodwill amortization after tax	—	—	13,740

Adjusted earnings before the cumulative effect of a change in accounting principle	$68,105	$48,585	$41,963

Net income:
Reported net income (loss)	$68,105	$(10,415)	$28,223
Add back: goodwill amortization after tax		—	13,740
Cumulative effect of a change in accounting principle	—	59,000	—

Adjusted net income	$68,105	$48,585	$41,963

Basic earnings (loss) per share:
Reported net income (loss)	$.97	$(.15)	$.43
Goodwill amortization after tax	—	—	.21
Cumulative effect of a change in accounting principle	—	.86	—

Adjusted basic earnings per share	$.97	$.71	$.64

Diluted earnings (loss) per share:
Reported net income (loss)	$.94	$(.15)	$.42
Goodwill amortization after tax	—	—	.20
Cumulative effect of a change in accounting principle	—	.84	—

Adjusted diluted earnings per share	$.94	$.69	$.62

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the carrying amount of goodwill for fiscal 2003 and 2002 were as follows:

	Distribution	Gas Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2001	$364,943	$75,114	$440,057
Acquisitions	29,616	—	29,616
Divestitures	(3,146)	(811)	(3,957)
Cumulative effect of a change in accounting principle	(59,000)	—	(59,000)
Other adjustments	(88)	(80)	(168)

Balance at March 31, 2002	$332,325	$74,223	$406,548
Acquisitions	31,208	1,096	32,304
Divestitures	(1,560)	—	(1,560)
Other adjustments	427	(10)	417

Balance at March 31, 2003	$362,400	$75,309	$437,709

     Other intangible assets amounted to $19.8 million (net of accumulated amortization of $87.8 million) and $25.7 million (net of accumulated amortization of $77.6 million) at March 31, 2003 and 2002, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows: 2004 - $5.6 million; 2005 - $5.4 million; 2006 - $3.1 million; 2007 - $2.5 million; 2008 - $1.8 million and $1.4 million thereafter.

(8)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	March 31,

(In thousands)	2003	2002

Accrued payroll and employee benefits	$33,548	$32,443
Business insurance reserves	15,272	13,266
Health insurance reserves	9,828	7,628
Accrued interest expense	12,000	17,255
Litigation reserves	336	11,292
Taxes other than income taxes	12,972	10,441
Other accrued expenses and current liabilities	37,336	44,065

	$121,292	$136,390

     The litigation reserves in fiscal 2002 primarily related to defense and settlement costs associated with the Praxair, Inc. litigation (see Note 21).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  INDEBTEDNESS

(a)  Long-term Debt

     Long-term debt consists of:

	March 31,

(In thousands)	2003	2002

Revolving credit borrowings	$145,143	$229,309
Term loan	87,500	100,000
Medium-term notes	185,202	181,275
Senior subordinated notes	232,478	222,864
Acquisition and other notes	9,937	33,132

Total long-term debt	660,260	766,580
Less current portion of long-term debt	(2,229)	(2,456)

Long-term debt, excluding current portion	$658,031	$764,124

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (US $33.9 million). The revolving credit facilities will mature on July 30, 2006. At March 31, 2003, the Company had borrowings under the revolving facilities of approximately $124 million and $31 million Canadian (US $21 million). The Company also had commitments under letters of credit supported by the revolving credit facilities of approximately $31 million at March 31, 2003. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving facilities of approximately $197 million at March 31, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate (“LIBOR”) and Canadian Bankers’ Acceptance Rates, respectively. At March 31, 2003, the effective interest rates on borrowings under the revolving facilities were 3.52% on U.S. borrowings and 3.08% on Canadian borrowings. Certain of the Company’s domestic subsidiaries guarantee borrowings under the revolving facilities and foreign subsidiaries also guarantee Canadian borrowings. During the fourth quarter of fiscal 2002, the Company’s credit rating as determined by third-party credit rating agencies was lowered in response to additional indebtedness related to the Air Products acquisition (see Note 2). The lower credit rating required the Company to pledge 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The revolving credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowings, the amount of dividends declared and paid, and the repurchase of common stock.

     In May 2003, the Company obtained an amendment to its credit agreement associated with its revolving credit facilities. Subject to existing financial covenants, the amendment allows for the issuance of up to an additional $200 million of senior public debt and for the expansion of its senior credit facilities by up to $150 million. The amendment also provided the Company with additional flexibility to pay dividends and repurchase shares as well as invest in acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loan

     In connection with the fiscal 2002 Air Products acquisition, the Company obtained a $100 million term loan from a syndicate of lenders. The term loan is due in quarterly installments with a final payment due July 30, 2006. Principal payments on the term loan are classified as “Long-term Debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance them with borrowings under its long-term revolving credit facilities. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. At March 31, 2003, the Company had $87.5 million outstanding under the term loan at an effective interest rate of 3.29%.

Medium-Term Notes

     At March 31, 2003, the Company had the following medium-term notes outstanding: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     Acquisition and other notes principally represent notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2003, acquisition and other notes of $10 million had interest rates ranging from 7.00% to 9.00%.

Senior Subordinated Notes

     The Company has $225 million of senior subordinated notes (the “Notes”) outstanding with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The notes contain covenants that restrict the amount of dividends declared and paid, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Aggregate Long-term Debt Maturities

     The aggregate maturities of long-term debt are as follows:

(In thousands)

Years Ending March 31,	Aggregate Maturity

2004	$2,229
2005	658
2006	5,834
2007	418,640
2008	81
Thereafter	232,818

$660,260

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)  Interest Rate Swap Agreements

     In managing interest rate exposure, the Company participates in nine interest rate swap agreements with a total notional principal amount of $245 million at March 31, 2003. Counterparties to the interest rate swap agreements are major financial institutions. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

     Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.36% at March 31, 2003). The remaining terms of these swap agreements range from between sixteen and thirty-one months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based primarily on six month LIBOR (average rate of 3.05% at March 31, 2003) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at March 31, 2003. The remaining terms of these swap agreements range from between one and nine years. The effect of the swap agreements was to decrease interest expense by approximately $3.4 million in 2003 and increase interest expense by $2.9 million and $1.6 million in 2002 and 2001, respectively.

     The aggregate maturities of the Company’s interest rate swaps by type of swap for the five years ending March 31, 2008 and thereafter are as follows:

(In thousands)

	Notional Principal Amounts

Years Ending March 31,	Pay-Fixed	Pay-Variable

2004	$—	$30,000
2005	40,000	—
2006	50,000	—
2007	—	50,000
2008	—	—
Thereafter	—	75,000

	$90,000	$155,000

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2003 and 2002.

     The fair value of the Company’s financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

	2003	2003	2002	2002
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Financial Instruments:
Revolving credit borrowings	$145,143	$145,143	$229,309	$229,309
Senior subordinated notes	232,478	247,136	222,864	234,000
Term loan	87,500	87,500	100,000	100,000
Medium-term notes	185,202	186,024	181,275	175,000
Acquisition and other notes	9,937	10,372	33,132	33,094
Prepaid interest rate swap agreements	—	—	424	680
Interest rate swap agreements:
- Fair value hedge	(17,681)	(17,681)	(4,140)	(4,140)
- Cash flow hedge	4,452	4,452	4,924	4,924

(11)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes. As described in Note 1, the Company adopted SFAS 133 as of April 1, 2001.

     At March 31, 2003, the Company had a notional amount of $90 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities and operating leases to fixed interest rate instruments. In fiscal 2003 and 2002, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $565 thousand and $1.7 million as accumulated other comprehensive income (loss), respectively. The net additional interest payments made under these swap agreements during the fiscal 2003 were recognized in interest expense. Over the next 12 months, the Company expects to reclassify $2.9 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as the related interest payments that are being hedged are recognized.

     At March 31, 2003, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at March 31, 2003 was $17.7 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement was originally to expire in December 2003, but the agreement was extended to December 2005, and remains subject to additional renewal provisions contained in the agreement. During fiscal 2003, the Company sold, net of its retained interest, $1,879 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,720 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $159 million at March 31, 2003 and $134 million at March 31, 2002.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as discount on securitization of trade receivables in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $45 million and $41 million is included in trade receivables in the accompanying Consolidated Balance Sheets at March 31, 2003 and 2002, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(13)  STOCKHOLDERS’ EQUITY

(a)  Common Stock

     The Company is authorized to issue up to 200 million shares of common stock with a par value of $.01 per share. At March 31, 2003, the number of shares of common stock outstanding was 72.4 million, excluding 547 thousand shares of common stock held as treasury stock and 3.4 million shares of common stock held in a grantor trust as described below. At March 31, 2002, the number of shares of common stock outstanding was 70.3 million, excluding 547 thousand shares of common stock held as treasury stock and 4.3 million shares of common stock held in the grantor trust.

(b)  Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see further discussion below). At March 31, 2003 and 2002, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2003 and 2002, no shares were issued or outstanding.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)  Treasury Stock

     In March 1999, the Company’s Board of Directors authorized the repurchase of up to seven million shares of the Company’s outstanding common stock. The authorization provided for the repurchase of shares in the open market or in privately negotiated transactions depending on market conditions and other factors. In accordance with the March 1999 share repurchase authorization, the Company acquired 31 thousand and 1.4 million shares of common stock in fiscal 2002 and 2001, respectively. The Company’s stock repurchase program was completed in fiscal 2002. In fiscal 2001, the Company reissued 2 million shares of common stock to the Company’s Employee Benefits Trust (the “Trust”), as discussed below. No shares were reissued from treasury in fiscal 2003 or 2002. When treasury shares are reissued, the Company uses an average cost method with the difference between the repurchase cost and the reissuance price accounted for as a charge to capital in excess of par value.

(d)  Shares in Employee Benefits Trust

     In March 1999, the Company established the grantor Trust to fund certain future obligations of the Company’s employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, sold shares of common stock to the Trust. The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans to be funded by the Trust. Since inception of the Trust in fiscal 1999, the Trust purchased from the Company approximately seven million shares of common stock, previously held as treasury stock, for approximately $54 million. Approximately 909 thousand, 1.4 million and 1.2 million shares were issued from the Trust for employee benefit programs during fiscal 2003, 2002 and 2001, respectively.

(e)  Stockholder Rights Plan

     Effective April 1, 1997, the Company’s Board of Directors adopted a stockholder rights plan (the “1997 Rights Plan”). Pursuant to the 1997 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

     Rights become exercisable only following the acquisition by a person or group of 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the Company’s common stock or after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company. If not redeemed, they will expire on April 1, 2007.

(f)  Warrants

     During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company’s common stock to an outside consulting firm for services rendered. The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002. No additional warrants were granted during fiscal 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for fiscal 2003, 2002 and 2001 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Years Ended March 31,

(In thousands, except per share amounts)	2003	2002	2001

Net earnings (loss), as reported	$68,105	$(10,415)	$28,223
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,820)	(6,670)	(6,081)

Pro forma net earnings (loss)	$61,285	$(17,085)	$22,142

Earnings (loss) per share:
Basic – as reported	$.97	$(.15)	$.43
Basic – pro forma	$.87	$(.25)	$.34
Diluted – as reported	$.94	$(.15)	$.42
Diluted – pro forma	$.85	$(.24)	$.33

     The Company’s stock-based compensation plans are described below.

(a)  Employee Stock Option Plans

     The Company has a stock plan under which officers and key employees may be granted options. In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan replaced the previous 1984 Stock Option Plan. In May 2002, the Company amended the 1997 Plan to increase the total number of shares of common stock reserved for sale upon the exercise of stock options and restricted stock granted under the 1997 Plan from 8 million to 11.2 million. The amendment was approved by the Company’s stockholders in July 2002.

     Options granted under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2003, 2002 and 2001, 4.7 million, 2.6 million and 3.7 million options, respectively, were available for issuance. In fiscal 2003, 2002 and 2001, 1.2 million, 1.5 million and 1.7 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2003, 2002 and 2001 option grants, respectively: expected volatility of 40.3%, 48.8% and 51.1%, risk-free interest rate of 4.3%, 4.7% and 6.5%, and expected life of 7.5, 7.2 and 5.6 years. The weighted average fair value per share of the options granted during fiscal 2003, 2002 and 2001 was $8.42, $5.31 and $3.13, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 2003:

	Number
	of Shares	Exercise Price Per Share

March 31, 2001
Outstanding, beginning of year	7,269,661	$1.83	—	$23.25

Granted	1,734,215		5.71
Exercised	(397,494)	1.83	—	8.50
Expired	(300,421)	5.21	—	22.00

March 31, 2002
Outstanding, beginning of year	8,305,961	1.83	—	23.25

Granted	1,525,120		9.29
Exercised	(1,049,173)	1.83	—	19.00
Expired	(556,798)	5.50	—	22.00

March 31, 2003
Outstanding, beginning of year	8,225,110	3.30	—	23.25

Granted	1,168,250		16.52
Exercised	(1,098,851)	3.30	—	17.31
Expired	(109,353)	5.50	—	22.00

Outstanding, end of year	8,185,156	$4.63	—	$23.25

     Options for 5.1 million, 4.7 million and 4.9 million shares were exercisable at March 31, 2003, 2002 and 2001, respectively.

(b)  Board of Directors Stock Option Plans

     The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”). The 1997 Directors’ Plan replaced the previous 1989 Stock Option Plan for Directors. The 1997 Directors’ Plan reserved 500 thousand shares for issuance. Options under the 1997 Directors’ Plan are exercisable in full on the date of grant.

     Under the 1997 Directors’ Plan, at March 31, 2003, 109,500 options were available for issuance. During fiscal 2003, 2002 and 2001, 64,000, 80,000 and 100,000, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2003, 2002 and 2001 option grants, respectively: expected volatility of 41.5%, 51.1% and 51.1%, risk-free interest rate of 3.6%, 4.6% and 6.1%, and expected life of 5.9, 5.7 and 5.6 years. The weighted average fair value per share of the stock options granted during fiscal 2003, 2002 and 2001 was $6.70, $6.61 and $2.85, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2003:

	Number
	of Shares	Exercise Price Per Share

March 31, 2001
Outstanding, beginning of year	360,500	$2.09	—	$19.25

Granted	100,000		5.25
Exercised	(32,000)	2.09	—	2.14
March 31, 2002
Outstanding, beginning of year	428,500	2.09	—	19.25

Granted	80,000		12.40
Exercised	(32,000)	2.09	—	13.82
March 31, 2003
Outstanding, beginning of year	476,500	4.16	—	19.25

Granted	64,000		14.85
Exercised	(48,000)	4.16	—	8.56

Outstanding, end of year	492,500	$5.25	—	$19.25

     Options for 492,500, 476,500 and 428,500 shares were exercisable at March 31, 2003, 2002 and 2001, respectively.

     The following table summarizes information about options outstanding and exercisable for the employee and Board of Directors stock option plans at March 31, 2003:

Options Outstanding

		Exercise
Weighted Average	Number	Price
Remaining Life-Years	Outstanding	Per Share

6.94	1,289,704	$4.63	—	$5.50
4.25	965,119	5.56	—	8.50
8.00	1,281,682	8.54	—	8.99
5.30	1,161,809	9.29	—	12.40
3.71	1,383,085	12.57	—	15.63
7.58	1,750,951	15.94	—	16.52
3.53	845,306	16.76	—	23.25

5.86	8,677,656	$4.63	—	$23.25

Options Exercisable

Number of Options	Weighted Average
Exercisable	Exercise Price Per Share

683,738	$5.44
825,845	7.38
311,407	8.96
938,572	11.57
1,332,710	14.62
675,126	15.94
777,119	20.43

5,544,517	$12.56

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)  Employee Stock Purchase Plans

     In August 2001, the Company established the Airgas, Inc. 2001 Employee Stock Purchase Plan (the “2001 Plan”) to encourage and assist employees in acquiring an equity interest in the Company. The 2001 Plan replaced the previous 1998 Employee Stock Purchase Plan (the “1998 Plan”). During fiscal 2002, the remaining shares of common stock authorized under the 1998 Plan were issued. The 2001 Plan is authorized to issue up to 1.5 million shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2001 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees’ enrollment date or the closing price on the last business day of a fiscal quarter, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The 2001 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The terms of the Company’s previous 1998 Plan were substantially identical to the terms of the 2001 Plan. During fiscal 2003 and 2002, the Company issued 809 thousand shares and 1.1 million shares, provided from the Employee Benefits Trust, to fund purchases made by employees under the 2001 and 1998 Plans. The average purchase price per share in fiscal 2003 and 2002 was $11.06 and $6.58, respectively. During fiscal 2001, the Company issued 1.2 million shares from the Employee Benefits Trust under the 1998 Plan at an average purchase price of $4.86 per share.

     Compensation expense under SFAS 123 is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value of the employees’ option to purchase shares of common stock is estimated using the Black-Scholes model. The assumptions used to estimate the fair value of the employees’ option to purchase shares of common stock at grant dates in fiscal 2002 and 2001, respectively, were: average expected volatility of 61% and 63%, average risk-free interest rate of 2.6% and 5.4%, and expected option terms ranging from 3 to 27 months. Had the Company adopted SFAS 123, compensation expense related to the Employee Stock Purchase Plans would have been $3.6 million, $4.1 million and $1.7 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 expense is related to the fiscal 2002 grant and represents the value of the options as they would vest over the employee service period.

(15)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company accounts for investments in unconsolidated affiliates by the equity method of accounting, as described in Note 1(b). The Company’s investments in unconsolidated affiliates totaled approximately $66 million at March 31, 2003, and $65 million at March 31, 2002. The Company’s investments principally consist of two corporate joint ventures. The most significant investment, totaling approximately $59 million at March 31, 2003 and $57 million at March 31, 2002, is with National Welders. National Welders, which is reported in the Distribution segment, is a producer and distributor of industrial gases based in Charlotte, North Carolina. National Welders owns and operates 46 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce over 95% of the joint venture’s oxygen, nitrogen and argon requirements. The joint venture also distributes medical and specialty gases, process chemicals and welding equipment and supplies.

     Ownership interest in the National Welders joint venture consists of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. A family is the holder of approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock. If Airgas common stock has a market value of approximately $24.00 per share, the common stock and cash redemption options are equivalent. If the preferred shareholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. Following such redemption or exchange, the Company would be the sole owner of National Welders and the earnings available to the Company (i.e., the common stockholder) would be expected to increase by the amount of the annual preferred dividend, or $2.9 million per year. Following a cash redemption, the additional income related to the preferred dividend savings would be partially offset by higher interest expense on the additional debt incurred to finance the redemption. The preferred shareholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

     As disclosed in Note 1(q), the Company is reviewing whether its investment in National Welders meets the definition of a Variable Interest Entity under the newly released FASB Financial Interpretation No. 46 (“FIN 46”). The Company is reviewing the applicability of FIN 46 to its National Welders investment to determine if, as the only common stockholder and with only a 50% voting interest in the joint venture, the Company is disproportionately exposed to risk of loss. If National Welders is determined to be a Variable Interest Entity and the Company is determined to be the primary beneficiary, as defined by the FIN 46, the Company will consolidate the joint venture. The Company believes the consolidation of the joint venture would not have a material impact on the net earnings of the Company.

     A summary of unaudited financial information for National Welders for the years ended March 31, 2003 and 2002 follows:

	March 31,

(In thousands)	2003	2002

Current assets	$32,586	$34,024
Non-current assets	121,986	125,917

Total assets	$154,572	$159,941

Current liabilities	$22,729	$24,239
Non-current liabilities	93,612	99,798
Redeemable preferred stock	56,899	56,899
Preferred shareholder note	(21,000)	(21,000)
Common stockholder’s equity	2,332	5

Total liabilities and stockholder’s equity	$154,572	$159,941

	Years Ended March 31,

(In thousands)	2003	2002	2001

Net sales	$142,048	$132,060	$138,376

Earnings before taxes	11,147	10,843	9,169

Net earnings before preferred stock dividend	6,746	6,397	5,593
Preferred stock dividends	(2,845)	(2,845)	(2,850)

Net earnings available to common stockholder	3,901	3,552	2,743
Airgas equity earnings adjustments	(1,217)	(691)	(1,565)

Equity in earnings of National Welders	$2,684	$2,861	$1,178

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s investment in National Welders exceeds its underlying equity in the net assets of National Welders by approximately $57 million. The excess of the Company’s investment over its underlying equity in the net assets is principally attributable to a stepped-up basis in the assets, deferred taxes and goodwill. Prior to the adoption of SFAS 142 on April 1, 2001, the Company applied the amortization of goodwill against its equity in the earnings of National Welders. The Company’s fiscal 2003 and 2002 equity in earnings from National Welders reflects the Company’s adoption of SFAS 142 under which the goodwill associated with the Company’s investment is no longer amortized. See Note 7 for a reconciliation of prior period results as reported to results adjusted to exclude this amortization expense.

     The Company’s other investments in unconsolidated affiliates totaled approximately $7 million and $8 million at March 31, 2003 and 2002, respectively, and primarily consist of a 50% joint venture interest in AC Industries, which is a carbon dioxide production plant reported in the Gas Operations segment.

     The Company’s share of earnings from AC Industries was $1.1 million, $1.0 million and $900 thousand for the years ended March 31, 2003, 2002, and 2001, respectively.

(16)  INTEREST EXPENSE, NET

     Interest expense, net, consists of:

	Years Ended March 31,

(In thousands)	2003	2002	2001

Interest expense	$47,272	$48,035	$61,434
Interest and finance charge income	(897)	(1,022)	(1,227)

	$46,375	$47,013	$60,207

(17)  INCOME TAXES

     Earnings before income taxes and the cumulative effect of a change in accounting principle were derived from the following sources:

	Years Ended March 31,

(In thousands)	2003	2002	2001

United States	$106,258	$74,947	$46,021
Foreign	3,046	3,444	2,920

	$109,304	$78,391	$48,941

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income tax expense (benefit) consists of:

	Years Ended March 31,

(In thousands)	2003	2002	2001

Current:
Federal	$30,552	$(6,693)	$12,286
Foreign	1,509	1,534	1,135
State	483	387	2,145

	32,544	(4,772)	15,566

Deferred:
Federal	6,312	32,348	6,173
Foreign	(640)	329	594
State	2,983	1,901	(1,615)

	8,655	34,578	5,152

	$41,199	$29,806	$20,718

     Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter of fiscal 2003 that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in the current period or in fiscal 2002.

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,

	2003	2002	2001

Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	2.1%	1.5%	1.1%
Amortization of non-deductible goodwill	—	—	4.9%
Divestitures	0.4%	1.8%	—
Equity accounting for unconsolidated affiliates	(0.6%)	(1.2%)	(1.1%)
Other, net	0.8%	0.9%	2.4%

	37.7%	38.0%	42.3%

     The decrease in the effective tax rate from fiscal 2001 is primarily related to the Company no longer amortizing goodwill as described in Notes 1 and 7.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,

(In thousands)	2003	2002

Deferred Tax Assets:
Inventories	$5,637	$5,955
Accounts receivable	(589)	(124)
Deferred rental income	1,872	959
Insurance reserves	7,320	7,573
Special charges (Note 3)	1,817	1,581
Litigation settlement and other reserves	1,913	6,406
Net operating loss carryforwards	31,228	13,644
Other	1,390	721
Valuation allowance	(9,646)	(5,976)

	40,942	30,739

Deferred Tax Liabilities:
Plant and equipment	(204,645)	(194,703)
Intangible assets	(14,141)	(5,907)
Other	(13,608)	(15,092)

	(232,394)	(215,702)

Net deferred tax liability	$(191,452)	$(184,963)

     Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,

(In thousands)	2003	2002

Current deferred tax asset, net	$17,688	$13,210
Non-current deferred tax liability, net	(209,140)	(198,173)

Net deferred tax liability	$(191,452)	$(184,963)

     The Company has recorded tax benefits amounting to $5.8 million, $4.3 million, and $800 thousand in fiscal 2003, 2002 and 2001, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2003. Valuation allowances, which increased by $3.7 million in fiscal year 2003, primarily relate to certain state tax net operating loss carryforwards.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Internal Revenue Service is currently conducting an examination of the Company’s federal income tax return for the fiscal year ended March 31, 2000. Management believes that the results of this examination will not have a material effect on the Company’s earnings, financial position or liquidity.

(18)  BENEFIT PLANS

     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants’ wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the 401(k) plan for fiscal 2003, 2002, and 2001 were $5 million, $4.7 million and $5.8 million, respectively.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. During fiscal 2003 labor contract negotiations, the Company negotiated the withdrawal from one plan effective in fiscal 2006. The potential withdrawal liability under this plan was approximately $300 thousand at March 31, 2003. The Company has not taken action to terminate or withdraw from any other plans. Management believes that the Company’s liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company’s financial position, results of operations or liquidity. Amounts expensed under the pension plans for fiscal 2003, 2002 and 2001 were $679 thousand, $642 thousand and $543 thousand, respectively.

     Effective January 2002, the Company offered eligible employees the opportunity to participate in a non-qualified deferred compensation plan (the “Plan”). The Plan allows eligible employees to defer a portion of their compensation until their retirement. The Company has elected to fund the plan with Company owned life insurance policies taken out on the plan participants. The costs associated with the Plan during fiscal 2003 were $64 thousand. At March 31, 2003, the Company had a liability of $1.6 million related to compensation deferred under the Plan. At March 31, 2003, the Company also had life insurance policies with a cash surrender value of $1.6 million available to fund the plan liability.

(19)  RELATED PARTIES

     During the years ended March 31, 2003, 2002 and 2001, National Welders (see Note 15), an unconsolidated equity affiliate, paid $4.7 million, $3.8 million and $3.8 million, respectively, to the Company for gas products, hardgoods and services. In addition, National Welders sold gas products and hardgoods to the Company in the amounts of $1.1 million, $1.1 million and $787 thousand in fiscal 2003, 2002 and 2001, respectively. In connection with the Praxair litigation (see Note 21), the Company reimbursed National Welders for legal fees of $482 thousand and $260 thousand in fiscal 2002 and 2001, respectively.

     The Company paid $ 9.0 million, $7.7 million and $7.9 million to AC Industries (see Note 15), an unconsolidated equity affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 2003, 2002 and 2001, respectively. In addition, the Company had a net payable balance to AC Industries totaling $1.4 million, $1.2 million and $1.2 million at March 31, 2003, 2002 and 2001, respectively.

     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)  LEASES

     The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2003, 2002, and 2001, amounted to $54.7 million, $45.4 million, and $43.7 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2003 and 2002.

     The Company leases real estate and certain equipment from a trust established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2003, the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million. The lease terms expire in October 2004, but may be renewed subject to provisions of the lease agreements. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease terms of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company’s guarantee of the residual value. The trust established in connection with the sale-leaseback arrangement has been determined to be a variable interest entity as defined by FIN 46 (see Note 1(q)). In accordance with FIN 46, the Company will consolidate the trust for financial reporting purposes effective July 1, 2003. The Company also leases approximately $37 million in fleet vehicles under long-term operating leases with varying terms. Associated with these operating leases, the Company guarantees a residual value of $9.3 million.

     At March 31, 2003, future minimum lease payments under non-cancelable operating leases, including the residual value associated with the sale-leaseback transaction, are as follows:

(In thousands)

Years Ended March 31,
2004	$37,941
2005	71,371
2006	23,081
2007	19,021
2008	13,625
Thereafter	18,442

$183,481

(21)  COMMITMENTS AND CONTINGENCIES

(a)  Legal

     In the fourth quarter of fiscal 2002, the Company settled a lawsuit brought in 1996 by Praxair, Inc. alleging tortious interference with a right of first refusal in connection with the Company’s joint venture investment in National Welders (see Note 15). As a result of the settlement, Praxair agreed to early termination of the right of first refusal, and in the fourth quarter of fiscal 2002, the Company recorded a charge to earnings, net of previously established reserves related to the litigation, of $8.5 million. In fiscal 2001, the Company recorded a charge of $6.9 million for costs associated with defending the Praxair lawsuit.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal 1997, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gases and recorded a special charge related to product losses and costs associated with the Company’s efforts to investigate the fraud and pursue recoveries. In March 2001, the Company reached a final settlement with its insurance carriers resulting in insurance recoveries of $4.9 million (see Note 3). The insurance settlement, net of associated legal expenses, was reflected in “Special charges, net” in the Consolidated Statement of Earnings.

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

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

(b)  Insurance Coverage

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and products liability. These programs have self-insured retention of $500 thousand per occurrence and an annual aggregate limit of $1.7 million for claims in excess of $500 thousand. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience.

     The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $200 million, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(c)  Supply Agreements

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products and Chemical (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements. Additionally, the Company will purchase helium from Air Products under the terms of the supply agreement. Based on fiscal 2003 results, the Air Products supply agreement represents approximately $40 million in annual liquid bulk gas purchases. Effective December 1, 2002, the Company entered into a 3-year take-or-pay supply agreement with BOC Gases to purchase liquid nitrogen, oxygen and argon. Under the BOC Gases agreement, BOC Gases will reserve specified production volumes at certain plants and the Company will purchase at least 75% of those volumes. At the conclusion of the initial 3-year term of the BOC agreement, the Company may elect to extend it for an additional 3-year term. Purchases under the BOC Gases supply agreement are anticipated to be approximately $10 million annually. Both the Air Products and BOC Gases supply agreements contain market pricing subject to certain economic indices and market analysis. In addition, the Company is a party to other long-term supply agreements primarily for the purchase of liquid carbon dioxide, representing approximately $15 million, or 24% of the Company’s annual carbon dioxide requirements. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22)  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes was as follows:

	Years Ended March 31,

(In thousands)	2003	2002	2001

Interest	$55,853	$42,165	$65,167
Income taxes (net of refunds)	5,344	21,004	8,109

     Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,

(In thousands)	2003	2002	2001

Acquisition liabilities assumed	$2,606	$9,917	$536

(23)  SUMMARY BY BUSINESS SEGMENT

     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and Gas Operations. The Distribution segment accounts for over 90% of consolidated sales. The segment’s principal products are packaged and small bulk gases, rent on gas cylinders and welding equipment, process chemicals and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and specialty gases. The Company also operates two air separation plants that produce oxygen, nitrogen and argon that are sold to on-site customers and to the Distribution segment. The elimination entries represent inter-company sales from the Company’s Gas Operations segment to its Distribution segment. The Company previously reflected these elimination entries within the Gas Operations segment.

     The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating expenses are allocated to each segment, pro rata, based on sales dollars. Corporate assets have been allocated to the Distribution segment, inter-company sales are recorded on the same basis as sales to third parties, and inter-company transactions are eliminated in consolidation. As a result of adopting SFAS 142 effective April 1, 2001, the financial results for the fiscal years ended March 31, 2003 and 2002 do not reflect goodwill amortization expense (see Note 1(q)). See Note 7 for a reconciliation of prior period financial results as reported to financial results adjusted to exclude goodwill amortization expense. See Note 2 for the impact of acquisitions and divestitures on the operating results of each segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis herein.

		Gas
(In thousands)	Distribution	Operations	Eliminations	Combined

Fiscal 2003
Gas and rent	$863,975	$178,622	$(37,067)	$1,005,530
Hardgoods	778,101	5,227	(1,894)	781,434

Total net sales	1,642,076	183,849	(38,961)	1,786,964
Cost of products sold, excluding depreciation expense	806,320	82,957	(38,961)	850,316
Selling, distribution, and administrative expenses	634,580	63,648	—	698,228
Depreciation expense	62,071	11,411	—	73,482
Amortization expense	5,877	485	—	6,362
Special charges	2,694	—	—	2,694

Operating income	130,534	25,348	—	155,882
Equity in earnings of unconsolidated affiliates	2,682	1,086	—	3,768

Assets	1,494,363	205,880	—	1,700,243
Investment in unconsolidated affiliates	60,323	5,634	—	65,957
Capital expenditures	51,751	16,218	—	67,969

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gas
(In thousands)	Distribution	Operations	Eliminations	Combined

Fiscal 2002
Gas and rent	$707,435	$170,687	$(31,163)	$846,959
Hardgoods	786,832	2,907	(651)	789,088

Total net sales	1,494,267	173,594	(31,814)	1,636,047
Cost of products sold, excluding depreciation expense	770,094	80,473	(31,814)	818,753
Selling, distribution, and administrative expenses	559,468	59,848	—	619,316
Depreciation expense	53,701	11,084	—	64,785
Amortization expense	7,574	586	—	8,160

Operating income	103,430	21,603	—	125,033
Equity in earnings of unconsolidated affiliates	2,878	957	—	3,835

Assets	1,520,492	196,565	—	1,717,057
Investment in unconsolidated affiliates	58,579	6,047	—	64,626
Capital expenditures	52,414	5,883	—	58,297

		Gas
(In thousands)	Distribution	Operations	Eliminations	Combined

Fiscal 2001
Gas and rent	$647,525	$171,218	$(32,835)	$785,908
Hardgoods	839,897	3,681	(585)	842,993

Total net sales	1,487,422	174,899	(33,420)	1,628,901
Cost of products sold, excluding depreciation expense	797,423	83,197	(33,420)	847,200
Selling, distribution, and administrative expenses	525,261	58,094	—	583,355
Depreciation expense	51,497	11,441	—	62,938
Amortization expense	21,055	2,761	—	23,816
Special charges	6,279	(2,636)	—	3,643

Operating income	85,907	22,042	—	107,949
Equity in earnings of unconsolidated affiliates	1,386	874	—	2,260

Assets	1,406,928	174,362	—	1,581,290
Investment in unconsolidated affiliates	56,671	6,591	—	63,262
Capital expenditures	56,228	9,682	—	65,910

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24)  SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of fiscal 2003 and 2002:

(In thousands, except per share amounts)	First	Second	Third	Fourth

2003
Net sales	$457,668	$451,053	$435,339	$442,904
Operating income (b)	36,210	42,424	38,090	39,158
Net earnings (b)	14,044	19,200	16,696	18,165
Basic earnings per share (a),(b)	$.20	$.27	$.24	$.26
Diluted earnings per share (a),(b)	$.20	$.27	$.23	$.25
2002
Net sales	$415,675	$411,982	$392,433	$415,957
Operating income (c)	32,784	34,839	31,194	26,216
Net earnings (loss) (c)	(45,549)	14,553	11,845	8,736
Basic earnings (loss) per share (a),(c)	$(.68)	$.21	$.17	$.13
Diluted earnings (loss) per share (a),(c)	$(.67)	$.21	$.17	$.12

(a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the full year earnings per share.

(b)	As discussed in the Notes to the Company’s consolidated financial statements, operating income and net earnings for fiscal 2003 include first quarter special charges of $2.7 million ($1.7 million after-tax) consisting of a restructuring charge related to the integration of the business acquired from Air Products in the fourth quarter of fiscal 2002, and costs related to the consolidation of certain of the Company’s hardgoods procurement functions.

(c)	As discussed in the Notes to the Company’s consolidated financial statements, net earnings (loss) for fiscal 2002 include in the first quarter, a non-cash charge of $59 million, or $.86 per diluted share, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Operating income and net earnings (loss) include in the fourth quarter, a litigation charge of $8.5 million ($5.7 million after-tax), or $.08 per diluted share, related to the Praxair litigation settlement.

(25)  SUBSEQUENT EVENT

     On May 13, 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $.04 per share to be paid on June 30, 2003 to stockholders of record as of June 13, 2003.

(26)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     At March 31, 2003, the Company has $225 million of senior subordinated notes and $175 million of medium term notes (collectively, the “Notes”). The obligations of the Company under the Notes are guaranteed by the Company’s domestic subsidiaries that guarantee the Company’s revolving credit facilities (the “Guarantors”). The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2003 and March 31, 2002 and for the years ended March 31, 2003, 2002 and 2001.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets:
Trade receivables, net	$—	$4,543	$66,803	$—	$71,346
Intercompany receivable/(payable)	—	(8,032)	8,032	—	—
Inventories, net	—	148,088	3,317	—	151,405
Deferred income tax asset, net	7,242	10,446	—	—	17,688
Prepaid expenses and other current assets	12,899	16,240	1,004	—	30,143

Total current assets	20,141	171,285	79,156	—	270,582
Plant and equipment, net	19,302	828,323	21,867	—	869,492
Goodwill	—	426,474	11,235	—	437,709
Other intangible assets, net	545	19,070	217	—	19,832
Investments in unconsolidated affiliates	60,239	5,718	—	—	65,957
Investments in subsidiaries	1,347,897	—	—	(1,347,897)	—
Intercompany receivable/(payable)	(186,852)	182,610	4,242	—	—
Other non-current assets	30,549	5,099	1,023	—	36,671

Total assets	$1,291,821	$1,638,579	$117,740	$(1,347,897)	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,406	$80,487	$2,482	$—	$85,375
Accrued expenses and other current liabilities	54,737	64,320	2,235	—	121,292
Current portion of long-term debt	—	2,141	88	—	2,229

Total current liabilities	57,143	146,948	4,805	—	208,896
Long-term debt, excluding current portion	629,934	6,978	21,119	—	658,031
Deferred income tax liability, net	1,385	202,556	5,199	—	209,140
Other non-current liabilities	6,426	20,482	335	—	27,243
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	764	—	—	—	764
Capital in excess of par value	216,275	838,340	8,224	(846,564)	216,275
Retained earnings	413,286	423,491	78,280	(501,771)	413,286
Accumulated other comprehensive loss	(3,302)	(216)	(222)	438	(3,302)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(25,801)	—	—	—	(25,801)

Total stockholders’ equity	596,933	1,261,615	86,282	(1,347,897)	596,933
Total liabilities and stockholders’ equity	$1,291,821	$1,638,579	$117,740	$(1,347,897)	$1,700,243

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets:
Trade receivables, net	$—	$25,088	$63,546	$—	$88,634
Intercompany receivable/(payable)	—	(6,174)	6,174	—	—
Inventories, net	—	151,334	2,711	—	154,045
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	31,137	16,321	196	—	47,654

Total current assets	38,987	191,929	72,627	—	303,543
Plant and equipment, net	15,924	856,978	20,113	—	893,015
Goodwill	—	396,242	10,306	—	406,548
Other intangible assets, net	997	24,721	—	—	25,718
Investments in unconsolidated affiliates	58,578	6,048	—	—	64,626
Investments in subsidiaries	1,314,314	—	—	(1,314,314)	—
Intercompany receivable/(payable)	(141,785)	168,176	(26,391)	—	—
Other non-current assets	19,765	2,921	921	—	23,607

Total assets	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$5,047	$74,968	$2,470	$—	$82,485
Accrued expenses and other current liabilities	60,385	75,582	423	—	136,390
Current portion of long-term debt	—	2,375	81	—	2,456

Total current liabilities	65,432	152,925	2,974	—	221,331
Long-term debt, excluding current portion	732,544	9,828	21,752	—	764,124
Deferred income tax liability, net	951	192,004	5,218	—	198,173
Other non-current liabilities	4,767	25,268	308	—	30,343
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	752	—	—	—	752
Capital in excess of par value	198,500	907,765	8,224	(915,989)	198,500
Retained earnings	345,181	359,442	40,037	(399,479)	345,181
Accumulated other comprehensive loss	(4,401)	(217)	(937)	1,154	(4,401)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(32,657)	—	—	—	(32,657)

Total stockholders’ equity	503,086	1,266,990	47,324	(1,314,314)	503,086
Total liabilities and stockholders’ equity	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$1,767,274	$19,690	$—	$1,786,964
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	845,571	4,745	—	850,316
Selling, distribution and administrative expenses	47,808	631,560	18,860	—	698,228
Depreciation	3,867	67,486	2,129	—	73,482
Amortization	64	6,298	—	—	6,362
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(51,884)	213,810	(6,044)	—	155,882
Interest (expense) income, net	(53,499)	8,211	(1,087)	—	(46,375)
(Discount) gain on securitization of trade receivables	—	(67,446)	64,120	—	(3,326)
Other income (expense), net	50,106	(51,834)	1,083	—	(645)
Equity in earnings of unconsolidated affiliates	2,668	1,100	—	—	3,768

Earnings (loss) before taxes	(52,609)	103,841	58,072	—	109,304
Income tax benefit (expense)	18,413	(39,783)	(19,829)	—	(41,199)
Equity in earnings of subsidiaries	102,301	—	—	(102,301)	—

Net Earnings	$68,105	$64,058	$38,243	$(102,301)	$68,105

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$1,616,178	$19,869	$—	$1,636,047
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	813,485	5,268	—	818,753
Selling, distribution and administrative expenses	57,631	541,201	20,484	—	619,316
Depreciation	3,419	59,317	2,049	—	64,785
Amortization	161	7,999	—	—	8,160

Operating Income (Loss)	(61,211)	194,176	(7,932)	—	125,033
Interest (expense) income, net	(53,788)	6,656	119	—	(47,013)
(Discount) gain on securitization of trade receivables	—	(59,840)	54,994	—	(4,846)
Other income (expense), net	54,099	(54,621)	1,904	—	1,382
Equity in earnings of unconsolidated affiliates	2,861	974	—	—	3,835

Earnings (loss) before taxes and a cumulative effect of a change in accounting principle	(58,039)	87,345	49,085	—	78,391
Income tax benefit (expense)	20,313	(32,363)	(17,756)	—	(29,806)
Equity in earnings of subsidiaries	27,311	—	—	(27,311)	—
Cumulative effect of a change in accounting principle	—	(59,000)	—	—	(59,000)

Net Earnings (Loss)	$(10,415)	$(4,018)	$31,329	$(27,311)	$(10,415)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2001

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$1,606,965	$21,936	$—	$1,628,901
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	841,403	5,797	—	847,200
Selling, distribution and administrative expenses	37,124	535,573	10,658	—	583,355
Depreciation	2,637	58,222	2,079	—	62,938
Amortization	249	23,175	392	—	23,816
Special Charge (Recoveries)	—	3,643	—	—	3,643

Operating Income (Loss)	(40,010)	144,949	3,010	—	107,949
Interest (expense) income, net	(63,555)	2,070	1,278	—	(60,207)
(Discount) gain on securitization of trade receivables	—	(10,143)	8,840	—	(1,303)
Other income (expense), net	59,576	(59,366)	32	—	242
Equity in earnings of unconsolidated affiliates	1,178	2,006	(924)	—	2,260

Earnings (loss) before income taxes	(42,811)	79,516	12,236	—	48,941
Income tax benefit (expense)	14,983	(30,700)	(5,001)	—	(20,718)
Equity in earnings of subsidiaries	56,051	—	—	(56,051)	—

Net Earnings	$28,223	$48,816	$7,235	$(56,051)	$28,223

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(21,608)	$181,070	$34,937	$—	$194,399

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,211)	(56,415)	(4,343)	—	(67,969)
Proceeds from sale of plant and equipment	69	4,191	—	—	4,260
Proceeds from divestiture	—	3,167	—	—	3,167
Business acquisitions, net of cash acquired	—	(21,179)	—	—	(21,179)
Business acquisition holdbacks and other settlements	—	(6,037)	—	—	(6,037)
Dividends and fees from unconsolidated affiliates	943	1,564	—	—	2,507
Other, net	5,666	(8,051)	666	—	(1,719)

Net cash used in investing activities	(533)	(82,760)	(3,677)	—	(86,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	248,123	—	838	—	248,961
Repayment of debt	(350,732)	(15,160)	(1,464)	—	(367,356)
Exercise of stock options	9,847	—	—	—	9,847
Cash overdraft	1,119	—	—	—	1,119
Inter-company	113,784	(83,150)	(30,634)	—	—

Net cash provided by (used in) financing activities	22,141	(98,310)	(31,260)	—	(107,429)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(44,830)	$282,515	$11,696	$—	$249,381

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,901)	(46,554)	(1,842)	—	(58,297)
Proceeds from sale of plant and equipment	—	3,216	—	—	3,216
Proceeds from divestiture	—	10,200	—	—	10,200
Business acquisitions, net of cash acquired	—	(252,538)	—	—	(252,538)
Business acquisition holdbacks and other settlements	—	(5,018)	—	—	(5,018)
Dividends and fees from unconsolidated affiliates	954	1,629	—	—	2,583
Other, net	16,329	(11,098)	(78)	—	5,153

Net cash provided by (used in) investing activities	7,382	(300,163)	(1,920)	—	(294,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	677,605	—	2,539	—	680,144
Repayment of debt	(580,527)	(26,619)	(5,633)	—	(612,779)
Financing costs	(12,461)	—	—	—	(12,461)
Exercise of stock options	7,442	—	—	—	7,442
Cash overdraft	—	(17,026)	—	—	(17,026)
Inter-company	(54,611)	61,293	(6,682)	—	—

Net cash provided by (used in) financing activities	37,448	17,648	(9,776)	—	45,320

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2001

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(24,647)	$255,815	$(32,163)	$—	$199,005

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(484)	(62,221)	(3,205)	—	(65,910)
Proceeds from sale of plant and equipment	—	2,854	—	—	2,854
Proceeds from divestiture	—	42,123	7,506	—	49,629
Business acquisitions, net of cash acquired	—	(1,006)	—	—	(1,006)
Business acquisition holdbacks and other settlements	—	(4,752)	—	—	(4,752)
Dividends and fees from unconsolidated affiliates	947	2,721	—	—	3,668
Other, net	6,333	(4,734)	3,066	—	4,665

Net cash provided by (used in) investing activities	6,796	(25,015)	7,367	—	(10,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	157,238	—	—	—	157,238
Repayment of debt	(321,238)	(15,044)	(4,840)	—	(341,122)
Purchase of treasury stock	(11,214)	—	—	—	(11,214)
Exercise of stock options	1,460	—	—	—	1,460
Cash overdraft	—	5,485	—	—	5,485
Inter-company	191,605	(221,241)	29,636	—	—

Net cash provided by (used in) financing activities	17,851	(230,800)	24,796	—	(188,153)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2003, 2002 and 2001
(In thousands of dollars)

	Column A	Column B	Column C	Column D		Column E

		Additions

	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period

2003
Accounts receivable – allowances for doubtful accounts	$8,176	$8,954	$1,294 (1)	$(9,910)	(2)	$8,514
Insurance reserves	20,894	53,774	—	(49,568)	(3)	25,100
Deferred tax asset valuation allowance	5,976	3,670	—	—		9,646
Litigation reserves	11,292	—	—	(10,956)	(4)	336
2002
Accounts receivable – allowances for doubtful accounts	$7,402	$9,537	$1,371 (1)	$(10,134)	(2)	$8,176
Insurance reserves	15,596	48,008	—	(42,710)	(3)	20,894
Deferred tax asset valuation allowance	4,263	1,713	—	—		5,976
Litigation reserve	8,007	8,697	—	(5,412)	(4)	11,292
2001
Accounts receivable – allowances for doubtful accounts	$6,194	$8,730	$820 (1)	$(8,342)	(2)	$7,402
Insurance reserves	11,475	41,568	—	(37,447)	(3)	15,596
Deferred tax asset valuation allowance	1,840	2,423	—	—		4,263
Litigation reserve	7,500	9,160	—	(8,653)	(4)	8,007

(1)	Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)	Write-off of uncollectible accounts.

(3)	Payments of insurance premiums and claims.

(4)	Payment of litigation settlement and associated legal fees.