Form 10-Q
period 2003-06-30
AIRGAS INC
filed 2003-08-12
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [X]     No [  ]

Common Stock outstanding at August 7, 2003: 73,372,987 shares

AIRGAS, INC.

FORM 10-Q
June 30, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$461,056	$457,668
Costs and expenses
Cost of products sold (excluding depreciation)	221,133	222,266
Selling, distribution and administrative expenses	178,461	176,299
Depreciation	19,291	18,459
Amortization	1,511	1,740
Special charges	—	2,694

Total costs and expenses	420,396	421,458

Operating income	40,660	36,210
Interest expense, net	(10,435)	(13,121)
Discount on securitization of trade receivables	(868)	(851)
Other income (expense), net	(173)	(123)
Equity in earnings of unconsolidated affiliates	700	932

Earnings before income taxes	29,884	23,047
Income taxes	11,356	9,003

Net earnings	$18,528	$14,044

Basic earnings per share	$0.26	$0.20

Diluted earnings per share	$0.25	$0.20

Weighted average shares outstanding:
Basic	71,900	69,900

Diluted	73,900	72,000

Comprehensive income	$19,300	$14,920

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2003	2003

ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $9,158 at June 30, 2003 and $8,514 at March 31, 2003	$78,787	$71,346
Inventories, net	157,968	151,405
Deferred income tax asset, net	18,058	17,688
Prepaid expenses and other current assets	29,406	30,143

Total current assets	284,219	270,582

Plant and equipment, at cost	1,368,732	1,345,783
Less accumulated depreciation	(496,797)	(476,291)

Plant and equipment, net	871,935	869,492
Goodwill	439,977	437,709
Other intangible assets, net	21,142	19,832
Investments in unconsolidated affiliates	66,104	65,957
Other non-current assets	41,143	36,671

Total assets	$1,724,520	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$77,321	$85,375
Accrued expenses and other current liabilities	107,909	121,292
Current portion of long-term debt	609	2,229

Total current liabilities	185,839	208,896

Long-term debt	669,214	658,031
Deferred income taxes, net	215,213	209,140
Other non-current liabilities	30,210	27,243
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2003 and March 31, 2003	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 77,077 and 76,373 shares issued at June 30, 2003 and March 31, 2003, respectively	771	764
Capital in excess of par value	225,465	216,275
Retained earnings	428,889	413,286
Accumulated other comprehensive loss	(2,530)	(3,302)
Treasury stock, 547 common shares at cost at June 30, 2003 and March 31, 2003	(4,289)	(4,289)
Employee benefits trust, 3,217 and 3,421 common shares at cost at June 30, 2003 and March 31, 2003, respectively	(24,262)	(25,801)

Total stockholders’ equity	624,044	596,933

Total liabilities and stockholders’ equity	$1,724,520	$1,700,243

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,528	$14,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,291	18,459
Amortization	1,511	1,740
Deferred income taxes	4,800	(11,396)
Equity in earnings of unconsolidated affiliates	(700)	(932)
Losses on divestitures	—	241
Losses on sales of plant and equipment	57	246
Stock issued for employee stock purchase plan	2,264	2,227
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(2,300)	6,400
Trade receivables, net	(4,073)	(12,697)
Inventories, net	(5,682)	(348)
Prepaid expenses and other current assets	392	19,737
Accounts payable, trade	(8,259)	(6,957)
Accrued expenses and other current liabilities	(12,368)	(17,787)
Other assets	(1,551)	882
Other liabilities	3,804	1,547

Net cash provided by operating activities	15,714	15,406

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,319)	(14,427)
Proceeds from sales of plant and equipment	1,342	1,102
Proceeds from divestitures	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(5,750)	(4,342)
Dividends and fees from unconsolidated affiliates	422	684
Other, net	(1,520)	1,281

Net cash used in investing activities	(26,825)	(12,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	81,603	93,400
Repayment of debt	(74,505)	(96,100)
Dividends paid	(2,925)	—
Exercise of stock options	5,803	4,331
Cash overdraft	1,135	(4,502)

Net cash provided by (used in) financing activities	11,111	(2,871)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$13,874	$20,733
Income taxes, net of refunds	$1,466	$(1,232)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2003.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the special charges, which are discussed in these notes to the consolidated financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

(2)	NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

FASB Financial Interpretation No. 46

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”) entitled, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation is effective for the first interim period beginning after June 15, 2003. FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes whose holders of its equity instruments lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 introduces the concept of a “Primary Beneficiary” and requires variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary.

     The Company participates in a joint venture with National Welders Supply Company, Inc. (“National Welders”). The Company is the only common stockholder of the joint venture, but has a 50% / 50% voting interest shared with National Welders’ preferred stockholders. The Company believes that its National Welders joint venture is a variable interest entity as defined by FIN 46. Further, the Company, as the only common stockholder, believes it is the Primary Beneficiary of the joint venture. Accordingly, the Company believes that the joint venture should be consolidated for financial reporting purposes effective July 1, 2003. The Company anticipates applying FIN 46 prospectively and does not anticipate a cumulative-effect adjustment upon adoption. Due to the complexity in the application of FIN 46, the Company has requested a pre-filing consultation with the Securities and Exchange Commission (“SEC”) with respect to its interpretation of FIN 46 as it applies to the National Welders joint venture. Ultimately, the outcome of the pre-filing consultation with the SEC will determine whether or not the joint venture will be consolidated. See Note 11 for more information regarding the National Welders joint venture as well as the financial impact if the joint venture is consolidated.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES — (Continued)

     The Company leases real estate and certain equipment from a grantor trust (the “Trust”) established by a commercial bank under a sale-leaseback arrangement. The Company has determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the Primary Beneficiary of the sale-leaseback arrangement. In accordance with FIN 46, the Company will consolidate the Trust for financial reporting purposes effective July 1, 2003. See Note 12 for more information, including the financial impact upon consolidation of the Trust.

SFAS 143

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company adopted SFAS 143 on April 1, 2003, as required. The adoption of SFAS 143 did not have a material impact on its results of operations, financial position or liquidity.

(3)	ACQUISITIONS & DIVESTITURES

(a) Acquisitions

     The Company acquired a manufacturer and distributor of dry ice on April 14, 2003 and a distributor of safety products on May 1, 2003. The dry ice business generates annual revenues of approximately $2 million and is included in the Gas Operations segment. The dry ice business was acquired to expand the Company’s market reach into certain southern U.S. states. The distributor of safety products generates annual revenues of approximately $10 million and is included in the Distribution segment. The safety distributor business was acquired to complement the Company’s existing packaged gas distribution operations in the western U.S. The acquired businesses are not expected to generate significant operating income during fiscal 2004.

     The Company paid cash of $5.8 million for businesses acquired during the quarter ended June 30, 2003. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $1.1 million. The final purchase price allocation to net assets, identified intangibles and goodwill acquired has not been completed pending the performance of asset appraisals and intangible valuations. The Company does not expect that the final purchase price allocation will have a material impact on the Company’s financial position.

(b) Divestitures

     In May 2002, the Company completed the sale of Kendeco for cash proceeds of $3.2 million. Kendeco’s fiscal 2003 operating results were insignificant. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, for the three months ended June 30, 2002 included a $241 thousand net loss from these divestiture-related transactions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	SPECIAL CHARGES

     During the quarter ended June 30, 2002, the Company recorded special charges of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products and Chemicals, Inc. (“Air Products”) during the fourth quarter of fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

(5)	EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

(In thousands)	2003	2002

Weighted average common shares outstanding:
Basic	71,900	69,900
Stock options and warrants	2,000	2,100

Diluted	73,900	72,000

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock (see Note 11). When Airgas common stock is at a market value of approximately $24.00 per share, the stock and cash redemption options are equivalent. As of June 30, 2003, there were no contingently issuable shares included in the diluted weighted average common shares calculation (the “diluted computation”) associated with the joint venture agreement.

     Additionally, there were approximately 1.6 million and 800 thousand outstanding stock options and warrants at June 30, 2003 and 2002, respectively, with an exercise price above market, excluded from the Company’s diluted computation as their effect would be anti-dilutive. As the market value of the Company’s stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the three months ended June 30, 2003, the Company sold, net of its retained interest, $471.6 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $473.9 million in collections on those receivables. The amount of outstanding receivables under the agreement was $156.6 million at June 30, 2003 and $158.9 million at March 31, 2003.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $47 million and $45 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at June 30, 2003 and March 31, 2003, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(7)	INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	June 30,	March 31,
(In thousands)	2003	2003

Hardgoods	$141,999	$136,347
Gases	15,969	15,058

	$157,968	$151,405

     Net inventories determined by the LIFO inventory method totaled $16.1 million and $15.7 million at June 30, 2003 and March 31, 2003, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $1.4 million at both June 30, 2003 and March 31, 2003. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	June 30,	March 31,
(In thousands)	2003	2003

Accrued payroll and employee benefits	$25,368	$33,548
Business insurance reserves	15,836	15,272
Health insurance reserves	10,314	9,828
Taxes other than income taxes	12,891	12,972
Cash overdraft	9,673	8,538
Accrued interest expense	9,584	12,000
Other accrued expenses and current liabilities	24,243	29,134

	$107,909	$121,292

     The decrease in accrued payroll and employee benefits primarily resulted from the payment of fiscal 2003 bonuses during the quarter ended June 30, 2003. The cash overdraft is attributable to the float of the Company’s outstanding checks.

(9)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s involvement with derivative instruments is limited to highly effective fixed and variable interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At June 30, 2003, the Company had a notional amount of $90 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate operating leases and the revolving credit facilities to fixed interest rate instruments. During the three months ended June 30, 2003, the Company recorded a net decrease in the fair value of the fixed interest rate swap agreements of $7 thousand as “Accumulated other comprehensive income.”

     At June 30, 2003, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively convert a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at June 30, 2003 was $20.1 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

     The effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 40% fixed and 60% variable.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the three months ended June 30, 2003 were as follows:

	Distribution	Gas Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2003	$362,400	$75,309	$437,709
Acquisitions	533	611	1,144
Other adjustments	1,044	80	1,124

Balance at June 30, 2003	$363,977	$76,000	$439,977

     Other intangible assets amounted to $21.1 million and $19.8 million (net of accumulated amortization of $89.1 million and $87.8 million) at June 30, 2003 and March 31, 2003, respectively. These intangible assets primarily consist of acquired customer lists amortized over 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2004 – $4.5; 2005 – $5.9; 2006 – $3.5; 2007-$3.0 million; 2008-$2.3 million, and $1.9 million thereafter.

(11)	JOINT VENTURE WITH NATIONAL WELDERS

     The Company has an investment totaling approximately $60 million and $59 million at June 30, 2003 and March 31, 2003, respectively, in its National Welders joint venture. The Company currently accounts for its investment under the equity method of accounting. National Welders, which is reported in the Distribution segment, is a producer and distributor of industrial gases based in Charlotte, North Carolina. National Welders owns and operates 46 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of the joint venture’s oxygen and nitrogen and approximately 50% of its argon requirements. The joint venture also distributes medical and specialty gases, processed chemicals and welding equipment and supplies.

     Ownership interest in the National Welders joint venture consists of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. A family is the holder of approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock. If Airgas common stock has a market value of approximately $24.00 per share, the common stock and cash redemption options are equivalent. If the preferred shareholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. Following such redemption or exchange, the Company would be the sole owner of National Welders and the net earnings available to the Company (i.e., the common stockholder) would be expected to increase by the amount of the annual preferred dividend, or $2.9 million per year. Following a cash redemption, the additional income related to the preferred dividend savings would be partially offset by higher interest expense on the additional debt incurred to finance the redemption. The preferred shareholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	JOINT VENTURE WITH NATIONAL WELDERS — (Continued)

     As disclosed in Note 2, the Company believes that its National Welders joint venture is a variable interest entity as defined by FIN 46 and that the Company is its Primary Beneficiary. Accordingly, the Company believes that the joint venture should be consolidated for financial reporting purposes effective July 1, 2003. Consolidation of the joint venture is subject to a pre-filing consultation with the SEC with respect to the Company’s interpretation of FIN 46 as it applies to the National Welders joint venture. If the joint venture is consolidated, the Company will record assets on its July 1, 2003 balance sheet of approximately $150 million, liabilities of approximately $114 million and a minority interest of $36 million, net of a $21 million note receivable from the preferred shareholders. The Company’s consolidated statement of earnings for the period beginning July 1, 2003 will also reflect the consolidation of the joint venture’s results of operations. In fiscal 2003, the joint venture generated annual revenues of $142 million and operating income of $12 million. The Company’s net earnings would not be affected by the consolidation of the joint venture.

(12)	SALE-LEASEBACK TRANSACTION WITH GRANTOR TRUST

     The Company leases real estate and certain equipment from a grantor trust (the “Trust”) established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the Trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million at June 30, 2003 and March 31, 2003. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     In accordance with FIN 46 (see Note 2), the Company will consolidate the Trust for financial reporting purposes effective July 1, 2003. The Company will record approximately $42 million of real estate and equipment and associated long-term debt on its balance sheet. The adoption of FIN 46 will not have a material impact on the net earnings of the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust

Balance – March 31, 2003	76,373	547	3,421
Common stock issuance (a)	704	—	—
Reissuance of stock from Trust (b)	—	—	(204)

Balance — June 30, 2003	77,077	547	3,217

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income

Balance – March 31, 2003	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)	$—
Net earnings	—	—	18,528	—	—	—	18,528
Common stock issuance (a)	7	5,796	—	—	—	—	—
Dividends paid on common stock ($.04 per share)	—	—	(2,925)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,211	—	—	1,211
Net change in fair value of interest rate swap agreements	—	—	—	(7)	—	—	(7)
Reissuance of common stock from Trust (b)	—	726	—	—	—	1,539	—
Tax benefit from stock option exercises	—	2,668	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(432)	—	—	(432)

Balance — June 30, 2003	$771	$225,465	$428,889	$(2,530)	$(4,289)	$(24,262)	$19,300

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

2003 Employee Stock Purchase Plan

     On July 29, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “2003 Plan”). The 2003 Plan is designed to encourage and assist employees of the Company to acquire an equity interest in the Company through the purchase of shares of Airgas common stock at a discount. The 2003 Plan is authorized to issue up to 1.5 million shares of common stock for purchase by employees. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2003 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees’ enrollment date or the closing price on the first business day of the fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The 2003 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The 2003 Plan will replace the previous 2001 Employee Stock Purchase Plan.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended June 30,

(In thousands, except per share amounts)	2003	2002

Net earnings, as reported	$18,528	$14,044
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,271)	(1,996)

Pro forma net earnings	$17,257	$12,048

Net earnings per share:
Basic — as reported	$0.26	$0.20
Basic — pro forma	$0.24	$0.17
Diluted — as reported	$0.25	$0.20
Diluted — pro forma	$0.23	$0.17

(15)	COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three months ended June 30, 2003 and 2002 is as follows:

		Three Months Ended				Three Months Ended
		June 30, 2003				June 30, 2002

		Gas				Gas
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined

Gas and rent	$220,407	$48,072	$(9,597)	$258,882	$216,957	$43,666	$(8,840)	$251,783
Hardgoods	201,448	1,349	(623)	202,174	205,098	1,300	(513)	205,885

Total net sales	421,855	49,421	(10,220)	461,056	422,055	44,966	(9,353)	457,668
Cost of products sold, excl. deprec. expense	209,149	22,204	(10,220)	221,133	211,449	20,170	(9,353)	222,266
Selling, distribution and administrative expenses	161,950	16,511		178,461	160,615	15,684		176,299
Depreciation expense	16,170	3,121		19,291	15,678	2,781		18,459
Amortization expense	1,357	154		1,511	1,613	127		1,740
Special charges	—	—		—	2,694	—		2,694

Operating income	33,229	7,431		40,660	30,006	6,204		36,210

(17)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2003 and March 31, 2003 and for the three-month periods ended June 30, 2003 and 2002.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Trade receivables, net	$—	$4,410	$74,377	$—	$78,787

Intercompany receivable/(payable)	—	(17,850)	17,850	—	—
Inventories, net	—	153,814	4,154	—	157,968
Deferred income tax asset, net	7,464	10,594	—	—	18,058
Prepaid expenses and other current assets	11,037	18,032	337	—	29,406

Total current assets	18,501	169,000	96,718	—	284,219
Plant and equipment, net	17,240	830,080	24,615	—	871,935
Goodwill	—	427,747	12,230	—	439,977
Other intangible assets, net	486	20,420	236	—	21,142
Investments in unconsolidated affiliates	60,647	5,457	—	—	66,104
Investments in subsidiaries	1,398,367	—	—	(1,398,367)	—
Intercompany receivable/(payable)	(199,005)	201,148	(2,143)	—	—
Other non-current assets	33,372	6,098	1,673	—	41,143

Total assets	$1,329,608	$1,659,950	$133,329	$(1,398,367)	$1,724,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,169	$73,083	$3,069	$—	$77,321
Accrued expenses and other current liabilities	57,035	48,040	2,834	—	107,909
Current portion of long-term debt	—	513	96	—	609

Total current liabilities	58,204	121,636	5,999	—	185,839
Long-term debt	639,150	7,818	22,246	—	669,214
Deferred income tax liability, net	942	208,697	5,574	—	215,213
Other non-current liabilities	7,268	22,577	365	—	30,210
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	771	—	—	—	771
Capital in excess of par value	225,465	860,164	8,224	(868,388)	225,465
Retained earnings	428,889	439,043	90,164	(529,207)	428,889
Accumulated other Comprehensive income (loss)	(2,530)	15	757	(772)	(2,530)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(24,262)	—	—	—	(24,262)

Total stockholders’ equity	624,044	1,299,222	99,145	(1,398,367)	624,044
Total liabilities and stockholders’ equity	$1,329,608	$1,659,950	$133,329	$(1,398,367)	$1,724,520

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Trade receivables, net	$—	$4,543	$66,803	$—	$71,346
Intercompany receivable/(payable)	—	(8,032)	8,032	—	—
Inventories, net	—	148,088	3,317	—	151,405
Deferred income tax asset, net	7,242	10,446	—	—	17,688
Prepaid expenses and other current assets	12,899	16,240	1,004	—	30,143

Total current assets	20,141	171,285	79,156	—	270,582
Plant and equipment, net	19,302	828,323	21,867	—	869,492
Goodwill	—	426,474	11,235	—	437,709
Other intangible assets, net	545	19,070	217	—	19,832
Investments in unconsolidated affiliates	60,239	5,718	—	—	65,957
Investments in subsidiaries	1,347,897	—	—	(1,347,897)	—
Intercompany receivable/(payable)	(186,852)	182,610	4,242	—	—
Other non-current assets	30,549	5,099	1,023	—	36,671

Total assets	$1,291,821	$1,638,579	$117,740	$(1,347,897)	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$2,406	$80,487	$2,482	$—	$85,375
Accrued expenses and other current liabilities	54,737	64,320	2,235	—	121,292
Current portion of long-term debt	—	2,141	88	—	2,229

Total current liabilities	57,143	146,948	4,805	—	208,896
Long-term debt	629,934	6,978	21,119	—	658,031
Deferred income tax liability, net	1,385	202,556	5,199	—	209,140
Other non-current liabilities	6,426	20,482	335	—	27,243
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	764	—	—	—	764
Capital in excess of par value	216,275	838,340	8,224	(846,564)	216,275
Retained earnings	413,286	423,491	78,280	(501,771)	413,286
Accumulated other comprehensive loss	(3,302)	(216)	(222)	438	(3,302)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(25,801)	—	—	—	(25,801)

Total stockholders’ equity	596,933	1,261,615	86,282	(1,347,897)	596,933
Total liabilities and stockholders’ equity	$1,291,821	$1,638,579	$117,740	$(1,347,897)	$1,700,243

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$454,723	$6,333	$—	$461,056
Costs and Expenses
Costs of products sold (excluding depreciation)	—	219,445	1,688	—	221,133
Selling, distribution and administrative expenses	13,669	159,814	4,978	—	178,461
Depreciation	1,609	17,093	589	—	19,291
Amortization	59	1,452	—	—	1,511
Special charges	—	—	—	—	—

Operating Income (Loss)	(15,337)	56,919	(922)	—	40,660
Interest (expense) income, net	(14,065)	3,927	(297)	—	(10,435)
(Discount) gain on securitization of trade receivables	—	(20,186)	19,318	—	(868)
Other income (expense), net	14,357	(14,836)	306	—	(173)
Equity in earnings of unconsolidated affiliates	662	38	—	—	700

Earnings (losses) before income taxes	(14,383)	25,862	18,405	—	29,884
Income tax benefit (expense)	5,476	(10,311)	(6,521)	—	(11,356)
Equity in earnings of subsidiaries	27,435	—	—	(27,435)	—

Net Earnings	$18,528	$15,551	$11,884	$(27,435)	$18,528

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$452,845	$4,823	$—	$457,668
Costs and Expenses
Costs of products sold (excluding depreciation)	—	221,143	1,123	—	222,266
Selling, distribution and administrative expenses	13,187	158,462	4,650	—	176,299
Depreciation	687	17,211	561	—	18,459
Amortization	16	1,724	—	—	1,740
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(14,035)	51,756	(1,511)	—	36,210
Interest (expense) income, net	(13,330)	455	(246)	—	(13,121)
(Discount) gain on securitization of trade receivables	—	(16,713)	15,862	—	(851)
Other income (expense), net	15,166	(15,597)	308	—	(123)
Equity in earnings of unconsolidated affiliates	684	248	—	—	932

Earnings (loss) before income taxes	(11,515)	20,149	14,413	—	23,047
Income tax benefit (expense)	4,087	(7,893)	(5,197)	—	(9,003)
Equity in earnings of subsidiaries	21,472	—	—	(21,472)	—

Net Earnings	$14,044	$12,256	$9,216	$(21,472)	$14,044

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(6,071)	$26,253	$(4,468)	$—	$15,714

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(951)	(19,976)	(392)	—	(21,319)
Proceeds from sales of plant and equipment	—	1,342		—	1,342
Business acquisitions and acquisition liability settlements	—	(5,750)	—	—	(5,750)
Dividends and fees from unconsolidated affiliates	244	178	—	—	422
Other, net	(501)	(1,904)	885	—	(1,520)

Net cash provided by (used in) investing activities	(1,208)	(26,110)	493	—	(26,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	80,402	—	1,201	—	81,603
Repayment of debt	(73,652)	(788)	(65)	—	(74,505)
Dividend paid to common stockholders	(2,925)	—	—	—	(2,925)
Exercise of stock options	5,803	—	—	—	5,803
Cash overdraft	1,135	—	—	—	1,135
Intercompany	(3,484)	645	2,839	—	—

Net cash provided by (used in) financing activities	7,279	(143)	3,975	—	11,111

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(17,809)	$31,641	$1,574	$—	$15,406

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,538)	(10,283)	(2,606)	—	(14,427)
Proceeds from sales of plant and equipment	—	1,102	—	—	1,102
Proceeds from divestitures	—	3,167	—	—	3,167
Business acquisitions and acquisition liability settlements	—	(4,342)	—	—	(4,342)
Dividends and fees from unconsolidated affiliates	234	450	—	—	684
Other, net	6,198	(6,264)	1,347	—	1,281

Net cash provided by (used in) investing activities	4,894	(16,170)	(1,259)	—	(12,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	93,023	—	377	—	93,400
Repayment of debt	(88,856)	(7,160)	(84)	—	(96,100)
Exercise of stock options	4,331	—	—	—	4,331
Cash overdraft	—	(4,502)	—	—	(4,502)
Intercompany	4,417	(3,809)	(608)	—	—

Net cash provided by (used in) financing activities	12,915	(15,471)	(315)	—	(2,871)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 0.7% in the quarter ended June 30, 2003 (“current quarter”) compared to the quarter ended June 30, 2002 (“prior year quarter”) driven by acquisitions. On a same-store basis, however, sales decreased 1.2% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments are not reflected in the table below. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment. The Company previously reflected these elimination entries within the Gas Operations segment.

	Three Months Ended
	June 30,
(In thousands)
Net Sales	2003	2002	Increase (Decrease)

Distribution	$421,855	$422,055	$(200)	—%
Gas Operations	49,421	44,966	4,455	9.9%
Intercompany eliminations	(10,220)	(9,353)	(867)

	$461,056	$457,668	$3,388	0.7%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases are distributed in cylinders or bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution sales were flat in the current quarter compared to the prior year quarter. Incremental sales of $8.3 million from net acquisition and divestiture activity were offset by a same-store sales decline of $8.5 million (-2.0%). The decline in Distribution same-store sales resulted from lower hardgoods sales of $9.3 million (-4.4%), partially offset by gas and rent sales growth of $800 thousand (0.4%). The decline in hardgoods sales was driven by lower sales of welding supplies and equipment and industrial tools reflecting the continued weakness of the industrial and manufacturing sectors of the economy. The weak industrial marketplace has negatively impacted manufacturing-related sales in nearly all of the operating companies in the Distribution segment. Higher sales of safety products partially mitigated the overall decline in hardgoods sales as the Company continues its cross-selling strategy of marketing safety products to its broad base of customers. The modest increase in gas and rent same-store sales was driven by growth of strategic product and strategic account sales as well as pricing initiatives, which helped mitigate lower industrial gas volumes. Strategic product sales represent products identified by the Company as those that are expected to grow at a faster rate than the overall economy. During the current quarter, strategic product sales growth principally related to small bulk, medical and specialty gases. Strategic account sales (sales to large customers with multiple locations) in the current quarter increased 7% to approximately $59 million, as the Company leverages its broad network of locations to assist customers in vendor consolidation.

     The Gas Operations segment’s sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. The segment also includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations’ sales increased $4.5 million (9.9%) compared to the prior year quarter resulting from same-store sales growth and acquisition activity. Same-store sales growth was principally the result of higher volumes of carbon dioxide associated with the Hopewell, Virginia plant that began operations in January 2003. The acquisition of a dry ice business during the current quarter also contributed sales of $400 thousand.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 1.9% and the gross profit margin increased 60 basis points to 52.0% in the current quarter compared to 51.4% in the prior year quarter.

	Three Months Ended
	June 30
(In thousands)
Gross Profits	2003	2002	Increase

Distribution	$212,706	$210,606	$2,100	1.0%
Gas Operations	27,217	24,796	2,421	9.8%

	$239,923	$235,402	$4,521	1.9%

     The Distribution segment’s gross profits increased $2.1 million (1.0%) reflecting a gross profit margin of 50.4%, which increased 50 basis points from 49.9% in the prior year quarter. The higher gross profit margin resulted from a shift in sales mix to higher-margin gas and rent sales versus lower margin hardgoods. In the current quarter, 52.2% of the Distribution segment’s sales consisted of gas and rent compared to 51.4% in the prior year quarter.

     The increase in Gas Operations’ gross profits of $2.4 million (9.8%) was driven by higher sales of carbon dioxide during the current quarter. Gas Operations’ gross margin of 55.1% was flat compared to the prior year quarter as cost containment and productivity improvements helped to offset pricing pressure. Pricing pressure has resulted from a very competitive market for dry ice and carbon dioxide. Gas Operations’ gross profit margin percentages were revised to reflect the change in the application of intercompany eliminations.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $2.2 million (1.2%) resulting primarily from incremental costs contributed by acquired businesses. In addition, higher fuel, repair and maintenance costs in the current quarter were offset by significantly lower acquisition integration costs compared to the prior year quarter. The prior year quarter included approximately $1 million of expenses related to the integration of the business acquired from Air Products. As a percentage of net sales, operating expenses increased 20 basis points to 38.7% compared to 38.5% in the prior year quarter.

     Depreciation expense of $19.3 million increased $832 thousand (4.5%) compared to $18.5 million in the prior year quarter. The increase in depreciation expense reflects the current quarter and prior year’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. Amortization expense of $1.5 million in the current quarter decreased $229 thousand compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

Special Charges

     In the first quarter of fiscal 2003, the Company’s Distribution segment recorded a special charge of $2.7 million consisting of a restructuring charge related to the integration of the U.S. packaged gas business acquired from Air Products and Chemicals, Inc. (“Air Products”) and costs related to the consolidation of certain hardgoods procurement functions. The special charges included facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income increased 12.3% in the current quarter compared to the prior year quarter.

	Three Months Ended
	June 30,
(In thousands)
Operating Income	2003	2002	Increase

Distribution	$33,229	$30,006	$3,223	10.7%
Gas Operations	7,431	6,204	1,227	19.8%

	$40,660	$36,210	$4,450	12.3%

     The Distribution segment’s operating income margin increased 80 basis points to 7.9% compared to 7.1% in the prior year quarter. The increase in the operating income margin reflects the higher gross profit margin, described above, as well as the absence of a special charge in the current period. The special charge in the prior year quarter had the effect of lowering the operating income margin by 60 basis points.

     The Gas Operations segment’s operating income margin increased 120 basis points to 15.0% in the current quarter compared to 13.8% in the prior year quarter. The improved operating income margin primarily reflects higher sales volumes leveraging certain fixed operating expenses.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $11.3 million decreased $2.7 million (-19.1%) compared to the prior year quarter. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $156.6 million at June 30, 2003. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at June 30, 2003 was 40% fixed to 60% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at June 30, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.3 million.

Income Tax Expense

     The effective income tax rate at 38% of pre-tax earnings in the current quarter decreased from 39.1% in the prior year quarter. The higher effective income tax rate in the prior year quarter was primarily due to a net divestiture loss, which provided minimal tax benefits.

Net Earnings

     Net earnings for the quarter ended June 30, 2003 were $18.5 million, or $0.25 per diluted share, compared to $14 million, or $0.20 per diluted share, in the prior year quarter. The special charge and net divestiture loss totaled $0.03 per diluted share in the prior year quarter.

     The Company estimates that earnings in the Company’s second quarter ended September 30, 2003 will range from $0.27 to $0.29 per diluted share, which assumes flat same-store sales growth. The Company also remains confident that full-year earnings in fiscal 2004 will range from $1.05 to $1.12 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities increased to $15.7 million for the three months ended June 30, 2003 compared to $15.4 million in the comparable prior year quarter. The increase in cash provided by operating activities resulted from higher net earnings, as adjusted for non-cash items, and lower cash used for working capital requirements, partially offset by cash used by the trade receivables securitization program. Net earnings adjusted for non-cash items increased primarily from higher net earnings in the current quarter. Working capital used less cash in the current quarter reflecting lower annual bonus payments and lower interest payments as compared to the prior year quarter. The Company sold fewer receivables under its trade receivables securitization program using cash of $2.3 million as compared to providing cash of $6.4 million in the prior year quarter. Cash flows provided by operating activities were primarily used to fund capital expenditures.

     Cash used in investing activities totaled $26.8 million during the current quarter and primarily consisted of capital expenditures and acquisitions. Capital expenditures were $6.9 million higher than the comparable prior year quarter largely due to spending for cylinders and bulk tanks and the completion of the Hopewell, Virginia carbon dioxide plant. The Company estimates capital spending for fiscal 2004 will be approximately $70 million. Cash of $5.8 million was used during the current quarter for acquisitions, principally for a dry ice company and a safety products distributor.

     Financing activities provided cash of $11.1 million primarily from net borrowings under the Company’s revolving credit facilities of $7.1 million and proceeds received from the exercise of stock options of $5.8 million. Dividends paid to stockholders during the quarter used cash of $2.9 million.

     Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

     The Company will continue to look for appropriate acquisitions of businesses to complement its broad distribution network and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history. The first quarterly dividend of $0.04 per share was paid on June 30, 2003 to stockholders of record of the Company’s common stock as of June 13, 2003.

     On July 29, 2003, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 30, 2003 to stockholders of record of the Company’s common stock as of September 15, 2003. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $37 million) under a credit agreement with a maturity date of July 30, 2006. At June 30, 2003, the Company had borrowings under the credit agreement of approximately $135 million and $30 million Canadian (U.S. $22 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $31 million at June 30, 2003. The credit agreement contains covenants that include the maintenance of certain leverage ratios and a fixed charge ratio. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $190 million at June 30, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At June 30, 2003, the effective interest rates on borrowings under the revolving credit facilities were 3.18% on U.S. borrowings and 3.34% on Canadian borrowings.

     Borrowings under the revolving credit facilities are guaranteed by certain of the Company’s domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. The Company has also pledged 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

     In May 2003, the Company obtained an amendment to its credit agreement that allows for the issuance of up to an additional $200 million of senior public debt and for the expansion of its senior credit facilities by up to $150 million. Subject to existing financial covenants, the amendment also provided the Company with additional flexibility to pay dividends and repurchase shares as well as invest in acquisitions.

Term Loan

     The Company had an outstanding term loan with a principal balance of $84 million at June 30, 2003. The term loan bears an effective interest rate of 3.10% and is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     The Company had the following medium-term notes outstanding at June 30, 2003: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2003, acquisition and other notes totaled approximately $9 million with interest rates ranging from 4.00% to 9.00%.

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

Interest Rate Swap Agreements

     The Company manages its exposure to changes in market interest rates. At June 30, 2003, the Company was party to a total of nine interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $245 million in notional principal amount at June 30, 2003. Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.32% at June 30, 2003). The remaining terms of these swap agreements range from between 13 and 28 months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR (average effective rate of 2.95% at June 30, 2003) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at June 30, 2003. The remaining terms of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable interest rates was 40% fixed to 60% variable at June 30, 2003.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt and credit rating at June 30, 2003, for every increase in LIBOR of 25 basis points, the Company estimates its annual interest expense would increase approximately $1.3 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the quarter ended June 30, 2003, the Company sold, net of its retained interest, $471.6 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $473.9 million in collections on those receivables. The amount of outstanding receivables under the agreement was $156.6 million at June 30, 2003 and $158.9 million at March 31, 2003.

Operating Lease with Trust

     The Company leases real estate and certain equipment from a grantor trust (the “Trust”) established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the Trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million at June 30, 2003 and March 31, 2003. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     In accordance with Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) (see Note 2 to the Consolidated Financial Statements), the Company will consolidate the Trust for financial reporting purposes effective July 1, 2003. The Company will record approximately $42 million of real estate and equipment and associated long-term debt on its balance sheet. The adoption of FIN 46 will not have a material impact on the net earnings of the Company.

OTHER

New Accounting Pronouncements

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes previous accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 applies in the first interim period beginning after June 15, 2003. The Company has provided certain disclosures required by FIN 46 in Notes 2, 11 and 12 to the Consolidated Financial Statements included herein.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that adoption of SFAS 149 will not have a material impact on its financial position, results of operations or liquidity.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for all periods beginning after June 15, 2003. The Company believes that adoption of SFAS 150 will not have a material impact on its financial position, results of operations or liquidity.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that strategic products will grow at a faster rate than the overall economy; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.3 million; the Company’s estimate that earnings in the Company’s second quarter ended September 30, 2003 will range from $0.27 to $0.29 per diluted share; the Company’s estimate that same-store sales growth will be flat in the fiscal 2004 second quarter; the Company’s estimate that full-year fiscal 2004 earnings will range from $1.05 to $1.12 per diluted share; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate of fiscal 2004 capital spending of approximately $70 million; the identification of acquisition candidates to complement its broad distribution network and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s ability to manage its exposure to changes in market interest rates; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and the resulting inability of strategic products to grow at a faster rate than the overall economy; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the second quarter and full-year fiscal 2004; a same-store sales decline in the fiscal 2004 second quarter or in future quarters and its adverse effect on earnings per share; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2004 estimate of $70 million; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 40% fixed and 60% variable at June 30, 2003. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of June 30, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating at June 30, 2003, for every increase in LIBOR of 25 basis points, it is estimated that the Company’s annual interest expense would increase approximately $1.3 million.

	Fiscal Year of Maturity

									Fair
(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Value

Fixed Rate Debt:
Medium-term notes	$75	$—	$—	$100	$—	$—	$—	$175	$186
Interest expense	$10	$8	$8	$4	$—	$—	$—	$30
Average interest rate	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$1	$7	$1	$—	$—	$—	$9	$9
Interest expense	$1	$1	$—	$—	$—	$—	$—	$2
Average interest rate	7.33%	7.36%	7.65%	7.65%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$250
Interest expense	$15	$21	$21	$21	$21	$21	$53	$173
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$157	$—	$—	$—	$157	$157
Interest expense	$4	$5	$5	$3	$—	$—	$—	$17
Interest rate (b)	3.20%	3.20%	3.20%	3.20%
Term loan	$14	$23	$30	$17	$—	$—	$—	$84	$84
Interest expense	$2	$2	$1	$—	$—	$—	$—	$5
Interest rate (b)	3.10%	3.10%	3.10%	3.10%

	Fiscal Year of Maturity

									Fair
(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Value

Interest Rate Swaps:
US $ denominated Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$40	$50	$—	$—	$—	$—	$90	$4
Swap payments/(receipts)	$2	$2	$1	$—	$—	$—	$—	$5
Variable receive rate = 1.32% (3 month LIBOR)
Weighted average pay rate = 4.55%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$30	$—	$—	$50	$—	$—	$75	$155	$(20)
Swap payments/(receipts)	$(6)	$(6)	$(6)	$(5)	$(4)	$(4)	$(10)	$(41)
Weighted average receive rate = 8.05%
Variable pay rate = 2.95% (6 month LIBOR)
Other Off-Balance Sheet
LIBOR-based agreements:
Operating leases with trust (c)	$1	$41	$—	$—	$—	$—	$—	$42	$42
Lease expense	$1	$1	$—	$—	$—	$—	$—	$2
Trade receivables securitization (d)	$—	$—	$157	$—	$—	$—	$—	$157	$157
Discount on securitization	$3	$3	$2	$—	$—	$—	$—	$8

(a)  Fiscal 2004 financial instrument maturities and interest expense relate to the period July 1, 2003 through March 31, 2004.

(b)  The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of June 30, 2003. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of June 30, 2003.

(c)  The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d)  The trade receivables securitization agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2003, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

     As part of the efforts to improve operating efficiencies, the Company has been consolidating and outsourcing certain financial functions to a shared services center. The internal control structure related to these functions continues to be modified to reflect the new processing environment. In executing this transition, management continues to monitor the effectiveness of the new control structure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Airgas, Inc. Fiscal Year 2004 Executive Bonus Plan dated April 1, 2003.

11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

     On May 8, 2003, the Company furnished a Form 8-K current report pursuant to Item 12, reporting its earnings for its fourth quarter and fiscal year ended March 31, 2003.

     On May 14, 2003, the Company filed a Form 8-K current report pursuant to Item 5, announcing that its Board of Directors declared a quarterly cash dividend of $0.04 per share to be paid on June 30, 2003 to shareholders of record as of June 13, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.
(Registrant)

BY:	/s/ Robert M. McLaughlin Robert M. McLaughlin
Vice President & Controller
(Principal Accounting Officer)

DATED: August 12, 2003