Form 10-Q
period 2003-09-30
AIRGAS INC
filed 2003-11-13
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  NO  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [X]  NO  [   ]

Common Stock outstanding at November 10, 2003: 73,909,843 shares

AIRGAS, INC.

FORM 10-Q
September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$460,452	$451,053	$921,508	$908,721
Costs and expenses
Cost of products sold (excluding depreciation)	220,361	214,087	441,494	436,353
Selling, distribution and administrative expenses	178,175	174,737	356,636	351,036
Depreciation	19,824	18,169	39,115	36,628
Amortization	1,331	1,636	2,842	3,376
Special charges	—	—	—	2,694

Total costs and expenses	419,691	408,629	840,087	830,087

Operating income	40,761	42,424	81,421	78,634
Interest expense, net	(10,295)	(12,040)	(20,730)	(25,161)
Discount on securitization of trade receivables	(801)	(899)	(1,669)	(1,750)
Other income (expense), net	(185)	(129)	(358)	(252)
Equity in earnings of unconsolidated affiliates	1,347	1,364	2,047	2,296

Earnings before income taxes	30,827	30,720	60,711	53,767
Income taxes	11,714	11,520	23,070	20,523

Net earnings	$19,113	$19,200	$37,641	$33,244

Basic earnings per share	$0.26	$0.27	$0.52	$0.47

Diluted earnings per share	$0.26	$0.27	$0.51	$0.46

Weighted average shares outstanding:
Basic	72,600	70,400	72,200	70,100

Diluted	74,400	71,900	74,100	72,000

Comprehensive income	$19,588	$19,294	$38,888	$34,214

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30,	March 31,
	2003	2003

ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,845 at September 30, 2003 and $8,514 at March 31, 2003	$82,009	$71,346
Inventories, net	158,663	151,405
Deferred income tax asset, net	18,058	17,688
Prepaid expenses and other current assets	29,198	30,143

Total current assets	287,928	270,582

Plant and equipment, at cost	1,424,614	1,345,783
Less accumulated depreciation	(523,349)	(476,291)

Plant and equipment, net	901,265	869,492
Goodwill	439,886	437,709
Other intangible assets, net	18,214	19,832
Investments in unconsolidated affiliates	66,906	65,957
Other non-current assets	35,956	36,671

Total assets	$1,750,155	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$78,008	$85,375
Accrued expenses and other current liabilities	104,721	121,292
Current portion of long-term debt	580	2,229

Total current liabilities	183,309	208,896

Long-term debt	684,017	658,031
Deferred income taxes, net	221,359	209,140
Other non-current liabilities	15,798	27,243
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at September 30, 2003 and March 31, 2003	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 77,085 and 76,373 shares issued at September 30, 2003 and March 31, 2003, respectively	771	764
Capital in excess of par value	227,847	216,275
Retained earnings	445,061	413,286
Accumulated other comprehensive loss	(2,055)	(3,302)
Treasury stock, 547 common shares at cost at September 30, 2003 and March 31, 2003	(4,289)	(4,289)
Employee benefits trust, 2,873 and 3,421 common shares at cost at September 30, 2003 and March 31, 2003, respectively	(21,663)	(25,801)

Total stockholders’ equity	645,672	596,933

Total liabilities and stockholders’ equity	$1,750,155	$1,700,243

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$37,641	$33,244
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39,115	36,628
Amortization	2,842	3,376
Deferred income taxes	10,600	(3,006)
Equity in earnings of unconsolidated affiliates	(2,047)	(2,296)
Loss on divestitures	—	241
Loss (gain) on sales of plant and equipment	217	(85)
Stock issued for employee stock purchase plan	4,384	4,502
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(6,200)	20,500
Trade receivables, net	(3,404)	(20,589)
Inventories, net	(6,569)	6,264
Prepaid expenses and other current assets	575	18,533
Accounts payable, trade	(7,384)	1,437
Accrued expenses and other current liabilities	(4,241)	(12,131)
Other assets	76	(1,755)
Other liabilities	2,340	(2,989)

Net cash provided by operating activities	67,945	81,874

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(42,151)	(34,271)
Proceeds from sales of plant and equipment	3,133	2,748
Proceeds from divestitures	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(5,852)	(4,816)
Dividends and fees from unconsolidated affiliates	1,098	1,402
Other, net	(1,728)	(686)

Net cash used in investing activities	(45,500)	(32,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	136,461	167,229
Repayment of debt	(151,871)	(224,157)
Dividends paid to stockholders	(5,866)	—
Exercise of stock options	7,353	4,998
Cash overdraft	(8,522)	2,512

Net cash used in financing activities	(22,445)	(49,418)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$23,108	$32,528
Income taxes, net of refunds	$12,047	$7,660

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

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

FASB Financial Interpretation No. 46

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”) entitled, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation was originally effective for the first interim period beginning after June 15, 2003. However, as a result of implementation issues, the FASB issued FASB Staff Position No. 46-6 (“FSP 46-6”), which deferred the effective date for applying the provisions of FIN 46 to variable interest entities existing prior to February 1, 2003 until the end of the first interim period ending after December 15, 2003, with early adoption permitted.

     FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46 changes previous accounting practice by introducing the concept of a “Primary Beneficiary” and requiring variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.

     The Company participates in a joint venture with National Welders Supply Company, Inc. (“National Welders”). The Company is the only common stockholder of the joint venture, but has a 50% / 50% voting interest shared with National Welders’ preferred stockholders. The Company believes that its National Welders joint venture is a variable interest entity as defined by FIN 46. Further, the Company, as the only common stockholder, believes it is the Primary Beneficiary of the joint venture. Accordingly, the Company believes that the joint venture should be consolidated for financial reporting purposes. However, due to the complexity in the application of FIN 46 to the consolidation of the joint venture, the Company elected to defer adoption of FIN 46 as permitted under FSP 46-6. In accordance with FSP 46-6, the Company expects to consolidate the joint venture effective December 31, 2003. The Company will apply FIN 46 prospectively for the joint venture and does not anticipate a cumulative-effect adjustment upon adoption. See Note 11 for more information regarding the National Welders joint venture as well as the financial impact of the consolidation of the joint venture.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (Continued)

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) established by a commercial bank under a sale-leaseback arrangement. The Trust was not previously consolidated for financial reporting purposes. The Company has determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the Primary Beneficiary of the sale-leaseback arrangement. The implementation issues noted with respect to the National Welders joint venture were not applicable to the Trust. Therefore, effective July 1, 2003, the Company elected to early adopt FIN 46 and to consolidate the Trust. As permitted by FIN 46, the Company has applied FIN 46 prospectively from the date of adoption. The cumulative effect of the accounting change was not material. See Note 12 for more information, including the financial impact of the consolidation of the Trust.

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

SFAS 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted SFAS 149 on July 1, 2003, as required. The adoption of SFAS 149 did not have a material impact on its results of operations, financial position or liquidity.

SFAS 150

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. The Standard requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. The Company adopted SFAS 150 on July 1, 2003, as required. The adoption of SFAS 150 did not have a material impact on its results of operations, financial position or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  ACQUISITIONS & DIVESTITURES

(a)  Acquisitions

     The Company acquired a manufacturer and distributor of dry ice on April 14, 2003 and a distributor of safety products on May 1, 2003. The dry ice business generates annual revenues of approximately $2 million and is included in the Gas Operations segment. The dry ice business was acquired to expand the Company’s market reach into certain southern U.S. states. The distributor of safety products generates annual revenues of approximately $10 million and is included in the Distribution segment. The safety products distributor business was acquired to complement the Company’s existing packaged gas distribution operations in the western U.S. The acquired businesses are not expected to generate significant operating income during fiscal 2004.

     The Company paid cash of $5.9 million for businesses acquired and certain holdback settlements during the six months ended September 30, 2003. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $800 thousand. The final purchase price allocation to net assets, identified intangibles and goodwill acquired has not been completed pending the performance of asset appraisals and intangible valuations. The Company does not expect that the final purchase price allocation will have a material impact on the Company’s financial position.

(b) Divestitures

     In May 2002, the Company completed the sale of Kendeco for cash proceeds of $3.2 million. Kendeco’s fiscal 2003 operating results were insignificant. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, for the six months ended September 30, 2002 included a $241 thousand net loss from these first quarter divestiture-related transactions.

(4) SPECIAL CHARGES

     In June 2002, the Company recorded special charges of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products and Chemicals, Inc. (“Air Products”) during the fourth quarter of fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions. The special charges include facility exit costs associated with the closure of certain facilities and employee severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding:
Basic	72,600	70,400	72,200	70,100
Stock options and warrants	1,800	1,500	1,900	1,900

Diluted	74,400	71,900	74,100	72,000

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock (see Note 11). If Airgas common stock has a market value of approximately $24.00 per share, the stock and cash redemption options are equivalent. For all periods presented, there were no contingently issuable shares included in the diluted weighted average common shares calculation (the “diluted computation”) associated with the joint venture agreement.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 1.7 million and 3.4 million outstanding stock options and warrants with an exercise price above the average market price for the three months ended September 30, 2003 and September 30, 2002, respectively. For the six months ended September 30, 2003 and 2002, there were 1.7 million and 2 million outstanding stock options and warrants with an exercise price above the average market price, respectively. If the market value of the Company’s stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the six months ended September 30, 2003, the Company sold, net of its retained interest, $818 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $824 million in collections on those receivables. The amount of outstanding receivables under the agreement was $152.7 million at September 30, 2003 and $158.9 million at March 31, 2003.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $47 million and $45 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at September 30, 2003 and March 31, 2003, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(7)  INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	September 30,	March 31,
(In thousands)	2003	2003

Hardgoods	$142,653	$136,347
Gases	16,010	15,058

	$158,663	$151,405

     Net inventories determined by the LIFO inventory method totaled $16.2 million and $15.7 million at September 30, 2003 and March 31, 2003, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $1.5 million and $1.4 million at September 30, 2003 and March 31, 2003, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	September,	March 31,
(In thousands)	2003	2003

Accrued payroll and employee benefits	$28,678	$33,548
Business insurance reserves	19,808	15,272
Health insurance reserves	9,365	9,828
Taxes other than income taxes	13,708	12,972
Accrued interest expense	11,625	12,000
Other accrued expenses and current liabilities	21,537	37,672

	$104,721	$121,292

     Business insurance reserves increased primarily due to two fires sustained by the Company during the quarter ended September 30, 2003. The fire incidents resulted in the Company recognizing losses of $2.8 million associated with its self-insurance retention and property insurance deductibles.

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s involvement with derivative instruments is limited to highly effective fixed and variable interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At September 30, 2003, the Company had a notional amount of $90 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate operating leases and the revolving credit facilities to fixed interest rate instruments. During the six months ended September 30, 2003, the Company recorded a net decrease in the fair value of the fixed interest rate swap agreements of $765 thousand as a reduction of “Accumulated Other Comprehensive Loss.”

     At September 30, 2003, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively convert a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at September 30, 2003 was $15.9 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

     The effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 42% fixed and 58% variable.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the six months ended September 30, 2003 were as follows:

	Distribution	Gas Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2003	$362,400	$75,309	$437,709
Acquisitions	661	563	1,224
Other adjustments	877	76	953

Balance at September 30, 2003	$363,938	$75,948	$439,886

     Other intangible assets amounted to $18.2 million and $19.8 million (net of accumulated amortization of $88.2 million and $87.8 million) at September 30, 2003 and March 31, 2003, respectively. These intangible assets primarily consist of acquired customer lists amortized over 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2004 - $3.0; 2005 - $5.8; 2006 - $3.2; 2007 - $2.6 million; 2008 -$1.9 million, and $1.7 million thereafter.

(11) JOINT VENTURE WITH NATIONAL WELDERS

     The Company has an investment totaling approximately $60 million and $59 million at September 30, 2003 and March 31, 2003, respectively, in its National Welders joint venture. The Company currently accounts for its investment under the equity method of accounting. National Welders, which is reported in the Distribution segment, is a producer and distributor of industrial gases based in Charlotte, North Carolina. National Welders owns and operates 46 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of the joint venture’s oxygen and nitrogen and approximately 50% of its argon requirements. The joint venture also distributes medical and specialty gases, processed chemicals and welding equipment and supplies.

     Ownership interests in the National Welders joint venture consists of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.38 million shares of Airgas common stock. If Airgas common stock has a market value of approximately $24.00 per share, the common stock and cash redemption options are equivalent. If the preferred shareholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. Following such redemption or exchange, the Company would be the sole owner of National Welders and the net earnings available to the Company (i.e., the common stockholder) would be expected to increase by the amount of the annual preferred dividend, or $2.9 million per year. Following a cash redemption, the additional income related to the preferred dividend savings would be partially offset by higher interest expense on the additional debt incurred to finance the redemption. The preferred shareholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)  JOINT VENTURE WITH NATIONAL WELDERS – (Continued)

     As disclosed in Note 2, the Company believes that its National Welders joint venture is a variable interest entity as defined by FIN 46 and that the Company is its Primary Beneficiary. Accordingly, the Company anticipates consolidating the joint venture for financial reporting purposes effective December 31, 2003. When the joint venture is consolidated, the Company will record assets on its balance sheet of approximately $172 million, liabilities of approximately $115 million and a minority interest liability of $57 million. The Company’s consolidated statement of earnings for the period beginning January 1, 2004 would also reflect the consolidation of the joint venture’s results of operations. In fiscal 2003, the joint venture generated annual revenues of $142 million and operating income of $12 million. The Company’s net earnings would not be affected by the consolidation of the joint venture.

(12) SALE-LEASEBACK TRANSACTION WITH GRANTOR TRUST

     The Company leases real estate and certain equipment from a grantor trust (the “Trust”) established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the Trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the amount of proceeds received by the Company from the real estate and equipment sold to the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million at September 30, 2003 and March 31, 2003. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 in relation to the Trust (see Note 2). FIN 46 required the Company to consolidate the Trust for financial reporting purposes. The Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a deferred gain of $13 million that was previously carried as a liability. The consolidation of the Trust applied prospectively from the date of adoption resulted in the Company recognizing an additional $300 thousand in interest expense and $300 thousand in depreciation expense during the current quarter, which had previously been recognized as rent expense to the Trust. Consolidation of the Trust did not have a material impact on the net earnings or liquidity of the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust

Balance—March 31, 2003	76,373	547	3,421
Common stock issuance (a)	712	—	—
Reissuance of stock from Trust (b)	—	—	(548)

Balance—September 30, 2003	77,085	547	2,873

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income

Balance—March 31, 2003	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)	$—
Net earnings	—	—	37,641	—	—	—	37,641
Common stock issuance (a)	7	6,173	—	—	—	1,172	—
Dividends paid on common stock ($.04 per share)	—	—	(5,866)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,170	—	—	1,170
Net change in fair value of interest rate swap agreements	—	—	—	765	—	—	765
Reissuance of common stock from Trust (b)	—	1,418	—	—	—	2,966	—
Tax benefit from stock option exercises	—	3,981	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(688)	—	—	(688)

Balance—September 30, 2003	$771	$227,847	$445,061	$(2,055)	$(4,289)	$(21,663)	$38,888

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

2003 Employee Stock Purchase Plan

     On July 29, 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “2003 Plan”). The 2003 Plan is designed to encourage and assist employees of the Company to acquire an equity interest in the Company through the purchase of shares of Airgas common stock at a discount. The 2003 Plan is authorized to issue up to 1.5 million shares of common stock for purchase by employees. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2003 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees’ enrollment date or the closing price on the first business day of the fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The 2003 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The 2003 Plan replaced the previous 2001 Employee Stock Purchase Plan.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three and six months ended September 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net earnings, as reported	$19,113	$19,200	$37,641	$33,244
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,452)	(1,942)	(2,723)	(3,938)

Pro forma net earnings	$17,661	$17,258	$34,918	$29,306

Net earnings per share:
Basic – as reported	$0.26	$0.27	$0.52	$0.47
Basic – pro forma	$0.24	$0.25	$0.48	$0.42
Diluted – as reported	$0.26	$0.27	$0.51	$0.46
Diluted – pro forma	$0.24	$0.24	$0.47	$0.41

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three and six months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended				Three Months Ended
	September 30, 2003				September 30, 2002

		Gas				Gas
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined

Gas and rent	$217,481	$52,154	$(10,026)	$259,609	$214,905	$49,700	$(9,817)	$254,788
Hardgoods	200,215	1,318	(690)	200,843	195,424	1,342	(501)	196,265

Total net sales	417,696	53,472	(10,716)	460,452	410,329	51,042	(10,318)	451,053
Cost of products sold, excl. deprec. expense	207,195	23,882	(10,716)	220,361	201,549	22,856	(10,318)	214,087
Selling, distribution and administrative expenses	161,289	16,886		178,175	158,858	15,879		174,737
Depreciation expense	16,645	3,179		19,824	15,325	2,844		18,169
Amortization expense	1,189	142		1,331	1,518	118		1,636

Operating income	31,378	9,383		40,761	33,079	9,345		42,424

	Six Months Ended				Six Months Ended
	September 30, 2003				September 30, 2002

		Gas				Gas
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined

Gas and rent	$437,888	$100,226	$(19,624)	$518,490	$431,862	$93,367	$(18,657)	$506,572
Hardgoods	401,663	2,667	(1,312)	403,018	400,522	2,641	(1,014)	402,149

Total net sales	839,551	102,893	(20,936)	921,508	832,384	96,008	(19,671)	908,721
Cost of products sold, excl. deprec. expense	416,344	46,086	(20,936)	441,494	412,998	43,026	(19,671)	436,353
Selling, distribution and administrative expenses	323,239	33,397		356,636	319,471	31,565		351,036
Depreciation expense	32,815	6,300		39,115	31,001	5,627		36,628
Amortization expense	2,546	296		2,842	3,135	241		3,376
Special charges	—	—		—	2,694	—		2,694

Operating income	64,607	16,814		81,421	63,085	15,549		78,634

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2003 and March 31, 2003 and for the six-month periods ended September 30, 2003 and 2002.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Trade receivables, net	$—	$4,437	$77,572	$—	$82,009
Intercompany receivable/(payable)	—	(7,250)	7,250	—	—
Inventories, net	—	154,739	3,924	—	158,663
Deferred income tax asset, net	10,671	7,387	—	—	18,058
Prepaid expenses and other current assets	10,067	18,428	703	—	29,198

Total current assets	20,738	177,741	89,449	—	287,928
Plant and equipment, net	17,146	859,593	24,526	—	901,265
Goodwill	—	427,701	12,185	—	439,886
Other intangible assets, net	428	17,551	235	—	18,214
Investments in unconsolidated affiliates	61,477	5,429	—	—	66,906
Investments in subsidiaries	1,446,719	—	—	(1,446,719)	—
Intercompany receivable/(payable)	(211,726)	197,311	14,415	—	—
Other non-current assets	31,306	3,961	689	—	35,956

Total assets	$1,366,088	$1,689,287	$141,499	$(1,446,719)	$1,750,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$681	$74,687	$2,640	$—	$78,008
Accrued expenses and other current liabilities	54,045	47,725	2,951	—	104,721
Current portion of long-term debt	—	484	96	—	580

Total current liabilities	54,726	122,896	5,687	—	183,309
Long-term debt	654,729	7,677	21,611	—	684,017
Deferred income tax liability, net	4,397	211,265	5,697	—	221,359
Other non-current liabilities	6,564	8,871	363	—	15,798
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	771	—	—	—	771
Capital in excess of par value	227,847	880,206	8,224	(888,430)	227,847
Retained earnings	445,061	458,367	99,192	(557,559)	445,061
Accumulated other comprehensive income (loss)	(2,055)	5	725	(730)	(2,055)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(21,663)	—	—	—	(21,663)

Total stockholders’ equity	645,672	1,338,578	108,141	(1,446,719)	645,672
Total liabilities and stockholders’ equity	$1,366,088	$1,689,287	$141,499	$(1,446,719)	$1,750,155

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$908,759	$12,749	$—	$921,508
Costs and expenses
Costs of products sold (excluding depreciation)	—	438,022	3,472	—	441,494
Selling, distribution and administrative expenses	26,749	320,098	9,789	—	356,636
Depreciation	3,199	34,691	1,225	—	39,115
Amortization	75	2,767	—	—	2,842

Operating income (loss)	(30,023)	113,181	(1,737)	—	81,421
Interest (expense) income, net	(28,575)	8,435	(590)	—	(20,730)
(Discount) gain on securitization of trade receivables	—	(35,861)	34,192	—	(1,669)
Other income (expense), net	28,944	(29,855)	553	—	(358)
Equity in earnings of unconsolidated affiliates	1,736	311	—	—	2,047

Earnings (losses) before income taxes	(27,918)	56,211	32,418	—	60,711
Income tax benefit (expense)	9,771	(21,335)	(11,506)	—	(23,070)
Equity in earnings of subsidiaries	55,788	—	—	(55,788)	—

Net earnings	$37,641	$34,876	$20,912	$(55,788)	$37,641

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$899,019	$9,702	$—	$908,721
Costs and expenses
Costs of products sold (excluding depreciation)	—	434,094	2,259	—	436,353
Selling, distribution and administrative expenses	24,899	316,954	9,183	—	351,036
Depreciation	1,615	33,915	1,098	—	36,628
Amortization	32	3,344	—	—	3,376
Special charges	145	2,549	—	—	2,694

Operating income (loss)	(26,691)	108,163	(2,838)	—	78,634
Interest (expense) income, net	(26,033)	1,369	(497)	—	(25,161)
(Discount) gain on securitization of trade receivables	—	(34,305)	32,555	—	(1,750)
Other income (expense), net	29,435	(30,189)	502	—	(252)
Equity in earnings of unconsolidated affiliates	1,710	586	—	—	2,296

Earnings (loss) before income taxes	(21,579)	45,624	29,722	—	53,767
Income tax benefit (expense)	7,553	(17,541)	(10,535)	—	(20,523)
Equity in earnings of subsidiaries	47,270	—	—	(47,270)	—

Net earnings	$33,244	$28,083	$19,187	$(47,720)	$33,244

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(10,536)	$64,907	$13,574	$—	$67,945

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,284)	(38,877)	(990)	—	(42,151)
Proceeds from sales of plant and equipment	—	3,133	—	—	3,133
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(5,852)	—	—	(5,852)
Dividends and fees from unconsolidated affiliates	480	618	—	—	1,098
Other, net	(855)	(1,434)	561	—	(1,728)

Net cash used in investing activities	(2,659)	(42,412)	(429)	—	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	135,260	—	1,201	—	136,461
Repayment of debt	(150,214)	(955)	(702)	—	(151,871)
Dividends paid to common stockholders	(5,866)	—	—	—	(5,866)
Exercise of stock options	7,353	—	—	—	7,353
Cash overdraft	(8,522)	—	—	—	(8,522)
Intercompany	35,184	(21,540)	(13,644)	—	—

Net cash provided by (used in) financing activities	13,195	(22,495)	(13,145)	—	(22,445)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by operating activities	$1,763	$76,880	$3,231	$—	$81,874

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,151)	(27,514)	(2,606)	—	(34,271)
Proceeds from sales of plant and equipment	—	2,748	—	—	2,748
Proceeds from divestitures	—	3,167	—	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(4,816)	—	—	(4,816)
Dividends and fees from unconsolidated affiliates	464	938	—	—	1,402
Other, net	(2,631)	129	1,816	—	(686)

Net cash used in investing activities	(6,318)	(25,348)	(790)	—	(32,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	166,852	—	377	—	167,229
Repayment of debt	(207,882)	(15,138)	(1,137)	—	(224,157)
Exercise of stock options	4,998	—	—	—	4,998
Cash overdraft	—	2,512	—	—	2,512
Intercompany	40,587	(38,906)	(1,681)	—	—

Net cash provided by (used in) financing activities	4,555	(51,532)	(2,441)	—	(49,418)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 2% in the quarter ended September 30, 2003 (“current quarter”) compared to the quarter ended September 30, 2002 (“prior year quarter”) driven by acquisitions. On a same-store basis, however, sales were essentially flat versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures as applicable. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment.

	Three Months Ended
	September 30,
(In thousands)
Net Sales	2003	2002	Increase (Decrease)

Distribution	$417,696	$410,329	$7,367	2%
Gas Operations	53,472	51,042	2,430	5%
Intercompany eliminations	(10,716)	(10,318)	(398)

	$460,452	$451,053	$9,399	2%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders or bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution sales increased $7.4 million (2%) in the current quarter compared to the prior year quarter primarily resulting from acquisitions. Sales of $10.6 million from acquisitions were offset by a same-store sales decline of $3.2 million (-1%). Hardgoods accounted for approximately 80% of sales contributed by acquisitions. The Distribution segment’s decline in same-store sales resulted from lower same-store sales of hardgoods of $3.3 million (-2%), while gas and rent same-store sales were slightly positive. The decline in same-store sales of hardgoods was driven by lower sales of welding supplies and equipment and industrial tools from continued broad weakness in the industrial and manufacturing sectors of the economy. Same-store sales of safety products increased 2% in the current quarter and helped to mitigate the overall decline in hardgoods same-store sales. Although safety product sales have been negatively affected by the decline in manufacturing employment, the Company’s strategy of leveraging its distribution infrastructure to market safety products to its broad customer base has helped sustain the sales growth of safety products. The slight increase in gas and rent same-store sales reflects growth of strategic products, which offset lower sales volumes of industrial gases. Strategic product sales represent initiatives related to medical gases, gases sold in bulk quantities, and specialty gases, which are expected to grow at a faster rate than the overall economy. Strategic products sales growth was $5 million (6%) in the current quarter. In addition, rental revenue was helped by a 3% increase in welder equipment rentals driven by maintenance work related to the shipbuilding industry along the U.S. Gulf coast and plant refurbishments in Canada.

     The Gas Operations segment’s sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. The segment also includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations’ sales increased $2.4 million (5%) compared to the prior year quarter resulting from same-store sales growth and acquisition activity. Same-store sales growth was principally the result of higher volumes of carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations in January 2003. The acquisition of a dry ice business during the first quarter of fiscal 2004 also contributed sales of $500 thousand.

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

     Gross profits increased 1%, while the gross profit margin decreased 40 basis points to 52.1% in the current quarter compared to 52.5% in the prior year quarter.

	Three Months Ended
	September 30,
(In thousands)
Gross Profits	2003	2002	Increase

Distribution	$210,501	$208,780	$1,721	1%
Gas Operations	29,590	28,186	1,404	5%

	$240,091	$236,966	$3,125	1%

     The Distribution segment’s gross profits increased $1.7 million (1%). The gross profit margin of 50.4% in the current quarter decreased 50 basis points from 50.9% in the prior year quarter. The lower gross profit margin resulted from a shift in sales mix towards lower margin hardgoods reflecting the sales mix of recent acquisitions, which were approximately 80% hardgoods. Hardgoods have lower margins compared to gas and rent sales. In the current quarter, 52.1% of the Distribution segment’s sales consisted of gas and rent compared to 52.4% in the prior year quarter.

     Gas Operations’ gross profits increased $1.4 million (5%). Gas Operations’ gross margin of 55.3% was 10 basis points higher than the prior year quarter. Improved gross margins were primarily driven by higher sales and lower product costs of carbon dioxide during the current quarter. Lower product costs were primarily attributable to lower freight costs associated with sourcing product from the new Hopewell, Virginia plant.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $3.4 million (2%) resulting primarily from fire-related losses and costs contributed by acquired businesses. During the current quarter, the Company sustained fires at two of its facilities. The fire-related losses of $2.8 million represent self-insurance retention associated with the incidents. Despite the fire losses, SD&A expenses as a percentage of net sales were flat at 38.7% compared to the prior year quarter.

     Depreciation expense of $19.8 million increased $1.7 million (9%) compared to $18.2 million in the prior year quarter. The increase in depreciation expense reflects the current and prior year’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. Amortization expense of $1.3 million in the current quarter decreased $305 thousand compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

Operating Income

     Operating income decreased 4% in the current quarter compared to the prior year quarter. The operating income margin decreased 50 basis points to 8.9% from 9.4% in the prior year quarter.

	Three Months Ended
	September 30,
(In thousands)
Operating Income	2003	2002	Increase (Decrease)

Distribution	$31,378	$33,079	$(1,701)	(5)%
Gas Operations	9,383	9,345	38	—%

	$40,761	$42,424	$(1,663)	(4)%

     The Distribution segment’s operating income margin decreased 60 basis points to 7.5% compared to 8.1% in the prior year quarter. The decrease in the operating income margin reflects the impact of the fire-related losses that were sustained in the current quarter.

     The Gas Operations segment’s operating income margin decreased 80 basis points to 17.5% in the current quarter compared to 18.3% in the prior year quarter. The lower operating income margin primarily reflects a shift towards sales of products, such as carbon dioxide, that carry higher distribution costs.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $11.1 million decreased $1.8 million (-14%) compared to the prior year quarter. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of its operating lease with a grantor trust under FIN 46. The consolidation of the grantor trust added $300 thousand in interest expense in the current quarter and $42 million in debt. See notes 2 and 12 to the consolidated financial statements for more information related to the adoption of FIN 46.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $152.7 million at September 30, 2003. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at September 30, 2003 was 42% fixed to 58% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at September 30, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.

Income Tax Expense

     The effective income tax rate at 38% of pre-tax earnings in the current quarter was consistent with 37.5% in the prior year quarter.

Net Earnings

     Net earnings for the quarter ended September 30, 2003 were $19.1 million, or $0.26 per diluted share, compared to $19.2 million, or $0.27 per diluted share, in the prior year quarter. The weighted average number of shares outstanding used in computing earnings per diluted share was 2.5 million shares higher in the current quarter versus the prior year quarter. The increase in the weighted average number of shares outstanding primarily resulted from stock option exercises and shares purchased by employees under the Company’s 2001 Employee Stock Purchase Plan. The Company expects that the weighted average number of shares outstanding will increase 2% to 3% per year.

     The Company has modified its estimate of full-year earnings in fiscal 2004 by $0.02 per diluted share to $1.03 to $1.10 per diluted share, specifically to reflect the impact of the fire-related losses. The higher end of the Company’s earnings estimate assumes 1% to 2% same-store sales growth for fiscal 2004.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 1% in the six months ended September 30, 2003 (“current period”) compared to the six months ended September 30, 2002 (“prior year period”). Sales growth is primarily attributable to acquisitions. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment.

	Six Months Ended
	September 30,
(In thousands)
Net Sales	2003	2002	Increase (Decrease)

Distribution	$839,551	$832,384	$7,167	1%
Gas Operations	102,893	96,008	6,885	7%
Intercompany eliminations	(20,936)	(19,671)	(1,265)

	$921,508	$908,721	$12,787	1%

     Distribution sales increased $7.2 million (1%) resulting from net acquisition and divestiture activity partially offset by a decline in same-store sales. Net acquisition and divestiture activity contributed sales of $19 million in the current period. Same-store sales declined $11.8 million (-1%) resulting from lower hardgoods sales of $12.7 million (-3%), partially offset by gas and rent sales growth of $900 thousand. The decline in hardgoods sales was driven by lower sales of welding supplies and equipment and industrial tools reflecting the continued weakness of the industrial and manufacturing sectors of the economy. The weak industrial marketplace has negatively impacted manufacturing-related sales in nearly all of the geographic regions served by the Distribution segment. Higher sales of safety products partially mitigated the overall decline in hardgoods sales as the Company continues its cross-selling strategy of marketing safety products to its broad base of customers. The modest increase in gas and rent same-store sales was driven by growth of strategic product sales, which helped mitigate lower industrial gas volumes. During the current period, strategic product sales growth of $10.8 million (6%) principally related to medical gases, gases sold in bulk quantities, and specialty gases. Rental revenues were also helped by growth associated with rental welders.

     Gas Operations’ sales increased $6.9 million (7%) compared to the prior year period resulting from same-store sales growth and acquisition activity. Same-store sales growth was principally the result of higher volumes of carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations in January 2003. The acquisition of a dry ice business during the current period also contributed sales of $900 thousand.

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

     Gross profits increased 2% and the gross profit margin increased 10 basis points to 52.1% in the current period compared to 52.0% in the prior year period.

	Six Months Ended
	September 30,
(In thousands)
Gross Profits	2003	2002	Increase

Distribution	$423,207	$419,386	$3,821	1%
Gas Operations	56,807	52,982	3,825	7%

	$480,014	$472,368	$7,646	2%

     The Distribution segment’s gross profits increased $3.8 million (1%). The gross profit margin of 50.4% was flat compared to the prior year period, despite recent acquisitions with a sales mix of approximately 80% hardgoods. Hardgoods have lower margins compared to gas and rent sales. The Distribution segment’s sales mix in the current period consisted of 52.2% gas and rent compared to 51.9% in the prior year period.

     Gas Operations’ gross profits increased $3.8 million (7%). Higher gross profits primarily reflect the higher sales and lower product costs of carbon dioxide associated with sourcing product from the new Hopewell, Virginia plant. The gross profit margin of 55.2% was flat compared to the prior year period.

Operating Expenses

     SD&A expenses increased $5.6 million (2%) in the current period versus the prior year period. Higher SD&A expenses reflect operating expenses contributed by acquisitions of $6.8 million and fire-related losses of $2.8 million, partially offset by lower personnel costs of $2.4 million and the absence of prior year acquisition integration costs of $1.6 million. During the second quarter of fiscal 2004, the Company sustained fires at two of its facilities. The fire-related losses represent self-insurance retention associated with the incidents. The prior period acquisition integration costs related to the integration of the business acquired from Air Products and Chemicals, Inc. (“Air Products”). As a percentage of net sales, SD&A expenses increased 10 basis points to 38.7% compared to 38.6% in the prior year period.

     Depreciation expense of $39.1 million increased $2.5 million (7%) compared to $36.6 million in the prior year period. The increase in depreciation expense reflects the current and prior year period’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. Amortization expense of $2.8 million in the current period decreased $534 thousand compared to the prior year period primarily from the expiration of certain non-compete agreements.

Special Charges

     In the first quarter of fiscal 2003, the Company’s Distribution segment recorded a special charge of $2.7 million consisting of a restructuring charge related to the integration of the U.S. packaged gas business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions. The special charges included facility exit costs associated with the closure of certain facilities and employee severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income in the current period increased 4% compared to the prior year period. The operating income margin increased 10 basis points to 8.8% from 8.7%.

	Six Months Ended
	September 30,
(In thousands)
Operating Income	2003	2002	Increase

Distribution	$64,607	$63,085	$1,522	2%
Gas Operations	16,814	15,549	1,265	8%

	$81,421	$78,634	$2,787	4%

     The Distribution segment’s operating income margin of 7.7% was consistent with 7.6% in the prior year period. The increase in the operating income margin reflects higher gross profits and the absence of a special charge in the current period, partially offset by higher operating expenses (including $2.8 million of fire-related losses).

     The Gas Operations segment’s operating income margin of 16.3% was consistent with 16.2% in the prior year period.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $22.4 million decreased $4.5 million (-17%) compared to the prior year period. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of its operating lease with a grantor trust under FIN 46. The consolidation of the grantor trust added $300 thousand in interest expense in the current period and $42 million in debt. See notes 2 and 12 to the consolidated financial statements for more information related to the adoption of FIN 46.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $152.7 million at September 30, 2003. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Income Tax Expense

     The effective income tax rate at 38% of pre-tax earnings in the current period decreased from 38.2% in the prior year period. The higher effective income tax rate in the prior year period was primarily due to a net divestiture loss, which provided minimal tax benefits.

Net Earnings

     Net earnings for the six months ended September 30, 2003 were $37.6 million, or $0.51 per diluted share, compared to $33.2 million, or $0.46 per diluted share, in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities was $67.9 million for the six months ended September 30, 2003 compared to $81.9 million in the comparable prior year period. The decrease in cash provided by operating activities resulted from cash used by the trade receivables securitization program and higher cash used for working capital requirements, partially offset by higher net earnings as adjusted for non-cash items. Net earnings adjusted for non-cash items increased primarily from higher earnings in the current period. In the prior year period, deferred taxes and the change in other current assets reflect an equal and opposite impact of the reversal of a $19 million tax refund related to a revised interpretation of a change in the tax law. In the current period, working capital used cash of $21 million compared to a use of cash of $25.4 million in the prior year period. Cash used for working capital requirements in the current period reflect lower accounts payable associated with the timing of payments to vendors and higher inventory levels. The Company also reduced the level of receivables sold under its trade receivables securitization program using cash of $6.2 million as compared to providing cash of $20.5 million in the prior year period. Cash flows provided by operating activities were primarily used to fund capital expenditures and the repayment of debt.

     Cash used in investing activities totaled $45.5 million during the current period and primarily consisted of capital expenditures and acquisitions. Capital expenditures were $7.9 million higher than the comparable prior year period principally due to spending for cylinders, bulk tanks and two fill plant upgrades. The Company estimates capital spending for fiscal 2004 will be approximately $70 million. Cash of $5.9 million was used during the current period for acquisitions, principally for a dry ice company and a safety products distributor.

     Financing activities used cash of $22.4 million primarily for the net repayment of debt under the Company’s revolving credit facilities of $15.4 million, lower cash overdrafts of $8.5 million and dividends paid to stockholders of $5.9 million. The cash overdraft represents the balance of outstanding checks. Proceeds from the exercise of stock options provided cash of $7.4 million.

     Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

     The Company will continue to look for appropriate acquisitions to complement its existing businesses and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     The Company’s Board of Directors declared regular quarterly cash dividends of $0.04 per share on May 13, 2003 and July 29, 2003, which were paid to stockholders on June 30, 2003 and September 30, 2003, respectively. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $37 million) under a credit agreement with a maturity date of July 30, 2006. At September 30, 2003, the Company had borrowings under the credit agreement of approximately $117 million and $30 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $30 million at September 30, 2003. The credit agreement contains covenants that include the maintenance of certain leverage ratios and a fixed charge ratio. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $210 million at September 30, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At September 30, 2003, the effective interest rates on borrowings under the revolving credit facilities were 3.13% on U.S. borrowings and 2.96% on Canadian borrowings.

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

Term Loan

     The Company had an outstanding term loan with a principal balance of $80 million at September 30, 2003. The term loan bears an effective interest rate of 3.14% and is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     The Company had the following medium-term notes outstanding at September 30, 2003: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At September 30, 2003, acquisition and other notes totaled approximately $9 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     The Company has $225 million of senior subordinated notes (the “Notes”) outstanding with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The Notes contain covenants that could restrict the amount of dividends declared and paid, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Sale-Leaseback Transaction with Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) established by a commercial bank under a sale-leaseback arrangement. The Trust was not previously consolidated for financial reporting purposes. Under the sale-leaseback arrangement, the Trust holds title to the properties and equipment. The rental payments to the Trust are based on LIBOR plus an applicable margin and the amount of proceeds received by the Company from the real estate and equipment sold to the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $42 million at September 30, 2003 and March 31, 2003. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 (see Notes 2 and 12 to the Consolidated Financial Statements). The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the Primary Beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. The Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a deferred gain of $13 million that was previously carried as a liability. The consolidation of the Trust resulted in the Company recognizing an additional $300 thousand in interest expense and $300 thousand in depreciation expense during the current quarter, which had previously been recognized as rent expense to the Trust. Consolidation of the Trust did not impact the Company’s liquidity.

Interest Rate Swap Agreements

     The Company manages its exposure to changes in market interest rates. At September 30, 2003, the Company was party to a total of nine interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $245 million in notional principal amount at September 30, 2003. Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.11% at September 30, 2003). The remaining terms of these swap agreements range from between 10 and 25 months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR (average effective rate of 2.75% at September 30, 2003) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at September 30, 2003. The remaining terms of these swap agreements range from between one and eight years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements on the Company’s debt and trade receivables securitization agreement, the Company’s ratio of fixed to variable interest rates was 42% fixed to 58% variable at September 30, 2003.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt and credit rating at September 30, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the six months ended September 30, 2003, the Company sold, net of its retained interest, $818 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $824 million in collections on those receivables. The amount of outstanding receivables under the agreement was $152.7 million at September 30, 2003 and $158.9 million at March 31, 2003.

OTHER

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). FIN 46 addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes previous accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Although FIN 46 was originally effective for the first interim period beginning after June 15, 2003, the FASB has deferred the effective date for variable interest entities existing prior to February 1, 2003 until the end of the first interim period ending after December 15, 2003, with early adoption permitted. The Company elected to early adopt FIN 46 for its operating lease with a grantor trust effective July 1, 2003. The Company also elected to defer the adoption of FIN 46 in relation to its equity investment in National Welders Supply Company, Inc. The Company has provided certain disclosures required by FIN 46 in Notes 2, 11 and 12 to the Consolidated Financial Statements included herein.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that strategic products will grow at a faster rate than the overall economy; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.2 million; the Company’s estimate of full-year earnings in fiscal 2004 of $1.03 to $1.10 per diluted share; the Company’s indication that the higher end of the full-year earnings estimate assumes 1% to 2% same-store sales growth for fiscal 2004; the Company’s expectation that the weighted average number of shares outstanding will increase 2% to 3% per year; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate of fiscal 2004 capital spending of approximately $70 million; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the ability to refinance the current portion of the Company’s term loan and medium-term notes with borrowings under its long-term revolving credit facilities; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and the resulting inability of strategic products to grow at a faster rate than the overall economy; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company's business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings for fiscal 2004 falling outside the Company’s estimated range of $1.03 to $1.10 per diluted share; same-store sales growth falling outside of the range of 1% to 2% for fiscal 2004; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2004 estimate of $70 million; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 42% fixed and 58% variable at September 30, 2003. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of September 30, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating at September 30, 2003, for every 25 basis point increase in LIBOR, it is estimated that the Company’s annual interest expense would increase approximately $1.2 million.

	Fiscal Year of Maturity

(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate Debt:
Medium-term notes	$75	$—	$—	$100	$—	$—	$—	$175	$178
Interest expense	$7	$8	$8	$4	$—	$—	$—	$27
Average interest rate	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$1	$7	$1	$—	$—	$—	$9	$9
Interest expense	$—	$1	$—	$—	$—	$—	$—	$1
Average interest rate	7.33%	7.36%	7.65%	7.65%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$250
Interest expense	$10	$21	$21	$21	$21	$21	$53	$168
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

	Fiscal Year of Maturity

(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$138	$—	$—	$—	$138	$138
Interest expense	$2	$4	$4	$1	$—	$—	$—	$11
Interest rate (b)	3.10%	3.10%	3.10%	3.10%
Term loan	$10	$23	$30	$17	$—	$—	$—	$80	$80
Interest expense	$1	$2	$1	$—	$—	$—	$—	$4
Interest rate (b)	3.14%	3.14%	3.14%	3.14%
Operating leases with trust (c)	$1	$41	$—	$—	$—	$—	$—	$42	$42
Interest expense	$1	$1	$—	$—	$—	$—	$—	$2
Interest rate	2.78%	2.78%
Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$40	$50	$—	$—	$—	$—	$90	$4
Swap payments/(receipts)	$2	$2	$1	$—	$—	$—	$—	$5
Variable receive rate = 1.11%
(3 month LIBOR)
Weighted average pay rate = 4.55%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$30	$—	$—	$50	$—	$—	$75	$155	$(16)
Swap payments/(receipts)	$(4)	$(7)	$(7)	$(3)	$(4)	$(4)	$(10)	$(39)
Weighted average receive rate = 8.05%
Variable pay rate = 2.75%
(6 month LIBOR)
Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization (d)	$—	$—	$153	$—	$—	$—	$—	$153	$153
Discount on securitization	$2	$3	$3	$—	$—	$—	$—	$8

(a)  Fiscal 2004 financial instrument maturities and interest expense relate to the period October 1, 2003 through March 31, 2004.

(b)  The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of September 30, 2003. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of September 30, 2003.

(c)  The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d)  The trade receivables securitization agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2003, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on July 29, 2003, where the following actions were taken:

(a)	The stockholders voted to elect William O. Albertini, James W. Hovey, Paula A. Sneed, and David M. Stout to the Board of Directors. The votes cast for each Director were as follows:

	No. of Shares

	For	Withheld/Against

William O. Albertini	67,489,453	1,534,239
James W. Hovey	68,237,143	786,549
Paula A. Sneed	67,908,098	1,115,594
David M. Stout	67,907,993	1,115,699

In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thatcher Brown, Frank B. Foster III, Peter McCausland, Lee M. Thomas, and Robert L. Yohe.

(b)	The stockholders voted to approve the 2003 Employee Stock Purchase Plan. The votes cast in regard to the action were as follows:

No. of Shares

For	Withheld/Against	Abstain

66,541,776	2,386,220	95,696

(c)	The stockholders voted to approve the 2004 Executive Bonus Plan. The votes cast in regard to the action were as follows:

No. of Shares

For	Withheld/Against	Abstain

66,262,597	2,394,364	366,731

(d)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent auditors. The votes cast in regard to the action were as follows:

No. of Shares

For	Withheld/Against	Abstain

67,345,679	1,457,031	220,982

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

b. Reports on Form 8-K

     On July 1, 2003, the Company furnished a Form 8-K current report pursuant to Item 12, containing certain material financial information relating to fiscal years 1999 through 2003 that had not been previously disseminated to the public. The financial information was included in the Company’s fiscal 2003 annual report that was distributed to stockholders.

     On July 25, 2003, the Company furnished a Form 8-K current report pursuant to Item 12, reporting its earnings for its first quarter ended June 30, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC. (Registrant)

BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President & Controller
(Principal Accounting Officer)

DATED: November 12, 2003