Form 10-Q
period 2003-12-31
AIRGAS INC
filed 2004-02-12
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [X] No [  ]

Common Stock outstanding at February 9, 2004: 73,270,664 shares

AIRGAS, INC.

FORM 10-Q
December 31, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net sales	$451,869	$435,339	$1,373,377	$1,344,060
Costs and expenses
Cost of products sold (excluding depreciation)	213,600	204,207	655,094	640,560
Selling, distribution and administrative expenses	176,455	172,403	533,091	523,439
Depreciation	20,134	19,080	59,249	55,708
Amortization	1,393	1,559	4,235	4,935
Special charges	—	—	—	2,694

Total costs and expenses	411,582	397,249	1,251,669	1,227,336

Operating income	40,287	38,090	121,708	116,724
Interest expense, net	(10,260)	(10,965)	(30,990)	(36,126)
Discount on securitization of trade receivables	(798)	(804)	(2,467)	(2,554)
Other income (expense), net	159	(339)	(199)	(591)
Equity in earnings of unconsolidated affiliates	2,934	731	4,981	3,027

Earnings before income taxes	32,322	26,713	93,033	80,480
Income taxes	11,431	10,017	34,501	30,540

Net earnings	$20,891	$16,696	$58,532	$49,940

Basic earnings per share	$0.29	$0.24	$0.81	$0.71

Diluted earnings per share	$0.28	$0.23	$0.79	$0.69

Weighted average shares outstanding:
Basic	73,000	70,600	72,500	70,300

Diluted	74,900	72,300	74,400	72,100

Comprehensive income	$20,334	$16,065	$59,222	$50,279

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2003	2003

ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,574 at December 31, 2003 and $8,514 at March 31, 2003	$86,562	$71,346
Inventories, net	170,516	151,405
Deferred income tax asset, net	21,364	17,688
Prepaid expenses and other current assets	37,587	30,143

Total current assets	316,029	270,582

Plant and equipment, at cost	1,622,225	1,345,783
Less accumulated depreciation	(606,217)	(476,291)

Plant and equipment, net	1,016,008	869,492
Goodwill	496,550	437,709
Other intangible assets, net	16,610	19,832
Investments in unconsolidated affiliates	6,555	65,957
Other non-current assets	35,029	36,671

Total assets	$1,886,781	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$72,480	$85,375
Accrued expenses and other current liabilities	120,056	121,292
Current portion of long-term debt	6,331	2,229

Total current liabilities	198,867	208,896

Long-term debt	705,907	658,031
Deferred income taxes, net	260,783	209,140
Other non-current liabilities	18,675	27,243
Minority interest in subsidiary	35,683	—
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2003 and March 31, 2003	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 77,090 and 76,373 shares issued at December 31, 2003 and March 31, 2003, respectively	771	764
Capital in excess of par value	229,753	216,275
Retained earnings	462,997	413,286
Accumulated other comprehensive loss	(2,612)	(3,302)
Treasury stock, 1,470 and 547 common shares at cost at December 31, 2003 and March 31, 2003, respectively	(4,658)	(4,289)
Employee benefits trust, 2,571 and 3,421 common shares at cost at December 31, 2003 and March 31, 2003, respectively	(19,385)	(25,801)

Total stockholders’ equity	666,866	596,933

Total liabilities and stockholders’ equity	$1,886,781	$1,700,243

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2003	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$58,532	$49,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,249	55,708
Amortization	4,235	4,935
Deferred income taxes	15,400	4,494
Equity in earnings of unconsolidated affiliates	(4,981)	(3,027)
Loss on divestitures	—	241
Loss (gain) on sales of plant and equipment	43	(105)
Stock issued for employee stock purchase plan	4,612	6,719
Changes in assets and liabilities, excluding effects of business acquisitions, divestitures and the consolidation of the National Welders joint venture:
Securitization of trade receivables	(2,700)	17,100
Trade receivables, net	4,676	(2,158)
Inventories, net	(9,198)	6,689
Prepaid expenses and other current assets	796	16,575
Accounts payable, trade	(19,592)	(4,719)
Accrued expenses and other current liabilities	1,394	(13,176)
Other assets	1,078	(12)
Other liabilities	444	(347)

Net cash provided by operating activities	113,988	138,857

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,116)	(52,399)
Proceeds from sales of plant and equipment	3,913	5,788
Proceeds from divestitures	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(6,962)	(9,947)
Dividends and fees from unconsolidated affiliates	1,652	2,118
Other, net	(2,397)	(1,518)

Net cash used in investing activities	(64,910)	(52,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	214,781	212,581
Repayment of debt	(262,053)	(296,257)
Dividends paid to stockholders	(8,821)	—
Exercise of stock options	10,084	6,037
Cash overdraft	(3,069)	(8,427)

Net cash used in financing activities	(49,078)	(86,066)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$36,155	$46,498
Income taxes, net of refunds	$17,221	$805

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

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

FASB Financial Interpretation No. 46

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”) entitled, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation was effective for the first interim period beginning after June 15, 2003. However, as a result of implementation issues, in December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), which is effective as of the end of the first reporting period ending after March 15, 2004, with early adoption permitted.

     FIN 46R addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46R changes previous accounting practice by introducing the concept of a “Primary Beneficiary” and requiring variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.

     Since October 1999, the Company has leased certain real estate and equipment, under a sale-leaseback arrangement from a grantor trust (the “Trust”) established by a commercial bank. The rental payments are based on LIBOR plus an applicable margin and the amount of proceeds received by the Company from the real estate and equipment sold to the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled $41 million at December 31, 2003 and $42 million at March 31, 2003. The leases expire in October 2004 and the Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million. Prior to July 1, 2003, the Trust was not consolidated for financial reporting purposes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (continued)

     The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the Primary Beneficiary of the sale-leaseback arrangement. Therefore, effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust, which required the Trust to be consolidated. As permitted by FIN 46, the Company has applied the interpretation prospectively from the date of adoption. The consolidation of the Trust resulted in the Company recording assets of $29 million and debt of $42 million, while eliminating a deferred gain of $13 million that was previously carried on the balance sheet as a long-term liability. The consolidation of the Trust resulted in the Company recognizing an additional $600 thousand in interest expense and $600 thousand in depreciation expense in the six months ended December 31, 2003, which had previously been recognized as rent expense to the Trust. The cumulative effect of the accounting change was not material.

     Since June 1996, the Company has participated in a joint venture with National Welders Supply Company, Inc. (“NWS”), a producer and distributor of industrial gases based in Charlotte, North Carolina. NWS owns and operates 46 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of the joint venture’s oxygen and nitrogen and approximately 50% of its argon requirements. The joint venture also distributes medical and specialty gases, processed chemicals and welding equipment and supplies.

     Ownership interests in NWS consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred stockholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas’ common stock has a market value of $24.45 per share, the common stock and cash redemption options are equivalent. If the preferred stockholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. Following such redemption or exchange, the Company would be the sole owner of National Welders and the net earnings available to the Company (i.e., the common stockholder) would be expected to increase by the amount of the annual preferred dividend, or $2.9 million per year. Following a cash redemption, the additional income related to the preferred dividend savings would be partially offset by higher interest expense on the additional debt incurred to finance the redemption. The preferred stockholders may also elect to retain their interest in the preferred stock beyond June 30, 2009. The Company does not hold a majority voting interest in the joint venture and, therefore, historically has used the equity method to account for its interest in the joint venture.

     The Company has determined that NWS meets the definition of a “Variable Interest Entity” under FIN 46R and that the Company is the Primary Beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated NWS. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. Therefore, at December 31, 2003, the consolidation of NWS only affects the balance sheet. There was no cumulative effect adjustment or impact on cash flows as a result of the consolidation. The consolidation had the effect of eliminating the Company’s $62 million investment in NWS and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. The assets and liabilities of NWS included goodwill of $56 million and debt of $62 million, which is non-recourse to the Company. The summarized net impact of the consolidation of NWS at December 31, 2003 is reflected in the table below.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (continued)

          Summarized net impact of the consolidation of NWS at December 31, 2003:

(In thousands)	Increase/(Decrease)

Current assets	$34,137
Non-current assets	111,298

Total assets	145,435

Current liabilities	20,564
Non-current liabilities	91,118
Minority interest	35,683
Common stockholder’s equity	(1,930)

Total liabilities and stockholder’s equity	$145,435

     Beginning January 1, 2004, NWS’ operating results will no longer be reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the operating results will be reflected broadly across the income statement with minority interest expense representing the after-tax portion of the operating results applicable to the preferred stockholders. NWS’ fiscal year-end is March 31st. In fiscal 2003, NWS had net sales of $142 million, a gross margin of 57%, and operating income of $12 million. The joint venture is structured such that the Company receives the residual net income available to the common stockholder, which is net of the 5% preferred stock dividend (minority interest expense). Since the allocation of the joint venture’s net earnings was unaffected by the adoption of FIN 46R, the consolidation of NWS did not impact the Company’s net earnings. The Company’s share of the joint venture’s net earnings in fiscal 2003 was $2.7 million. In addition, the Company’s share of the joint venture’s net earnings were $2.7 million and $4.4 million in the three and nine month periods ended December 31, 2003, respectively.

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES – (continued)

SFAS 150

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. The Company adopted SFAS 150 on July 1, 2003, as required. The adoption of SFAS 150 did not have a material impact on its results of operations, financial position or liquidity.

(3) ACQUISITIONS & DIVESTITURES

(a) Acquisitions

     The Company acquired a manufacturer and distributor of dry ice in April 2003, a distributor of safety products in May 2003 and another distributor of safety products in November 2003. The dry ice business generates annual revenues of approximately $2 million and is included in the Gas Operations segment. The dry ice business was acquired to expand the Company’s market reach into certain southern U.S. states. The safety product distributors generate combined annual revenues of approximately $14 million and are included in the Distribution segment. The safety products distributors were acquired to complement the Company’s existing packaged gas distribution operations in the western U.S. The acquired businesses are not expected to materially impact operating income during fiscal 2004.

     During the nine months ended December 31, 2003, the Company paid cash of $6.9 million for businesses acquired and certain acquisition holdback settlements related to prior acquisitions. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $900 thousand. The final purchase price allocation to net assets, identified intangibles and goodwill acquired has not been completed pending the performance of asset appraisals and intangible valuations. The Company does not expect that the final purchase price allocation will have a material impact on the Company’s financial position.

(b) Divestitures

     In May 2002, the Company completed the sale of Kendeco, Inc. (“Kendeco”) for cash proceeds of $3.2 million. Kendeco’s fiscal 2003 operating results were insignificant. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, for the nine months ended December 31, 2002 included a $241 thousand net loss from these first quarter divestiture-related transactions.

(4) SUBSEQUENT EVENT

     On January 27, 2004, the Company announced that it signed a non-binding letter of intent to acquire most of the assets of the U.S. packaged gas business of BOC Group, Inc. in a transaction valued up to $200 million. The transaction is expected to close in mid calendar year 2004, subject to customary closing conditions and applicable regulatory approvals. If the acquisition is consummated, the acquisition would include retail stores, warehouses, fill plants and other operations involved in distributing packaged gases and welding equipment. The business to be acquired generated approximately $240 million in revenues in its most recent fiscal year. Approximately 65% of the revenues have been from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies. In February 2004, the Company obtained an amendment to its credit agreement that, among other things, permits the Company to invest up to $275 million in acquisitions during fiscal 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) SPECIAL CHARGES

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

(6) EARNINGS PER SHARE

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2003	2002	2003	2002

Weighted average common shares outstanding:
Basic	73,000	70,600	72,500	70,300
Stock options and warrants	1,900	1,700	1,900	1,800

Diluted	74,900	72,300	74,400	72,100

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (see Note 2). If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. Prior to the redemption of the preferred shares for the Company’s common stock, no contingently issuable shares will be included in the diluted weighted average common shares calculation (the “diluted computation”), as the conversion of the National Welders preferred stock in exchange for the Company’s common stock is anti-dilutive.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 480 thousand and 3.3 million outstanding stock options and warrants with an exercise price above the average market price for the three months ended December 31, 2003 and December 31, 2002, respectively. For the nine months ended December 31, 2003 and 2002, there were 1.6 million and 2.7 million outstanding stock options and warrants with an exercise price above the average market price, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2003, the Company sold, net of its retained interest, $1,227 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,230 million in collections on those receivables. The amount of outstanding receivables under the agreement was $156.2 million at December 31, 2003 and $158.9 million at March 31, 2003.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $46 million and $45 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2003 and March 31, 2003, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(8) INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2003	2003

Hardgoods	$153,709	$136,347
Gases	16,807	15,058

	$170,516	$151,405

     The portion of net inventories determined by the LIFO inventory method totaled $26.9 million and $15.7 million at December 31, 2003 and March 31, 2003, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $3.1 million and $1.4 million at December 31, 2003 and March 31, 2003, respectively. Substantially all of the inventories are finished goods. The increase in net inventories determined by the LIFO inventory method resulted primarily from the consolidation of NWS (see Note 2).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2003	2003

Accrued payroll and employee benefits	$34,567	$33,548
Business insurance reserves	18,082	15,272
Health insurance reserves	9,306	9,828
Taxes other than income taxes	13,346	12,972
Accrued interest expense	9,808	12,000
Other accrued expenses and current liabilities	34,947	37,672

	$120,056	$121,292

     Business insurance reserves increased primarily due to two fires sustained by the Company during the quarter ended September 30, 2003. The fire incidents resulted in the Company recognizing losses of $2.8 million associated with its self-insurance retention and property insurance deductibles.

(10) INDEBTEDNESS

Long-term Debt

     Long-term debt consists of:

	(Unaudited)
	December 31,	March 31,
(In thousands)	2003	2003

Revolving credit borrowings	$112,000	$145,143
Term loan	75,000	87,500
Medium-term notes	183,543	185,202
Senior subordinated notes	230,254	232,478
Sale-leaseback obligation	41,296	—
Acquisition and other notes	8,574	9,937
National Welders debt	61,571	—

Total long-term debt	712,238	660,260
Less current portion of long-term debt (a)	(6,331)	(2,229)

Long-term debt, excluding current portion	$705,907	$658,031

     (a)  Includes NWS current portion of long-term debt of $5.8 million at December 31, 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) INDEBTEDNESS – (continued)

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $37 million) under a credit agreement with a maturity date of July 30, 2006. At December 31, 2003, the Company had borrowings under the credit agreement of approximately $91 million and $27 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $32 million at December 31, 2003. The credit agreement contains covenants that include the maintenance of certain leverage ratios and a fixed charge ratio. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $240 million at December 31, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At December 31, 2003, the effective interest rates on borrowings under the revolving credit facilities were 3.23% on U.S. borrowings and 2.77% on Canadian borrowings.

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

     In anticipation of the acquisition of assets from BOC Group, Inc., the Company obtained an amendment to its credit agreement in February 2004 that permits the Company to invest up to $275 million in acquisitions during fiscal 2005.

Term Loan

     The Company had an outstanding term loan with a principal balance of $75 million at December 31, 2003. The term loan bears an effective interest rate of 3.17% at December 31, 2003 and is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     The Company had the following medium-term notes outstanding at December 31, 2003: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) INDEBTEDNESS – (continued)

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2003, acquisition and other notes totaled approximately $9 million with interest rates ranging from 4% to 9%.

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

Sale-Leaseback Transaction with Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) established by a commercial bank under a sale-leaseback arrangement. Prior to July 1, 2003, the Trust was not consolidated for financial reporting purposes. Under the sale-leaseback arrangement, the Trust holds title to the properties and equipment. The rental payments to the Trust are based on LIBOR plus an applicable margin and the amount of proceeds received by the Company from the real estate and equipment sold to the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $41 million and $42 million at December 31, 2003 and March 31, 2003, respectively. The leases expire in October 2004 and are classified as long-term debt based upon the Company’s ability and intention to refinance the leases with borrowings under its long-term credit facilities. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 (see Note 2 to the Consolidated Financial Statements). The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the primary beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. The Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a deferred gain of $13 million that was previously carried as a liability.

Debt of the National Welders Joint Venture

     Effective December 31, 2003, the Company adopted FIN 46R and consolidated its NWS joint venture. The debt of NWS is non-recourse to the Company and consists of:

(Unaudited)
December 31,
(In thousands)	2003

Revolving credit borrowings	$11,803
Term loans	42,904
Acquisition and other notes	6,864

Total long-term debt	61,571
Less current portion of long-term debt	(5,768)

Long-term debt, excluding current portion	$55,803

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) INDEBTEDNESS – (continued)

     In July 2002, NWS entered into a Credit Agreement to provide for available credit of $100 million secured by certain assets of NWS. The credit agreement provides for a Term Loan A of $26.2 million, a Term Loan B of $21 million, a Term Loan C of $8.8 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand through maturity in June 2007. The Term Loan B matures in July 2006. There were no amounts borrowed or outstanding under Term Loan C at December 31, 2003. The revolving credit line matures in June 2005. Interest rates on the Credit Agreement are variable and range from LIBOR plus 75 to 225 basis points. The Credit Agreement contains certain covenants which, among other things, limits the ability of NWS to incur and guarantee new indebtedness, subjects NWS to minimum net worth requirements, and limits its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on NWS common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of the 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors. At December 31, 2003, NWS was in compliance with these covenants.

     At December 31, 2003, NWS had borrowings under its revolving credit line of $11.8 million, under Term Loan A of $21.9 million and under Term Loan B of $21 million. At December 31, 2003, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.14%. Based on restrictions related to certain leverage ratios, NWS had additional borrowing capacity under its Credit Agreement of $32.2 million at December 31, 2003. NWS also had a note payable to a bank of $6 million that is secured by a production facility and bears a fixed interest rate of 7%. NWS’ long-term debt also included acquisition and other notes totaling $854 thousand.

Aggregate Long-term Debt Maturities

     The aggregate maturities of long-term debt at December 31, 2003 are as follows:

	(Unaudited)
(In thousands)	Aggregate Maturities

Years ended March 31,	Airgas, Inc.	NWS	Total

2004 (fourth fiscal quarter only)	$61	$2,018	$2,079
2005	525	5,009	5,534
2006	6,730	16,803	23,533
2007	412,282	25,672	437,954
2008	163	3,050	3,213
Thereafter	230,906	9,019	239,925

	$650,667	$61,571	$712,238

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s involvement with derivative instruments is limited to highly effective fixed and variable interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At December 31, 2003, the Company had a notional amount of $90 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate operating leases and the revolving credit facilities to fixed interest rate instruments. During the nine months ended December 31, 2003, the Company recorded a net decrease in the fair value of the fixed interest rate swap agreements of $1.6 million as a reduction of “Accumulated Other Comprehensive Loss.”

     At December 31, 2003, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively convert a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at December 31, 2003 was $13.8 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

     The effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 43% fixed and 57% variable.

National Welders Hedging Activities

     The Company’s NWS joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt (Term Loan B - see Note 10) to a fixed rate debt instrument. The interest rate swap requires NWS to make interest payments based on a fixed rate of 6.72% and receive variable interest payments from its counterparty based on a floating LIBOR rate of 1.13% at December 31, 2003. The interest rate swap agreement was not entered into for trading purposes. The consolidation of NWS resulted in the addition of a cumulative unrealized loss on the NWS interest rate swap of $2.5 million and associated deferred tax benefit of $1 million in “Accumulated Other Comprehensive Loss.”

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the nine months ended December 31, 2003 were as follows:

	Distribution	Gas Operations
(In thousands)	Segment	Segment	NWS	Total

Balance at March 31, 2003	$362,400	$75,309	$—	$437,709
Acquisitions	343	595	—	938
Consolidation of NWS (see Note 2)	—	—	56,134	56,134
Other adjustments	1,652	117	—	1,769

Balance at December 31, 2003	$364,395	$76,021	$56,134	$496,550

     NWS goodwill represents goodwill associated with the Company’s recently consolidated National Welders joint venture in accordance with FIN 46R (see Note 2).

     Other intangible assets amounted to $16.6 million and $19.8 million (net of accumulated amortization of $89.9 million and $87.8 million) at December 31, 2003 and March 31, 2003, respectively. These intangible assets primarily consist of acquired customer lists amortized over 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2004 - $1.6; 2005 - $5.7; 2006 - $3.2; 2007 - $2.6 million; 2008 -$1.9 million, and $1.6 million thereafter.

     SFAS 142 requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2003, the Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the carrying value of each of the respective reporting units. This annual assessment of goodwill indicated that the Company’s carrying value of goodwill was not impaired.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust

Balance—March 31, 2003	76,373	547	3,421
Common stock issuance (a)	717	—	—
Reissuance of stock from Trust (b)	—	—	(850)
Airgas common stock owned by NWS (c)	—	923	—

Balance—December 31, 2003	77,090	1,470	2,571

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income

Balance—March 31, 2003	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)	$—
Net earnings	—	—	58,532	—	—	—	58,532
Common stock issuance (a)	7	6,737	—	—	—	3,340	—
Airgas common stock owned by NWS (c)	—	—	—	—	(369)	—	—
Dividends paid on common stock ($.04 per share)	—	—	(8,821)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,840	—	—	1,840
Net change in fair value of interest rate swap agreements	—	—	—	1,637	—	—	1,637
Consolidation of NWS interest rate swap agreement net of cumulative tax benefit	—	—	—	(1,559)	—	—	(1,559)
Reissuance of common stock from Trust (b)	—	1,537	—	—	—	3,076	—
Tax benefit from stock option exercises	—	5,204	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(1,228)	—	—	(1,228)

Balance—December 31, 2003	$771	$229,753	$462,997	$(2,612)	$(4,658)	$(19,385)	$59,222

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

(c)	Effective December 31, 2003, the Company’s common stock owned by NWS has been reflected as treasury stock on the Consolidated Balance Sheet (see Note 2).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) STOCKHOLDERS’ EQUITY – (continued)

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

(14) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three and nine months ended December 31, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net earnings, as reported	$20,891	$16,696	$58,532	$49,940
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,435)	(1,569)	(4,158)	(5,508)

Pro forma net earnings	$19,456	$15,127	$54,374	$44,432

Net earnings per share:
Basic – as reported	$0.29	$0.24	$0.81	$0.71
Basic – pro forma	$0.27	$0.21	$0.75	$0.63
Diluted – as reported	$0.28	$0.23	$0.79	$0.69
Diluted – pro forma	$0.26	$0.21	$0.73	$0.62

(15) COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three and nine months ended December 31, 2003 and 2002 is as follows:

	Three Months Ended				Three Months Ended
	December 31, 2003				December 31, 2002

		Gas				Gas
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined

Gas and rent	$218,182	$45,846	$(9,794)	$254,234	$215,314	$44,082	$(8,608)	$250,788
Hardgoods	196,957	1,390	(712)	197,635	184,345	1,268	(1,062)	184,551

Total net sales	415,139	47,236	(10,506)	451,869	399,659	45,350	(9,670)	435,339
Cost of products sold, excl. deprec. expense	203,136	20,970	(10,506)	213,600	194,349	19,528	(9,670)	204,207
Selling, distribution and administrative expenses	160,078	16,377		176,455	155,916	16,487		172,403
Depreciation expense	16,971	3,163		20,134	16,186	2,894		19,080
Amortization expense	1,251	142		1,393	1,427	132		1,559

Operating income	33,703	6,584		40,287	31,781	6,309		38,090

	Nine Months Ended				Nine Months Ended
	December 31, 2003				December 31, 2002

		Gas				Gas
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined

Gas and rent	$656,070	$146,072	$(29,418)	$772,724	$647,176	$137,450	$(27,266)	$757,360
Hardgoods	598,620	4,057	(2,024)	600,653	584,867	3,909	(2,076)	586,700

Total net sales	1,254,690	150,129	(31,442)	1,373,377	1,232,043	141,359	(29,342)	1,344,060
Cost of products sold, excl. deprec. expense	619,480	67,056	(31,442)	655,094	607,347	62,555	(29,342)	640,560
Selling, distribution and administrative expenses	483,317	49,774		533,091	475,387	48,052		523,439
Depreciation expense	49,786	9,463		59,249	47,187	8,521		55,708
Amortization expense	3,797	438		4,235	4,562	373		4,935
Special charges	—	—		—	2,694	—		2,694

Operating income	98,310	23,398		121,708	94,866	21,858		116,724

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. Effective December 31, 2003, the Company adopted FIN 46R with respect to its NWS joint venture (see Note 2). As permitted by FIN 46R, the Company will apply the interpretation prospectively. Accordingly, the Company’s investment and equity in earnings of unconsolidated affiliates associated with the NWS joint venture will no longer be reported under the Parent in the accompanying condensed consolidating financial statements. At December 31, 2003, the Parent company’s investment in unconsolidated affiliates associated with NWS has been reclassified to investment in subsidiaries and the assets, liabilities, and minority interest of the joint venture have been reflected with the Non-guarantors. Effective January 1, 2004, the operating results of the joint venture and corresponding minority interest expense will be reflected in the condensed consolidating statement of earnings with the Non-guarantors. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2003 and March 31, 2003 and for the nine-month periods ended December 31, 2003 and 2002.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Trade receivables, net	$—	$5,398	$81,164	$—	$86,562
Intercompany receivable/(payable)	—	(6,322)	6,322	—	—
Inventories, net	—	158,068	12,448	—	170,516
Deferred income tax asset, net	10,023	10,358	983	—	21,364
Prepaid expenses and other current assets	8,347	18,482	10,758	—	37,587

Total current assets	18,370	185,984	111,675	—	316,029
Plant and equipment, net	17,595	857,310	141,103	—	1,016,008
Goodwill	—	427,731	68,819	—	496,550
Other intangible assets, net	362	16,003	245	—	16,610
Investments in unconsolidated affiliates	1,121	5,434	—	—	6,555
Investments in subsidiaries	1,504,723	—	—	(1,504,723)	—
Intercompany receivable/(payable)	(214,486)	175,458	39,028	—	—
Other non-current assets	27,329	4,956	2,744	—	35,029

Total assets	$1,355,014	$1,672,876	$363,614	$(1,504,723)	$1,886,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$450	$62,632	$9,398	$—	$72,480
Accrued expenses and other current liabilities	56,201	51,780	12,075	—	120,056
Current portion of long-term debt	—	463	5,868	—	6,331

Total current liabilities	56,651	114,875	27,341	—	198,867
Long-term debt	621,206	6,184	78,517	—	705,907
Deferred income tax liability, net	3,301	219,419	38,063	—	260,783
Other non-current liabilities	5,808	8,690	4,177	—	18,675
Minority interest in subsidiaries	—	—	35,683	—	35,683
Commitments and contingencies	—	—	—	—	—
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	771	—	—	—	771
Capital in excess of par value	229,753	846,743	70,955	(917,698)	229,753
Retained earnings	462,997	476,954	110,071	(587,025)	462,997
Accumulated other comprehensive income (loss)	(1,800)	11	(823)	—	(2,612)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(19,385)	—	—	—	(19,385)

Total stockholders’ equity	668,048	1,323,708	179,833	(1,504,723)	666,866
Total liabilities and stockholders’ equity	$1,355,014	$1,672,876	$363,614	$(1,504,723)	$1,886,781

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Nine Months Ended
December 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net sales	$—	$1,354,192	$19,185	$—	$1,373,377
Costs and expenses
Costs of products sold (excluding depreciation)	—	650,143	4,951	—	655,094
Selling, distribution and administrative expenses	40,513	478,196	14,382	—	533,091
Depreciation	4,849	52,632	1,768	—	59,249
Amortization	97	4,138	—	—	4,235

Operating income (loss)	(45,459)	169,083	(1,916)	—	121,708
Interest (expense) income, net	(43,298)	13,169	(861)	—	(30,990)
(Discount) gain on securitization of trade receivables	—	(53,837)	51,370	—	(2,467)
Other income (expense), net	43,281	(44,192)	712	—	(199)
Equity in earnings of unconsolidated affiliates	4,365	616	—	—	4,981

Earnings (losses) before income taxes	(41,111)	84,839	49,305	—	93,033
Income tax benefit (expense)	14,389	(31,376)	(17,514)	—	(34,501)
Equity in earnings of subsidiaries	85,254	—	—	(85,254)	—

Net earnings	$58,532	$53,463	$31,791	$(85,254)	$58,532

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(21,170)	$96,248	$38,910	$—	$113,988

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,753)	(54,320)	(2,043)	—	(61,116)
Proceeds from sales of plant and equipment	—	3,913	—	—	3,913
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(6,962)	—	—	(6,962)
Dividends and fees from unconsolidated affiliates	724	928	—	—	1,652
Other, net	1,375	(3,772)	—	—	(2,397)

Net cash used in investing activities	(2,654)	(60,213)	(2,043)	—	(64,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	212,454	—	2,327	—	214,781
Repayment of debt	(258,862)	(2,471)	(720)	—	(262,053)
Dividends paid to common stockholders	(8,821)	—	—	—	(8,821)
Exercise of stock options	10,084	—	—	—	10,084
Cash overdraft	(3,069)	—	—	—	(3,069)
Intercompany	72,038	(33,564)	(38,474)	—	—

Net cash provided by (used in) financing activities	23,824	(36,035)	(36,867)	—	(49,078)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

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

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Airgas, Inc. (the “Company”) had net sales for the nine months ended December 31, 2003 (“current period”) of $1.37 billion compared to $1.34 billion for the nine months ended December 31, 2002 (“prior year period”). Sales growth of $29 million was driven primarily by acquisitions. On a same-store basis, sales were flat compared to the prior year period reflecting the challenging economic environment. However, the same-store sales trend improved throughout the current period with positive same-store sales growth of 1% in the fiscal third quarter ended December 31, 2003. Same-store sales growth in the third quarter was driven by a 3% increase in hardgoods sales compared to the same quarter in the prior year resulting from an improved industrial economy. Historically, hardgoods sales respond earlier than sales of gases in an industrial recovery. The Company believes it is well positioned to take advantage of a sustained industrial recovery.

     During the nine months ended December 31, 2003, two offsetting items impacted the Company’s results. The first was the fiscal second quarter fire-related losses at two plants aggregating to $2.8 million ($1.7 million after tax) representing the Company’s self-insurance retention. The second was a fiscal third quarter insurance gain of $1.7 million, after tax, recognized by an equity affiliate.

     Net earnings for the nine months ended December 31, 2003 were $58.5 million, or $0.79 per diluted share, compared to $49.9 million, or $0.69 per diluted share, in the prior year period. The nine months ended December 31, 2002 included charges of $2.9 million ($2.2 million after tax), or $0.03 per diluted share, primarily related to a special charge ($2.7 million) for the integration of the business acquired from Air Products & Chemicals, Inc. (“Air Products”) in February 2002. Net earnings for the three months ended December 31, 2003 were $20.9 million, or $0.28 per diluted share, compared to $16.7 million, or $0.23 per diluted share, in the prior year quarter.

     On January 27, 2004, the Company announced that it signed a non-binding letter of intent to acquire the majority of the assets of the U.S. packaged gas business of BOC Group, Inc. in a transaction valued up to $200 million. The transaction is expected to close in mid calendar year 2004, subject to customary closing conditions and applicable regulatory approvals. If the acquisition is consummated, the acquisition would include retail stores, warehouses, fill plants and other operations involved in distributing packaged gases and welding equipment. The business to be acquired generated approximately $240 million in revenues in its most recent fiscal year. Approximately 65% of the revenues have been from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies.

     Since June 1996, the Company has participated in a joint venture with National Welders Supply Company, Inc. (“NWS”), which is a producer and distributor of industrial gases based in Charlotte, North Carolina. Ownership interests in the joint venture consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The preferred stockholders control the remaining 50% voting interest in the joint venture. The Company does not hold a majority voting interest in the joint venture and, therefore, historically has used the equity method to account for its interest in the joint venture.

     In response to Financial Accounting Standards Board’s Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), the Company determined that its investment in NWS meets the definition of a “variable interest entity” and that the Company is the primary beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company adopted FIN 46R, as it applies to the joint venture, and consolidated NWS. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. Therefore, at December 31, 2003, the consolidation of NWS only affected the balance sheet. There was no cumulative effect adjustment to earnings or cash flows as a result of the consolidation. The consolidation resulted in the Company eliminating its $62 million investment in the joint venture and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. The assets and liabilities of NWS included goodwill of

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$56 million and debt of $62 million, which is non-recourse to the Company. The summarized net impact of the consolidation of NWS at December 31, 2003 is reflected in the table below:

          Summarized Net Impact of the Consolidation of National Welders at December 31, 2003:

(In thousands)	Increase/(Decrease)

Current assets	$34,137
Non-current assets	111,298

Total assets	145,435

Current liabilities	20,564
Non-current liabilities	91,118
Minority interest	35,683
Common stockholder’s equity	(1,930)

Total liabilities and stockholder’s equity	$145,435

     Beginning January 1, 2004, NWS’ operating results will no longer be reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the operating results will be reflected broadly across the income statement with minority interest expense representing the after-tax portion of the operating results applicable to the preferred stockholders. NWS’ fiscal year-end is March 31. In fiscal 2003, NWS had net sales of $142 million, a gross margin of 57%, and operating income of $12 million. The joint venture is structured such that the Company receives the residual net income available to the common stockholder, which is net of the 5% preferred stock dividend (minority interest expense). Since the allocation of the joint venture’s net earnings was unaffected by the adoption of FIN 46R, the consolidation of NWS did not impact the Company’s net earnings. The Company’s share of the joint venture’s net earnings in fiscal 2003 was $2.7 million. In addition, the Company’s share of the joint venture’s net earnings were $2.7 million and $4.4 million in the three and nine month periods ended December 31, 2003, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 4% in the quarter ended December 31, 2003 (“current quarter”) compared to the quarter ended December 31, 2002 (“prior year quarter”) driven primarily by acquisitions. On a same-store basis, sales increased 1% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures as applicable. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment.

	Three Months Ended
	December 31,
(In thousands)
Net Sales	2003	2002	Increase

Distribution	$415,139	$399,659	$15,480	4%
Gas Operations	47,236	45,350	1,886	4%
Intercompany eliminations	(10,506)	(9,670)	(836)

	$451,869	$435,339	$16,530	4%

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

     Distribution sales in the current quarter increased $15.5 million (4%) compared to the prior year quarter resulting from acquisitions and same-store sales growth. Current and prior year acquisitions contributed $10 million to the increase in Distribution segment sales. Hardgoods accounted for approximately 80% of sales contributed by acquisitions. Same-store sales growth of $5.5 million (1%) resulted from an increase in sales of hardgoods of $5.1 million (3%), while gas and rent same-store sales were slightly positive. The growth in hardgoods same-store sales was the first positive quarterly comparison in three years. The hardgoods sales growth was driven by an improving industrial economy. Same-store sales of safety products increased 6% in the current quarter and helped fuel the overall increase in hardgoods same-store sales. Historically, hardgoods sales respond earlier than sales of gases in an industrial recovery. The slight increase in gas and rent same-store sales reflects growth of strategic products, which offset lower sales volumes of industrial gases. Strategic product sales represent initiatives related to medical gases, gases sold in bulk quantities, and specialty gases, which are expected to grow at a faster rate than the overall economy. In addition, rental revenue was helped by a 6% increase in welder equipment rentals driven by maintenance work related to the shipbuilding industry along the U.S. Gulf coast and plant refurbishments in Canada.

     The Gas Operations segment’s sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. The segment also includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations’ sales, net of intercompany eliminations, increased $1 million (3%) compared to the prior year quarter resulting from same-store sales growth and an acquisition. Same-store sales growth of $400 thousand (1%) was principally the result of higher volumes of carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in January 2003. The acquisition of a dry ice business during the first quarter of fiscal 2004 contributed sales of $600 thousand.

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

     Gross profits increased 3%, while the gross profit margin decreased 40 basis points to 52.7% in the current quarter compared to 53.1% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)
Gross Profits	2003	2002	Increase

Distribution	$212,003	$205,310	$6,693	3%
Gas Operations	26,266	25,822	444	2%

	$238,269	$231,132	$7,137	3%

     The Distribution segment’s gross profits increased $6.7 million (3%). The gross profit margin of 51.1% in the current quarter decreased 30 basis points from 51.4% in the prior year quarter. The lower gross profit margin resulted from a shift in sales mix towards hardgoods sales. The sales mix of recent acquisitions, which were approximately 80% hardgoods, contributed to the shift towards hardgoods sales. Hardgoods have lower margins compared to gas and rent sales. In the current quarter, 47.4% of the Distribution segment’s sales consisted of hardgoods compared to 46.1% in the prior year quarter.

     Gas Operations’ gross profits increased $444 thousand (2%). Gas Operations’ gross margin of 55.6% decreased 130 basis points compared to 56.9% in the prior year quarter. The lower gross margin was primarily driven by lower selling prices for dry ice reflecting very competitive market conditions. The Gas Operations’ gross margin was also impacted by an unanticipated plant shutdown that resulted in the sourcing of carbon dioxide from third parties at higher costs.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $4.1 million (2%) resulting primarily from higher distribution expenses and costs contributed by acquired businesses. The increase in distribution expenses was primarily driven by higher fuel, repair and maintenance costs. SD&A expenses as a percentage of net sales decreased to 39.1% compared to 39.6% in the prior year quarter.

     Depreciation expense of $20.1 million increased $1 million (6%) compared to $19.1 million in the prior year quarter. The increase in depreciation expense reflects the current and prior year’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. Amortization expense of $1.4 million in the current quarter decreased $200 thousand compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 6% in the current quarter compared to the prior year quarter. The operating income margin increased 20 basis points to 8.9% from 8.7% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)
Operating Income	2003	2002	Increase

Distribution	$33,703	$31,781	$1,922	6%
Gas Operations	6,584	6,309	275	4%

	$40,287	$38,090	$2,197	6%

     The Distribution segment’s operating income margin increased 10 basis points to 8.1% compared to 8.0% in the prior year quarter. The increase in the operating income margin reflects management’s focus on cost control, as expenses grew at a slower rate than gross profits. However, the cost control efforts were largely offset by the lower gross margin, noted above, as well as higher uncontrollable distribution costs, principally fuel.

     The Gas Operations segment’s operating income margin was flat at 13.9% compared to the prior year quarter. Gas Operations’ lower SD&A expenses as a percent of sales were offset by the lower gross margin noted above.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $11.1 million decreased $700 thousand (-6%) compared to the prior year quarter. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of its operating lease with a grantor trust under FIN 46R. The consolidation of the grantor trust added $300 thousand in interest expense in the current quarter compared to the prior year quarter. See Note 2 to the Consolidated Financial Statements for more information related to the adoption of FIN 46R.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $156.2 million at December 31, 2003. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at December 31, 2003 was 43% fixed to 57% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at December 31, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $2.9 million increased $2.2 million compared to the prior year quarter. The increase reflects a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary. At December 31, 2003, the Company prospectively adopted FIN 46R, which required consolidation of its joint venture with National Welders. Beginning January 1, 2004, the operating results of NWS will be reflected broadly across the income statement rather than as “Equity in earnings of unconsolidated affiliates.”

Income Tax Expense

     The effective income tax rate was 35.4% of pre-tax earnings in the current quarter compared to 37.5% in the prior year quarter. The decrease in the effective income tax rate resulted from the life insurance gain recognized by National Welders in the current quarter that was not taxable to National Welders.

Net Earnings

     Net earnings for the quarter ended December 31, 2003 were $20.9 million, or $0.28 per diluted share, compared to $16.7 million, or $0.23 per diluted share, in the prior year quarter. The weighted average number of shares outstanding used in computing earnings per diluted share was 2.6 million shares higher in the current quarter versus the prior year quarter. The increase in the weighted average number of shares outstanding primarily resulted from stock option exercises and shares purchased by employees under the Company’s Employee Stock Purchase Plans. The Company expects that the weighted average number of shares outstanding will increase 2% to 3% per year.

     The Company estimates that its earnings in the fourth quarter of fiscal 2004 will be in the range of $0.26 to $0.29 per diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 2% in the nine months ended December 31, 2003 (“current period”) compared to the nine months ended December 31, 2002 (“prior year period”). Sales growth is attributable to acquisitions. The intercompany eliminations represent sales from the Gas Operations segment to the Distribution segment.

	Nine Months Ended
	December 31,
(In thousands)
Net Sales	2003	2002	Increase

Distribution	$1,254,690	$1,232,043	$22,647	2%
Gas Operations	150,129	141,359	8,770	6%
Intercompany eliminations	(31,442)	(29,342)	(2,100)

	$1,373,377	$1,344,060	$29,317	2%

     Distribution sales increased $22.6 million (2%) resulting from net acquisition and divestiture activity partially offset by a decline in same-store sales. Net acquisition and divestiture activity contributed sales of $29.3 million in the current period. Same-store sales declined $6.7 million (-1%) resulting from lower hardgoods sales of $7.7 million (-1%), partially offset by gas and rent sales growth of $1 million. The decline in hardgoods sales was driven by lower sales of welding supplies and equipment and industrial tools reflecting the weakness of the industrial and manufacturing sectors of the economy in the first and second fiscal quarters of 2004. The weak industrial marketplace negatively impacted manufacturing-related sales in nearly all of the geographic regions served by the Distribution segment. Higher sales of safety products partially mitigated the overall decline in hardgoods sales as the Company continues its cross-selling strategy of marketing safety products to its broad base of customers. The modest increase in gas and rent same-store sales was driven by growth of strategic product sales, which helped mitigate lower industrial gas volumes. Strategic product sales growth related to medical gases, gases sold in bulk quantities, and specialty gases. Rental revenues were also helped by growth associated with rental welders.

     Gas Operations’ sales, net of intercompany eliminations, increased $6.7 million (6%) compared to the prior year period resulting from same-store sales growth and acquisition activity. Same-store sales growth of 4% was principally the result of higher volumes of carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations in January 2003. The acquisition of a dry ice business during the current period also contributed sales of $1.6 million.

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

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross profits increased 2%, while the gross profit margin was flat at 52.3% compared to the prior year period.

	Nine Months Ended
	December 31,
(In thousands)
Gross Profits	2003	2002	Increase

Distribution	$635,210	$624,696	$10,514	2%
Gas Operations	83,073	78,804	4,269	5%

	$718,283	$703,500	$14,783	2%

     The Distribution segment’s gross profits increased $10.5 million (2%). The gross profit margin of 50.6% decreased 10 basis points compared to 50.7% in the prior year period. The lower gross profit margin resulted from a shift in sales mix towards hardgoods sales including the impact of current year acquisitions, which were approximately 80% hardgoods. Hardgoods have lower margins compared to gas and rent sales. The Distribution segment’s sales mix in the current period consisted of 47.7% hardgoods compared to 47.5% in the prior year period.

     Gas Operations’ gross profits increased $4.3 million (5%). Higher gross profits primarily reflect the higher sales volumes of carbon dioxide sourced from the new Hopewell, Virginia plant. The gross profit margin of 55.3% decreased 40 basis points compared to 55.7% in the prior year period. The lower gross margin was primarily driven by lower selling prices for dry ice reflecting very competitive market conditions.

Operating Expenses

     SD&A expenses increased $9.7 million (2%) in the current period versus the prior year period. Higher SD&A expenses reflect operating expenses contributed by acquisitions of approximately $10 million and fire-related losses of $2.8 million, partially offset by a $2.2 million reduction in acquisition integration costs and lower selling expenses. During the second quarter of fiscal 2004, the Company sustained fires at two of its facilities. The fire-related losses represent self-insurance retention associated with the incidents. The prior period acquisition integration costs related to the integration of the business acquired from Air Products. As a percentage of net sales, SD&A expenses decreased 10 basis points to 38.8% compared to 38.9% in the prior year period.

     Depreciation expense of $59.2 million increased $3.5 million (6%) compared to $55.7 million in the prior year period. The increase in depreciation expense reflects the current and prior year period’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. Amortization expense of $4.2 million in the current period decreased $700 thousand compared to the prior year period primarily from the expiration of certain non-compete agreements.

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

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income in the current period increased 4% compared to the prior year period. The operating income margin increased 20 basis points to 8.9% from 8.7%. As noted above, the current period’s operating income margin was adversely affected by $2.8 million in fire-related losses, while the prior year period’s operating income margin was negatively impacted by the special charges of $2.7 million.

	Nine Months Ended
	December 31,
(In thousands)
Operating Income	2003	2002	Increase

Distribution	$98,310	$94,866	$3,444	4%
Gas Operations	23,398	21,858	1,540	7%

	$121,708	$116,724	$4,984	4%

     The Distribution segment’s operating income margin of 7.8% was consistent with 7.7% in the prior year period. The Gas Operations segment’s operating income margin of 15.6% was also consistent with 15.5% in the prior year period.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $33.5 million decreased $5.2 million (-14%) compared to the prior year period. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of its operating lease with a grantor trust under FIN 46. The consolidation of the grantor trust added $600 thousand in interest expense in the current period and $42 million in debt. See Note 2 to the Consolidated Financial Statements for more information related to the adoption of FIN 46.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $156.2 million at December 31, 2003. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates of $5 million increased $2 million compared to the prior year period. The increase reflects a $1.7 million after tax life insurance gain in which National Welders was the named beneficiary. The founders of National Welders obtained the life insurance policy prior to the date that the Company entered into the joint venture agreement with National Welders. At December 31, 2003, the Company prospectively adopted FIN 46R, which required consolidation of its joint venture with National Welders. Beginning January 1, 2004, the operating results of NWS will be reflected broadly across the income statement rather than as “Equity in earnings of unconsolidated affiliates.”

Income Tax Expense

     The effective income tax rate at 37.1% of pre-tax earnings in the current period decreased from 37.9% in the prior year period. The decrease in the effective income tax rate resulted from the life insurance gain recognized by National Welders in the current period that was not taxable to National Welders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Earnings

     Net earnings for the nine months ended December 31, 2003 were $58.5 million, or $0.79 per diluted share, compared to $49.9 million, or $0.69 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities was $114 million for the nine months ended December 31, 2003 compared to $138.9 million in the comparable prior year period. The decrease in cash provided by operating activities resulted from cash used by the trade receivables securitization program and higher cash used for working capital requirements. In the prior year period, deferred taxes and the change in other current assets reflect an equal and opposite impact of the reversal of a $19 million tax refund related to a revised interpretation of a change in the tax law. In the current period, working capital used cash of $21.9 million compared to a use of cash of $15.7 million in the prior year period. Cash used for working capital requirements in the current period reflect lower accounts payable associated with the timing of payments to vendors and higher inventory levels in anticipation of an improving industrial economy. The Company also reduced the level of receivables sold under its trade receivables securitization program using cash of $2.7 million as compared to providing cash of $17.1 million in the prior year period. Cash flows provided by operating activities were primarily used to fund capital expenditures and the repayment of debt.

     Cash used in investing activities totaled $64.9 million during the current period and primarily consisted of capital expenditures and acquisitions. Capital expenditures were $8.7 million higher than the comparable prior year period principally due to spending for cylinders, bulk tanks and two fill plant upgrades. The Company estimates capital spending for fiscal 2004 will be approximately $75 million. Cash of $7 million was used during the current period for acquisitions, principally for a dry ice company and two safety products distributors.

     Financing activities used cash of $49.1 million primarily for the net repayment of debt of $47.3 million under the Company’s revolving credit facilities, lower cash overdrafts of $3.1 million and dividends paid to stockholders of $8.8 million. The cash overdraft represents the balance of outstanding checks. Proceeds from the exercise of stock options provided cash of $10.1 million.

     Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

     On January 27, 2004, the Company announced that it signed a non-binding letter of intent to acquire most of the assets of the U.S. packaged gas business of BOC Group, Inc. in a transaction valued up to $200 million. The transaction is expected to close in mid calendar year 2004, subject to customary closing conditions and applicable regulatory approvals.

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

Dividends

     The Company’s Board of Directors declared regular quarterly cash dividends of $0.04 per share on May 13, 2003, July 29, 2003, and November 3, 2003, which were paid to stockholders on June 30, 2003, September 30, 2003, and December 31, 2003, respectively. In addition, on January 20, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable March 31, 2004 to stockholders of record as of March 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Instruments

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $37 million) under a credit agreement with a maturity date of July 30, 2006. At December 31, 2003, the Company had borrowings under the credit agreement of approximately $91 million and $27 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $32 million at December 31, 2003. The credit agreement contains covenants that include the maintenance of certain leverage ratios and a fixed charge ratio. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $240 million at December 31, 2003. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At December 31, 2003, the effective interest rates on borrowings under the revolving credit facilities were 3.23% on U.S. borrowings and 2.77% on Canadian borrowings.

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

     In anticipation of the acquisition of assets from BOC Group, Inc., the Company obtained an amendment to its credit agreement in February 2004 that, among other things, permits the Company to invest up to $275 million in acquisitions during fiscal 2005.

Term Loan

     The Company had an outstanding term loan with a principal balance of $75 million at December 31, 2003. The term loan bears an effective interest rate of 3.17% at December 31, 2003 and is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     The Company had the following medium-term notes outstanding at December 31, 2003: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes due in March 2004 are classified as “Long-term debt” based upon the Company’s ability and intention to refinance the medium-term notes with borrowings under its long-term revolving credit facilities. Additionally, the medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2003, acquisition and other notes totaled approximately $9 million with interest rates ranging from 4% to 9%.

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

Sale-Leaseback Transaction with Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) established by a commercial bank under a sale-leaseback arrangement. Prior to July 1, 2003, the Trust was not consolidated for financial reporting purposes. Under the sale-leaseback arrangement, the Trust holds title to the properties and equipment. The rental payments to the Trust are based on LIBOR plus an applicable margin and the amount of proceeds received by the Company from the real estate and equipment sold to the Trust. The non-cancelable lease obligation of the real estate and equipment leases totaled approximately $41 million and $42 million at December 31, 2003 and March 31, 2003, respectively. The leases expire in October 2004 and are classified as long-term debt based upon the Company’s ability and intention to refinance the leases with borrowings under its long-term credit facilities. The Company has guaranteed a residual value of the real estate and equipment at the end of the lease terms of approximately $30 million.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 (see Note 2 to the Consolidated Financial Statements). The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company is the primary beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. The Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a deferred gain of $13 million that was previously carried as a liability. The consolidation of the Trust resulted in the Company recognizing an additional $600 thousand in interest expense and $600 thousand in depreciation expense in the six months ended December 31, 2003, which had previously been recognized as rent expense to the Trust. Consolidation of the Trust did not impact the Company’s liquidity.

Debt of the National Welders Joint Venture

     Since June 1996, the Company has participated in a joint venture with National Welders (“NWS”), which is a producer and distributor of industrial gases based in Charlotte, North Carolina. Ownership interests in the joint venture consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. Effective December 31, 2003, the Company adopted FIN 46R, as it applies to its joint venture, and consolidated NWS. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. Therefore, at December 31, 2003, the consolidation of NWS only affected the balance sheet. There was no impact on net earnings or cash flows as a result of the consolidation.

     In July 2002, NWS entered into a Credit Agreement to provide for available credit up to $100 million secured by certain assets of NWS. The Credit Agreement provides for a Term Loan A of $26.2 million, a Term Loan B of $21 million, a Term Loan C of $8.8 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand through maturity in June 2007. Term Loan B matures in July 2006. There were no amounts borrowed or outstanding under Term Loan C at December 31, 2003. The revolving credit line matures in June 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest rates on the Credit Agreement are variable and range from LIBOR plus 75 to 225 basis points based on NWS’ leverage ratio. The Credit Agreement contains certain covenants which, among other things, limits the ability of NWS to incur and guarantee new indebtedness, subjects NWS to minimum net worth requirements, and limits its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on NWS common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of the 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors. At December 31, 2003, NWS was in compliance with the Credit Agreement covenants.

     At December 31, 2003, NWS had borrowings under its revolving credit line of $11.8 million, under Term Loan A of $21.9 million and under Term Loan B of $21 million. At December 31, 2003, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.14%. Based on restrictions related to certain leverage ratios, NWS had additional borrowing capacity under its Credit Agreement of $32.2 million at December 31, 2003. NWS also had a note payable to a bank of $6 million that is secured by a production facility and bears a fixed interest rate of 7%. NWS’ long-term debt also included acquisition and other notes totaling $854 thousand.

     The debt of NWS is non-recourse to the Company. The creditors of NWS do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s debt obligations.

Interest Rate Swap Agreements

     The Company and its NWS joint venture affiliate manage exposure to changes in market interest rates. At December 31, 2003, the Company was party to a total of nine interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $245 million in notional principal amount at December 31, 2003. Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.16% at December 31, 2003). The remaining terms of these swap agreements range from between seven and 22 months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR (average effective rate of 2.75% at December 31, 2003) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at December 31, 2003. The remaining terms of these swap agreements range from between three months and eight years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements on the Company’s debt and trade receivables securitization agreement, the Company’s ratio of fixed to variable interest rates was 43% fixed to 57% variable at December 31, 2003.

     The Company’s NWS joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating LIBOR rate of 1.13% at December 31, 2003.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt and credit rating at December 31, 2003, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1.2 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2003, the Company sold, net of its retained interest, $1,227 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,230 million in collections on those receivables. The amount of outstanding receivables under the agreement was $156.2 million at December 31, 2003 and $158.9 million at March 31, 2003.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”), and in December 2003 the FASB issued a revision of FIN 46 (“FIN 46R”). FIN 46R addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a controlling financial interest. Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes previous accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Although FIN 46 was originally effective for the first interim period beginning after June 15, 2003, FIN 46R deferred the effective date for variable interest entities existing prior to February 1, 2003 until the end of the first reporting period ending after March 15, 2004, with early adoption permitted. The Company elected to early adopt FIN 46R for its sale-leaseback arrangement with a grantor trust effective July 1, 2003. Effective December 31, 2003, the Company also early adopted FIN 46R in relation to its joint venture with NWS. The Company has provided certain disclosures required by FIN 46R in Note 2 to the Consolidated Financial Statements included herein.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s belief that the industrial economy is improving; the expectation that hardgoods sales respond earlier than sales of gases in an industrial recovery; management’s belief that the Company is well positioned to take advantage of a sustained industrial recovery; the Company’s intent to acquire most of the U.S. packaged gas business of BOC Group, Inc. (the “BOC acquisition”); the expectation that the BOC acquisition will close in mid 2004; the components of the BOC business and the revenues to be acquired; the expectation that strategic products will grow at a faster rate than the overall economy; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.2 million; the Company’s estimate that earnings in the fourth quarter of fiscal 2004 will be in the range of $0.26 to $0.29 per diluted share; the expectation that the weighted average number of shares outstanding will increase 2% to 3% per year; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate of fiscal 2004 capital spending of approximately $75 million; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the ability to refinance the current portion of the Company’s term loan, medium-term notes and obligation under the sale-leaseback transaction with borrowings under its long-term revolving credit facilities; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: a lack of sales, operating income and net earnings growth, despite an industrial recovery; the failure to execute an asset purchase agreement and to obtain regulatory approval related to the BOC acquisition; the loss of customers and sales associated with the BOC acquisition; the Company’s inability to integrate the operations acquired in the BOC acquisition and to retain BOC’s personnel; a delay in closing, or the failure to close, the BOC acquisition; adverse customer response to the Company’s strategic product sales initiatives and the resulting inability of strategic products to grow at a faster rate than the overall economy; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings in the fourth quarter of fiscal 2004 falling outside the Company’s estimated range of $0.26 to $0.29 per diluted share; higher than expected levels of common stock outstanding resulting from option exercises and shares purchased under the Employee Stock Purchase Plan and its impact on the weighted number of shares outstanding; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2004 estimate of $75 million; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 43% fixed and 57% variable at December 31, 2003. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of December 31, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating at December 31, 2003, for every 25 basis point increase in LIBOR, it is estimated that the Company’s annual interest expense would increase approximately $1.2 million.

	Fiscal Year of Maturity

(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate Debt:
Medium-term notes	$75	$—	$—	$100	$—	$—	$—	$175	$176
Interest expense	$3	$8	$8	$4	$—	$—	$—	$23
Average interest rate	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$1	$7	$1	$—	$—	$—	$9	$9
Interest expense	$—	$1	$—	$—	$—	$—	$—	$1
Average interest rate	7.33%	7.36%	7.65%	7.65%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$250
Interest expense	$5	$21	$21	$21	$21	$21	$53	$163
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
National Welders:
Other notes	$.5	$1.9	$1.9	$1.7	$—	$—	$—	$6	$6
Interest expense	$.1	$.3	$.2	$.1	$—	$—	$—	$.7
Average interest rate	7.00%	7.00%	7.00%	7.00%

	Fiscal Year of Maturity

(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$112	$—	$—	$—	$112	$112
Interest expense	$1	$4	$4	$1	$—	$—	$—	$10
Interest rate (b)	3.23%	3.23%	3.23%	3.23%
Term loan	$5	$23	$30	$17	$—	$—	$—	$75	$75
Interest expense	$1	$2	$1	$—	$—	$—	$—	$4
Interest rate (b)	3.17%	3.17%	3.17%	3.17%
Operating leases with trust (c)	$—	$41	$—	$—	$—	$—	$—	$41	$41
Interest expense	$—	$1	$—	$—	$—	$—	$—	$1
Interest rate	2.89%	2.89%
National Welders:
Revolving credit facility	$—	$—	$12	$—	$—	$—	$—	$12	$12
Interest expense	$.1	$.4	$.1	$—	$—	$—	$—	$.6
Interest rate (b)	3.14%	3.14%	3.14%
Term loan A	$1	$3	$3	$3	$12	$—	$—	$22	$22
Interest expense	$.2	$.6	$.5	$.4	$.1	$—	$—	$1.8
Interest rate (b)	3.14%	3.14%	3.14%	3.14%	3.14%
Term loan B	$—	$—	$—	$21	$—	$—	$—	$21	$21
Interest expense	$.2	$.7	$.7	$.2	$—	$—	$—	$1.8
Interest rate (b)	3.14%	3.14%	3.14%	3.14%

	Fiscal Year of Maturity

(In millions)	2004 (a)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$40	$50	$—	$—	$—	$—	$90	$3
Swap payments/(receipts)	$1	$2	$1	$—	$—	$—	$—	$4
Variable receive rate = 1.16% (3 month LIBOR)
Weighted average pay rate = 4.55%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$30	$—	$—	$50	$—	$—	$75	$155	$(14)
Swap payments/(receipts)	$(2)	$(7)	$(7)	$(5)	$(4)	$(4)	$(8)	$(37)
Weighted average receive rate = 8.05%
Variable pay rate = 2.75% (6 month LIBOR)
National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$—	$—	$21	$—	$—	$—	$21	$3
Swap payments/(receipts)	$.3	$1.2	$1.2	$.3	$—	$—	$—	$3
Variable receive rate = 1.13% (30 day LIBOR)
Weighted average pay rate= 6.72%

Other Off-Balance Sheet LIBOR-based agreement:
Trade receivables securitization (d)	$—	$—	$156	$—	$—	$—	$—	$156	$156
Discount on securitization	$2	$3	$3	$—	$—	$—	$—	$8

(a)  Fiscal 2004 financial instrument maturities and interest expense relate to the period January 1, 2004 through March 31, 2004.

(b)  The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of December 31, 2003. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of December 31, 2003.

(c)  The operating lease terminates October 8, 2004.

(d)  The trade receivables securitization agreement will expire in December 2005, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4	Fourth Amendment, dated February 6, 2004, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent.

11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

     On October 29, 2003, the Company furnished a Form 8-K current report pursuant to Item 12, reporting its earnings for its second quarter and six months ended September 30, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.
(Registrant)

BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President & Controller
(Principal Accounting Officer)

DATED: February 12, 2004