Form 10-K
period 2004-03-31
AIRGAS INC; AIRGAS EAST INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS GULF STATES INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC
filed 2004-06-14
CIK 804212, 1158045, 1158046, 1158047, 1158048, 1158049, 1158050, 1158051, 1158052, 1158053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES [X]  NO [   ]

     The aggregate market value of the 65,011,985 shares of voting stock held by non-affiliates of the Registrant was approximately $1.5 billion computed by reference to the closing price of such stock on the New York Stock Exchange on June 9, 2004. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of common stock outstanding as of June 9, 2004 was 74,196,401.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 4, 2004 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

AIRGAS, INC.

PART I

ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas also produces dry ice, liquid carbon dioxide, nitrous oxide, process chemicals and specialty gases for distribution throughout the United States. Airgas’ integrated network of over 800 locations includes branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities and distribution centers. Airgas also distributes its products and services to its diversified customer base through e-Business, catalog and telesales channels. Sales were $1.90 billion, $1.79 billion, and $1.64 billion in fiscal years 2004, 2003, and 2002, respectively.

     At December 31, 2003, the Company elected to adopt Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) with respect to its joint venture, National Welders Supply Company, Inc. (“National Welders”) and consolidated this formerly unconsolidated affiliate. Since June 1996, the Company has participated in the joint venture and has used the equity method of accounting to report the Company’s proportionate share of the joint venture’s operating results. Consequently, the consolidation of National Welders had no impact on the net earnings of the Company. In addition, the consolidation did not change the fact that the liabilities of the joint venture are non-recourse to the Company and the cash flows, in excess of a management fee paid by National Welders, are not available to the Company. Through the nine months ended December 31, 2003, the Company recognized $4.4 million of “Equity in Earnings of Unconsolidated Affiliates” related to National Welders. With the prospective adoption permitted by FIN 46R (prior periods not restated), the fourth fiscal quarter operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the preferred stockholders’ proportionate share of the joint venture’s operating results. For the fourth quarter of fiscal 2004, National Welders contributed $39.2 million to sales, $3.4 million to operating income, $291 thousand of minority interest expense and $1.2 million in net earnings.

     The Company has two operating segments, Distribution and All Other Operations. For the purpose of disclosing operating results by business segment, the Company renamed its Gas Operations segment as “All Other Operations” and disclosed the operating results of National Welders with the results of business units previously reported under that segment. These business units produce and distribute dry ice, carbon dioxide, nitrous oxide and specialty gases. The operating results of the Company’s two air separation plants and its six national specialty gas labs are also reported under this segment. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment. The business units reflected in the All Other Operations segment individually do not meet the materiality thresholds to be reported as separate business segments.

     On April 2, 2004, the Company announced that it signed a definitive asset purchase agreement to acquire most of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) in a transaction valued up to $200 million. The transaction is expected to close July 30, 2004 and includes approximately 120 locations in 21 states involved in the distribution of packaged industrial, medical and specialty gases, as well as welding hardgoods. In fiscal 2003, the packaged gas business of BOC, subject to the acquisition, generated approximately $240 million in sales of which approximately 65% was gas and rent. The acquired operations will be integrated with the existing business units of the Company’s Distribution segment.

     Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 24 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” Descriptions of the operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for approximately 90% of consolidated sales and reflects the distribution of industrial, medical and specialty gases, process chemicals and hardgoods.

Principal Products and Services

     The Distribution segment’s principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental, process chemicals and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Gas and rent represented approximately 52%, 53%, and 47% of the Distribution segment’s sales in each of the fiscal years 2004, 2003 and 2002, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. In each of the fiscal years 2004, 2003, and 2002, hardgoods sales represented approximately 48%, 47%, and 53% of the Distribution segment’s sales, respectively (see Note 24 of the Company’s Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

     The Company believes that the market for industrial, medical and specialty gases in the United States is approximately $9.4 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply, and cylinder supply. In the U.S. market, on-site supply accounts for approximately 25% of sales, bulk or merchant supply accounts for approximately 35% of sales, and cylinder supply accounts for the remaining 40% or $3.8 billion in sales. Airgas’ market focus has been on the packaged gas segment of the market, which generally consists of customers who purchase gases in cylinders and in less than truck load bulk quantities. Generally, packaged gas distributors also distribute welding products. The Company believes the U.S. market for welding products to be approximately $4.0 billion annually.

     Airgas is the largest distributor of packaged gases and welding products in the United States, with approximately a 19% market share. The Company’s competitors in this market are approximately 900 independent distributors that serve approximately 50% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Liquid Air Corporation of America (“Air Liquide”), and BOC, serve the remaining 31% of the packaged gas market. The acquisition of the BOC packaged gas business described above will not affect BOC’s on-site and most of its bulk supply business in the U.S. The Company also sells safety equipment. The United States market for safety equipment is approximately $6 billion, of which Airgas’ share is approximately 4%.

Customer Base

     The Company’s customer base is broad and includes many major industries. The Company estimates the following industry segments account for the indicated percentages of the Company’s total sales:

•	Industrial Manufacturing (26%);

•	Repair & Maintenance (23%);

•	Medical (11%);

•	Construction (9%);

•	Wholesale Trade (6%);

•	Retail (5%);

•	Food Products (5%);

•	Transportation and Utilities (5%);

•	Petrochemical (4%);

•	All Other (6%).

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products and Chemicals, Inc. (“Air Products”) supplies at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the BOC supply agreement noted below. Additionally, the Company purchases helium from Air Products under the terms of the supply agreement. Effective December 1, 2002, the Company entered into a 3-year take-or-pay supply agreement with BOC to purchase liquid nitrogen, oxygen and argon. With the BOC acquisition, both the Company and BOC will also sign new reciprocal long-term supply agreements. The Company will become the supplier for a substantial portion of BOC’s resale packaged gas needs. BOC will supply the Company with approximately 85% of the liquid bulk gases volumes transferred to the Company in the acquisition. Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. Furthermore, the Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

     The Company also manufactures certain gases, including acetylene, nitrous oxide, nitrogen, oxygen and argon. The Company believes that, if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods were terminated, it would be able to arrange comparable alternative supply arrangements.

ALL OTHER OPERATIONS

     The All Other Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and specialty gases. The Company also operates five air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. A description of the businesses included in the All Other Operations segment follows:

Dry Ice

     The Company is a producer and distributor of dry ice. With 14 dry ice plants (converting liquid carbon dioxide into dry ice), the Company has the largest network of conversion plants in the United States. Customers include food processors, food service, pharmaceutical and biotech industries, wholesale trade and grocery and other retail outlets. The dry ice business generally experiences a higher level of sales during the warmer months. The Company’s carbon dioxide requirements are purchased from the vertically integrated producers of carbon dioxide and from internal production sources.

Carbon Dioxide

     The Company is a producer and distributor of liquid carbon dioxide. Carbon dioxide is a byproduct of other chemical processes, typically the production of ammonia or ethanol. Carbon dioxide can also be extracted from natural wells. The Company’s requirements are met by nine Company-owned production facilities including a newly constructed plant in Hopewell VA, a 50%-owned joint venture, and long-term supply contracts with vertically integrated gas producers. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $500 million annually. The largest customer segments include chemical producers and manufacturers of foods and beverages. The Company’s market share is approximately 14%, making it the third largest marketer of liquid carbon dioxide in the United States. However, the Company is heavily concentrated in the southeastern United States and maintains a 36% market share in that region.

Specialty and Other Gases

     The Company operates six national specialty gas labs and a specialty gas equipment center. The national specialty gas labs are full-scale testing and blending facilities. They blend various special application gas mixtures, ultra high purity grade gases, multi-component hydrocarbon blended EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. Specialty gases and specialty gas equipment produced by these facilities are primarily sold to the Distribution segment (see Note 24 of the Company’s Consolidated Financial Statements for disclosure related to inter-segment sales). The third-party customer base for these products consists primarily of governmental entities and environmental-related businesses, manufacturers of electronics, petroleum refiners, and pharmaceutical companies. These operations also provide quality management and technical support to 45 regional labs, which are operated by the Distribution segment and one lab operated by National Welders. The national and regional labs perform testing and certification services for gas purity. Nearly half of the Company’s labs are certified to the ISO 9001:2000 standard for quality management in the manufacture and sale of specialty gases.

Nitrous Oxide

     The Company is a manufacturer of nitrous oxide gas. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain electronics industries. The Company’s market focus includes bulk customers as well as sales to the Distribution segment. The Company purchases the raw materials utilized in its nitrous oxide production pursuant to contracts with major manufacturers and suppliers.

National Welders Supply Company, Inc.

     Effective December 31, 2003 as a result of adopting FIN 46R, the Company consolidated National Welders, whose results through December 31, 2003 were reflected as equity in the earnings of unconsolidated affiliates below operating income. National Welders is a producer and distributor of industrial gases based in Charlotte, North Carolina. The joint venture has significant production capabilities with its three air separation plants, two acetylene plants and a specialty gas lab. It also distributes packaged gases and welding products through its 46 branch stores. The ownership interests in the joint venture consist of voting common stock and voting, redeemable preferred stock. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The Company does not hold a majority voting interest in the joint venture and, therefore, historically used the equity method to account for its interest in the joint venture. In fiscal 2005, the consolidation of National Welders is expected to contribute approximately $100 million in additional revenue. However, the new presentation is not expected to have a material impact on earnings.

Suppliers

     The Company believes that if a contractual arrangement with any All Other Operations segment supplier was terminated, it would not have a material adverse effect on operations. However, two of the Company’s 14 dry ice production facilities are located on property owned by BOC. If the current arrangements with BOC were terminated, the Company’s dry ice production capabilities may be reduced.

AIRGAS GROWTH STRATEGIES

     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through leveraging its national distribution infrastructure. To meet this objective, the Company is focusing on:

•	Customer service strategies focused on growing our business with small and medium-sized core customers;

•	A new medical strategy with the formation of the Airgas Puritan Medical division within each regional distribution company offering an integrated portfolio of bulk and cylinder gases, medical equipment and services to hospitals, home healthcare providers and offices of medical professionals;

•	Opportunities in niche markets including bulk, medical and specialty gases, as well as safety products;

•	The expansion of sales to customers with multiple locations (i.e, Strategic Accounts);

•	The promotion of programs to help customers manage their supply chain for gases, equipment and safety products (i.e., Outlook Services); and

•	Acquisitions in its core packaged gas business to complement and expand its distribution network of locations.

     These strategic objectives are primarily designed to create a strong and stable platform to drive market-leading sales growth.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all-material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2004 were not material.

INSURANCE

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and product liability claims. These programs have self-insured retention of $500 thousand per occurrence and an additional annual aggregate limit of $1.7 million of claims in excess of $500 thousand. The Company accrues estimated losses using actuarial models and assumptions based on the Company’s historical loss experience. National Welders is also self-insured for workers’ compensation claims. Workers’ compensation claims are self-insured up to $250 thousand per person annually with an aggregate liability of $575 thousand. Provisions for expected future claim payments are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience.

EMPLOYEES

     On March 31, 2004, the Company employed approximately 9,700 employees (including 800 employees employed by National Welders) of whom less than 5% were covered by collective bargaining agreements. Through the fiscal 2005 acquisition of the U.S. packaged gas operations of BOC, the Company intends to offer employment to more than 1,000 BOC employees aligned with those operations. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds the following registered trademarks: “Airgas,” “Red-D-Arc,” “RED-D-ARC WELDERENTAL,” “Gold Gas,” “SteelMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” and “RADNOR” branded products. The Company also holds trademarks for “AluMIX,” “StainMIX,” “Freshblend,” “Walk-O2-Bout,” “AcuGrav,” “SightSense,” and “SoundSense.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland (1)	54	Chairman of the Board and Chief Executive Officer
Glenn M. Fischer	53	President and Chief Operating Officer
Roger F. Millay	46	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	46	Senior Vice President and Chief Information Officer
Gordon L. Keen, Jr.	59	Senior Vice President — Law and Corporate Development
Michael L. Molinini	53	Senior Vice President — Hardgoods
Patrick M. Visintainer	40	Senior Vice President — Sales
Dwight T. Wilson	48	Senior Vice President — Human Resources
Alfred B. Crichton	56	Division President — West
B. Shaun Powers	52	Division President — East
Ted R. Schulte	53	Division President — Gas Operations
Dean A. Bertolino	35	Vice President, General Counsel and Secretary
Robert M. McLaughlin	47	Vice President and Controller

(1)	Member of the Board of Directors

     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, and from April 1997 to January 1999. Mr. McCausland also serves as a director of the Fox Chase Cancer Center, the Independence Seaport Museum, the International Oxygen Manufacturers Association, Inc. and the Eisenhower Exchange Fellowships, Inc.

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

     Mr. Keen has been Senior Vice President — Law and Corporate Development since April 1997. Prior to that time, Mr. Keen served as Vice President - Corporate Development from January 1992 to March 1997.

     Mr. Molinini has been Senior Vice President — Hardgoods since August 2000. Prior to that time, Mr. Molinini served as Vice President — Hardgoods Operations from August 1999 to July 2000 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. since 1991.

     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager — Industrial/Specialty Gases and National Accounts Manager.

     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.

     Mr. Crichton has been Division President — West since February 1993. Prior to that time, Mr. Crichton served in various leadership positions since joining the Company in 1988 and has more than 30 years of experience in the industrial gas industry.

     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.

     Mr. Schulte has been Division President – Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President – Gas Operations from August 2000 to January 2003, as Vice President – Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the U.S. subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.

     Mr. Bertolino has been Vice President and General Counsel since December 2001, and Secretary since July 2002. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood, LLP from 1994 to 1999.

     Mr. McLaughlin has been Vice President and Controller since joining Airgas in June 2001. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.

COMPANY INFORMATION

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed or furnished to the SEC.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company’s Distribution segment operates a network of multiple use facilities consisting of approximately 600 branch stores, 45 regional gas laboratories, 18 acetylene manufacturing facilities, 5 regional distribution centers, 200 cylinder fill plants and various customer call centers. The Distribution segment conducts business in 46 states. The Company owns approximately 28% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

     The Company’s All Other Operations segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of 86 branch locations, 11 liquid carbon dioxide and 14 dry ice production facilities, 5 air separation plants, 6 national specialty gas laboratories, and 4 nitrous oxide production facilities. The Company owns approximately 36% of these facilities. The remaining facilities are leased from third parties.

     During fiscal 2004, the Company’s production facilities operated at approximately 79% of capacity based on an average daily production shift of 14 hours. If required, additional shifts could be run to expand production capacity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company’s common stock (the “common stock”) is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2004
First Quarter	$20.61	$16.75
Second Quarter	19.44	17.64
Third Quarter	21.55	18.20
Fourth Quarter	24.35	19.85
Fiscal 2003
First Quarter	$19.68	$15.72
Second Quarter	16.97	12.68
Third Quarter	17.25	11.87
Fourth Quarter	18.98	15.50

     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on June 9, 2004, was $22.69 per share. As of June 9, 2004, there were approximately 14,000 stockholders of record of the Company’s common stock.

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history of $.04 per share, which was paid to stockholders on June 30, 2003. At the end of each quarter during fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.04 per share. In addition, on May 25, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable June 30, 2004 to stockholders of record as of June 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

(In thousands, except per share amounts):

	Years Ended March 31,
	2004 (1)	2003 (2)	2002 (3)	2001 (4)	2000 (5)
Operating Results:
Net sales	$1,895,468	$1,786,964	$1,636,047	$1,628,901	$1,542,334
Depreciation and amortization (6)	87,956	79,844	72,945	86,754	89,308
Special charges (recoveries), net	(776)	2,694	—	3,643	(2,829)
Operating income	167,780	155,882	125,033	107,949	106,731
Interest expense, net	42,357	46,375	47,013	60,207	57,560
Discount on securitization of trade receivables	3,264	3,326	4,846	1,303	—
Other income (expense), net	625	(645)	1,382	242	17,862
Income taxes	47,514	41,199	29,806	20,718	31,551
Cumulative effect of a change in accounting principle	—	—	(59,000)	—	(590)
Net earnings (loss)	80,192	68,105	(10,415)	28,223	38,283
Basic earnings (loss) per share	$1.10	$0.97	$(0.15)	$0.43	$0.55
Diluted earnings (loss) per share	$1.07	$0.94	$(0.15)	$0.42	$0.54
Dividends per common share declared and paid (7)	$0.16	$—	$—	$—	$—
Balance Sheet Data:
Working capital	$84,361	$61,686	$82,212	$53,690	$189,194
Total assets	1,931,079	1,700,243	1,717,057	1,581,290	1,739,331
Current portion of long-term debt	6,140	2,229	2,456	72,945	20,071
Long-term debt	682,698	658,031	764,124	620,664	857,422
Deferred income tax liability, net	257,031	209,140	198,173	161,176	160,808
Other non-current liabilities	20,789	27,243	30,343	22,446	28,998
Stockholders’ equity	691,901	596,933	503,086	496,849	472,507
Capital expenditures	93,749	67,969	58,297	65,910	65,211

(1)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with FIN 46R. National Welders contributed $39.2 million of sales and $3.4 million of operating income in fiscal 2004. As of March 31, 2004, National Welders also contributed current assets of $30 million, total assets of $140 million, current liabilities of $21 million, and non-current liabilities of $119 million (including a minority interest liability of $36 million).

(2)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2003 include special and other charges of $2.9 million ($2.2 million after tax) primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions.

(3)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2002 include: (a) a non-cash after-tax charge of $59 million representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (b) a litigation settlement charge of $8.5 million ($5.7 million after tax), and (c) a net non-recurring gain of $1.9 million ($120 thousand after tax) related to divestitures and a write-down of a business held for sale to its net realizable value.

(4)	The results for fiscal 2001 include: (a) net special charges of $3.6 million ($2.3 million after tax), (b) litigation charges, net, of $5.8 million ($3.6 million after tax), and (c) asset impairments associated with two equity affiliates of $700 thousand after-tax. Working capital in fiscal 2001 decreased compared to fiscal 2000 partially attributable to a trade receivables securitization program entered into during fiscal 2001 and the classification of $50 million of medium-term notes maturing September 2001 as a component of “Current Liabilities.” Cash proceeds of approximately $73.2 million from the securitization program were used to reduce long-term debt.

(5)	The results for fiscal 2000 include: (a) special charge recoveries of $2.8 million ($1.7 million after tax), (b) divestiture gains of $17.5 million ($8.6 million after tax), (c) a litigation charge of $7.5 million ($4.8 million after tax), (d) an inventory write-down of $3.8 million ($2.2 million after tax), and (e) an after-tax charge of $590 thousand representing a change in accounting principle.

(6)	Fiscal 2004, 2003 and 2002 exclude the amortization of goodwill in accordance with SFAS 142.

(7)	On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history of $.04 per share, which was paid to stockholders on June 30, 2003. At the end of each quarter during fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.04 per share. In addition, on May 25, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable June 30, 2004 to stockholders of record as of June 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 2004 COMPARED TO 2003

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2004 (“fiscal 2004”) were $1.90 billion compared to $1.79 billion in the prior year (“fiscal 2003”). Sales growth of $109 million was driven by acquisitions, same-store sales growth and the December 31, 2003 consolidation of National Welders. During fiscal 2004, the Company completed five acquisitions with combined annual sales of approximately $59 million. Strategic product sales initiatives related to medical, bulk and specialty gases, and strategic accounts, contributed to a 1% increase in total same-store sales. Sales growth was achieved despite weakness in the manufacturing and industrial markets during much of fiscal 2004. While same-store sales were flat through the first nine months of fiscal 2004, they began rebounding in the fourth quarter led by sales of hardgoods, which increased significantly (9%) as the industrial marketplace began to show signs of an economic recovery. Gas and rent sales also showed improvement (2%) in the fiscal fourth quarter. Over the past several years, the Company has embarked on several programs to strengthen its infrastructure in anticipation of continued growth. As a result, management believes that the Company is well positioned to take advantage of a rebounding industrial economy.

     Fiscal 2004 net earnings were $80.2 million, or $1.07 per diluted share, compared to $68.1 million, or $0.94 per diluted share, in fiscal 2003.

     As discussed in the “Income Statement Commentary” below, fiscal 2004 results were affected by the following:

•	insurance-related losses of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, representing the Company’s self-insurance retention associated with fire-related losses;

•	a $1.7 million, or $0.02 per diluted share, non-recurring insurance gain recognized by National Welders; and

•	a special charge recovery of $776 thousand ($480 thousand after tax), or $0.01 per diluted share, reflecting lower estimates of the ultimate cost of prior years’ restructuring activities.

     Fiscal 2003 results were affected by the following:

•	special and other charges totaling $2.9 million ($2.2 million after-tax), or $0.03 per diluted share, primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products and Chemicals, Inc. (“Air Products”) in fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions.

     On April 2, 2004, the Company announced that it signed a definitive asset purchase agreement to acquire most of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) in a transaction valued up to $200 million. The transaction is expected to close July 30, 2004 and includes approximately 120 locations in 21 states involved in the distribution of packaged industrial, medical and specialty gases, as well as welding hardgoods. In fiscal 2003, the packaged gas business of BOC, subject to the acquisition, generated approximately $240 million in sales of which approximately 65% was gas and rent. The acquired operations will be integrated with the existing business units of the Company’s Distribution segment.

     At December 31, 2003, the Company elected to adopt Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) with respect to its joint venture, National Welders Supply Company, Inc. (“National Welders”) and consolidated this formerly unconsolidated affiliate. Since June 1996, the Company has participated in the joint venture and has used the equity method of accounting to report the Company’s proportionate share of the joint venture’s operating results. Consequently, the consolidation of National Welders had no impact on the net earnings of the Company. In addition, the consolidation did not change the fact that the liabilities of the joint venture are non-recourse to the Company and the cash flows, in excess of a management fee paid by National Welders, are not available to the Company. Through the nine months ended December 31, 2003, the Company recognized $4.4 million of “Equity in Earnings of Unconsolidated Affiliates” related to National Welders. With the prospective adoption permitted by FIN 46R (prior periods not restated), the fourth fiscal quarter operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the preferred stockholders’ proportionate share of the joint venture’s operating results. For the fourth quarter of fiscal 2004, National Welders contributed $39.2 million to sales, $3.4 million to operating income, $291 thousand of minority interest expense and $1.2 million in net earnings.

     The Company generated significant cash flow in fiscal 2004, which enabled the Company to finance acquisitions and capital expenditures and to repay debt. In addition, the Company’s strong cash flow fundamentals enabled it to pay its first quarterly cash dividend in the Company’s history of $0.04 per share on June 30, 2003. Subsequently, at the end of each quarter during fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.04 per share. In addition, on May 25, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share, representing a 13% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2004 to stockholders of record as of June 15, 2004.

     Looking forward, fiscal 2005 appears to hold significant opportunities for the Company. The BOC acquisition will be the largest acquisition in the Company’s history. The process of integrating BOC’s packaged gas business into the Company’s distribution network will provide both challenges and opportunities. The Company anticipates that the economic recovery will continue during fiscal 2005. Given these factors, the Company estimates that fiscal 2005 net earnings will be approximately $1.21 to $1.27 per diluted share, which includes up to $0.02 per diluted share accretion from the BOC acquisition. Additionally, in the first quarter of fiscal 2005, the Company estimates that it will earn $0.27 to $0.31 per diluted share, which includes modest dilution from pre-integration expenses associated with the BOC acquisition. The fiscal 2005 range of estimated net earnings anticipates a continued supportive sales environment with gas and rent sales rising throughout the year. Actual fiscal 2005 net earnings may be impacted by a number of factors including the pace of the economic recovery, the sales mix of gas and rent versus hardgoods, the interest rate environment, and the costs to integrate the BOC acquisition.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 6% in fiscal 2004 compared to fiscal 2003 driven primarily by acquisitions, same-store sales growth of 1% and the consolidation of National Welders. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2004	2003	Increase
Distribution	$1,702,471	$1,642,076	$60,395	4%
All Other Operations	235,926	183,849	52,077	28%
Intercompany eliminations	(42,929)	(38,961)	(3,968)

	$1,895,468	$1,786,964	$108,504	6%

     The Distribution segment’s principal products include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders or bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution segment sales increased $60.4 million (4%) driven by acquisitions and growth in same-store sales. The Company estimates that business acquisitions contributed $39.3 million to sales in fiscal 2004. Same-store sales growth of $21.1 million (1%) resulted from increases in hardgoods sales of $12.9 million (1%) and gas and rent sales of $8.2 million (1%). Through the first nine months of fiscal 2004, Distribution same-store sales were negative, driven by lower sales of hardgoods reflecting weakness in the industrial and manufacturing sectors of the economy. However, same-store sales of hardgoods increased significantly (9%) in the fiscal fourth quarter as the industrial marketplace began to show signs of an economic recovery. Gas and rent sales also showed improvement (2%) in the fiscal fourth quarter. Same-store sales of safety products increased a strong 6% during fiscal 2004 as the Company continued its cross-selling strategy of marketing safety products to its broad base of customers. In addition, safety sales were helped by a new channel migration program that utilizes telemarketing to sell safety products to several thousand low volume customers.

     The Company has followed a strategy of focusing on opportunities in niche markets to facilitate sales growth. The strategy focuses on products and markets that are expected to grow at a faster rate than the overall economy. These growth initiatives relate to sales of strategic products, including medical and specialty gases, gases sold in bulk and micro-bulk containers, safety products, and sales to strategic account customers. During fiscal 2004, these sales initiatives contributed to sales growth of gas and rent, which helped mitigate weakness in the industrial economy. Medical gas and rent revenues increased 8% to $146 million versus the prior year reflecting volume gains. Sales growth of specialty gases fell short of expectations, driven by pricing pressure and sluggish demand associated with economic conditions. Bulk gas and rent revenues grew 8% to $107 million reflecting higher volumes as well as the promotion of the Company’s micro-bulk program. The micro-bulk program is designed to service niche customers who require higher volumes of gases than can be provided efficiently through the use of gases packaged in cylinders. Sales to strategic account customers (sales to large customers with multiple locations) increased 3% to $255 million in fiscal 2004. Rental revenue was also favorably impacted by a 7% increase in welding equipment rentals and sales associated with the Company’s continued expansion of its rental welder fleet.

     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture, which was consolidated effective December 31, 2003. All Other Operations’ sales, net of intercompany sales eliminations, increased $48.1 million (33%), principally from the consolidation of National Welders, same-store sales growth and an acquisition during fiscal 2004. National Welders contributed sales of $39.2 million in the fourth quarter and fiscal year. Had National Welders been consolidated for all of fiscal 2004, it would have contributed sales of $147 million. Same-store sales growth of 5% was principally the result of higher sales volumes of liquid carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations in January 2003. Same-store sales growth associated with liquid carbon dioxide was partially offset by lower sales of dry ice. Sales of dry ice were negatively impacted during fiscal 2004 by significant pricing pressure related to additional competition in the market. The acquisition of a dry ice business in April 2003 also contributed sales of $2.2 million in fiscal 2004.

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

     Gross profits increased 5%, while the gross profit margin decreased 30 basis points to 52.1% in fiscal 2004 compared to 52.4% in fiscal 2003.

(In thousands)	2004	2003	Increase
Distribution	$857,031	$835,756	$21,275	3%
All Other Operations	129,756	100,892	28,864	29%

	$986,787	$936,648	$50,139	5%

     The Distribution segment’s gross profits increased $21.3 million (3%) compared to the prior year. Distribution’s gross profit margin of 50.3% in fiscal 2004 decreased 60 basis points from 50.9% in fiscal 2003. The lower gross profit margin primarily resulted from a shift in sales mix away from higher margin gas and rent sales and towards lower margin sales of hardgoods. Acquisitions of two distributors of safety products also contributed to the shift in mix. The Distribution segment’s sales consisted of 51.8% gas and rent compared to 52.6% in fiscal 2003.

     All Other Operations’ gross profits increased $28.9 million (29%) compared to the prior year. Higher gross profits primarily reflect the consolidation of National Welders, higher sales volumes of liquid carbon dioxide sourced from the new Hopewell, Virginia plant and an acquisition. The consolidation of National Welders contributed gross profits of $22 million. The gross profit margin of 55% was flat compared to 54.9% in the prior year. The fourth quarter consolidation of National Welders had an insignificant impact on the gross profit margin. Had National Welders been consolidated for all of fiscal 2004, the impact on the All Other Operations segment’s gross profit margin would also not have been significant.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $33.6 million (5%) compared to the prior year principally from the consolidation of National Welders, higher distribution-related expenses, costs contributed by acquired businesses and fire-related losses. The consolidation of National Welders contributed $16 million to the increase in SD&A expenses. The increase in distribution-related expenses of approximately $5 million was primarily driven by higher fuel, repair and maintenance costs. Higher fuel costs were directly related to the increase in oil prices during fiscal 2004. Acquired businesses contributed approximately $13 million to the increase in SD&A expenses. During fiscal 2004, the Company sustained fire-related losses at certain of its plants of $2.8 million, which represented the Company’s self-insurance retention. The prior year included costs of $2.7 million associated with the integration of the packaged gas business acquired from Air Products in February 2002. Acquisition integration expenses were not significant during fiscal 2004. As a percentage of net sales, SD&A expenses decreased 40 basis points to 38.7% compared to 39.1% in the prior year.

     Depreciation expense of $82.6 million in fiscal 2004 increased $9.1 million (12%) compared to $73.5 million in fiscal 2003. The increase reflects depreciation on the current and prior year’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. The fourth quarter consolidation of National Welders also contributed $2.6 million to the increase in depreciation expense.

     Amortization expense of $5.4 million in fiscal 2004 decreased $1 million compared to $6.4 million in fiscal 2003. The decrease in amortization expense was primarily attributable to the expiration of certain non-compete agreements.

Special Charges (Recoveries)

     In fiscal 2004, a special charge recovery of $776 thousand consisted of lower estimates of the ultimate cost of prior years’ restructuring charges. The special charge recovery was included in the Distribution segment and represented a change in estimate related to facility exit costs.

     In fiscal 2003, a special charge of $2.7 million incurred by the Distribution segment consisted of a restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions. The special charge included facility exit costs associated with the closure of certain facilities and employee severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income increased 8% in fiscal 2004 compared to fiscal 2003. The operating income margin increased 20 basis points to 8.9% from 8.7% in the prior year.

(In thousands)	2004	2003	Increase
Distribution	$136,449	$130,534	$5,915	5%
All Other Operations	31,331	25,348	5,983	24%

	$167,780	$155,882	$11,898	8%

     The Distribution segment’s operating income margin of 8% in fiscal 2004 was consistent with 7.9% in fiscal 2003. The fiscal 2004 operating income margin reflects the lower gross profit margin, described above, effectively offset by lower operating expenses as a percentage of sales.

     The All Other Operations segment’s operating income margin decreased 50 basis points to 13.3% compared to 13.8% in fiscal 2003. The decrease in the operating income margin primarily resulted from higher operating expenses as a percentage of sales driven by the consolidation of National Welders. National Welders has a higher cost structure compared to the other businesses included in the segment. Had National Welders been consolidated for all of fiscal 2004, the operating income margin would have been 11.5%.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $45.6 million representing a decrease of $4.1 million
(-8%) compared to the prior fiscal year. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of a grantor trust associated with an operating lease and the December 31, 2003 consolidation of National Welders.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $162.6 million and $158.9 million at March 31, 2004 and 2003, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at March 31, 2004 was 57% fixed to 43% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2004, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $900 thousand.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates totaled $5.2 million in fiscal 2004 compared to $3.8 million in the prior year. The results of National Welders for the nine months ended December 31, 2003 (earnings of $4.4 million) were reported in the income statement as equity in earnings of unconsolidated affiliates. Effective January 1, 2004, National Welders’ results were reflected broadly across the income statement. The increase in the equity in earnings of unconsolidated affiliates compared to the prior year resulted primarily from a $1.7 million non-recurring life insurance policy gain recognized by National Welders in December 2003. Prior to the date that the Company entered into the joint venture agreement with National Welders, the founders of National Welders had obtained life insurance policies on key personnel in which National Welders was the named beneficiary.

Minority Interest Expense

     Minority interest expense of $291 thousand in fiscal 2004 represents the portion of National Welders’ operating results applicable to the preferred stockholders of National Welders.

Income Tax Expense

     The effective income tax rate was 37.2% of pre-tax earnings in fiscal 2004 compared to 37.7% in fiscal 2003.

Net Earnings

     Net earnings in fiscal 2004 were $80.2 million, or $1.07 per diluted share, compared to $68.1 million, or $0.94 per diluted share, in fiscal 2003.

     The weighted average number of shares outstanding used in computing earnings per diluted share was 2.4 million shares higher in fiscal 2004 compared to fiscal 2003. The increase in the weighted average number of shares outstanding primarily resulted from stock option exercises and shares purchased by employees under the Company’s Employee Stock Purchase Plans. The Company expects that the weighted average number of shares outstanding will increase 2% to 3% per year.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: 2003 COMPARED TO 2002

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2003 (“fiscal 2003”) were $1.79 billion compared to $1.64 billion in fiscal 2002. Sales growth was driven by the fiscal 2002 fourth quarter acquisition of the majority of Air Products’ U.S. packaged gas business. In addition, the Company continued to pursue opportunistic acquisitions to complement its national distribution network, completing four acquisitions in fiscal 2003. Although there was significant acquisition-related sales growth, net sales were adversely affected by the sluggish economic environment. The weak manufacturing and industrial markets contributed to a same-store sales decline of 2% compared to the prior year reflecting lower hardgoods sales mitigated by higher gas and rent sales. Higher gas and rent sales reflect the Company’s focus on strategic sales initiatives related to medical and bulk gases and strategic account customers. The Company’s sales initiatives contributed to an 8% increase in medical gas sales, a 9% increase in bulk gas delivery sales, and a 7% increase in sales to strategic account customers. With a focus on controlling costs and improving operational effectiveness, the Company also embarked on other strategic initiatives, including the centralization of certain hardgoods procurement functions, rollout of an inventory management system, and implementation of a sales force effectiveness program.

     Fiscal 2003 net earnings were $68.1 million, or $0.94 per diluted share, compared to a net loss of $10.4 million, or a loss of $0.15 per diluted share, in fiscal 2002.

     As discussed in the “Income Statement Commentary” below, fiscal 2003 results were affected by the following:

•	special and other charges totaling $2.9 million ($2.2 million after-tax), or $0.03 per diluted share, primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions.

     Fiscal 2002 results were affected by the following:

•	a non-cash after-tax charge of $59 million, or $0.84 per diluted share, representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets; and

•	a litigation settlement charge of $8.5 million ($5.7 million after-tax), or $0.08 per diluted share.

     During fiscal 2003, the Company successfully integrated the business acquired from Air Products in the prior year. In addition, during fiscal 2003, the Company completed the acquisition of four complementary packaged gas distributors with combined annual sales of approximately $33 million. The acquired businesses further expanded the Company’s broad distribution network and national market reach.

     Strong cash flow fundamentals have been characteristics of the Company since its inception. The cash flow generated by the Company, excluding the cash generated from the expanded trade receivables securitization program that was used to pay down the Company’s revolving credit facilities, enabled it to repay debt of $93.5 million in fiscal 2003. Additionally, the Company was able to reduce its off-balance sheet commitments by $2.5 million in fiscal 2003. Lower interest rates during fiscal 2003 also reduced the Company’s debt service requirements and aided in the ability to repay debt, as well as favorably impacted net earnings during the year.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 9% in fiscal 2003 compared to fiscal 2002, driven primarily by the prior year acquisition of Air Products’ packaged gas business, while same-store sales declined 2%. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2003	2002	Increase
Distribution	$1,642,076	$1,494,267	$147,809	10%
All Other Operations	183,849	173,594	10,255	6%
Intercompany eliminations	(38,961)	(31,814)	(7,147)

	$1,786,964	$1,636,047	$150,917	9%

     Distribution segment sales increased $148 million (10%) driven by acquisitions, partially offset by a decline in same-store sales. The Company estimates that net acquisition and divestiture activity contributed $181 million to sales in fiscal 2003. The net acquisition and divestiture activity primarily reflects the impact of the February 28, 2002 acquisition of Air Products. The Air Products’ operations contributed $17.6 million to the Company’s fiscal 2002 net sales. On a same-store basis, the Distribution segment’s sales decreased $33 million (-2%) reflecting a decline in hardgoods same-store sales of $42 million (-5%), partially offset by gas and rent sales growth of $9 million (1%). The decline in hardgoods same-store sales resulted from lower sales volumes of industrial tools and welding hardgoods, reflecting the general weakness in the industrial and manufacturing sectors of the economy. Although overall safety product sales were flat due to a decline in branch-based sales, safety product sales through the telesales channel grew 4%.

     Distribution gas and rent same-store sales growth was driven by sales initiatives related to medical and bulk gases, as well as strategic accounts. The growth achieved through these initiatives was partially offset by volume declines in industrial gases reflecting the general weakness in the industrial and manufacturing sectors of the economy. Fiscal 2003 medical gas and rent revenues grew 8% to $135 million versus the prior year reflecting volume gains. Bulk gas and rent revenues increased to approximately $100 million, representing a 9% increase over the prior year with pricing remaining relatively stable. On a same-store basis, sales to strategic account customers (sales to large customers with multiple locations) grew 7% to $247 million in fiscal 2003 reflecting the Company’s success in leveraging its broad distribution network to service large customers. Although several major strategic account customers purchased lower volumes of products, the addition of nearly 80 new strategic account customers during fiscal 2003 generated sales growth. Rental revenue was also favorably impacted by an 8% increase in welding equipment rentals from the Company’s expansion of its rental welder fleet. The Company has followed a strategy of focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves. The strategic sales initiatives are designed to develop niches in products and services that are expected to grow at a faster rate than the overall economy and to position the Company for growth into the future.

     All Other Operations’ sales, net of intercompany sales eliminations, increased $3.1 million (2%), principally from net acquisition and divestiture activity and same-store sales growth. Acquired sales of high-end specialty gases from the Air Products acquisition more than offset divested sales from two nitrous oxide plants sold in the third quarter of fiscal 2002. Same-store sales increased $1.5 million (1%) driven by specialty gas sales and higher volumes of liquid carbon dioxide associated with the January 2003 completion of a new carbon dioxide plant in Hopewell, Virginia.

Gross Profits

     Gross profits increased 15% and the gross profit margin increased 240 basis points to 52.4% in fiscal 2003 compared to 50% in fiscal 2002.

(In thousands)	2003	2002	Increase
Distribution	$835,756	$724,173	$111,583	15%
All Other Operations	100,892	93,121	7,771	8%

	$936,648	$817,294	$119,354	15%

     Distribution gross profits increased approximately $112 million (15%) primarily from the Air Products acquisition. The Distribution segment’s gross profit margin of 50.9% in fiscal 2003 increased 240 basis points from 48.5% in fiscal 2002. The gross margin improvement resulted from a shift in sales mix towards higher-margin gas and rent and reduced product discounting associated with the Company’s hardgoods discount management program. The shift in sales mix was primarily attributable to the Air Products acquisition, which had a sales mix of 76% gas and rent. On a same-store basis, lower volumes of hardgoods also contributed to the shift in sales mix towards gas and rent. Distribution segment sales consisted of 52.6% gas and rent compared to 47.3% in the prior year.

     All Other Operations’ gross profits increased $7.8 million (8%) driven by lower raw material and production costs of the dry ice operations, which reduced the cost per ton produced, and net acquisition and divestiture activity. Gross profits attributable to specialty gas business acquired from Air Products more than compensated for the fiscal 2002 divestiture of two nitrous oxide plants. Same-store sales growth of specialty gases also contributed to the increase in All Other Operations’ gross profits. All Other Operations’ gross profit margin of 54.9% increased 130 basis points from 53.6% in the prior year.

Operating Expenses

     SD&A expenses increased $78.9 million (13%) compared to fiscal 2002 principally from the addition of the Air Products’ operations. Although salaries and benefits, fuel and acquisition integration costs increased in fiscal 2003 compared to fiscal 2002, the increases were partially mitigated by lower legal expenses and management’s focus on expense control in other areas. Legal expense in fiscal 2002 included a charge of $8.5 million associated with the settlement of litigation brought by a competitor. There were no similar charges in fiscal 2003. As a percentage of net sales, SD&A expenses increased 120 basis points to 39.1% compared to 37.9% in the prior year. The increase in operating expenses as a percentage of net sales reflects the addition of the Air Products business, a majority of which is comprised of the distribution of packaged gases. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business and correspondingly higher gross profit margins.

     Depreciation expense of $73.5 million in fiscal 2003 increased $8.7 million (13%) compared to $64.8 million in fiscal 2002. The increase was primarily due to depreciation on the addition of the fixed assets from the Air Products acquisition.

     Amortization expense of $6.4 million in fiscal 2003 decreased $1.8 million compared to $8.2 million in fiscal 2002. The decrease in amortization expense was primarily attributable to the expiration of certain non-compete agreements.

Special Charge

     A special charge of $2.7 million incurred by the Distribution segment in fiscal 2003 consisted of a restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions. The special charge included facility exit costs associated with the closure of certain facilities and employee severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income increased 25% in fiscal 2003 compared to fiscal 2002.

(In thousands)	2003	2002	Increase
Distribution	$130,534	$103,430	$27,104	26%
All Other Operations	25,348	21,603	3,745	17%

	$155,882	$125,033	$30,849	25%

     The Distribution segment’s operating income margin of 7.9% in fiscal 2003 increased 100 basis points compared to 6.9% in fiscal 2002. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the special charge noted above and an increase in operating expenses as a percentage of sales.

     All Other Operations’ operating income margin increased 140 basis points to 13.8% compared to 12.4% in fiscal 2002. The improved operating income margin reflects lower raw material and production costs of the Company’s dry ice operations, higher gross profits from higher specialty gas sales leveraging fixed manufacturing costs, and a focus on cost control by management.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $49.7 million representing a decrease of $2.2 million
(-4%) compared to the prior fiscal year. The decrease in interest expense resulted from lower weighted-average interest rates associated with the Company’s variable rate debt, partially offset by higher average debt levels. Higher average debt levels resulted from indebtedness associated with acquisition activity, principally the Air Products acquisition.

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

     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates at March 31, 2003 was 41% fixed to 59% variable.

Income Tax Expense

     The effective income tax rate was 37.7% of pre-tax earnings in fiscal 2003 compared to 38% in fiscal 2002.

     Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter of fiscal 2003 that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in either fiscal 2003 or fiscal 2002.

Earnings before the Cumulative Effect of a Change in Accounting Principle

     Earnings before the cumulative effect of a change in accounting principle for fiscal 2003 were $68.1 million, or $0.94 per diluted share, compared to $48.6 million, or $0.69 per diluted share, in fiscal 2002.

Cumulative Effect of a Change in Accounting Principle

     In connection with the adoption of SFAS 142, Goodwill and Other Intangible Assets, on April 1, 2001, the Company performed an evaluation of goodwill, which indicated that goodwill of one reporting unit, its tool business, was impaired. Fiscal 2002 included a $59 million, or $0.84 per diluted share, non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and consequently, no tax benefit was recorded in relation to the charge.

Net Earnings (Loss)

     Net earnings for fiscal 2003 were $68.1 million, or $0.94 per diluted share, compared to a net loss in fiscal 2002 of $10.4 million, or a loss of $0.15 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2004 Cash Flows

     Net cash provided by operating activities totaled $209.1 million in fiscal 2004 compared to $194.4 million in fiscal 2003. The increase in fiscal 2004 operating cash flows principally resulted from improvements in cash provided by working capital, higher net earnings and the consolidation of National Welders, partially offset by a lower source of cash from the trade receivables securitization program. In fiscal 2003, deferred taxes and the change in other current assets reflect an equal and opposite impact of the reversal of a $19 million tax refund related to a revised interpretation of a change in the tax law. Comparing the fiscal 2004 changes in working capital to the fiscal 2003 changes in working capital adjusted for the non-cash deferred tax reclassification, working capital provided cash of $12.9 million in 2004 versus a use of cash of $11.2 million in 2003. Net earnings adjusted for non-cash items provided cash of $192.4 million versus $180.7 million in fiscal 2003, adjusted for the fiscal 2003 deferred tax reclassification. Fiscal 2004 cash from operations also reflects $9.8 million associated with the fourth quarter operating results of National Welders. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Prior to the fourth quarter consolidation of National Welders, the management fee paid by National Welders to the Company was reflected as an investing activity as fees from unconsolidated affiliates. In fiscal 2004, the trade receivables securitization program was a lower source of cash by $21.2 million compared to fiscal 2003. In fiscal 2003, the addition of trade receivables associated with the Air Products acquisition in February 2002 contributed to an increase in receivables sold under the securitization program. Cash provided by operating activities in fiscal 2004 were primarily used to fund capital expenditures and acquisitions as well as for the repayment of debt.

     Cash used in investing activities totaled $122.5 million and primarily consisted of capital expenditures and acquisitions. Capital expenditures of $93.7 million, including $2.2 million associated with National Welders, were $25.8 million higher than fiscal 2003 principally due to spending for cylinders, bulk and micro-bulk tanks, two fill plant upgrades and the purchase of a corporate plane. Cylinder and bulk tank purchases were driven by continued growth in medical and bulk gas sales. The Company estimates fiscal 2005 capital expenditures will be in the range of $115 million to $130 million. The higher level of capital spending anticipated in fiscal 2005 is driven by a real estate and tube trailer lease buyout program and expansion of the Company’s medical product distribution infrastructure. The acquisition of five businesses during fiscal 2004 also used cash of $34.9 million.

     Financing activities used cash of $86.6 million primarily for the net repayment of debt of $70.7 million, lower cash overdrafts of $14.2 million and dividends paid to stockholders of $11.8 million. National Welders’ repayment of $7.8 million of debt in the fourth quarter of fiscal 2004 contributed to the cash used in financing activities. The cash overdraft represents the change in the balance of outstanding checks. Financing activities also included proceeds of $13.1 million received from the exercise of stock options.

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

Dividends

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history of $0.04 per share, which was paid to stockholders on June 30, 2003. Subsequently, at the end of each quarter during fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.04 per share. In addition, on May 25, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share, representing a 13% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2004 to stockholders of record as of June 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

     The Company’s Consolidated Balance Sheet at March 31, 2004 includes the financial obligations of the National Welders joint venture in accordance with the requirements of FIN 46R. National Welders’ financial debt instruments are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s debt obligations. The financial instruments of National Welders are discussed separately under the heading “Financial Instruments of the National Welders Joint Venture.”

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $38.2 million) under a credit agreement with a maturity date of July 30, 2006. At March 31, 2004, the Company had borrowings under the credit agreement of approximately $8 million and $25 million Canadian (U.S. $19 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $33 million at March 31, 2004. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the amount of dividends declared and paid, and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $225 million at March 31, 2004. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At March 31, 2004, the effective interest rates on borrowings under the revolving credit facilities were 3.13% on U.S. borrowings and 4.44% on Canadian borrowings.

     Borrowings under the revolving credit facilities are guaranteed by certain of the Company’s domestic subsidiaries and Canadian borrowings are guaranteed by Canadian subsidiaries. The Company pledged 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

     In May 2003, the Company obtained an amendment to its credit agreement that allowed for the issuance of up to an additional $200 million of senior public debt and for the expansion of its senior credit facilities by up to $150 million (see Senior Subordinated Notes below). Subject to existing financial covenants, the amendment also provided the Company with additional flexibility to pay dividends, repurchase Airgas common stock and invest in acquisitions.

     In anticipation of the acquisition of assets from BOC, the Company obtained an amendment to its credit agreement in February 2004 that, among other things, permits the Company to invest up to $275 million in acquisitions during fiscal 2005.

Term Loan

     At March 31, 2004, the Company had an outstanding term loan with a principal balance of $70 million bearing an effective interest rate of 3.11%. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term Debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     At March 31, 2004, the Company had $100 million of unsecured medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2004, acquisition and other notes totaled approximately $8.5 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     In March 2004, the Company issued $150 million of senior subordinated notes (the “2004 Notes”) with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. Proceeds from the issuance of the 2004 Notes were used to redeem $75 million of medium-term notes due March 2004 and to pay down borrowings on the Company’s U.S. revolving credit facility. The 2004 Notes were sold in accordance with the provisions of Rule 144A under the Securities Act of 1933 (the “Securities Act”). During fiscal 2005, the Company will exchange the 2004 Notes for substantially similar notes registered with the Securities and Exchange Commission in accordance with the Securities Act.

     In addition to the 2004 Notes, at March 31, 2004, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Financial Instruments of the National Welders Joint Venture

     In July 2002, National Welders entered into a credit agreement (“the Credit Agreement”) to provide for available credit up to $100 million secured by certain assets of National Welders. The Credit Agreement provides for a Term Loan A of $26.2 million, a Term Loan B of $21 million, a Term Loan C of $8.8 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand through maturity in June 2007. Term Loan B matures in July 2006. The revolving credit line matures in June 2006. Interest rates on the Credit Agreement are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. The Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on National Welders’ common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of the 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors.

     At March 31, 2004, National Welders had borrowings under its revolving credit line of $5.5 million, under Term Loan A of $21.1 million and under Term Loan B of $21 million. There were no amounts borrowed or outstanding under Term Loan C at March 31, 2004. At March 31, 2004, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.09%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of $47.3 million at March 31, 2004. National Welders also had a note payable to a bank of $5.5 million that is secured by a production facility and bears a fixed interest rate of 7%. National Welders’ long-term debt also included acquisition and other notes totaling $652 thousand.

Interest Rate Swap Agreements

     The Company manages its exposure to changes in market interest rates. At March 31, 2004, the Company was party to a total of eight interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $215 million in notional principal amount at March 31, 2004. Four swap agreements with approximately $90 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.12% at March 31, 2004). The remaining terms of these swap agreements range from between four and nineteen months. Four swap agreements with approximately $125 million in notional principal amount require the Company to make variable interest payments based on six-month LIBOR (average effective rate of 3.16% at March 31, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at March 31, 2004. The remaining terms of these swap agreements range from between two and seven years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties.

     National Welders participates in one interest rate swap agreement with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 1.09% at March 31, 2004.

     After considering the effect of interest rate swap agreements on the Company’s debt and off-balance sheet trade receivables securitization agreement, the Company’s ratio of fixed to variable interest rates was 57% fixed to 43% variable at March 31, 2004. The ratio includes the effect of the fixed to variable ratio of National Welders’ debt. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2004, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $900 thousand.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2005, but may be renewed subject to renewal provisions contained in the agreement. During fiscal 2004, the Company sold, net of its retained interest, $1,696 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,692 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $162.6 million at March 31, 2004 and $158.9 million at March 31, 2003.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $44 million and $45 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2004 and 2003, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

Debt of Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. The Trust incurred debt to purchase the properties and equipment from the Company. The Company, in turn, paid rent to the Trust. The rental payments to the Trust were based on LIBOR plus an applicable margin and matched the debt service requirements for the debt held by the Trust. The Trust was not consolidated for financial reporting purposes and the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $41 million at March 31, 2003.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust (see Note 2 to the Consolidated Financial Statements included under Item 8). The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company was determined to be the primary beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. Upon consolidation, the Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a deferred gain of $13 million. The consolidation of the Trust resulted in the Company recognizing $1 million in interest expense and $1 million in depreciation expense in the nine months ended March 31, 2004, which had previously been recognized as rent expense to the Trust. The debt of the grantor trust matures in October 2004 and is classified as long-term based upon the Company’s ability and intention to refinance it with borrowings under its long-term credit facilities.

Employee Benefits Trust

     Since March 1999, the Company has maintained a trust (the “Employee Benefits Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. From inception through 2001, the Company, pursuant to a Common Stock Purchase Agreement, sold approximately 7 million shares of common stock, previously held as treasury stock, to the Employee Benefits Trust. The Company holds promissory notes from the Employee Benefits Trust in the amount of common stock purchased by the trust. Shares held by the Employee Benefits Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Employee Benefits Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. Approximately 1.2 million and 900 thousand shares were issued from the Employee Benefits Trust for employee benefit programs during fiscal 2004 and 2003, respectively. As of March 31, 2004, the Employee Benefits Trust held approximately 2.2 million shares of Company common stock. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Employee Benefits Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Employee Benefits Trust.

Inflation

     While the U.S. inflation rate has been relatively modest for several years, rising costs continue to affect the Company’s business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

OTHER

Critical Accounting Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill and business insurance reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Trade Receivables

     The Company must make estimates of the collectability of its trade receivables. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends, known bankruptcies and problem accounts. Management believes that the allowances for doubtful accounts as of March 31, 2004 and 2003 are adequate.

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

Goodwill

     The Company accounts for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not amortized, but is instead tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. The annual impairment test used by the Company consists of a discounted cash flow analysis. The discounted cash flow analysis requires estimates, assumptions and judgments that could be materially different if different estimates, assumptions and judgments were used.

Business Insurance Reserves

     The Company has insurance programs to cover workers’ compensation, business automobile, general and product liability claims. The insurance programs have self-insured retention of $500 thousand per occurrence and an annual aggregate limit of $1.7 million of claims in excess of $500 thousand. The Company accrues estimated losses using actuarial models and assumptions based on the Company’s historical loss experience. National Welders is also self-insured for workers’ compensation claims. Workers’ compensation claims are self-insured up to $250 thousand per person annually with an aggregate liability of $575 thousand. Provisions for expected future claim payments are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. Both the Company and National Welders will adjust their insurance reserves, if necessary, in the event that future loss experience differs from historical loss patterns.

Contractual Obligations and Off-Balance Sheet Arrangements

     The following table presents the Company’s contractual obligations and off-balance sheet arrangements as of March 31, 2004:

(In thousands)		Payments Due by Period
Contractual and Off-Balance Sheet Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Obligations reflected on the March 31, 2004 Balance Sheet:
Long-term debt (1)	$688,838	$6,140	$288,106	$12,157	$382,435
Off-balance sheet obligations as of March 31, 2004:
Operating leases (2)	134,389	39,329	55,874	28,194	10,992
Trade receivables securitization (3)	162,600	—	162,600	—	—
Letters of credit (4)	32,598	32,598	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (5)	539,000	52,000	91,500	84,000	311,500
Liquid carbon dioxide supply agreements (6)	124,470	12,401	18,548	11,826	81,695
Other purchase commitments (7)	5,104	4,160	683	261	—

Total	$1,686,999	$146,628	$617,311	$136,438	$786,622

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2004. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The Company’s operating leases include approximately $55 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $13.8 million related to its leased vehicles.

(3)	The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2005, but the term is subject to renewal provisions contained in the agreement. Under the securitization agreement, on a monthly basis, eligible trade receivables are sold to two commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its revolving credit facilities. The securitization agreement is a form of off-balance sheet financing. Also see Note 13 to the Consolidated Financial Statements.

(4)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims and acquisition notes. The letters of credit are supported by the Company’s revolving credit facility.

(5)	In connection with the Air Products acquisition, the Company entered into a 15-year take-or-pay supply agreement, expiring September 1, 2017, under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the new BOC supply agreement noted below. Additionally, the Company has commitments to purchase helium under the terms of the supply agreement. Based on the volume of fiscal 2004 purchases, the Air Products supply agreement represents approximately $42 million in annual liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2004 purchases.

In December 2002, the Company entered into a 3-year take-or-pay supply agreement with BOC to purchase liquid nitrogen, oxygen and argon. Under the BOC supply agreement, BOC reserves specified production volumes at certain plants and the Company has agreed to purchase at least 75% of those volumes. Purchases under the existing BOC supply agreement are anticipated to be approximately $10 million annually. The BOC supply agreement will be replaced with a new BOC supply agreement upon closing of the acquisition of the BOC packaged gas business.

Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(6)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The aggregate obligations under the supply agreements represent approximately 20% of the Company’s annual carbon dioxide requirements. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2004 purchases. The Company believes the minimum product purchases under the Agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(7)	Other purchase commitments primarily include property, plant and equipment expenditures.

New Accounting Pronouncements

     There were no new accounting pronouncements that have been issued and not adopted as of the date of this Annual Report on Form 10-K.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: management’s belief that the Company is well positioned to take advantage of a rebounding industrial economy; the closing of the BOC acquisition on July 30, 2004; the process of integrating the BOC acquisition providing both challenges and opportunities; the components of the BOC business and the revenues to be acquired; the Company’s belief that the economic recovery will continue during fiscal 2005; the Company’s estimate of fiscal 2005 net earnings of $1.21 to $1.27 per diluted share, including $0.02 per diluted share of accretion from the BOC acquisition; the Company’s estimate that net earnings in the fiscal 2005 first quarter will be $0.27 to $0.31 per diluted share; the success of strategic sales initiatives as platforms for sales growth and market penetration in the industries served by the Company; the ability to grow sales through the strategy of focusing on opportunities in niche markets; the success of focusing on products and markets that will grow at a faster rate than the overall economy; the Company’s belief that, if a contractual arrangement with any supplier of gases, raw materials or hardgoods was terminated, it would be able to locate alternative sources of supply without disruption of service; the Compnay’s beleif that the minimum product purchases under its liquid bulk gas and carbon dioxide supply agreements are well with in the Company’s normal product purchases; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $900 thousand; the Company’s expectation that the weighted average number of shares outstanding will increase 2% to 3% per year; the Company’s estimate that fiscal 2005 capital spending will be in the range of $115 million to $130 million; the identification of acquisition candidates; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s ability to refinance the term loan and grantor trust debt with borrowings under its long-term revolving credit facilities; the ability to contain costs and/or pass-on cost increases to customers in an inflationary environment; the Company’s estimates of purchase commitments associated with product supply agreements; the Company’s belief that the minimum product purchases under product supply agreements are well within the Company’s normal product purchases; and the performance of counterparties under interest rate swap agreements.

     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic sales initiatives and resulting inability to drive sales growth and market penetration; the Company’s inability to identify niche products and services that will grow at a faster rate than the overall economy; the inability to obtain alternative supply sources to adequately meet customer demand; the inability to take delivery of minimum product purchases under the liquid bulk gas and liquid carbon dioxide supply agreements; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; disruption to the Company’s business from integration problems associated with acquisitions; the failure to close the BOC acquisition by July 30, 2004; higher or lower capital spending in fiscal 2005 than that estimated by the Company; a lack of available cash flow necessary to pay future dividends; higher levels of options exercised or shares purchased under the employee stock purchase programs and their effect on weighted average shares outstanding; actual earnings in the first quarter of fiscal 2005 and/or in fiscal 2005 falling outside the Company’s range of estimates; the inability of the Company to increase sales despite a rebound in the economy; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, current debt maturities and to reduce debt; the inability to identify and successfully integrate acquisition candidates; defaults by counterparties under interest rate swap agreements; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; the inability to pass-on cost increases to customers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable rate debt was 57% to 43% at March 31, 2004. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2004. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
								Fair
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Fixed Rate Debt:
Medium-term notes	$—	$—	$100	$—	$—	$—	$100	$104
Interest expense	$8	$8	$4	$—	$—	$—	$20
Average interest rate	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$7	$1	$—	$—	$—	$8	$8
Interest expense	$1	$—	$—	$—	$—	$—	$1
Average interest rate	7.70%	7.90%	7.65%
Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$225	$225	$250
Interest expense	$21	$21	$21	$21	$21	$53	$158
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$152
Interest expense	$9	$9	$9	$9	$9	$49	$94
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
National Welders:
Other notes	$2	$2	$2	$—	$—	$—	$6	$7
Interest expense	$.3	$.2	$.1	$—	$—	$—	$.6
Average interest rate	7.00%	7.00%	7.00%

	Fiscal Year of Maturity
								Fair
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Variable Rate Debt:
Revolving credit facilities	$—	$—	$27	$—	$—	$—	$27	$27
Interest expense	$1	$1	$—	$—	$—	$—	$2
Interest rate (a)	4.06%	4.06%	4.06%
Term Loan	$22	$30	$18	$—	$—	$—	$70	$70
Interest expense	$2	$1	$—	$—	$—	$—	$3
Interest rate (a)	3.11%	3.11%	3.11%
Debt of Grantor Trust (b)	$41	$—	$—	$—	$—	$—	$41	$41
Interest expense	$1	$—	$—	$—	$—	$—	$1
Interest rate	2.85%
National Welders:
Revolving credit facility	$—	$—	$6	$—	$—	$—	$6	$6
Interest expense	$.2	$.2	$—	$—	$—	$—	$.4
Interest rate (a)	3.09%	3.09%
Term loan A	$3	$3	$3	$12	$—	$—	$21	$21
Interest expense	$.6	$.5	$.4	$.1	$—	$—	$1.6
Interest rate (a)	3.09%	3.09%	3.09%	3.09%
Term loan B	$—	$—	$21	$—	$—	$—	$21	$21
Interest expense	$.7	$.6	$.2	$—	$—	$—	$1.5
Interest rate (a)	3.09%	3.09%	3.09%

	Fiscal Year of Maturity
								Fair
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Interest Rate Swaps:
US $ denominated Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$40	$50	$—	$—	$—	$—	$90	$2
Swap payments/(receipts)	$2	$1	$—	$—	$—	$—	$3
Variable Receive rate = 1.12% (3-month LIBOR)
Weighted average pay rate = 4.55%
4 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$—	$50	$—	$—	$75	$125	$(14)
Swap payments/(receipts)	$(7)	$(7)	$(5)	$(4)	$(4)	$(10)	$(37)
Variable pay rate = 3.16% (6-month LIBOR)
Weighted average receive rate= 8.36%
National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$—	$21	$—	$—	$—	$21	$3
Swap payments/(receipts)	$1.2	$1.2	$.3	$—	$—	$—	$2.7
Variable receive rate = 1.09% (30-day LIBOR)
Weighted average pay rate= 6.72%
Other Off-Balance Sheet
LIBOR-based agreements:
Trade receivable securitization (c)	$—	$163	$—	$—	$—	$—	$163	$163
Discount on securitization	$3	$2	$—	$—	$—	$—	$5

(a)	The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of March 31, 2004. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of March 31, 2004.

(b)	The Grantor Trust debt will mature on October 8, 2004. The Company intends to refinance the Grantor Trust debt with its revolving credit facility.

(c)	The agreement expires in December 2005, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-54 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information of the Company’s directors appearing in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under “Board of Directors and Committees,” “Executive Compensation” and “Certain Transactions” appearing in the Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the sections headed “Security Ownership” and “Equity Compensation Plan Information” under “Executive Compensation” appearing in the Company’s Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth in the Proxy Statement under the section “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Accountants” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2):

     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

     The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

(b) Reports on Form 8-K.

     During the fourth quarter ended March 31, 2004, the following Form 8-K reports were filed or furnished by the Company:

     On January 27, 2004, the Company filed a current report on Form 8-K pursuant to Items 5 and 7 announcing that it signed a non-binding letter of intent to acquire most of the assets of the U.S. packaged gas business of The BOC Group, Inc. in a transaction valued up to $200 million.

     On January 29, 2004, the Company furnished a current report on Form 8-K dated January 28, 2004 pursuant to Items 7 and 12 reporting its earnings for its third quarter and nine months ended December 31, 2003.

     On March 4, 2004, the Company filed a current report on Form 8-K dated March 2, 2004 pursuant to Items 5 and 7 announcing its intent to commence an offering of $150 million of a new series of senior subordinated notes due 2014.

     On March 4, 2004, the Company filed a current report on Form 8-K dated March 3, 2004 pursuant to Items 5 and 7 announcing that it priced and will sell $150 million of its 6.25% senior subordinated notes due 2014.

(c) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company’s September 30, 1999 Quarterly Report on Form 10-Q).

4.1	Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2001 Quarterly Report on Form 10-Q).

4.2	First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2001 Quarterly Report on Form 10-Q).

4.3	Second Amendment, dated August 20, 2002, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.3 to the Company’s March 31, 2003 Report on Form 10-K).

4.4	Third Amendment, dated May 2, 2003, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.4 to the Company’s March 31, 2003 Report on Form 10-K).

4.5	Fourth Amendment, dated February 6, 2004, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2003 Quarterly Report on Form 10-Q).

4.6	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.7	Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.8	Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

Exhibit No.	Description
4.9	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.10	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.11	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statementj on Form S-4 No. 333-114499 dated April 15, 2004).

4.12	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

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

4.13	Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-A filed on April 28, 1997).

4.14	First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 1998 Quarterly Report on Form 10-Q).

*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.3	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-69214 dated September 10, 2001).

Exhibit No.	Description
*10.4	2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-107872 dated August 12, 2003).

*10.5	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Report on Form 8-K).

*10.6	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Report on Form 10-K).

*10.7	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.8	1997 Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1997 Quarterly Report on Form 10-Q).

*10.9	Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 1999 Report on Form 10-K).

*10.10	Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.13 to the Company’s March 31, 2000 Report on Form 10-K).

*10.11	Airgas, Inc. Fiscal Year 2002 Executive Bonus Plan dated April 1, 2001. (Incorporated by reference to Exhibit 10.18 to the Company’s March 31, 2002 Report on Form 10-K).

*10.12	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

10.13	Asset Purchase Agreement dated January 3, 2002, by and among Air Products and Chemicals, Inc., Airgas, Inc. and National Welders Supply Company, Inc. A Liquid Bulk Product Supply Agreement is included as Exhibit E-1 to the Asset Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 28, 2002). Certain information contained in sections 6.3 and 7.4 of the Liquid Bulk Product Supply agreement was omitted pursuant to a request submitted to the Securities and Exchange Commission for confidential treatment.

Exhibit No.	Description
*10.14	Change of Control Agreement between Airgas, Inc. and Glenn Fischer dated October 10, 2000. Eleven other Executive Officers, including Peter McCausland, are parties to substantially identical agreements. (Incorporated by reference to Exhibit 10.15 to the Company’s March 31, 2002 Report on Form 10-K).

*10.15	Airgas, Inc. Fiscal Year 2003 Executive Bonus Plan dated April 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2002 Report on Form 10-K).

*10.16	Airgas, Inc. Fiscal Year 2004 Executive Bonus Plan dated April 1, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Report on Form 10-Q).

*10.17	Airgas, Inc. Fiscal Year 2005 Executive Bonus Plan dated April 1, 2004.

11	Statement re: computation of earnings per share.

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas, Inc. (Registrant)
By:	/s/ Peter McCausland
Peter McCausland
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter McCausland	Director, Chairman of the Board,	June 10, 2004
and Chief Executive Officer
(Peter McCausland)

/s/ Roger F. Millay	Senior Vice President and	June 10, 2004
Chief Financial Officer
(Roger F. Millay)	(Principal Financial Officer)

/s/ Robert M. McLaughlin	Vice President and Controller	June 10, 2004
(Principal Accounting Officer)
(Robert M. McLaughlin)

/s/ William O. Albertini	Director	June 10, 2004

(William O. Albertini)

/s/ W. Thacher Brown	Director	June 10, 2004

(W. Thacher Brown)

/s/ Frank B. Foster, III	Director	June 10, 2004

(Frank B. Foster, III)

Signature	Title	Date
/s/ James W. Hovey	Director	June 10, 2004

(James W. Hovey)

/s/ Paula A. Sneed	Director	June 10, 2004

(Paula A. Sneed)

/s/ David M. Stout	Director	June 10, 2004

(David M. Stout)

/s/ Lee M. Thomas	Director	June 10, 2004

(Lee M. Thomas)

/s/ Robert L. Yohe	Director	June 10, 2004

(Robert L. Yohe)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas East, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James A. Muller	President and Director	June 10, 2004
(Principal Executive Officer)
(James A. Muller)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Great Lakes, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Ziegler	President and Director	June 10, 2004
(Principal Executive Officer)
(Michael Ziegler)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Mid America, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Hilliard	President and Director	June 10, 2004
(Principal Executive Officer)
(Robert Hilliard)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas North Central, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Stark	President and Director	June 10, 2004
(Principal Executive Officer)
(Ronald Stark)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas South, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Rohde	President and Director	June 10, 2004
(Principal Executive Officer)
(Michael Rohde)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Gulf States, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry B. Coker, III	President and Director	June 10, 2004
(Principal Executive Officer)
(Henry B. Coker, III)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 10, 2004

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Mid South, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Duvall	President and Director	June 10, 2004
(Principal Executive Officer)
(Michael Duvall)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Intermountain, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel L. Tatro	President and Director	June 10, 2004
(Principal Executive Officer)
(Daniel L. Tatro)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Nor Pac, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Clemens	President and Director	June 10, 2004
(Principal Executive Officer)
(Mark Clemens)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Northern California & Nevada, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James D. McCarthy	President and Director	June 10, 2004
(Principal Executive Officer)
(James D. McCarthy)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Southwest, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brent Sparks	President and Director	June 10, 2004
(Principal Executive Officer)
(Brent Sparks)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas West, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Max D. Hooper	President and Director	June 10, 2004
(Principal Executive Officer)
(Max D. Hooper)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 10, 2004

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Safety, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Carlino	President and Director	June 10, 2004
(Principal Executive Officer)
(Don Carlino)

/s/ Glenn Fischer	Director	June 10, 2004

(Glenn Fischer)

/s/ Robert M. McLaughlin	Vice President and Director	June 10, 2004
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Rutland Tool & Supply Co., Inc. (Registrant)

By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Glen Irving	President and Director	June 10, 2004
(Principal Executive Officer)
(Glen Irving)

/s/ Glenn Fischer (Glenn Fischer)	Director	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Carbonic, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Philip J. Filer (Philip J. Filer)	President and Director (Principal Executive Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Specialty Gases, Inc. (Registrant)

By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Russo (William Russo)	President and Director (Principal Executive Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Nitrous Oxide Corp. (Registrant)

By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ted Schulte (Ted Schulte)	President and Director (Principal Executive Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004
/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Red-D-Arc Inc. (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mitch M. Imielinski (Mitch M. Imielinski)	President and Director (Principal Executive Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004
/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

ATNL, Inc. (Registrant)
By:	/s/ Melanie Andrews
Melanie Andrews
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Melanie Andrews (Melanie Andrews)	President (Principal Executive Officer Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Director	June 10, 2004
/s/ Joseph C. Sullivan (Joseph C. Sullivan)	Director	June 10, 2004
/s/ Peter Campbell (Peter Campbell)	Director	June 10, 2004
/s/ Gordon W. Stewart (Gordon W. Stewart)	Director	June 10, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 10, 2004

Airgas Data, LLC (Registrant)
By:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carey M. Verger (Carey M. Verger)	President and Member (Principal Executive Officer)	June 10, 2004
/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Vice President (Principal Financial Officer/ Principal Accounting Officer)	June 10, 2004

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
Reference In
Report On
Form 10-K
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Statement of Management’s Financial Responsibility	F-3
Consolidated Statements of Earnings for the Years Ended March 31, 2004, 2003 and 2002	F-4
Consolidated Balance Sheets as of March 31, 2004 and 2003	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	F-54

     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Airgas, Inc.:

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and derivative instruments and hedging activities effective April 1, 2001 and its method of accounting for variable interest entities effective December 31, 2003.

/s/KPMG LLP
Philadelphia, PA
May 3, 2004

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

     Management maintains a system of internal control, which includes disclosure controls and procedures, at each business unit. This system is designed to provide reasonable assurance that assets are safeguarded, records properly reflect transactions executed in accordance with management’s authorization, and material information related to the Company is made known to management and disclosed in the Consolidated Financial Statements. Management has evaluated the effectiveness of the Company’s disclosure controls as of March 31, 2004. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective and ensure that material information is recorded, processed, summarized and reported as required by accounting principles generally accepted in the United States of America.

     The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

     The Company’s financial statements have been audited by KPMG LLP, an Independent Registered Public Accounting Firm. Their Independent Registered Public Accounting Firm Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, is presented on the previous page. In performing their audit, KPMG LLP considers the Company’s internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets regularly (jointly and separately) with the independent auditors, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

Airgas, Inc.

/s/ Roger F. Millay	/s/ Peter McCausland

Roger F. Millay	Peter McCausland
Senior Vice President and	Chairman and
Chief Financial Officer	Chief Executive Officer

May 3, 2004

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2004	2003	2002
Net Sales	$1,895,468	$1,786,964	$1,636,047
Costs and Expenses
Cost of products sold (excluding depreciation expense)	908,681	850,316	818,753
Selling, distribution and administrative expenses	731,827	698,228	619,316
Depreciation	82,567	73,482	64,785
Amortization (Note 8)	5,389	6,362	8,160
Special charges (recoveries), net (Note 4)	(776)	2,694	—

Total costs and expenses	1,727,688	1,631,082	1,511,014

Operating Income	167,780	155,882	125,033
Interest expense, net (Note 17)	(42,357)	(46,375)	(47,013)
Discount on securitization of trade receivables (Note 13)	(3,264)	(3,326)	(4,846)
Other income (expense), net (Note 3)	625	(645)	1,382
Equity in earnings of unconsolidated affiliates (Note 16)	5,213	3,768	3,835
Minority interest (Note 16)	(291)	—	—

Earnings before income taxes and the cumulative effect of a change in accounting principle	127,706	109,304	78,391
Income taxes (Note 18)	47,514	41,199	29,806

Earnings before the cumulative effect of a change in accounting principle	80,192	68,105	48,585
Cumulative effect of a change in accounting principle (Note 2)	—	—	(59,000)

Net Earnings (Loss)	$80,192	$68,105	$(10,415)

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$1.10	$.97	$.71
Cumulative effect per share of a change in accounting principle	—	—	(.86)

Net earnings (loss) per share	$1.10	$.97	$(.15)

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$1.07	$.94	$.69
Cumulative effect per share of a change in accounting principle	—	—	(.84)

Net earnings (loss) per share	$1.07	$.94	$(.15)

Weighted average shares outstanding:
Basic (Note 5)	72,800	70,500	68,100

Diluted (Note 5)	74,700	72,300	69,900

Comprehensive income (loss)	$82,488	$69,204	$(13,663)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands)	2004	2003
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $7,294 in 2004 and $8,514 in 2003 (Note
13)	$107,013	$71,346
Inventories, net (Note 6)	170,300	151,405
Deferred income tax asset, net (Note 18)	21,054	17,688
Prepaid expenses and other current assets	28,463	30,143

Total current assets	326,830	270,582

Plant and equipment at cost (Note 7)	1,654,187	1,345,783
Less accumulated depreciation	(620,261)	(476,291)

Plant and equipment, net	1,033,926	869,492

Goodwill (Note 8)	504,207	437,709
Other intangible assets, net (Note 8)	19,733	19,832
Investments in unconsolidated affiliates (Note 16)	6,292	65,957
Other non-current assets	40,091	36,671

Total assets	$1,931,079	$1,700,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$114,303	$85,375
Accrued expenses and other current liabilities (Note 9)	122,026	121,292
Current portion of long-term debt (Note 10)	6,140	2,229

Total current liabilities	242,469	208,896

Long-term debt, excluding current portion (Note 10)	682,698	658,031
Deferred income tax liability, net (Note 18)	257,031	209,140
Other non-current liabilities	20,789	27,243
Minority interest in subsidiary (Note 16)	36,191	—
Commitments and contingencies (Note 22)
Stockholders’ Equity (Note 14)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2004 and 2003	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 77,159 and 76,373 shares issued in 2004 and 2003, respectively	772	764
Capital in excess of par value	233,574	216,275
Retained earnings	481,677	413,286
Accumulated other comprehensive loss	(2,566)	(3,302)
Treasury stock, 1,470 and 547 common shares at cost in 2004 and 2003, respectively	(4,658)	(4,289)
Employee benefits trust, 2,241 and 3,421 common shares at cost in 2004 and 2003, respectively	(16,898)	(25,801)

Total stockholders’ equity	691,901	596,933

Total liabilities and stockholders’ equity	$1,931,079	$1,700,243

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2004, 2003 and 2002
	Shares of				Accumulated
	Common		Capital in		Other		Employee	Compre-
	Stock $.01	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income (Loss)
Balance – March 31, 2001	74,360.9	$744	$188,629	$355,596	$(1,153)	$(3,982)	$(42,985)
Net loss				(10,415)				$(10,415)
Foreign currency translation adjustment					(1)			(1)
Purchase of treasury stock						(307)
Shares issued in connection with stock options exercised (Note 15)	832.0	8	5,547				1,885
Tax benefit associated with exercise of stock options (Note 18)			4,330
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			(1,074)				8,443
Issuance of warrants (Note 14)			1,068
Cumulative effect of a change in accounting principle (Note 2)					(6,664)			(6,664)
Net change in fair value of interest rate swap agreements (Note 12)					1,740			1,740
Net tax benefit of comprehensive income items					1,677			1,677

Balance – March 31, 2002	75,192.9	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)	$(13,663)

Net earnings				68,105				68,105
Foreign currency translation adjustment					715			715
Shares issued in connection with stock options exercised (Note 15)	1,180.1	12	9,081				754
Tax benefit associated with exercise of stock options (Note 18)			5,845
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			2,849				6,102
Net change in fair value of interest rate swap agreements (Note 12)					565			565
Net tax expense of comprehensive income items					(181)			(181)

Balance – March 31, 2003	76,373.0	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)	$69,204

Net earnings				80,192				80,192
Foreign currency translation adjustment					1,573			1,573
Shares issued in connection with stock options exercised (Note 15)	786.0	8	8,395				4,728
Airgas common shares owned by National Welders (Note 14)						(369)
Dividends paid on common stock ($0.16 per share) (Note 14)				(11,801)
Tax benefit associated with exercise of stock options (Note 18)			6,190
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			2,714				4,175
Net change in fair value of interest rate swap agreements (Note 12)					1,964			1,964
Consolidation of National Welders’ interest rate swap agreement, net of cumulative tax benefit					(1,560)
Net tax expense of comprehensive income items					(1,241)			(1,241)

Balance – March 31, 2004	77,159.0	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$82,488

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$80,192	$68,105	$(10,415)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	82,567	73,482	64,785
Amortization	5,389	6,362	8,160
Deferred income taxes	23,172	8,655	34,578
Equity in earnings of unconsolidated affiliates	(5,213)	(3,768)	(3,835)
(Gain)/loss on divestitures	—	241	(1,916)
(Gain)/loss on sale of plant and equipment	(837)	(257)	405
Minority interest in earnings	291	—	—
Stock issued for employee stock purchase plan	6,889	8,951	7,369
Cumulative effect of a change in accounting principle	—	—	59,000
Other non-cash charges	—	—	1,068
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	3,700	24,900	60,800
Trade receivables, net	(15,901)	(8,316)	9,111
Inventories, net	(5,586)	4,675	12,614
Prepaid expenses and other current assets	10,146	17,718	(24,743)
Accounts payable, trade	20,845	2,884	6,148
Accrued expenses and other current liabilities	4,687	(8,021)	18,300
Other long-term assets	1,179	2,068	5,081
Other long-term liabilities	(2,425)	(3,280)	2,871

Net cash provided by operating activities	209,095	194,399	249,381

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(93,749)	(67,969)	(58,297)
Proceeds from sale of plant and equipment	5,347	4,260	3,216
Proceeds from divestitures	—	3,167	10,200
Business acquisitions, holdbacks, and other settlements of acquisition related liabilities	(34,907)	(27,216)	(257,556)
Dividends and fees from unconsolidated affiliates	2,147	2,507	2,583
Other, net	(1,369)	(1,719)	5,153

Net cash used in investing activities	(122,531)	(86,970)	(294,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	414,297	248,961	680,144
Repayment of debt	(485,004)	(367,356)	(612,779)
Financing costs	(2,737)	—	(12,461)
Minority interest	(291)	—	—
Exercise of stock options	13,130	9,847	7,442
Dividends paid to stockholders	(11,801)	—	—
Cash overdraft	(14,158)	1,119	(17,026)

Net cash provided by (used in) financing activities	(86,564)	(107,429)	45,320

CHANGE IN CASH
	$—	$—	$—
Cash – Beginning of year	—	—	—

Cash – End of year	$—	$—	$—

For supplemental cash flow disclosures see Note 23.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of the Business

     Airgas, Inc. and subsidiaries (the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), process chemicals, and welding, safety and related products (“hardgoods”). The Company also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. The Company was founded in 1982 and became publicly traded on the New York Stock Exchange in 1986.

(b) Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries, as well as the Company’s consolidated affiliate, National Welders (see notes 2 and 16). Unconsolidated affiliates are accounted for on the equity method and generally consist of 50% owned operations. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation.

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

(c) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 85% and 90% of the inventories at March 31, 2004 and 2003, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

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

     Financing costs related to the issuance of long-term debt are deferred and recognized in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

     The Company maintains business insurance programs with significant self-insured retention, which covers workers’ compensation, business automobile and general product liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

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

(g) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

(j) Financial Instruments

     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. These instruments are not entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company’s interest rate swap agreements are major financial institutions. With the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, in fiscal 2002 (see Note (2)), the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of the medium-term and senior subordinated debt notes.

     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.

(k) Employee Benefits Trust

     The Company established a trust (the “Employee Benefits Trust”) to fund future obligations of the Company’s employee benefit and compensation plans. Shares are purchased by the Employee Benefits Trust from the Company at fair market value and are reflected as a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets under the caption “Employee benefits trust.” Shares are transferred from the Employee Benefits Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Employee Benefits Trust and the fair market value of shares transferred is charged or credited to capital in excess of par value.

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

     Cost of products sold for All Other Operations, which produce much of the gas sold, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of certain gas products, principally, dry ice, carbon dioxide, nitrous oxide, specialty gases, as well as the oxygen, nitrogen and argon sold by the Company’s consolidated affiliate, National Welders.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

(n) Selling, Distribution and Administrative Expenses

     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

(o) Depreciation

     The Company recognizes depreciation expense on all its property, plant and equipment in the consolidated statement of earnings line item “Depreciation.”

(p) Shipping and Handling Fees and Distribution Costs

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $277 million, $258 million and $217 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $4.3 million, $4.5 million, and $4.9 million was recognized in depreciation for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

(2) ACCOUNTING AND DISCLOSURE CHANGES

SFAS 132 (revised 2003)

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This revised statement retains the disclosures required by the original SFAS No. 132, which standardized employers’ disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. This revised statement is effective for fiscal years ending after December 15, 2003. The Company adopted SFAS 132 in fiscal 2004, as required. Since the Company does not have any defined benefit plans, the adoption of SFAS 132 did not impact the Company’s benefit plan disclosures.

SFAS 133

     On April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, (“SFAS 133”) which requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive loss component of stockholders’ equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)

SFAS 141

     Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the historical results of operations, financial position or liquidity of the Company.

SFAS 142

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. As permitted under the Statement, the Company adopted SFAS 142 effective April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. Upon adoption of SFAS 142, the Company performed an evaluation of goodwill, which indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

     With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

     SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2003 and 2002, the Company’s annual assessment of each of its reporting units indicated that goodwill was not impaired.

SFAS 143

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

(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)

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

SFAS 148

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Based on the Statement’s effective date of fiscal years ending after December 31, 2002, the Company adopted the provisions of SFAS 148 in fiscal 2003. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value basis of accounting for stock-based employee compensation. The Statement also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method of accounting as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but has adopted the disclosure requirements of SFAS 148 (see Note 15).

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

(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)

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

     Based on a review of the Company’s material contracts and finance agreements, the only additional disclosure required by the interpretation relates to the Company’s residual value guarantee associated with certain leased vehicles (see Note 21).

FASB Financial Interpretation No. 46

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). The interpretation was initially effective for the first interim period beginning after June 15, 2003. However, as a result of implementation issues, in December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), which was effective as of the end of the first reporting period ending after March 15, 2004, with early adoption permitted.

     FIN 46 and FIN 46R addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46 and FIN 46R changes previous accounting practice by introducing the concept of a “Primary Beneficiary” and requires variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. The Trust incurred debt to purchase the properties and equipment from the Company. The Company, in turn, paid rent to the Trust. The rental payments to the Trust were based on LIBOR plus an applicable margin and matched the debt service requirements for the debt held by the Trust. The Trust was not consolidated for financial reporting purposes and the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $41 million at March 31, 2003.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust. The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company was determined to be the primary beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. Upon consolidation, the Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a long-term deferred gain of $13 million. The consolidation of the Trust resulted in the Company recognizing $1 million in interest expense and $1 million in depreciation expense in the nine months ended March 31, 2004, which had previously been recognized as rent expense to the Trust. The debt of the grantor trust matures in October 2004 and is classified as long-term based upon the Company’s ability and intention to refinance it with borrowings under its long-term credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)

     Since June 1996, the Company has participated in a joint venture with National Welders Supply Company, Inc. (“National Welders”), a producer and distributor of industrial gases based in Charlotte, North Carolina. The Company determined that National Welders meets the definition of a “Variable Interest Entity” under FIN 46R and that the Company is the Primary Beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated National Welders. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. Therefore, at December 31, 2003, the consolidation of National Welders only affected the balance sheet. There was no cumulative effect adjustment or impact on cash flows as a result of the consolidation. The consolidation had the effect of eliminating the Company’s $62 million investment in National Welders and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. The assets and liabilities of National Welders included goodwill of $56 million and debt of $62 million, which is non-recourse to the Company.

     Beginning January 1, 2004, National Welders’ operating results were no longer reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the operating results were reflected broadly across the income statement with minority interest expense representing the quarterly dividend on the joint venture’s redeemable preferred stock, net of interest earned on a note receivable from the preferred stockholders. The joint venture is structured such that the Company earns the residual net income available to the common stockholder, which is net of the minority interest expense. Since the allocation of the joint venture’s net earnings was unaffected by the adoption of FIN 46R, the consolidation of National Welders did not impact the Company’s net earnings. See Note 16 for additional disclosures regarding National Welders.

(3) ACQUISITIONS AND DIVESTITURES

(a) Acquisitions

     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition. The purchase price for business acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations were based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date.

Fiscal 2004

     During fiscal 2004, the Company purchased five businesses associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of these businesses and their effective dates of acquisition included Delta Safety Supply, Inc. (May 1, 2003) and Interstate Welding Sales Corporation (March 31, 2004). The aggregate purchase price of the fiscal 2004 acquisitions was $41 million, including assumed liabilities. Four of the businesses had aggregate annual revenues of approximately $57 million and were included in the Distribution segment. One acquired dry ice distribution business generated annual revenues of approximately $2 million and was included in All Other Operations. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations. Total assets contributed by fiscal 2004 acquisitions were approximately $41 million. The excess of the purchase price of acquired businesses over the net assets acquired (“goodwill”) related to fiscal 2004 acquisitions amounted to approximately $10 million. Intangible assets, other than goodwill, totaled approximately $5 million and primarily related to customer lists and non-compete agreements obtained from the sellers of the businesses.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ACQUISITIONS AND DIVESTITURES – (Continued)

     For the fiscal 2004 acquisitions, additional work related to the performance of asset appraisals needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. The entire purchase price ultimately assigned to goodwill will be deductible for income taxes. The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

Fiscal 2003

     During fiscal 2003, the Company purchased four businesses that distribute packaged gases and related equipment and hardgoods products with combined annual revenues of $33 million. The largest of these businesses and their effective dates of acquisition included Welding Metals, Inc. (November 27, 2002) and Union Industrial Gas and Supply, Inc. (March 31, 2003). The aggregate purchase price of all four acquisitions was $23.8 million, including assumed liabilities. The acquired businesses have been included in the Distribution segment from their effective dates of acquisition. Goodwill related to fiscal 2003 acquisitions totaled approximately $6.4 million and was deductible for income taxes.

Fiscal 2002

     On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.’s (“Air Products”) U.S. packaged gas business, excluding its electronic gases and magnetic resonance imaging-related helium operations, for cash of approximately $247 million, including transaction costs. The transaction was financed entirely with senior bank debt. The acquisition included 88 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the selling of welding hardgoods, including customer service centers, warehouses, and other related assets. The Company acquired the business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important geographies. Additionally, the acquisition strengthened the core competencies of the Company’s specialty gas operations, enabling it to enhance its competitiveness. These operations historically generated annual revenues of approximately $220 million and had 1,100 employees. Air Products also sold its packaged gas operations in the Carolinas and southern Virginia to National Welders. Goodwill related to the Air Products acquisition amounted to approximately $48 million, of which $25.9 million was recognized in fiscal 2003. The fiscal 2003 increase in goodwill was the result of adjustments to the March 31, 2002 preliminary purchase price allocation. The revised purchase price allocation was based on estimates of fair values determined primarily through third party appraisals. Third party appraisals and cylinder and other fixed asset inventories related to the Air Products acquisition were finalized during fiscal 2003.

     Additionally, in September 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation (“Air Liquide”). The purchase price of $11 million resulted in goodwill of approximately $7 million. The goodwill associated with the Air Liquide transaction was entirely deductible for income taxes. These operations added annual revenues of approximately $10 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ACQUISITIONS AND DIVESTITURES – (Continued)

Pro Forma Operating Results

     The following presents unaudited pro forma operating results as if the fiscal 2004, 2003 and 2002 acquisitions had occurred on April 1, 2001. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2001 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2004	2003	2002
Net sales	$1,941,977	$1,876,779	$1,939,383
Income before the cumulative effect of a change in accounting principle	80,195	69,612	53,916
Net earnings (loss)	80,195	69,612	(5,084)
Diluted earnings (loss) per share	$1.07	$0.96	$(0.07)

(b) Divestitures

     In fiscal 2002, the carrying values of the net assets of Kendeco, Inc. (“Kendeco”), an industrial tool business in the Distribution operating segment, were reduced by $3.6 million to their net realizable value based on the estimated selling price less cost to sell. The loss, reflected in “Other income (expense), net,” included the write-off of $3.1 million of non-tax deductible goodwill. The Company completed the sale of Kendeco in May 2002 (fiscal 2003) and recognized a loss on the sale of $1.7 million. Kendeco contributed sales of $17.7 million and operating income of $158 thousand in fiscal 2002. Kendeco’s fiscal 2003 operating results were insignificant.

     In fiscal 2000, the Company divested its investment in a Polish gas distributor. As part of the sale agreement, the Company made representations and warranties about the business being sold. Subsequently, the acquirer presented the Company with an indemnity claim as a breach of the representations and warranties provided for under the sale agreement. In fiscal 2002, the Company recorded a liability and related expense of $1.9 million associated with the indemnity claim. In fiscal 2003, the Company favorably resolved the indemnity claim and reversed $1.5 million of expense, net of legal fees paid, and the related liability. These items are reflected in “Other income (expense), net” in the respective fiscal years.

     In October 2001, the Company sold two of its nitrous oxide production facilities to Air Liquide. The Company retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide. After-tax proceeds from the sale of approximately $10 million were used to reduce borrowings under the Company’s revolving credit facilities. The Company recognized a gain on the transaction of $7.4 million in “Other income (expense), net” in fiscal 2002. The nitrous oxide facilities were reflected in the operating results of the All Other Operations segment. The divested operations generated sales of $3.5 million and operating income of $1.2 million in fiscal 2002.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SPECIAL CHARGES (RECOVERIES), NET

     During the fourth quarter of fiscal 2004, the Company recorded a special charge recovery of $776 thousand (the “2004 Special Recovery”) consisting of lower estimates of the ultimate cost of prior years’ restructuring charges. The 2004 Special Recovery pertained to a change in estimate related to facility exit costs.

     During fiscal 2003, the Company recorded a special charge of $2.7 million (the “2003 Special Charge”) consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions. The special charge included facility exit costs associated with the closure of certain facilities and severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

     During fiscal 2002, the Company announced the transition of certain administrative functions to a financial shared services center. The Company recorded a special charge of approximately $1 million (the “2002 Special Charge”) for severance costs and costs related to exiting one facility associated with the fiscal 2003-2004 transition to the shared services center.

     At March 31, 2004, 2003, and 2002, accrued liabilities associated with the special charges were as follows:

	Severance	Facility exit
(In thousands)	costs	costs	Total
March 31, 2001 liability	$2,727	$2,430	$5,157
2002 Special Charge	916	41	957
Cash payments	(2,162)	(289)	(2,451)
Change in estimate	(565)	(392)	(957)

March 31, 2002 liability	$916	$1,790	$2,706

2003 Special Charge	1,326	1,368	2,694
Cash payments	(1,269)	(758)	(2,027)

March 31, 2003 liability	$973	$2,400	$3,373

2004 Special Recovery	—	(776)	(776)
Cash payments	(973)	(621)	(1,594)

March 31, 2004 liability	$—	$1,003	$1,003

     During fiscal 2002, the Company reduced its estimate related to severance and facility exit costs associated with a 2001 cost reduction plan by approximately $1 million. The change in estimate was recorded as a recovery in fiscal 2002 through the “Special charges (recoveries), net” line in the Consolidated Statement of Earnings.

     The remaining liability for facility exit costs at March 31, 2004 relates to non-cancelable lease obligations that will be reduced over future periods as lease payments are made over the remaining terms of the leases.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2004, 2003 and 2002:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Weighted average common shares outstanding:
Basic	72,800	70,500	68,100
Stock options and warrants	1,900	1,800	1,800

Diluted	74,700	72,300	69,900

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (see Note 16). If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. No contingently issuable shares are included in the diluted weighted average common shares calculation (the “diluted computation”), as the conversion of the National Welders preferred stock in exchange for the Company’s common stock is anti-dilutive.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 545 thousand, 2 million and 2.6 million outstanding stock options and warrants with an exercise price above the average market price at March 31, 2004, 2003, and 2002, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INVENTORIES, NET

     Inventories, net, consist of:

	March 31,
(In thousands)	2004	2003
Hardgoods	$154,038	$136,347
Gases	16,262	15,058

	$170,300	$151,405

     Net inventories determined by the LIFO inventory method totaled $26.8 million and $15.7 million at March 31, 2004 and 2003, respectively. If the FIFO inventory method had been used for these inventories, they would have been $3 million and $1.4 million higher at March 31, 2004 and 2003, respectively. Substantially all of the inventories are finished goods. The increase in net inventories determined by the LIFO inventory method resulted from the consolidation of National Welders (see Notes 2 and 16).

(7) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable
(In thousands)	Lives (Yrs)	2004	2003
Land and land improvements	—	$61,072	$35,929
Buildings and leasehold improvements	25	167,217	121,303
Cylinders	30	696,624	633,436
Machinery and equipment, including bulk tanks	7 to 30	516,704	384,425
Computers and furniture and fixtures	3 to 10	116,259	102,557
Transportation equipment	3 to 15	92,092	58,868
Construction in progress	—	4,219	9,265

		$1,654,187	$1,345,783

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for fiscal 2004 and 2003 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2002	$332,325	$74,223	$406,548
Acquisitions	31,208	1,096	32,304
Divestitures	(1,560)	—	(1,560)
Other adjustments	427	(10)	417

Balance at March 31, 2003	$362,400	$75,309	$437,709
Acquisitions	8,849	1,096	9,945
Consolidation of National Welders (see Notes 2 and 16)	—	55,131	55,131
Other adjustments	1,314	108	1,422

Balance at March 31, 2004	$372,563	$131,644	$504,207

     Other intangible assets amounted to $19.7 million (net of accumulated amortization of $33.2 million) and $19.8 million (net of accumulated amortization of $27.8 million) at March 31, 2004 and 2003, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows: 2005 — $5.8 million; 2006 — $4.4 million; 2007 - $3.2 million; 2008 — $2.4 million; 2009 — $1.1 million and $2.8 million thereafter.

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2004	2003
Accrued payroll and employee benefits	$39,133	$33,548
Business insurance reserves	19,824	15,272
Health insurance reserves	9,627	9,828
Accrued interest expense	12,724	12,000
Taxes other than income taxes	12,828	12,972
Other accrued expenses and current liabilities	27,890	37,672

	$122,026	$121,292

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS

     Long-term debt consists of:

	March 31,
(In thousands)	2004	2003
Revolving credit borrowings	$26,689	$145,143
Term loan	70,000	87,500
Medium-term notes	106,730	185,202
Senior subordinated notes	382,102	232,478
Debt of grantor trust	41,030	—
Acquisition and other notes	8,464	9,937
National Welders debt	53,823	—

Total long-term debt	688,838	660,260
Less current portion of long-term debt	(6,140)	(2,229)

Long-term debt, excluding current portion	$682,698	$658,031

Revolving Credit Facilities

     The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (US $38.2 million). The revolving credit facilities will mature on July 30, 2006. At March 31, 2004, the Company had borrowings under the revolving facilities of approximately $8 million and $25 million Canadian (U.S. $19 million). The Company also had commitments under letters of credit supported by the revolving credit facilities of approximately $33 million at March 31, 2004. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving facilities of approximately $225 million at March 31, 2004. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate (“LIBOR”) and Canadian Bankers’ Acceptance Rates, respectively. At March 31, 2004, the effective interest rates on borrowings under the revolving facilities were 3.13% on U.S. borrowings and 4.44% on Canadian borrowings.

     Borrowings under the revolving credit facilities are guaranteed by certain of the Company’s domestic subsidiaries and Canadian borrowings are guaranteed by Canadian subsidiaries. The Company pledged 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The revolving credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the amount of dividends declared and paid, and the repurchase of common stock.

     In May 2003, the Company obtained an amendment to its credit agreement that allowed for the issuance of up to an additional $200 million of senior public debt and for the expansion of its senior credit facilities by up to $150 million (see Senior Subordinated Notes below). Subject to existing financial covenants, the amendment also provided the Company with additional flexibility to pay dividends, repurchase Company common stock and to invest in acquisitions.

     In anticipation of the acquisition of assets from The BOC Group, Inc. (“BOC”) (see Note 26), the Company obtained an amendment to its credit agreement in February 2004 that, among other things, permits the Company to invest up to $275 million in acquisitions during fiscal 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS – (Continued)

Term Loan

     At March 31, 2004, the Company had an outstanding term loan with a principal balance of $70 million bearing an effective interest rate of 3.11%. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term Debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities.

Medium-Term Notes

     At March 31, 2004, the Company had $100 million of unsecured medium-term notes outstanding due September 2006 and bearing interest at a fixed rate of 7.75%. The medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

     Acquisition and other notes principally consist of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2004, acquisition and other notes totaled $8.5 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     In March 2004, the Company issued $150 million of senior subordinated notes (the “2004 Notes”) with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. Proceeds from the issuance of the 2004 Notes were used to redeem $75 million of medium-term notes due March 2004 and to pay down borrowings on the Company’s U.S. revolving credit facility. The 2004 Notes were sold in accordance with the provisions of Rule 144A under the Securities Act of 1933 (the “Securities Act”). During fiscal 2005, the Company will exchange the 2004 Notes for substantially similar notes registered with the Securities and Exchange Commission in accordance with the Securities Act.

     In addition to the 2004 Notes, at March 31, 2004, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year.

     The 2004 and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2001 Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS – (Continued)

Debt of Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. The Trust incurred debt to purchase the properties and equipment from the Company. The Company, in turn, paid rent to the Trust. The rental payments to the Trust were based on LIBOR plus an applicable margin and matched the debt service requirements for the debt held by the Trust. The Trust was not consolidated for financial reporting purposes and the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $41 million at March 31, 2003.

     Effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust (see Note 2). The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company was determined to be the primary beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. Upon consolidation, the Company recorded on its balance sheet approximately $29 million of real estate and equipment and debt of $42 million, while eliminating a long-term deferred gain of $13 million. The consolidation of the Trust resulted in the Company recognizing $1 million in interest expense and $1 million in depreciation expense in the nine months ended March 31, 2004, which had previously been recognized as rent expense to the Trust. The debt of the grantor trust matures in October 2004 and is classified as long-term based upon the Company’s ability and intention to refinance it with borrowings under its long-term credit facilities.

Debt of the National Welders Joint Venture

     Effective December 31, 2003, the Company adopted FIN 46R and consolidated its National Welders joint venture. In accordance with the requirements of FIN 46R, the Company’s Consolidated Balance Sheet at March 31, 2004 includes the financial obligations of the National Welders joint venture. National Welders’ financial debt instruments are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s debt obligations. The debt of National Welders consists of:

March 31,
(In thousands)	2004
Revolving credit borrowings	$5,507
Term loans	42,142
Acquisition and other notes	6,174

Total long-term debt	53,823
Less current portion of long-term debt	(5,575)

Long-term debt, excluding current portion	$48,248

     In July 2002, National Welders entered into a Credit Agreement to provide for available credit of $100 million secured by certain assets of National Welders. The credit agreement provides for a Term Loan A of $26.2 million, a Term Loan B of $21 million, a Term Loan C of $8.8 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand through maturity in June 2007. The Term Loan B matures in July 2006. Amounts outstanding at March 31, 2004 under Term Loans A and B were $21 million and $21 million, respectively. There were no amounts borrowed or outstanding under Term Loan C at March 31, 2004. The revolving credit line matures in June 2006. Interest rates on the Credit Agreement are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. The Credit Agreement contains certain covenants which, among other things, limit the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS – (Continued)

ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on National Welders common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of the 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors.

     At March 31, 2004, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.09%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of $47.3 million at March 31, 2004. Acquisition and other notes principally consisted of a note payable to a bank that is secured by a production facility and bears a fixed interest rate of 7%.

Aggregate Long-term Debt Maturities

     The aggregate maturities of long-term debt are as follows:

	Aggregate Maturity
(In thousands)		National
Years Ending March 31,	Airgas, Inc.	Welders	Total
2005	$565	$5,575	$6,140
2006	7,286	5,000	12,286
2007	244,640	31,180	275,820
2008	81	11,992	12,073
2009	84	—	84
Thereafter	382,359	76	382,435

	$635,015	$53,823	$688,838

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2004 and 2003.

     The fair value of the Company’s publicly traded financial instruments is based on market pricing. The fair value of other non-publicly traded financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

	2004	2004	2003	2003
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial Instruments:
Revolving credit borrowings	$26,689	$26,689	$145,143	$145,143
Senior subordinated notes	382,102	401,331	232,478	247,136
Term loan	70,000	70,000	87,500	87,500
Medium-term notes	106,730	103,980	185,202	186,024
Debt of grantor trust	41,030	41,030	—	—
Acquisition and other notes	8,464	8,552	9,937	10,372
Interest rate swap agreements:
- Fair value hedge - asset	(13,832)	(13,832)	(17,681)	(17,681)
- Cash flow hedge - liability	2,380	2,380	4,452	4,452

     The carrying and fair values of the National Welders joint venture’s financial instruments at March 31, 2004 are listed below:

	2004	2004
	Carrying	Fair
(In thousands)	Value	Value
National Welders’ Financial Instruments:
Revolving credit borrowings	$5,507	$5,507
Term loans	42,142	42,142
Acquisition and other notes	6,174	6,588
Interest rate swap agreement:
- Cash flow hedge - liability	2,507	2,507

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes. As described in Note 2, the Company adopted SFAS 133 as of April 1, 2001.

     At March 31, 2004, the Company had four fixed interest rate swap agreements with a notional amount of $90 million that effectively convert a corresponding amount of variable interest rate debt of a consolidated grantor trust (see Note 10) and trade receivables securitization agreement (see Note 13). The swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.55% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.12% at March 31, 2004). The remaining terms of these swap agreements range from between four and nineteen months. In fiscal 2004 and 2003, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $2 million and $565 thousand as accumulated other comprehensive income, respectively. The net additional interest payments made under these swap agreements during fiscal 2004 were recognized in interest expense. Over the next 12 months, the Company expects to reclassify $1.9 million of the deferred loss from accumulated other comprehensive loss to interest expense as the related interest payments that are being hedged are recognized.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (Continued)

     At March 31, 2004, the Company also had four variable interest rate swap agreements with a notional amount of $125 million that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The swap agreements require the Company to make variable interest payments based primarily on six-month LIBOR (average rate of 3.16% at March 31, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at March 31, 2004. The remaining terms of these swap agreements range from between two and seven years. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at March 31, 2004 was $13.8 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

     The effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 57% fixed and 43% variable and to reduce interest expense by approximately $4.7 million and $3.4 million in fiscal 2004 and 2003, respectively, and increase interest expense by $2.9 million in fiscal 2002.

National Welders’ Hedging Activities

     The Company’s National Welders joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt (Term Loan B — see Note 10) to a fixed rate debt instrument. The interest rate swap requires National Welders to make interest payments based on a fixed rate of 6.72% and receivable variable interest payments from its counterparty based on a floating LIBOR rate of 1.09% at March 31, 2004. The interest rate swap agreement was not entered into for trading purposes. The consolidation of National Welders resulted in the addition of a cumulative unrealized loss on the National Welders interest rate swap of $2.5 million and associated tax benefit of $1 million in “Accumulated Other Comprehensive Loss.”

Aggregate Maturities of Interest Rate Swap Agreements

     Including National Welders, the aggregate maturities of the Company’s interest rate swap agreements by type of swap for the five years ending March 31, 2009 and thereafter are as follows:

(In thousands)	Notional Principal Amounts
Years Ending March 31,	Pay-Fixed	Pay-Variable
2005	$40,000	$—
2006	50,000	—
2007	21,000	50,000
2008	—	—
2009	—	—
Thereafter	—	75,000

	$111,000	$125,000

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but may be renewed subject to renewal provisions contained in the agreement. During fiscal 2004, the Company sold, net of its retained interest, $1,696 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,692 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $162.6 million at March 31, 2004 and $158.9 million at March 31, 2003.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $44 million and $45 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2004 and 2003, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(14) STOCKHOLDERS’ EQUITY

(a) Common Stock

     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2004, the number of shares of common stock outstanding was 73.4 million, excluding 1.5 million shares of common stock held as treasury stock (923 thousand shares owned by National Welders), and 2.2 million shares of common stock held in the Employee Benefits Trust as described below. At March 31, 2003, the number of shares of common stock outstanding was 72.4 million, excluding 547 thousand shares of common stock held as treasury stock and 3.4 million shares of common stock held by the Employee Benefits Trust.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2004 and 2003, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2004 and 2003, no shares of redeemable preferred stock were issued or outstanding.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) STOCKHOLDERS’ EQUITY – (Continued)

(c) Dividends

     On May 13, 2003, the Company’s Board of Directors declared the first quarterly cash dividend in the Company’s history of $0.04 per share, which was paid to stockholders on June 30, 2003. Subsequently, at the end of each quarter during fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.04 per share. In addition, on May 25, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share, representing a 13% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2004 to stockholders of record as of June 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(d) Shares in Employee Benefits Trust

     In March 1999, the Company established a trust (“the Employee Benefits Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. From inception through fiscal 2001, the Company, pursuant to a Common Stock Purchase Agreement, sold 7 million shares of common stock to the Employee Benefits Trust. The Company holds promissory notes from the Employee Benefits Trust in the amount of each purchase. Shares held by the Employee Benefits Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Employee Benefits Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the trust. Approximately 1.2 million and 909 thousand shares were issued from the Employee Benefits Trust for employee benefit programs during fiscal 2004 and 2003, respectively. As of March 31, 2004, the Employee Benefits Trust held 2.2 million shares of the Company’s common stock.

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

(f) Warrants

     During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company’s common stock to an outside consulting firm for services rendered. The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002. No additional warrants were granted during fiscal years 2004 or 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for fiscal 2004, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Years Ended March 31,
(In thousands, except per share amounts)	2004	2003	2002
Net earnings (loss), as reported	$80,192	$68,105	$(10,415)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,469)	(6,820)	(6,670)

Pro forma net earnings (loss)	$74,723	$61,285	$(17,085)

Earnings (loss) per share:
Basic – as reported	$1.10	$0.97	$(0.15)
Basic – pro forma	$1.03	$0.87	$(0.25)
Diluted – as reported	$1.07	$0.94	$(0.15)
Diluted – pro forma	$1.00	$0.85	$(0.24)

     The Company’s stock-based compensation plans are described below:

(a) Employee Stock Option Plans

     In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which officers and key employees may be granted options. The 1997 Plan replaced the previous 1984 Stock Option Plan. In May 2002, the Company amended the 1997 Plan to increase the total number of shares of common stock reserved for sale upon the exercise of stock options and restricted stock granted under the 1997 Plan from 8 million to 11.2 million. The amendment was approved by the Company’s stockholders in July 2002.

     Options granted under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2004, 2003 and 2002, 3.8 million, 4.7 million and 2.6 million options, respectively, were available for issuance. In fiscal 2004, 2003 and 2002, 1.1 million, 1.2 million and 1.5 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2004, 2003 and 2002 option grants, respectively: expected volatility of 40.1%, 40.3% and 48.8%, risk-free interest rate of 2.6%, 4.3% and 4.7%, expected life of 7.3, 7.5, and 7.2 years, and a dividend yield of 0.83% (fiscal 2004). The weighted average fair value per share of the options granted during fiscal 2004, 2003 and 2002 was $8.22, $8.42 and $5.31, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

     The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 2004:

	Number
	of Shares	Exercise Price Per Share
March 31, 2002
Outstanding, beginning of year	8,305,961	$1.83	—	$23.25

Granted	1,525,120		9.29
Exercised	(1,049,173)	1.83	—	19.00
Expired	(556,798)	5.50	—	22.00

March 31, 2003
Outstanding, beginning of year	8,225,110	3.30	—	23.25

Granted	1,168,250		16.52
Exercised	(1,098,851)	3.30	—	17.31
Expired	(109,353)	5.50	—	22.00

March 31, 2004
Outstanding, beginning of year	8,185,156	4.63	—	23.25

Granted	1,104,800		19.36
Exercised	(1,364,769)	5.21	—	19.00
Expired	(302,784)	5.21	—	22.00

Outstanding, end of year	7,622,403	$4.63	—	$23.25

     Options for 4.7 million, 5.1 million and 4.7 million shares were exercisable at March 31, 2004, 2003 and 2002, respectively.

(b) Board of Directors Stock Option Plans

     In May 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”) under which directors of the Company who are not employees may be granted options. The 1997 Directors’ Plan replaced the previous 1989 Stock Option Plan for Directors. The 1997 Directors’ Plan reserved 500 thousand shares for issuance. In May 2004, the Company amended the 1997 Directors’ Plan, subject to stockholder approval, to increase the total number of shares of common stock reserved for issuance under the 1997 Directors’ Plan from 500 thousand to 800 thousand.

     Under the 1997 Directors’ Plan, at March 31, 2004, 49,500 options were available for issuance. During fiscal 2004, 2003 and 2002, 60,000, 64,000 and 80,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2004, 2003 and 2002 option grants, respectively: expected volatility of 40.5%, 41.5% and 51.1%, risk-free interest rate of 3.2%, 3.6% and 4.6%, expected life of 5.9, 5.9 and 5.7 years, and a dividend yield of 0.84% (fiscal 2004). The weighted average fair value per share of the stock options granted during fiscal 2004, 2003 and 2002 was $7.58, $6.70 and $6.61, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2004:

	Number
	of Shares	Exercise Price Per Share
March 31, 2002
Outstanding and exercisable, beginning of year	428,500	$2.09	—	$19.25

Granted	80,000		12.40
Exercised	(32,000)	2.09	—	13.82

March 31, 2003
Outstanding and exercisable, beginning of year	476,500	4.16	—	19.25

Granted	64,000		14.85
Exercised	(48,000)	4.16	—	8.56

March 31, 2004
Outstanding and exercisable, beginning of year	492,500	5.25	—	19.25

Granted	60,000		18.97
Exercised	(48,500)	18.01	—	22.30

Outstanding and exercisable, end of year	504,000	$5.25	—	$19.25

     Options granted to the Board of Directors are exercisable in full as of the date of grant.

     The following table summarizes information about options outstanding and exercisable for the employee and Board of Directors stock option plans at March 31, 2004:

Options Outstanding
		Exercise
Weighted Average	Number	Price
Remaining Life-Years	Outstanding	Per Share
6.03	1,391,886	$4.63	—	$8.50
6.13	1,307,811	8.54	—	11.32
4.14	1,123,246	11.44	—	14.00
3.58	1,353,216	14.60	—	15.94
7.14	1,240,618	16.52	—	17.31
8.71	1,240,295	17.38	—	21.53
2.17	469,331	22.00	—	23.25

5.73	8,126,403	$4.63	—	$23.25

Options Exercisable
Number of Options	Weighted Average
Exercisable	Exercise Price Per Share
1,052,486	$6.42
688,541	9.62
1,112,496	12.39
1,336,155	15.60
435,477	16.75
156,501	18.97
468,581	22.05

5,250,237	$13.06

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

(c) Employee Stock Purchase Plans

     In July 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “2003 Plan”) to encourage and assist employees in acquiring an equity interest in the Company. The 2003 Plan replaced the Company’s 2001 Employee Stock Purchase Plan (the “2001 Plan”). During fiscal 2004, substantially all of the authorized shares remaining under the 2001 Plan were issued. During fiscal 2005, the 2001 Plan will be terminated and the remaining authorized shares will be deregistered.

     The 2003 Plan is authorized to issue up to 1.5 million shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2003 Plan is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The 2003 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The terms of the Company’s previous 2001 Plan were substantially the same as the 2003 Plan, except that under the 2001 Plan, employees could lock-in a purchase price for up to 27 months. During fiscal 2004 and 2003, the Company issued 554 thousand shares and 809 thousand shares, provided from the Employee Benefits Trust, to fund purchases made by employees under the 2003 and 2001 Plans. The average purchase price per share in fiscal 2004 and 2003 was $12.44 and $11.06, respectively. During fiscal 2002, the Company also issued 1.1 million shares, provided from the Employee Benefits Trust, to fund purchases made by employees at an average price of $6.58 per share.

     Compensation expense under SFAS 123 is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value of the employees’ option to purchase shares of common stock is estimated using the Black-Scholes model. The assumptions used to estimate the fair value of the employees’ option to purchase shares of common stock at grant dates in fiscal 2004 and 2002, respectively, were: average expected volatility of 31.1% and 61%, average risk-free interest rate of 0.96% and 2.6%, dividend yield of 0.87% (fiscal 2004), and expected option terms ranging from 3 to 6 months for the 2003 Plan and 3 to 27 months for previous employee stock purchase plans. Had the Company adopted SFAS 123, compensation expense related to the Employee Stock Purchase Plans would have been $1.5 million, $3.6 million and $4.1 million in fiscal 2004, 2003 and 2002, respectively. Fiscal 2003 expense is related to the fiscal 2002 grant and represents the value of the options as they vest over the employee service period.

(16) CONSOLIDATED AND UNCONSOLIDATED AFFILIATES

     With the adoption of FIN 46R (Note 2), the Company’s previously unconsolidated joint venture affiliate, National Welders, became a consolidated affiliate. The Company’s other joint venture affiliates were not impacted by FIN 46R. The Company has participated in a joint venture with National Welders since June 1996. National Welders is a producer and distributor of industrial gases based in Charlotte, North Carolina. National Welders owns and operates 46 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of the joint venture’s oxygen and nitrogen and over 50% of its argon requirements. The joint venture also distributes medical and specialty gases, processed chemicals and welding equipment and supplies.

     Ownership interests in National Welders consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest. Between June 30, 2006 and June 30, 2009, the preferred stockholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) CONSOLIDATED AND UNCONSOLIDATED AFFILIATES – (Continued)

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

     FIN 46R addresses the consolidation of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46R changes previous accounting practice by introducing the concept of a “Primary Beneficiary” and requiring variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both).

     The Company determined that National Welders met the definition of a “Variable Interest Entity” under FIN 46R. Additionally, the Company, as the only common stockholder, was determined to be the Primary Beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated National Welders. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption (prior periods not restated). Therefore, at December 31, 2003, the consolidation of National Welders only affected the balance sheet. There was no cumulative effect adjustment as a result of the consolidation. The consolidation had the effect of eliminating the Company’s $62 million investment in National Welders and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. The minority interest liability represents the redemption value of the joint venture’s preferred stock ($57 million), net of a $21 million note receivable, bearing interest at 8%, due from the preferred stockholders. At March 31, 2004, National Welders’ impact on the consolidated balance sheet is summarized below:

(In thousands)	Increase/(Decrease)
Current assets	$29,922
Non-current assets	109,750

Total assets	$139,672

Current liabilities	$21,217
Non-current liabilities	82,929
Minority interest	36,191
Common stockholder’s equity	(665)

Total liabilities and stockholder’s equity	$139,672

     The assets and liabilities of National Welders at March 31, 2004 include $55.1 million of goodwill and $53.8 million of debt, which is non-recourse to the Company.

     The Company recognized $4.4 million of “Equity in Earnings of Unconsolidated Affiliates” related to National Welders through the nine-months ended December 31, 2003. With the prospective adoption permitted by FIN 46R, the Company’s proportionate share of the joint venture’s operating results for the fourth fiscal quarter was not reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the fourth fiscal quarter operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the quarterly dividend on the joint venture’s redeemable preferred stock, net of interest earned on the note receivable from the preferred stockholders. For both the fourth quarter and fiscal year 2004, National Welders contributed

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) CONSOLIDATED AND UNCONSOLIDATED AFFILIATES – (Continued)

$39.2 million to sales, $3.4 million to operating income, $291 thousand of minority interest expense and $1.2 million in net earnings. The liabilities of the joint venture are non-recourse to the Company. Likewise, the cash flows in excess of a management fee paid by National Welders are not available to the Company. For the fourth quarter and fiscal year 2004, National Welders contributed net cash from operating activities of $9.8 million of which $249 thousand was paid to the Company.

     Summarized below are pro forma results of National Welders that would have been reflected had the Company consolidated the joint venture as of April 1, 2001. Since the Company had previously recorded its proportionate share of the operating results of National Welders under the equity method of accounting, the consolidation of National Welders did not impact the Company’s net earnings.

     Pro forma results of National Welders:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Net sales	$147,604	$142,056	$132,148

Operating income	11,337	11,151	11,043

Minority interest expense	1,170	1,170	1,170

Net earnings available to common stockholder	$5,617	$2,684	$2,861

     In fiscal 2004, National Welders recognized a non-recurring, after-tax insurance gain of $1.7 million.

     The Company accounts for investments in unconsolidated affiliates by the equity method of accounting, as described in Note 1(b). The Company’s investment in its unconsolidated affiliates totaled approximately $6.3 million and $66 million at March 31, 2004 and 2003, respectively. Unconsolidated affiliates in Fiscal 2003 included a $59 million investment in National Welders, which was consolidated in Fiscal 2004. Unconsolidated affiliates at March 31, 2004 principally consist of a 50% joint venture interest in AC Industries, which is a carbon dioxide production plant reported under All Other Operations in Note 24. The Company’s share of earnings from AC Industries was $830 thousand; $1.1 million and $1.0 million for the years ended March 31, 2004, 2003, and 2002, respectively.

(17) INTEREST EXPENSE, NET

     Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Interest expense	$43,028	$47,272	$48,035
Interest and finance charge income	(671)	(897)	(1,022)

	$42,357	$46,375	$47,013

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) INCOME TAXES

     Earnings before income taxes and the cumulative effect of a change in accounting principle were derived from the following sources:

	Years Ended March 31,
(In thousands)	2004	2003	2002
United States	$122,641	$106,258	$74,947
Foreign	5,065	3,046	3,444

	$127,706	$109,304	$78,391

     Income tax expense (benefit) consists of:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Current:
Federal	$21,784	$30,552	$(6,693)
Foreign	2,120	1,509	1,534
State	438	483	387

	24,342	32,544	(4,772)

Deferred:
Federal	19,584	6,312	32,348
Foreign	198	(640)	329
State	3,390	2,983	1,901

	23,172	8,655	34,578

	$47,514	$41,199	$29,806

     Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter of fiscal 2003 that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows.

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2004	2003	2002
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	2.2%	2.1%	1.5%
Divestitures	—	0.4%	1.8%
Equity accounting for unconsolidated affiliates	(0.9%)	(0.6%)	(1.2%)
Other, net	0.9%	0.8%	0.9%

	37.2%	37.7%	38.0%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) INCOME TAXES – (Continued)

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
(In thousands)	2004	2003
Deferred Tax Assets:
Inventories	$6,021	$5,637
Accounts receivable	(1,044)	(589)
Deferred rental income	2,125	1,872
Insurance reserves	10,008	7,320
Special charges (Note 4)	912	1,817
Litigation settlement and other reserves	210	1,913
Net operating loss carryforwards	38,458	31,228
Other	1,096	1,390
Valuation allowance	(9,922)	(9,646)

	47,864	40,942

Deferred Tax Liabilities:
Plant and equipment	(256,955)	(204,645)
Intangible assets	(19,647)	(14,141)
Other	(7,239)	(13,608)

	(283,841)	(232,394)

Net deferred tax liability	$(235,977)	$(191,452)

     Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2004	2003
Current deferred tax asset, net	$21,054	$17,688
Non-current deferred tax liability, net	(257,031)	(209,140)

Net deferred tax liability	$(235,977)	$(191,452)

     The Company has recorded tax benefits amounting to $6.2 million, $5.8 million, and $4.3 million in fiscal 2004, 2003 and 2002, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2004. Valuation allowances primarily relate to certain state tax net operating loss carryforwards.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) INCOME TAXES – (Continued)

     The Internal Revenue Service conducted an examination of the Company’s federal income tax return for the fiscal years ended March 31, 2003, 2002 and 2001. The results of this examination had no material effect on the Company’s net earnings, financial position or liquidity.

(19) BENEFIT PLANS

     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants’ wages. Amounts expensed under the 401(k) plan for fiscal 2004, 2003, and 2002 were $3.9 million, $5 million and $4.7 million, respectively.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans, which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. If the Company elected to withdraw from these plans at March 31, 2004, the withdrawal liability would have been approximately $3.2 million. Amounts expensed under the pension plans for fiscal 2004, 2003 and 2002 were $686 thousand, $679 thousand and $642 thousand, respectively.

     Effective January 2002, the Company offered eligible employees the opportunity to participate in a non-qualified deferred compensation plan (the “Plan”). The Plan allows eligible employees to defer a portion of their compensation until their retirement. The Company has elected to fund the plan with Company owned life insurance policies taken out on the plan participants. The costs associated with the Plan during fiscal 2004 and 2003 were $135 thousand and $64 thousand, respectively. At March 31, 2004, the Company had a liability of $3 million related to compensation deferred under the Plan. At March 31, 2004, the Company also had life insurance policies with a cash surrender value of $3 million available to fund the plan liability. Subsequent to March 31, 2004, the Company’s Board of Directors elected to terminate the Plan.

(20) RELATED PARTIES

     Effective with the consolidation of National Welders on December 31, 2003, National Welders has been reflected as part of the Company’s consolidated results and is no longer considered a related party. Transactions between the Company and National Welders have been eliminated in consolidation. The related party transactions between the Company and National Welders presented below relate to historical periods prior to December 31, 2003.

     During the years ended March 31, 2003 and 2002, National Welders (see Note 16), an unconsolidated equity affiliate, paid $4.7 million and $3.8 million, respectively, to the Company for gas products, hardgoods and services. In addition, National Welders sold gas products and hardgoods to the Company in the amounts of $1.1 million and $1.1 thousand in fiscal 2003 and 2002, respectively. In connection with the Praxair litigation (see Note 22), the Company reimbursed National Welders for legal fees of $482 thousand in fiscal 2002.

     The Company paid $9.8 million, $9 million and $7.7 million to AC Industries (see Note 16), an unconsolidated equity affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 2004, 2003 and 2002, respectively. In addition, the Company had a net payable balance to AC Industries totaling $1.0 million and $1.4 million at March 31, 2004 and 2003, respectively.

     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers. The amounts of the transactions were not material to the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) LEASES

     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2004, 2003, and 2002, amounted to $56 million, $54.7 million, and $45.4 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2004 and 2003. Associated with the fleet vehicle operating leases, the Company guarantees a residual value of $13.8 million, representing approximately 25% of the original cost.

     At March 31, 2004, future minimum lease payments under non-cancelable operating leases are as follows:

(In thousands)
Years Ended March 31,
2005	$39,329
2006	31,767
2007	24,107
2008	17,815
2009	10,378
Thereafter	10,992

$134,388

(22) COMMITMENTS AND CONTINGENCIES

(a) Legal

     In the fourth quarter of fiscal 2002, the Company settled a lawsuit brought in 1996 by Praxair, Inc. alleging tortious interference with a right of first refusal in connection with the Company’s joint venture investment in National Welders (see Note 16). As a result of the settlement, Praxair agreed to early termination of the right of first refusal, and in the fourth quarter of fiscal 2002, the Company recorded a charge to earnings, net of previously established reserves related to the litigation, of $8.5 million.

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

(b) Insurance Coverage

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and product liability claims. These programs have self-insured retention of $500 thousand per occurrence and an annual aggregate limit of $1.7 million for claims in excess of $500 thousand. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $200 million, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) COMMITMENTS AND CONTINGENCIES – (Continued)

(c) Supply Agreements

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the new BOC supply agreement noted below. Additionally, the Company will purchase helium from Air Products under the terms of the supply agreement. Based on the volume of fiscal 2004 purchases, the Air Products supply agreement represents approximately $42 million in annual liquid bulk gas purchases. Effective December 2002, the Company entered into a 3-year take-or-pay supply agreement with BOC to purchase liquid nitrogen, oxygen and argon. Under the BOC supply agreement, BOC reserves specified production volumes at certain plants and the Company has agreed to purchase at least 75% of those volumes. Purchases under the BOC supply agreement are anticipated to be approximately $10 million annually. The BOC supply agreement will be replaced with a new BOC supply agreement upon closing of the acquisition of the BOC packaged gas business. In addition, the Company is a party to other long-term take-or-pay supply agreements primarily for the purchase of liquid carbon dioxide, representing approximately $14 million, or 20% of the Company’s annual carbon dioxide requirements. The Air Products, BOC and certain liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

(d) Commitments and Contingencies of National Welders

     National Welders is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of National Welders’ management, the ultimate disposition of these matters will not have a material or adverse effect on the entity’s financial position, results of operations, or liquidity.

     National Welders is self-insured for medical and workers’ compensation claims in North Carolina and South Carolina. Medical claims are self-insured up to a $100,000 limit per person annually with an aggregate liability of $4 million. Workers’ compensation claims are self-insured up to $250,000 per person annually with an aggregate liability of $575,000. Provisions for expected future payments for medical and workers’ compensation are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience.

(23) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Interest	$46,115	$55,853	$42,165
Income taxes (net of refunds)	18,897	5,344	21,004

     Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,
(In thousands)	2004	2003	2002
Acquisition liabilities assumed	$7,620	$2,606	$9,917

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) SUPPLEMENTAL CASH FLOW INFORMATION – (Continued)

     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders (see Note 16), are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, and acquisitions and to satisfy financial obligations, which are non-recourse to the Company. As a result of the consolidation of National Welders effective December 31, 2003, the Consolidated Statement of Cash Flows at March 31, 2004 reflects the following fourth quarter sources and uses of cash associated with National Welders:

Year Ended March 31,
(In thousands)	2004
Net cash provided by operating activities	$9,831
Net cash used by investing activities	(1,783)
Net cash used by financing activities	(8,048)
Management fee paid to the Company, which is eliminated in consolidation	249

(24) SUMMARY BY BUSINESS SEGMENT

     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and All Other Operations. The Distribution segment’s principal products are packaged and small bulk gases, rent on gas cylinders and welding equipment, process chemicals and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. During fiscal year 2004, the Distribution segment accounted for approximately 90% of consolidated sales.

     In the fourth quarter of fiscal 2004, the Company renamed its Gas Operations segment as “All Other Operations” and disclosed the operating results of National Welders with the results of business units previously reported under the Gas Operations segment. These business units produce and distribute dry ice, carbon dioxide, nitrous oxide and specialty gases. The operating results of the Company’s air separation plants and its six national specialty gas labs are also reported under this segment. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment. The business units reflected in the All Other Operations segment individually are not material enough to meet the thresholds to be reported as separate business segments. The elimination entries represent intercompany sales from the Company’s All Other Operations segment to its Distribution segment.

     The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating expenses are allocated to each segment based on sales dollars. However, sales associated with National Welders are excluded from the Corporate operating expense allocation to All Other Operations as National Welders maintains its own corporate functions. Corporate assets have been allocated to the Distribution segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUMMARY BY BUSINESS SEGMENT – (Continued)

     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis herein.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2004
Gas and rent	$882,585	$216,166	$(39,944)	$1,058,807
Hardgoods	819,886	19,760	(2,985)	836,661

Total net sales	1,702,471	235,926	(42,929)	1,895,468
Cost of products sold, excluding depreciation expense	845,440	106,170	(42,929)	908,681
Selling, distribution, and administrative expenses	648,919	82,908	—	731,827
Depreciation expense	67,407	15,160	—	82,567
Amortization expense	5,032	357	—	5,389
Special charges (recoveries)	(776)	—	—	(776)

Operating income	136,449	31,331	—	167,780
Equity in earnings of unconsolidated affiliates	4,383	830	—	5,213
Assets	1,522,126	408,953	—	1,931,079
Investment in unconsolidated affiliates	1,178	5,114	—	6,292
Capital expenditures	81,247	12,502	—	93,749

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUMMARY BY BUSINESS SEGMENT – (Continued)

		All Other
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

		All Other
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of fiscal 2004 and 2003:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2004
Net sales (b)	$461,056	$460,452	$451,869	$522,091
Operating income (b)	40,660	40,761	40,287	46,072
Net earnings (b),(c)	18,528	19,113	20,891	21,660
Basic earnings per share (a),(b),(c)	$.26	$.26	$.29	$.29
Diluted earnings per share (a),(b),(c)	$.25	$.26	$.28	$.29
2003
Net sales	$457,668	$451,053	$435,339	$442,904
Operating income (d)	36,210	42,424	38,090	39,158
Net earnings (d)	14,044	19,200	16,696	18,165
Basic earnings per share (a),(d)	$.20	$.27	$.24	$.26
Diluted earnings per share (a),(d)	$.20	$.27	$.23	$.25

(a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the full year earnings per share.

(b)	As discussed in the Notes to the Company’s consolidated financial statements, operating income and net earnings for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities and a second quarter insurance-related loss of $2.8 million ($1.7 million after tax), representing the Company’s self-insurance retention associated with fire-related losses. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with FIN 46R. National Welders contributed $39.2 million of sales and $3.4 million of operating income in fiscal 2004.

(c)	As discussed in the Notes to the Company’s consolidated financial statements, net earnings for fiscal 2004 also include a third quarter $1.7 million non-recurring insurance gain recognized by National Welders.

(d)	As discussed in the Notes to the Company’s consolidated financial statements, operating income and net earnings for fiscal 2003 include a first quarter special charge of $2.7 million ($1.7 million after tax) consisting of a restructuring charge related to the integration of the business acquired from Air Products in fiscal 2002, and costs related to the consolidation of certain of the Company’s hardgoods procurement functions.

(26) SUBSEQUENT EVENT

     On April 2, 2004, the Company announced that it signed a definitive asset purchase agreement to acquire most of the U.S. packaged gas business of BOC in a transaction valued up to $200 million. The transaction is expected to close July 30, 2004 and includes about 120 locations in 21 states involved in the distribution of packaged industrial, medical and specialty gases, as well as welding hardgoods. In fiscal 2003, the packaged gas business of BOC, subject to the acquisition, generated approximately $240 million in sales of which approximately 65% was gas and rent. The acquired operations will be integrated with the existing business units of the Company’s Distribution segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(27) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Notes 2 and 16). As permitted by FIN 46R, the Company applied the interpretation prospectively (prior periods not restated). Accordingly, the Company’s investment and equity in earnings of unconsolidated affiliates associated with the National Welders joint venture will no longer be reported under the Parent in the accompanying condensed consolidating financial statements. At December 31, 2003, the Parent company’s “Investment in Unconsolidated Affiliates” associated with National Welders was reclassified to “Investment in Subsidiaries” and the assets, liabilities, and minority interest of the joint venture were reflected in the Condensed Consolidating Balance Sheet with the Non-guarantors. For the quarter ended March 31, 2004, the operating results of the joint venture and corresponding minority interest expense were reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2004 and March 31, 2003 and for the years ended March 31, 2004, 2003 and 2002.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets:
Trade receivables, net	$—	$5,263	$101,750	$—	$107,013
Intercompany receivable/(payable)	—	(7,471)	7,471	—	—
Inventories, net	—	157,991	12,309	—	170,300
Deferred income tax asset, net	9,391	10,679	984	—	21,054
Prepaid expenses and other current assets	4,839	18,422	5,202	—	28,463

Total current assets	14,230	184,884	127,716	—	326,830
Plant and equipment, net	26,906	868,400	138,620	—	1,033,926
Goodwill	—	436,505	67,702	—	504,207
Other intangible assets, net	304	19,187	242	—	19,733
Investments in unconsolidated affiliates	1,117	5,175	—	—	6,292
Investments in subsidiaries	1,481,948	—	—	(1,481,948)	—
Intercompany receivable/(payable)	(198,326)	168,423	29,903	—	—
Other non-current assets	30,634	6,619	2,838	—	40,091

Total assets	$1,356,813	$1,689,193	$367,021	$(1,481,948)	$1,931,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$4,298	$100,239	$9,766	$—	$114,303
Accrued expenses and other current liabilities	49,870	60,604	11,552	—	122,026
Current portion of long-term debt	—	467	5,673	—	6,140

Total current liabilities	54,168	161,310	26,991	—	242,469
Long-term debt, excluding current portion	607,832	6,185	68,681	—	682,698
Deferred income tax liability, net	(4,115)	223,409	37,737	—	257,031
Other non-current liabilities	5,687	10,933	4,169	—	20,789
Minority interest in subsidiaries	—	—	36,191	—	36,191
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	772	—	—	—	772
Capital in excess of par value	233,574	786,534	71,956	(858,490)	233,574
Retained earnings	481,677	500,822	122,636	(623,458)	481,677
Accumulated other comprehensive loss	(1,596)	—	(970)	—	(2,566)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(16,898)	—	—	—	(16,898)

Total stockholders’ equity	693,241	1,287,356	193,252	(1,481,948)	691,901
Total liabilities and stockholders’ equity	$1,356,813	$1,689,193	$367,021	$(1,481,948)	$1,931,079

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,831,006	$64,462	$—	$1,895,468
Costs and Expenses:
Costs of products sold (excluding depreciation)		885,137	23,544	—	908,681
Selling, distribution and administrative expenses	53,345	643,051	35,431	—	731,827
Depreciation	6,513	71,122	4,932	—	82,567
Amortization	113	5,261	15	—	5,389
Special charges (recoveries)	—	(776)	—	—	(776)

Operating Income (Loss)	(59,971)	227,211	540	—	167,780
Interest (expense) income, net	(58,414)	17,932	(1,875)	—	(42,357)
(Discount) gain on securitization of trade receivables	—	(73,022)	69,758	—	(3,264)
Other income (expense), net	50,180	(50,646)	1,091	—	625
Equity in earnings of unconsolidated affiliates	4,365	848	—	—	5,213
Minority interest (expense)	—	—	(291)	—	(291)

Earnings (loss) before taxes	(63,840)	122,323	69,223		127,706
Income tax benefit (expense)	22,344	(44,991)	(24,867)		(47,514)
Equity in earnings of subsidiaries	121,688	—	—	(121,688)	—

Net Earnings	$80,192	$77,332	$44,356	$(121,688)	$80,192

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(29,023)	$198,083	$40,035	$—	$209,095

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,087)	(71,793)	(6,869)	—	(93,749)
Proceeds from sale of plant and equipment	1,519	3,436	392	—	5,347
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(34,907)	—	—	(34,907)
Dividends and fees from unconsolidated affiliates	756	1,391	—	—	2,147
Other, net	(1,461)	—	92	—	(1,369)

Net cash used in investing activities	(14,273)	(101,873)	(6,385)	—	(122,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	411,970	—	2,327	—	414,297
Repayment of debt	(471,785)	(2,469)	(10,750)	—	(485,004)
Financing costs	(2,737)	—	—	—	(2,737)
Minority interest	—	—	(291)	—	(291)
Exercise of stock options	13,130	—	—	—	13,130
Dividends paid to stockholders	(11,801)	—	—	—	(11,801)
Cash overdraft	(14,149)	—	(9)	—	(14,158)
Inter-company	118,668	(93,741)	(24,927)	—	—

Net cash provided by (used in) financing activities	43,296	(96,210)	(33,650)	—	(86,564)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(21,608)	$181,070	$34,937	$—	$194,399

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,211)	(56,415)	(4,343)	—	(67,969)
Proceeds from sale of plant and equipment	69	4,191	—	—	4,260
Proceeds from divestiture	—	3,167	—	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(27,216)	—	—	(27,216)
Dividends and fees from unconsolidated affiliates	943	1,564	—	—	2,507
Other, net	5,666	(8,051)	666	—	(1,719)

Net cash used in investing activities	(533)	(82,760)	(3,677)	—	(86,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	248,123	—	838	—	248,961
Repayment of debt	(350,732)	(15,160)	(1,464)	—	(367,356)
Exercise of stock options	9,847	—	—	—	9,847
Cash overdraft	1,119	—	—	—	1,119
Inter-company	113,784	(83,150)	(30,634)	—	—

Net cash provided by (used in) financing activities	22,141	(98,310)	(31,260)	—	(107,429)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2002

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(44,830)	$282,515	$11,696	$—	$249,381

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,901)	(46,554)	(1,842)	—	(58,297)
Proceeds from sale of plant and equipment	—	3,216	—	—	3,216
Proceeds from divestiture	—	10,200	—	—	10,200
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(257,556)	—	—	(257,556)
Dividends and fees from unconsolidated affiliates	954	1,629	—	—	2,583
Other, net	16,329	(11,098)	(78)	—	5,153

Net cash provided by (used in) investing activities	7,382	(300,163)	(1,920)	—	(294,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	677,605	—	2,539	—	680,144
Repayment of debt	(580,527)	(26,619)	(5,633)	—	(612,779)
Financing costs	(12,461)	—	—	—	(12,461)
Exercise of stock options	7,442	—	—	—	7,442
Cash overdraft	—	(17,026)	—	—	(17,026)
Inter-company	(54,611)	61,293	(6,682)	—	—

Net cash provided by (used in) financing activities	37,448	17,648	(9,776)	—	45,320

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 31, 2004, 2003 and 2002
(In thousands of dollars)

	Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
2004
Accounts receivable – allowances for doubtful accounts	$8,514	$8,058	299	(1)	$(9,577	)(2)	$7,294
Insurance reserves	25,100	59,787	966	(5)	(57,562	)(3)	28,291
Deferred tax asset valuation allowance	9,646	276	—		—		9,922
Litigation reserves	336	—	—		(336	)(4)	—
2003
Accounts receivable – allowances for doubtful accounts	$8,176	$8,954	$1,294	(1)	$(9,910	)(2)	$8,514
Insurance reserves	20,894	53,774	—		(49,568	)(3)	25,100
Deferred tax asset valuation allowance	5,976	3,670	—		—		9,646
Litigation reserve	11,292	—	—		(10,956	)(4)	336
2002
Accounts receivable – allowances for doubtful accounts	$7,402	$9,537	$1,371	(1)	$(10,134	)(2)	$8,176
Insurance reserves	15,596	48,008	—		(42,710	)(3)	20,894
Deferred tax asset valuation allowance	4,263	1,713	—		—		5,976
Litigation reserve	8,007	8,697	—		(5,412	)(4)	11,292

(1)	Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)	Write-off of uncollectible accounts.

(3)	Payments of insurance premiums and claims.

(4)	Payment of litigation settlement and associated legal fees.

(5)	Represents the addition of National Welders’ reserve for insurance claims of $966 thousand.