Form 10-Q
period 2004-06-30
AIRGAS INC; AIRGAS EAST INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS GULF STATES INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC
filed 2004-08-06
CIK 804212, 1158045, 1158046, 1158047, 1158048, 1158049, 1158050, 1158051, 1158052, 1158053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).   Yes   [X]   No   [  ]

Common Stock outstanding at August 3, 2004: 74,588,651 shares

AIRGAS, INC.

FORM 10-Q
June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$544,017	$461,056
Costs and expenses
Cost of products sold (excluding depreciation)	266,221	221,133
Selling, distribution and administrative expenses	204,062	178,461
Depreciation	23,929	19,291
Amortization	1,433	1,511

Total costs and expenses	495,645	420,396

Operating income	48,372	40,660
Interest expense, net	(11,855)	(10,435)
Discount on securitization of trade receivables	(830)	(868)
Other income (expense), net	174	(173)
Equity in earnings of unconsolidated affiliates	248	700

Earnings before income taxes and minority interest	36,109	29,884
Income taxes	13,541	11,356

Earnings before minority interest	22,568	18,528
Minority interest	452	—

Net earnings	$22,116	$18,528

Basic earnings per share	$0.30	$0.26

Diluted earnings per share	$0.29	$0.25

Weighted average shares outstanding:
Basic	74,200	71,900

Diluted	76,200	73,900

Comprehensive income	$22,956	$19,300

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2004	2004
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $7,496 at June 30, 2004 and $7,294 at March 31, 2004	$100,810	$107,013
Inventories, net	187,671	170,300
Deferred income tax asset, net	23,022	21,054
Prepaid expenses and other current assets	23,339	28,463

Total current assets	334,842	326,830

Plant and equipment, at cost	1,675,797	1,654,187
Less accumulated depreciation	(637,957)	(620,261)

Plant and equipment, net	1,037,840	1,033,926
Goodwill	505,140	504,207
Other intangible assets, net	18,520	19,733
Investments in unconsolidated affiliates	5,932	6,292
Other non-current assets	33,741	40,091

Total assets	$1,936,015	$1,931,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$102,034	$114,303
Accrued expenses and other current liabilities	120,507	122,026
Current portion of long-term debt	6,130	6,140

Total current liabilities	228,671	242,469

Long-term debt	662,963	682,698
Deferred income taxes, net	263,860	257,031
Other non-current liabilities	18,586	20,789
Minority interest in subsidiary	36,191	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2004 and March 31, 2004	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 77,439 and 77,159 shares issued at June 30, 2004 and March 31, 2004, respectively	774	772
Capital in excess of par value	242,946	233,574
Retained earnings	500,424	481,677
Accumulated other comprehensive loss	(1,726)	(2,566)
Treasury stock, 1,408 and 1,470 common shares at cost at June 30, 2004 and March 31, 2004	(4,174)	(4,658)
Employee benefits trust, 1,658 and 2,241 common shares at cost at June 30, 2004 and March 31, 2004, respectively	(12,500)	(16,898)

Total stockholders’ equity	725,744	691,901

Total liabilities and stockholders’ equity	$1,936,015	$1,931,079

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$22,116	$18,528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,929	19,291
Amortization	1,433	1,511
Deferred income taxes	6,600	4,800
Equity in earnings of unconsolidated affiliates	(248)	(700)
Gain on divestiture	(380)	—
Losses on sales of plant and equipment	211	57
Minority interest in earnings	452	—
Stock issued for employee stock purchase plan	2,327	2,264
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	8,900	(2,300)
Trade receivables, net	(2,892)	(4,073)
Inventories, net	(18,749)	(5,682)
Prepaid expenses and other current assets	4,354	392
Accounts payable, trade	(12,264)	(8,259)
Accrued expenses and other current liabilities	(6,730)	(12,368)
Other assets	1	(1,551)
Other liabilities	(1,140)	3,804

Net cash provided by operating activities	27,920	15,714

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,634)	(21,319)
Proceeds from sales of plant and equipment	678	1,342
Proceeds from divestiture	828	—
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(528)	(5,750)
Dividends and fees from unconsolidated affiliates	608	422
Other, net	(16)	(1,520)

Net cash used in investing activities	(25,064)	(26,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	62,369	81,603
Repayment of debt	(77,353)	(74,505)
Minority interest	(452)	—
Exercise of stock options	8,836	5,803
Dividends paid	(3,369)	(2,925)
Cash overdraft	7,113	1,135

Net cash provided by (used in) financing activities	(2,856)	11,111

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$13,163	$13,874
Income taxes, net of refunds	$8,824	$1,466

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders (see Note 2). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders Supply Company, Inc. (“National Welders”), a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina. For the three months ended June 30, 2003, National Welders’ operating results were reflected as “Equity in Earnings of Unconsolidated Affiliates.” For the three months ended June 30, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. National Welders contributed $39.6 million to sales and $3.9 million to operating income for the three months ended June 30, 2004. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

(3) ACQUISITIONS & DIVESTITURES

(a) Acquisitions

     The Company acquired a manufacturer and distributor of dry ice on April 14, 2003 and a distributor of safety products on May 1, 2003. The dry ice business generates annual revenues of approximately $2 million and is included in the All Other Operations segment. The dry ice business was acquired to expand the Company’s market reach into certain southern U.S. states. The distributor of safety products generates annual revenues of approximately $10 million and is included in the Distribution segment. The safety distributor business was acquired to complement the Company’s existing packaged gas distribution operations in the western U.S. The Company paid cash of $5.8 million for the two acquired businesses. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled $1.3 million.

(b) Divestiture

     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $380 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.

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

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,
(In thousands)	2004	2003
Weighted average common shares outstanding:
Basic	74,200	71,900
Stock options and warrants	2,000	2,000

Diluted	76,200	73,900

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

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 19 thousand and 1.6 million outstanding stock options and warrants with an exercise price above the average market price for the three months ended June 30, 2004 and June 30, 2003, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement will expire in December 2005, but may be renewed subject to renewal provisions contained in the agreement. During the three months ended June 30, 2004, the Company sold, net of its retained interest, $456.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $448.0 million in collections on those receivables. The amount of outstanding receivables under the agreement was $171.5 million at June 30, 2004 and $162.6 million at March 31, 2004. Effective July 30, 2004, the maximum amount of qualified trade receivables that can be sold under the securitization increased to $200 million.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $43 million and $44 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at June 30, 2004 and March 31, 2004, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(6) INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	June 30,	March 31,
(In thousands)	2004	2004
Hardgoods	$170,700	$154,038
Gases	16,971	16,262

	$187,671	$170,300

     Net inventories determined by the LIFO inventory method totaled $29.1 million and $26.8 million at June 30, 2004 and March 31, 2004, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $3 million at June 30, 2004 and March 31, 2004, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	June 30,	March 31,
(In thousands)	2004	2004
Accrued payroll and employee benefits	$34,104	$39,133
Business insurance reserves	20,451	19,824
Health insurance reserves	9,845	9,627
Taxes other than income taxes	13,806	12,828
Accrued interest expense	12,003	12,724
Other accrued expenses and current liabilities	30,298	27,890

	$120,507	$122,026

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At June 30, 2004, the Company had six fixed interest rate swap agreements with a notional amount of $140 million that effectively convert a corresponding amount of variable interest rate debt of the Grantor Trust and the trade receivables securitization (see Note 5) to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 4.41% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.18% at June 30, 2004). The remaining terms of these swap agreements range from between one month and five years. During the three months ended June 30, 2004, the Company recorded a net decrease in the fair value of the fixed interest rate swap agreements of $1.3 million as a reduction of “Accumulated Other Comprehensive Loss.”

     At June 30, 2004, the Company also had four variable interest rate swap agreements with a notional amount of $125 million that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The swap agreements require the Company to make variable interest payments based primarily on six-month LIBOR plus a credit spread (average rate of 3.14% at June 30, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at June 30, 2004. The remaining terms of these swap agreements range from between two and seven years. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at June 30, 2004 was $9.1 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)

National Welders’ Hedging Activities

     The Company’s National Welders joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt to a fixed rate debt instrument. The interest rate swap requires National Welders to make interest payments based on a fixed rate of 6.72% and receive variable interest payments from its counterparty based on a floating LIBOR rate of 1.34% at June 30, 2004. The interest rate swap agreement was not entered into for trading purposes.

     At June 30, 2004, the effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 63% fixed and 37% variable. See Note 14 for the impact of subsequent borrowings.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the three months ended June 30, 2004 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2004	$372,563	$131,644	$504,207
Acquisitions	2,112	—	2,112
Other adjustments	(1,156)	(23)	(1,179)

Balance at June 30, 2004	$373,519	$131,621	$505,140

     Other intangible assets amounted to $18.5 million and $19.7 million (net of accumulated amortization of $34.6 million and $33.2 million) at June 30, 2004 and March 31, 2004, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2005 - $4.0; 2006 - $4.4; 2007 - $3.1; 2008 - $2.4 million; 2009 - $1.2 million, and $3.4 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust
Balance—March 31, 2004	77,159	1,470	2,241
Common stock issuance (a)	280	—	—
Reissuance of treasury stock for warrant exercises	—	(62)	—
Reissuance of stock from Trust (b)	—	—	(583)

Balance—June 30, 2004	77,439	1,408	1,658

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income
Balance—March 31, 2004	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$—
Net earnings	—	—	22,116	—	—	—	22,116
Common stock issuance (a)	2	3,617	—	—	—	—	—
Dividends paid on common stock ($.045 per share)	—	—	(3,369)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(465)	—	—	(465)
Net change in fair value of interest rate swap agreements	—	—	—	2,044	—	—	2,044
Reissuance of common stock from Trust (b)	—	3,145	—	—	—	4,398	—
Reissuance of treasury stock for warrant exercises	—	(484)	—	—	484	—	—
Tax benefit from stock option exercises	—	3,094	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(739)	—	—	(739)

Balance—June 30, 2004	$774	$242,946	$500,424	$(1,726)	$(4,174)	$(12,500)	$22,956

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee stock option exercises and purchases through the Employee Stock Purchase Plan.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.

	Three Months Ended June 30,
(In thousands, except per share amounts)	2004	2003
Net earnings, as reported	$22,116	$18,528
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,296)	(1,271)

Pro forma net earnings	$20,820	$17,257

Net earnings per share:
Basic – as reported	$0.30	$0.26
Basic – pro forma	$0.28	$0.24
Diluted – as reported	$0.29	$0.25
Diluted – pro forma	$0.27	$0.23

(12) COMMITMENTS AND CONTINGENCIES

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2004				June 30, 2003
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined
Gas and rent	$228,578	$77,169	$(10,438)	$295,309	$220,407	$48,072	$(9,597)	$258,882
Hardgoods	233,809	15,794	(895)	248,708	201,448	1,349	(623)	202,174

Total net sales	462,387	92,963	(11,333)	544,017	421,855	49,421	(10,220)	461,056
Cost of products sold, excl. deprec. expense	236,096	41,458	(11,333)	266,221	209,149	22,204	(10,220)	221,133
Selling, distribution and administrative expenses	171,100	32,962		204,062	161,950	16,511		178,461
Depreciation expense	17,997	5,932		23,929	16,170	3,121		19,291
Amortization expense	1,265	168		1,433	1,357	154		1,511

Operating income	35,929	12,443		48,372	33,229	7,431		40,660

(14) SUBSEQUENT EVENTS

Acquisition

     On July 30, 2004, the Company acquired the assets of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) for $175 million cash, exclusive of transaction costs, plus up to $25 million to be paid on or about November 15, 2005. The $25 million contingent portion of the purchase price is based on the Company achieving certain financial targets. The acquisition was financed through borrowing on the Company’s variable rate revolving credit facilities. As a result of the additional borrowing, the Company’s ratio of fixed to variable interest rates was approximately 50% fixed to 50% variable at July 31, 2004.

     The Company acquired the BOC business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important new geographies. The acquisition includes more than 120 retail stores, warehouses, fill plants and other operations in 21 states involved in distributing packaged industrial, specialty and medical gases, as well as welding equipment and supplies. The acquired business generated approximately $240 million in revenue in its fiscal year ended September 30, 2003. Approximately 65 percent of the revenues were from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies. The acquired operations will be predominately reported in the Distribution segment.

     In addition to the assets acquired, the Company and BOC signed reciprocal long-term supply agreements. The Company will become the supplier for a substantial portion of BOC’s resale packaged gas needs. BOC will supply liquid bulk gases to support the operations it sold to the Company.

Dividend declaration

     On August 4, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable September 30, 2004 to stockholders of record as of September 15, 2004.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) SUBSEQUENT EVENTS – (continued)

1997 Directors’ Stock Option Plan, as amended

     On August 4, 2004, the Company announced that its stockholders approved an amendment to the 1997 Directors’ Stock Option Plan (the “Plan”). The amendment increased the maximum authorized shares issuable under the Plan to 800 thousand.

(15) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. As such, the claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.

     Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Note 2). As permitted by FIN 46R, the Company applied the interpretation prospectively. With the adoption of FIN 46R, the operating results of the National Welders joint venture and corresponding minority interest expense were reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. In prior periods, the Company reported its share of the operating results of the National Welders joint venture as equity in earnings of unconsolidated affiliates under the Parent. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2004 and March 31, 2004 and for the three-month periods ended June 30, 2004 and 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$5,290	$95,520	$—	$100,810
Intercompany receivable/(payable)	—	(7,788)	7,788	—	—
Inventories, net	—	174,872	12,799	—	187,671
Deferred income tax asset, net	9,545	11,316	2,161	—	23,022
Prepaid expenses and other current assets	3,157	13,186	6,996	—	23,339

Total current assets	12,702	196,876	125,264	—	334,842
Plant and equipment, net	26,025	874,470	137,345	—	1,037,840
Goodwill	—	440,384	64,756	—	505,140
Other intangible assets, net	77	17,324	1,119	—	18,520
Investments in unconsolidated affiliates	1,108	4,824	—	—	5,932
Investments in subsidiaries	1,511,089	—	—	(1,511,089)	—
Intercompany receivable/(payable)	(209,206)	158,449	50,757	—	—
Other non-current assets	26,786	4,114	2,841	—	33,741

Total assets	$1,368,581	$1,696,441	$382,082	$(1,511,089)	$1,936,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$695	$91,771	$9,568	$—	$102,034
Accrued expenses and other current liabilities	47,828	55,777	16,902	—	120,507
Current portion of long-term debt	—	449	5,681	—	6,130

Total current liabilities	48,523	147,997	32,151	—	228,671
Long-term debt	592,413	5,716	64,834	—	662,963
Deferred income tax (asset) liability, net	(3,800)	228,993	38,667	—	263,860
Other non-current liabilities	4,350	10,761	3,475	—	18,586
Minority interest in subsidiary	—	—	36,191	—	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	774	—	—	—	774
Capital in excess of par value	242,946	782,874	71,955	(854,829)	242,946
Retained earnings	500,424	520,280	135,980	(656,260)	500,424
Accumulated other comprehensive loss	(745)	(180)	(801)	—	(1,726)
Treasury stock	(3,804)	—	(370)	—	(4,174)
Employee benefits trust	(12,500)	—	—	—	(12,500)

Total stockholders’ equity	727,095	1,302,974	206,764	(1,511,089)	725,744
Total liabilities and stockholders’ equity	$1,368,581	$1,696,441	$382,082	$(1,511,089)	$1,936,015

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$5,263	$101,750	$—	$107,013
Intercompany receivable/(payable)	—	(7,471)	7,471	—	—
Inventories, net	—	157,991	12,309	—	170,300
Deferred income tax asset, net	9,391	10,679	984	—	21,054
Prepaid expenses and other current assets	4,839	18,422	5,202	—	28,463

Total current assets	14,230	184,884	127,716	—	326,830
Plant and equipment, net	26,906	868,400	138,620	—	1,033,926
Goodwill	—	436,505	67,702	—	504,207
Other intangible assets, net	304	19,187	242	—	19,733
Investments in unconsolidated affiliates	1,117	5,175	—	—	6,292
Investments in subsidiaries	1,481,948	—	—	(1,481,948)	—
Intercompany receivable/(payable)	(198,326)	168,423	29,903	—	—
Other non-current assets	30,634	6,619	2,838	—	40,091

Total assets	$1,356,813	$1,689,193	$367,021	$(1,481,948)	$1,931,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$4,298	$100,239	$9,766	$—	$114,303
Accrued expenses and other current liabilities	49,870	60,604	11,552	—	122,026
Current portion of long-term debt	—	467	5,673	—	6,140

Total current liabilities	54,168	161,310	26,991	—	242,469
Long-term debt	607,832	6,185	68,681	—	682,698
Deferred income tax (asset) liability, net	(4,115)	223,409	37,737	—	257,031
Other non-current liabilities	5,687	10,933	4,169	—	20,789
Minority interest in subsidiaries	—	—	36,191	—	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	772	—	—	—	772
Capital in excess of par value	233,574	786,534	71,956	(858,490)	233,574
Retained earnings	481,677	500,822	122,636	(623,458)	481,677
Accumulated other comprehensive loss	(1,596)	—	(970)	—	(2,566)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(16,898)	—	—	—	(16,898)

Total stockholders’ equity	693,241	1,287,356	193,252	(1,481,948)	691,901
Total liabilities and stockholders’ equity	$1,356,813	$1,689,193	$367,021	$(1,481,948)	$1,931,079

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$499,054	$44,963	$—	$544,017
Costs and expenses
Costs of products sold (excluding depreciation)	—	247,389	18,832	—	266,221
Selling, distribution and administrative expenses	13,314	171,275	19,473	—	204,062
Depreciation	1,820	18,696	3,413	—	23,929
Amortization	22	1,382	29	—	1,433

Operating income (loss)	(15,156)	60,312	3,216	—	48,372
Interest (expense) income, net	(14,917)	3,907	(845)	—	(11,855)
(Discount) gain on securitization of trade receivables	—	(20,076)	19,246	—	(830)
Other income (expense), net	13,633	(13,170)	(289)	—	174
Equity in earnings of unconsolidated affiliates	—	248	—	—	248

Earnings (losses) before income taxes and minority interest expense	(16,440)	31,221	21,328	—	36,109
Income tax benefit (expense)	5,754	(11,763)	(7,532)	—	(13,541)
Minority interest (expense)	—	—	(452)	—	(452)
Equity in earnings of subsidiaries	32,802	—	—	(32,802)	—

Net earnings	$22,116	$19,458	$13,344	$(32,802)	$22,116

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$454,723	$6,333	$—	$461,056
Costs and expenses
Costs of products sold (excluding depreciation)	—	219,445	1,688	—	221,133
Selling, distribution and administrative expenses	13,669	159,814	4,978	—	178,461
Depreciation	1,609	17,093	589	—	19,291
Amortization	59	1,452	—	—	1,511

Operating income (loss)	(15,337)	56,919	(922)	—	40,660
Interest (expense) income, net	(14,065)	3,927	(297)	—	(10,435)
(Discount) gain on securitization of trade receivables	—	(20,186)	19,318	—	(868)
Other income (expense), net	14,357	(14,836)	306	—	(173)
Equity in earnings of unconsolidated affiliates	662	38	—	—	700

Earnings (loss) before income taxes	(14,383)	25,862	18,405	—	29,884
Income tax benefit (expense)	5,476	(10,311)	(6,521)	—	(11,356)
Equity in earnings of subsidiaries	27,435	—	—	(27,435)	—

Net earnings	$18,528	$15,551	$11,884	$(27,435)	$18,528

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(16,025)	$19,145	$24,800	$—	$27,920

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(884)	(23,480)	(2,270)	—	(26,634)
Proceeds from sales of plant and equipment	—	151	527	—	678
Proceeds from divestiture	—	828	—	—	828
Business acquisitions and acquisition liability settlements	—	(528)	—	—	(528)
Dividends and fees from unconsolidated affiliates	263	345	—	—	608
Other, net	16	—	(32)	—	(16)

Net cash used in investing activities	(605)	(22,684)	(1,775)	—	(25,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	50,273	—	12,096	—	62,369
Repayment of debt	(60,931)	(486)	(15,936)	—	(77,353)
Minority interest	—	—	(452)	—	(452)
Exercise of stock options	8,836	—	—	—	8,836
Dividends paid to stockholders	(3,369)	—	—	—	(3,369)
Cash overdraft	6,619	—	494	—	7,113
Intercompany	15,202	4,025	(19,227)	—	—

Net cash provided by (used in) financing activities	16,630	3,539	(23,025)	—	(2,856)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(6,071)	$26,253	$(4,468)	$—	$15,714

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(951)	(19,976)	(392)	—	(21,319)
Proceeds from sales of plant and equipment	—	1,342	—	—	1,342
Business acquisitions and acquisition liability settlements	—	(5,750)	—	—	(5,750)
Dividends and fees from unconsolidated affiliates	244	178	—	—	422
Other, net	(501)	(1,904)	885	—	(1,520)

Net cash (used in) provided by investing activities	(1,208)	(26,110)	493	—	(26,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	80,402	—	1,201	—	81,603
Repayment of debt	(73,652)	(788)	(65)	—	(74,505)
Exercise of stock options	5,803	—	—	—	5,803
Dividends paid to common stockholders	(2,925)	—	—	—	(2,925)
Cash overdraft	1,135	—	—	—	1,135
Intercompany	(3,484)	645	2,839	—	—

Net cash provided by (used in) financing activities	7,279	(143)	3,975	—	11,111

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

OVERVIEW

     Airgas, Inc. (the “Company”) had net sales for the quarter ended June 30, 2004 (“current quarter”) of $544 million compared to $461 million for the quarter ended June 30, 2003 (“prior year quarter”). The increase in net sales reflected same-store sales growth, the consolidation of National Welders and acquisitions. Net earnings for the quarter ended June 30, 2004 were $22.1 million, or $0.29 per diluted share, compared to $18.5 million, or $0.25 per diluted share, in the prior year quarter.

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders Supply Company, Inc. (“National Welders”) and consolidated this formerly unconsolidated affiliate. For the quarter ended June 30, 2003, National Welders’ operating results were reflected as “Equity in Earnings of Unconsolidated Affiliates.” For the quarter ended June 30, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. National Welders contributed $39.6 million to net sales and $3.9 million to operating income in the quarter ended June 30, 2004. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

     On July 30, 2004, the Company acquired the assets of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) for $175 million cash, exclusive of transaction costs, plus up to $25 million to be paid on or about November 15, 2005. The $25 million contingent portion of the purchase price is based on the Company achieving certain financial targets. The transaction was financed through borrowings on the Company’s U.S. revolving credit facility. The Company acquired the BOC business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important new geographies. The acquisition includes more than 120 retail stores, warehouses, fill plants and other operations in 21 states involved in distributing packaged industrial, specialty and medical gases, as well as welding equipment and supplies. The acquired business generated approximately $240 million in revenue in its fiscal year ended September 30, 2003. Approximately 65 percent of the revenues were from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies. The acquired operations will be predominately reported in the Distribution segment.

     The near-term impact of the BOC acquisition is dependent on the resolution of a number of uncertainties. The more significant uncertainties involve finalizing the Company’s integration plan, which entails the costs associated with combining the acquired operations with existing Company facilities to realize operational synergies. In an effort to maintain a high level of uninterrupted service to customers, the Company is consciously over-resourcing during the transition period from BOC’s centralized management and customer service structure to the Company’s decentralized, branch based structure. The incremental transition cost may reduce second quarter net earnings by $0.01 to $0.02 per diluted share. However, the Company anticipates that for fiscal 2005, the acquired BOC business will contribute earnings of up to $0.02 per diluted share.

     In addition to the assets acquired, the Company and BOC signed reciprocal long-term supply agreements. The Company will become the supplier for a substantial portion of BOC’s resale packaged gas needs. BOC will supply liquid bulk gases to support the operations it sold to the Company.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 18% in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 reflecting same-store sales growth, the consolidation of National Welders and acquisitions. Sales momentum continued in the current quarter, which followed the sales rebound in the fourth quarter of fiscal 2004. On a same-store basis, sales increased 7% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
(In thousands)	June 30,
Net Sales	2004	2003	Increase
Distribution	$462,387	$421,855	$40,532	10%
All Other Operations	92,963	49,421	43,542	88%
Intercompany eliminations	(11,333)	(10,220)	(1,113)

	$544,017	$461,056	$82,961	18%

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

     Distribution segment sales increased 10% during the current quarter compared to the prior year quarter driven by same-store sales growth of $29.3 million (7%) and sales of $11.2 million contributed by prior year acquisitions. Distribution same-store sales growth resulted from higher hardgoods sales of $24.9 million (12%) and gas and rent sales growth of $4.4 million (2%). Hardgoods sales growth reflected continued sales momentum from the improving industrial and manufacturing sectors of the economy. The majority of the hardgoods growth is attributable to volume, but there were also some modest price gains on certain product lines. Safety products sales increased reflecting the strengthening economy and the impact of a new channel migration program. The channel migration program utilizes telemarketing to generate demand and sell safety products to low-volume customers. Gas and rent same-store sales growth resulted from higher volumes, which were partially offset by lower prices, as packaged gas pricing has been fairly competitive. Strategic products helped drive the growth in gas and rent same-store sales. Strategic product sales represent products identified by the Company as those that are expected to grow at a faster rate than the overall economy. During the current quarter, strategic product sales growth principally related to small bulk and medical gases, while sales of specialty gases declined slightly. Bulk gas sales growth was driven by the signing of numerous new customer accounts during the current quarter. Medical gas and rental revenue growth reflected volume growth partially offset by the competitive pricing environment. Sales of specialty gases fell short of expectations during the current quarter as several key segments of the specialty gas market have been slow in responding to the economic recovery. Rental revenues also contributed to sales growth through increases in welding equipment rentals driven by power plant construction, retrofits and maintenance.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $42.4 million compared to the prior year quarter primarily from the consolidation of National Welders (effective December 31, 2003) and same-store sales growth. National Welders contributed sales of $39.6 million during the current quarter. Same-store sales increased 6% led by sales volume growth of liquid carbon dioxide and dry ice. Volume gains of dry ice were mitigated by continued pricing pressure reflecting the competitive dry ice market.

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

     Gross profits increased 16% resulting from the consolidation of National Welders and gross profit growth derived from higher sales volumes. The gross profit margin decreased 90 basis points to 51.1% in the current quarter compared to 52.0% in the prior year quarter.

	Three Months Ended
(In thousands)	June 30
Gross Profits	2004	2003	Increase
Distribution	$226,291	$212,706	$13,585	6%
All Other Operations	51,505	27,217	24,288	89%

	$277,796	$239,923	$37,873	16%

     The Distribution segment’s gross profits increased $13.6 million (6%) compared to the prior year quarter. Distribution’s gross profit margin of 48.9% decreased 150 basis points from 50.4% in the prior year quarter. The lower gross profit margin primarily resulted from a shift in sales mix away from higher margin gas and rent sales and towards lower margin sales of hardgoods. The acquisition of two safety products distributors during fiscal 2004 also contributed to the shift in sales mix. The Distribution segment’s sales consisted of 49.4% gas and rent compared to 52.2% in the prior year quarter.

     The All Other Operations segment’s gross profits increased $24.3 million primarily reflecting the consolidation of National Welders. National Welders contributed gross profits of $22.1 million in the current quarter. The gross profit margin of 55.4% increased 30 basis points from 55.1% in the prior year quarter. The increase in the gross profit margin was driven by the impact of National Welders on the All Other Operations segment. The gross profit margin would have been flat excluding National Welders.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $25.6 million (14%) primarily from the consolidation of National Welders ($15.4 million) and incremental costs of approximately $5 million from prior year acquisitions. Higher costs related to salaries, benefits and distribution-related expenses accounted for the majority of the remaining increase in SD&A expenses. The increase in distribution-related expenses resulted from higher fuel, repair and maintenance costs. As a percentage of net sales, SD&A expenses decreased 120 basis points to 37.5% compared to 38.7% in the prior year quarter reflecting management’s focus on controlling expenses.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation expense of $23.9 million increased $4.6 million (24%) compared to $19.3 million in the prior year quarter. National Welders contributed $2.9 million to the increase in depreciation expense. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tank purchases. Amortization expense of $1.4 million was relatively flat compared to $1.5 million in the prior year quarter as the expiration of certain non-compete agreements was offset by amortization expense contributed by National Welders.

Operating Income

     Operating income increased 19% in the current quarter compared to the prior year quarter driven by higher sales and the consolidation of National Welders. The operating income margin increased 10 basis points to 8.9% compared to 8.8% in the prior year quarter.

	Three Months Ended
(In thousands)	June 30,
Operating Income	2004	2003	Increase
Distribution	$35,929	$33,229	$2,700	8%
All Other Operations	12,443	7,431	5,012	67%

	$48,372	$40,660	$7,712	19%

     The Distribution segment’s operating income margin decreased 10 basis points to 7.8% compared to 7.9% in the prior year quarter. The decrease in the operating income margin reflects the lower gross profit margin, described above, partially offset by lower operating expenses as a percentage of net sales.

     The All Other Operations segment’s operating income margin decreased 160 basis points to 13.4% in the current quarter compared to 15% in the prior year quarter. The decline in the operating income margin resulted from the consolidation of National Welders. Although the consolidation of National Welders accounted for a 52% increase in operating income, the lower operating margin of National Welders lowered the operating margin of the segment by 270 basis points.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $12.7 million increased $1.4 million (12%) compared to the prior year quarter. The consolidation of National Welders contributed approximately $600 thousand to the increase. The remainder of the increase primarily resulted from higher weighted-average interest rates driven by the March 2004 issuance of $150 million of fixed rate 6.25% senior subordinated notes (the “2004 Notes”). The proceeds from the issuance of the 2004 Notes were used to refinance $75 million of 7.14% maturing medium-term notes and pay down borrowings on the Company’s U.S. revolving credit facility.

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $171.5 million at June 30, 2004. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates. Effective July 30, 2004, the maximum amount of qualified trade receivables that can be sold under the securitization increased to $200 million.

     On July 30, 2004, the Company acquired the assets of BOC’s U.S. packaged gas business for $175 million in cash exclusive of transaction costs. The purchase price of $175 million was financed through borrowings on the Company’s U.S. revolving credit facility. The Company estimates that incremental interest expense associated with the borrowings will total approximately $5 million over the remaining eight months of fiscal 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the Company’s financing of the BOC acquisition, the Company’s ratio of fixed to variable interest rates was approximately 50% fixed to 50% variable at July 31, 2004. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at July 31,2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.2 million.

Income Tax Expense

     The effective income tax rate was 37.5% of pre-tax earnings in the current quarter compared to 38% in the prior year quarter.

Net Earnings

     Net earnings for the quarter ended June 30, 2004 were $22.1 million, or $0.29 per diluted share, compared to $18.5 million, or $0.25 per diluted share, in the prior year quarter.

     For the second quarter, the Company expects to earn $0.29 to $0.32 per diluted share. However, that range does not reflect the uncertainties surrounding the cost of integrating the BOC acquisition. Those costs could potentially be $0.01 to $0.02 per diluted share in the second quarter. For the full year, the Company anticipates net earnings of $1.21 to $1.27 per diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities increased to $27.9 million for the three months ended June 30, 2004 compared to $15.7 million in the comparable prior year quarter. Cash from operations as of June 30, 2004 reflects $5.2 million of cash provided by National Welders. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. In addition to the impact of National Welders, the increase in cash provided by operating activities reflects higher net earnings, as adjusted for non-cash items, and cash generated by the trade receivables securitization program. Working capital used more cash in the current quarter reflecting higher inventory levels to support growth in sales of hardgoods and lower accounts payable. The Company increased the level of receivables sold under its trade receivables securitization program generating cash of $8.9 million. Cash flows provided by operating activities were primarily used to fund capital expenditures.

     Cash used in investing activities totaled $25.1 million during the current quarter and primarily consisted of capital expenditures. Capital expenditures were $5.3 million higher than the comparable prior year quarter driven by spending for cylinders and bulk tanks reflecting continued investment to support the Company’s strategic sales initiatives. Capital expenditures in the current quarter also included approximately $3 million of real estate lease buyouts under a program to purchase long-term operating assets that are subject to high cost leases. The Company estimates capital spending for fiscal 2005 will be approximately $115 to $130 million.

     Financing activities used cash of $2.9 million. Net debt repayment under the Company’s revolving credit facilities totaled $15 million. Cash proceeds received from the exercise of stock options totaled $8.8 million. The Company’s cash overdraft provided cash of $7.1 million in the current quarter. The cash overdraft represents the change in the balance of outstanding checks. Dividends paid to stockholders during the current quarter used cash of $3.4 million.

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

Dividends

     On May 25, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.045 per share, representing a 13% increase compared to the quarterly cash dividend paid in fiscal 2004. The cash dividend was paid on June 30, 2004 to stockholders of record as of June 15, 2004. In addition, on August 4, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable September 30, 2004 to stockholders of record as of September 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Instruments

     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheet at June 30, 2004 includes the financial obligations of the National Welders joint venture. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. National Welders’ financial obligations are described separately under the heading “Financial Instruments of the National Welders Joint Venture.”

Revolving Credit Facilities

     The Company has revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $37 million) under a credit agreement with a maturity date of July 30, 2006. At June 30, 2004, the Company had borrowings under the credit agreement of approximately $2 million and $25 million Canadian (U.S. $19 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $33 million at June 30, 2004. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the amount of dividends declared and paid, and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $243 million at June 30, 2004. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At June 30, 2004, the effective interest rates on borrowings under the revolving credit facilities were 3.5% on U.S. borrowings and 4.1% on Canadian borrowings.

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

     On July 30, 2004, the Company borrowed $175 million on its revolving credit facilities to finance the BOC acquisition. Subsequent to the acquisition, the Company had approximately $150 million of availability under these credit facilities.

Term Loan

     At June 30, 2004, the Company had an outstanding term loan with a principal balance of $65 million bearing an effective interest rate of 3.59%. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The term loan is guaranteed by the Company’s domestic subsidiaries. The Company has pledged the stock of its domestic guarantor subsidiaries for the benefit of the lenders providing the term loan.

Medium-Term Notes

     At June 30, 2004, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are guaranteed by each of the domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2004, acquisition and other notes totaled $8.1 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     In March 2004, the Company issued $150 million of senior subordinated notes (the “2004 Notes”) with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes were sold in accordance with the provisions of Rule 144A under the Securities Act of 1933 (the “Securities Act”). In June 2004, the Company exchanged the 2004 Notes for substantially similar notes registered with the Securities and Exchange Commission in accordance with the Securities Act.

     In addition to the 2004 Notes, at June 30, 2004, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.

Financial Instruments of the National Welders Joint Venture

     National Welders has a credit agreement (the “Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The Credit Agreement provides for a Term Loan A of $26.2 million, a Term Loan B of $21 million, a Term Loan C of $8.8 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B matures in July 2006. The revolving credit line matures in June 2006. Interest rates on the Credit Agreement are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. The Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on National Welders’ common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of the 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors.

     At June 30, 2004, National Welders had borrowings under its revolving credit line of $2.7 million, under Term Loan A of $20.4 million and under Term Loan B of $21 million. There were no amounts borrowed or outstanding under Term Loan C at June 30, 2004. At June 30, 2004, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.3%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of $46.3 million at June 30, 2004. National Welders also had acquisition and other notes of $5.7 million principally consisting of a note payable to a bank that is secured by a production facility and bears a fixed interest rate of 7%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Rate Swap Agreements

     The Company and its National Welders joint venture affiliate manage exposure to changes in market interest rates. At June 30, 2004, the Company was party to a total of ten interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $265 million in notional principal amount at June 30, 2004. Six swap agreements with approximately $140 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 4.41% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.18% at June 30, 2004). The remaining terms of these swap agreements range from between one month and five years. Four swap agreements with approximately $125 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR plus a credit spread (average effective rate of 3.14% at June 30, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at June 30, 2004. The remaining terms of these swap agreements range from between two and seven years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.

     National Welders participates in one interest rate swap agreement with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 1.34% at June 30, 2004.

     Including the effect of the interest rate swap agreements and the Company’s financing of the BOC acquisition, the Company’s ratio of fixed to variable interest rates was approximately 50% fixed to 50% variable at July 31, 2004. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at July 31, 2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.2 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2005, but may be renewed subject to renewal provisions contained in the agreement. During the three months ended June 30, 2004, the Company sold, net of its retained interest, $456.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $448.0 million in collections on those receivables. The amount of outstanding receivables under the agreement was $171.5 million at June 30, 2004 and $162.6 million at March 31, 2004. Effective July 30, 2004, the maximum amount of qualified trade receivables that can be sold under the securitization increased to $200 million.

Debt of Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. In July 2003, the Company consolidated the Trust pursuant to FIN 46. At June 30, 2004, the Company had debt associated with the Trust of $41 million recorded on its balance sheet. Interest expense on the debt is based on LIBOR plus an applicable margin. The debt matures in October 2004 and is classified as long-term based upon the Company’s ability and intention to refinance it with borrowings under its long-term credit facilities.

Contractual Obligations and Off-Balance Sheet Arrangements

     There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements as of June 30, 2004 compared to those contained in the Form 10-K for the fiscal year ended March 31, 2004.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

New Accounting Pronouncements

     There were no new accounting pronouncements that have been issued and not adopted as of the date of this quarterly report on Form 10-Q.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that strategic products will grow at a faster rate than the overall economy; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.2 million; the acquired BOC business strengthening the Company’s national distribution network; the ability of the Company to realize synergies associated with the BOC acquisition; the Company’s estimate that the acquired BOC business will contribute earnings of up to $0.02 per diluted share in fiscal 2005; the Company’s estimate that incremental interest expense associated with borrowings for the BOC acquisition will total approximately $5 million over the remaining eight months of fiscal 2005; the Company’s estimate that earnings in the Company’s second quarter ended September 30, 2004 will range from $0.29 to $0.32 per diluted share; potential incremental transition costs of $0.01 to $0.02 per diluted share associated with the BOC acquisition in the second quarter; the Company’s estimate that full-year fiscal 2005 earnings will range from $1.21 to $1.27 per diluted share; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; the Company’s estimate of fiscal 2005 capital spending of approximately $115 to $130 million; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s ability to manage its exposure to changes in market interest rates; and the performance of counterparties under interest rate swap agreements.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and the resulting inability of strategic products to grow at a faster rate than the overall economy; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of the Company to successfully integrate and control costs associated with the BOC acquisition; higher or lower transition costs associated with the BOC acquisition than that estimated by the Company; the inability to realize operational synergies associated with the BOC acquisition; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the second quarter and full-year fiscal 2005; a same-store sales decline in the fiscal 2005 second quarter or in future quarters and its adverse effect on earnings per share; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2005 estimate; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 63% fixed and 37% variable at June 30, 2004. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of June 30, 2004. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

Fiscal Year of Maturity

(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Value
Fixed Rate Debt:
Medium-term notes	$—	$—	$100	$—	$—	$—	$—	$100	$103
Interest expense	$6	$8	$4	$—	$—	$—	$—	$18
Average interest rate	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$7	$1	$—	$—	$—	$—	$8	$8
Interest expense	$1	$—	$—	$—	$—	$—	$—	$1
Average interest rate	7.70%	7.90%	7.65%
Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225	$225	$242
Interest expense	$15	$21	$21	$21	$21	$21	$32	$152
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$140
Interest expense	$7	$9	$9	$9	$9	$9	$40	$92
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
National Welders:
Other notes	$2	$2	$2	$—	$—	$—	$—	$6	$6
Interest expense	$.3	$.2	$.1	$—	$—	$—	$—	$.6
Average interest rate	7.00%	7.00%	7.00%

Fiscal Year of Maturity

(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit facilities	$—	$—	$21	$—	$—	$—	$—	$21	$21
Interest expense	$1	$1	$1	$—	$—	$—	$—	$3
Interest rate (b)	4.03%	4.03%	4.03%
Term loan	$17	$30	$18	$—	$—	$—	$—	$65	$65
Interest expense	$2	$1	$—	$—	$—	$—	$—	$3
Interest rate (b)	3.59%	3.59%	3.59%
Debt of Grantor Trust (c)	$41	$—	$—	$—	$—	$—	$—	$41	$41
Interest expense	$1	$—	$—	$—	$—	$—	$—	$1
Interest rate	2.85%
National Welders:
Revolving credit facility	$—	$—	$3	$—	$—	$—	$—	$3	$3
Interest expense	$.1	$.1	$—	$—	$—	$—	$—	$.2
Interest rate (b)	3.30%	3.30%
Term loan A	$2	$3	$3	$12	$—	$—	$—	$20	$20
Interest expense	$.5	$.6	$.5	$.1	$—	$—	$—	$1.7
Interest rate (b)	3.30%	3.30%	3.30%	3.30%
Term loan B	$—	$—	$21	$—	$—	$—	$—	$21	$21
Interest expense	$.5	$.7	$.2	$—	$—	$—	$—	$1.4
Interest rate (b)	3.30%	3.30%	3.30%

Fiscal Year of Maturity

(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Interest Rate Swaps:
6 Swaps Receive Variable/Pay Fixed
Notional amounts	$40	$50	$—	$—	$—	$50	$—	$140	$1
Swap payments/(receipts)	$2	$2	$2	$2	$2	$—	$—	$10
Variable receive rate = 1.18% (3-month LIBOR)
Weighted average pay rate = 4.41%
4 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$—	$50	$—	$—	$—	$75	$125	$(9)
Swap payments/(receipts)	$(5)	$(7)	$(5)	$(4)	$(4)	$(4)	$(6)	$(35)
Variable pay rate = 3.14% (6-month LIBOR)
Weighted average receive rate = 8.36%
National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$—	$21	$—	$—	$—	$—	$21	$2
Swap payments/(receipts)	$.8	$1.1	$.4	$—	$—	$—	$—	$2.3
Variable receive rate = 1.34% (30-day LIBOR)
Weighted average pay rate= 6.72%
Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization (d)	$—	$172	$—	$—	$—	$—	$—	$172	$172
Discount on securitization	$3	$3	$—	$—	$—	$—	$—	$6

(a) Fiscal 2005 financial instrument maturities and interest expense relate to the period July 1, 2004 through March 31, 2005.

(b) The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of June 30, 2004. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of June 30, 2004.

(c) The Grantor Trust debt will mature on October 8, 2004. The Company intends to refinance the Grantor Trust debt with its revolving credit facility.

(d) The trade receivables securitization agreement expires in December 2005, but may be renewed subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2004, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b. Reports on Form 8-K

     On April 6, 2004, the Company filed a Form 8-K current report pursuant to Item 5 announcing that it signed a definitive asset purchase agreement to acquire most of the assets of the U.S. packaged gas business of The BOC Group, Inc. in a transaction valued up to $200 million.

     On May 6, 2004, the Company furnished a Form 8-K current report pursuant to Item 12 reporting its earnings for its fourth quarter and twelve months ended March 31, 2004.

     On May 19, 2004, the Company filed a Form 8-K/A pursuant to Item 7 amending a Form 8-K previously filed on March 15, 2002. The previously filed Form 8-K was amended to expressly state that certain sections of the Liquid Bulk Supply Agreement entered into with Air Products and Chemicals, Inc. filed under Exhibit 2.1 of the Form 8-K were redacted pursuant to a request submitted to the Securities and Exchange Commission for confidential treatment.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.
AIRGAS GREAT LAKES, INC.
(Registrant)			AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin		AIRGAS SOUTH, INC.
AIRGAS GULF STATES, INC.
	Robert M. McLaughlin		AIRGAS MID SOUTH, INC.
	Vice President & Controller		AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President

ATNL, INC.

(Co-Registrant)

		BY:	/s/ Melanie Andrews

Melanie Andrews
President

DATED: August 6, 2004