Form 10-Q
period 2006-12-31
AIRGAS INC; NITROUS OXIDE CORP; AIRGAS CARBONIC INC; AIRGAS NOR PAC INC; AIRGAS GULF STATES INC; AIRGAS DATA LLC; RED D ARC INC; AIRGAS SPECIALTY GASES INC; AIRGAS MID SOUTH INC; AIRGAS NORTH CENTRAL INC
filed 2007-02-09
CIK 804212, 1158060, 1158058, 1158052, 1158050, 1158066, 1158062, 1158059, 1158193, 1158048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Shares of common stock outstanding at February 5, 2007: 78,557,658 shares

AIRGAS, INC.
FORM 10-Q
December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net Sales	$787,407	$702,407	$2,351,190	$2,082,714

Costs and Expenses:
Cost of products sold (excluding depreciation)	378,152	345,343	1,147,748	1,028,063
Selling, distribution and administrative expenses	286,102	255,515	846,003	765,173
Depreciation	34,909	31,220	102,223	90,515
Amortization	2,914	1,340	6,717	3,947

Total costs and expenses	702,077	633,418	2,102,691	1,887,698

Operating Income	85,330	68,989	248,499	195,016

Interest expense, net	(14,743)	(13,335)	(43,073)	(40,531)
Discount on securitization of trade receivables	(3,611)	(2,571)	(10,493)	(6,665)
Loss on debt extinguishment	(12,099)	—	(12,099)	—
Other income, net	595	122	1,359	1,614

Earnings before income taxes and minority interest	55,472	53,205	184,193	149,434

Income taxes	(22,278)	(19,792)	(71,378)	(55,972)
Minority interest in earnings of consolidated affiliate	(711)	(711)	(2,134)	(1,945)

Income from continuing operations	32,483	32,702	110,681	91,517
Loss from discontinued operations, net of tax	—	(1,877)	—	(1,424)

Net Earnings	$32,483	$30,825	$110,681	$90,093

Net Earnings Per Common Share
Basic
Earnings from continuing operations	$0.42	$0.42	$1.42	$1.19
Loss from discontinued operations	—	(0.02)	—	(0.01)

Net earnings per share	$0.42	$0.40	$1.42	$1.18

Diluted
Earnings from continuing operations	$0.40	$0.41	$1.37	$1.16
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net earnings per share	$0.40	$0.39	$1.37	$1.14

Weighted average shares outstanding:
Basic	78,138	77,037	77,836	76,646

Diluted	83,063	81,575	82,734	80,995

Comprehensive income	$31,213	$31,092	$110,057	$92,052

     See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2006	2006
ASSETS
Current Assets
Cash	$29,883	$34,985
Trade receivables, less allowances for doubtful accounts of $16,567 at December 31, 2006 and $14,782 at March 31, 2006	158,824	132,245
Inventories, net	254,378	229,523
Deferred income tax asset, net	23,640	30,141
Prepaid expenses and other current assets	43,527	31,622

Total current assets	510,252	458,516

Plant and equipment at cost	2,403,864	2,191,673
Less accumulated depreciation	(863,998)	(792,916)

Plant and equipment, net	1,539,866	1,398,757

Goodwill	633,056	566,074
Other intangible assets, net	42,823	26,248
Other non-current assets	27,918	24,817

Total assets	$2,753,915	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$134,260	$143,752
Accrued expenses and other current liabilities	206,349	200,001
Current portion of long-term debt	34,988	131,901

Total current liabilities	375,597	475,654

Long-term debt, excluding current portion	854,795	635,726
Deferred income tax liability, net	350,444	327,818
Other non-current liabilities	37,080	30,864
Minority interest in affiliate	57,191	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2006 and March 31, 2006	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 79,660 and 78,569 shares issued at December 31, 2006 and March 31, 2006, respectively	797	786
Capital in excess of par value	327,558	289,598
Retained earnings	759,460	665,158
Accumulated other comprehensive income	4,127	4,751
Treasury stock, 1,292 common shares at cost at both December 31, 2006 and March 31, 2006	(13,134)	(13,134)

Total stockholders’ equity	1,078,808	947,159

Total liabilities and stockholders’ equity	$2,753,915	$2,474,412

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$110,681	$90,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	102,223	90,515
Amortization	6,717	3,947
Deferred income taxes	33,750	33,300
Loss on divestiture	—	1,900
Gain on sales of plant and equipment	(298)	(806)
Minority interest in earnings	2,134	1,945
Stock-based compensation expense	9,932	—
Stock issued for employee stock purchase plan	8,824	7,775
Loss on debt extinguishment	12,099	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestiture:
Securitization of trade receivables	(3,200)	33,600
Trade receivables, net	(6,649)	(10,280)
Inventories, net	(13,735)	(19,338)
Prepaid expenses and other current assets	(11,938)	7,929
Accounts payable, trade	(26,945)	(30,925)
Accrued expenses and other current liabilities	(19,417)	13,971
Other long-term assets	(1,432)	6,494
Other long-term liabilities	(1,092)	(3,211)

Net cash provided by operating activities	201,654	226,909

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(181,792)	(153,750)
Proceeds from sales of plant and equipment	5,273	4,362
Proceeds from divestitures	—	14,562
Business acquisitions and holdback settlements	(156,545)	(99,272)
Other, net	6	315

Net cash used in investing activities	(333,058)	(233,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	951,442	382,730
Repayment of debt	(827,867)	(407,652)
Purchase of treasury Stock	—	(5,567)
Financing costs	(5,103)	—
Premium paid on call of senior subordinated notes	(10,267)	—
Minority interest in earnings	(2,134)	(1,945)
Minority stockholder note prepayment	—	21,000
Proceeds from exercise of stock options	12,163	13,622
Tax benefit realized from the exercise of stock options	7,053	—
Dividends paid to stockholders	(16,379)	(13,820)
Cash overdraft	17,394	27,868

Net cash provided by financing activities	126,302	16,236

Change in cash	$(5,102)	$9,362
Cash — Beginning of period	34,985	32,640

Cash — End of period	$29,883	$42,002

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2006.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
(2) NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. The Company adopted SFAS 151 effective April 1, 2006, as required. Since the Company performs limited manufacturing, the adoption of SFAS 151 did not have a material impact on its results of operations, financial position or liquidity.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company adopted SFAS 153 effective April 1, 2006, as required. The adoption of SFAS 153 did not have a material impact on its results of operations, financial position or liquidity.
     On September 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The Company adopted SFAS 154 effective April 1, 2006, as required.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) NEW ACCOUNTING PRONOUNCEMENTS — (Continued)
     Effective April 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25). SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized from the date of adoption forward for both new awards and the portion of any previously granted awards that vest after the date of adoption. Prior periods are not restated under the modified prospective method of adoption. Prior to April 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method outlined in APB 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, since the Company does not grant options with exercise prices lower than the market price on the date of grant, no stock-based employee compensation expense was reflected in net earnings prior to the date of adoption. See Note 13 for additional disclosures associated with the adoption of SFAS 123R.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified (“shortcut”) method for calculating the pool of excess tax benefits (the “APIC pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Consolidated Statements of Cash Flows. The shortcut method includes simplified procedures to establish the beginning balance of the APIC pool and to determine the subsequent effect on the APIC pool and Cash Flow Statements of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. The Company has elected to adopt the shortcut method provided in the FSP.
(3) ACQUISITIONS AND DIVESTITURE
(a) Acquisitions
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
     During fiscal 2007, the Company purchased ten businesses associated with the distribution of packaged gases and related hardgoods products. The largest of the acquisitions included Aeriform Corporation, purchased September 1, 2006, and the Union Industrial Gas Group purchased November 1, 2006. In addition to the package gas assets, the Company acquired a propylene distribution business from the Union Industrial Gas Group. The propylene distribution business, with annual revenue of approximately $16 million, was assumed by Airgas Specialty Products, a regional operating company reflected in the All Other Operations business segment. The remaining current year acquisitions, with annual revenues of approximately $126 million, were assumed by regional operating companies in the Distribution business segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS AND DIVESTITURE — (Continued)
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2007 acquisitions and the settlement of holdback liabilities associated with certain acquisitions was $157 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements. The table below summarizes the allocation of purchase price of all fiscal 2007 acquisitions as well as adjustments related to prior year acquisitions.

(In thousands)
Current assets, net	$28,015
Property and equipment	67,819
Goodwill	67,028
Other intangible assets	22,692
Current liabilities	(21,243)
Long-term liabilities	(7,766)

Total cash consideration	$156,545

Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if fiscal 2007 and fiscal 2006 acquisitions had occurred on April 1, 2005. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2005 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2006	2005
Net sales	$2,424,738	$2,237,159
Net earnings	115,807	94,444

Diluted earnings per share	$1.40	$1.17

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS AND DIVESTITURE — (Continued)
(b) Divestiture
     On December 1, 2005, the Company sold its Rutland Tool & Supply Co. (“Rutland Tool”) subsidiary. Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. The results of Rutland Tool for the three and nine months ended December 31, 2005 have been classified in the Consolidated Statement of Earnings as “discontinued operations.”
     Rutland Tool had net sales for the three and nine months ended December 31, 2005 of $8.0 million and $32.8 million, respectively. Also for the three and nine months ended December 31, 2005, Rutland Tool had losses before income taxes of $3.1 million and $2.4 million, respectively. The loss principally reflects a loss on the sale of the business related to writing off leasehold improvements and recognizing lease termination costs for long term lease commitments that were not assumed by the purchaser.
(c) Pending Acquisition
     On November 22, 2006, the Company announced a definitive agreement to acquire, for $495 million in cash, the U.S. bulk gas business that Linde AG was required to divest after its acquisition of The BOC Group. The U.S. bulk gas business, consisting of eight air separation units (ASUs) and approximately 300 employees, generated $154 million in revenues during the year ended December 31, 2005. The U.S. bulk gas business acquisition will be financed under the Company’s senior credit facility and is expected to close, subject to regulatory review and customary closing conditions, before the fiscal year end.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust (the Trust was terminated during fiscal 2006). Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s Employee Stock Purchase Plan. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock.
     The table below presents the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Basic Earnings per Share Computation
Numerator
Income from continuing operations	$32,483	$32,702	$110,681	$91,517
Loss from discontinued operations	—	(1,877)	—	(1,424)

Net earnings	$32,483	$30,825	$110,681	$90,093

Denominator
Basic shares outstanding	78,138	77,037	77,836	76,646

Basic earnings per share from continuing operations	$0.42	$0.42	$1.42	$1.19
Basic loss per share from discontinued operations	—	(0.02)	—	(0.01)

Basic net earnings per share	$0.42	$0.40	$1.42	$1.18

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) EARNINGS PER SHARE — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Diluted Earnings per Share Computation
Numerator
Income from continuing operations	$32,483	$32,702	$110,681	$91,517
Plus: Preferred stock dividends (1)(2)	711	711	2,134	2,134
Plus: Income taxes on earnings of National Welders (3)	252	184	729	509

Income from continuing operations assuming preferred stock conversion	33,446	33,597	113,544	94,160
Loss from discontinued operations	—	(1,877)	—	(1,424)

Net earnings assuming preferred stock conversion	$33,446	$31,720	$113,544	$92,736

Denominator
Basic shares outstanding	78,138	77,037	77,836	76,646

Incremental shares from assumed conversions:
Stock options and options under the Employee Stock Purchase plan	2,598	2,211	2,571	2,022
Preferred stock of National Welders (1)	2,327	2,327	2,327	2,327

Diluted shares outstanding	83,063	81,575	82,734	80,995

Diluted earnings per share from continuing operations	$0.40	$0.41	$1.37	$1.16
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.02)

Diluted net earnings per share	$0.40	$0.39	$1.37	$1.14

(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 2009, the preferred stockholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. Since the average market price of Airgas common stock for each of the periods presented above was in excess of $24.45 per share, the conversion of the preferred stock to Airgas common stock was assumed.

(2)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes are treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $270 million of qualifying trade receivables. The agreement will expire in May 2009, but may be renewed subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2006, the Company sold, net of its retained interest, $1,989 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,992 million in collections on those receivables. The amount of outstanding receivables under the agreement was $241 million at December 31, 2006 and $244 million at March 31, 2006.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $81 million and $63 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2006 and March 31, 2006, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(6) INVENTORIES, NET
     Inventories, net, consist of:

	December 31,	March 31,
(In thousands)	2006	2006
Hardgoods	$226,918	$202,894
Gases	27,460	26,629

	$254,378	$229,523

     Net inventories determined by the LIFO inventory method totaled $38 million at December 31, 2006 and $37 million at March 31, 2006. If the FIFO inventory method had been used for these inventories, the carrying value would have been approximately $7 million higher at December 31, 2006 and approximately $6 million higher at March 31, 2006. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	December 31,	March 31,
(In thousands)	2006	2006
Accrued payroll and employee benefits	$60,655	$57,555
Business insurance reserves	23,959	20,930
Health insurance reserves	9,412	9,734
Accrued interest expense	6,869	14,910
Taxes other than income taxes	11,452	13,590
Cash overdraft	57,561	40,155
Other accrued expenses and current liabilities	36,441	43,127

	$206,349	$200,001

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At December 31, 2006, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. At December 31, 2006, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.35%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.36%. The remaining terms of each of these swap agreements are between 18 months to 29 months.
     National Welders was a party to one interest rate swap agreement with a notional principal amount of $27 million. The counter party to the swap agreement is a major financial institution. National Welders is required to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.35% at December 31, 2006. The remaining term of the swap agreement is 29 months.
     During the nine months ended December 31, 2006, the Company and National Welders recorded a net decrease in the fair value of the fixed interest rate swap agreements and a corresponding decrease to “Accumulated Other Comprehensive Income” of approximately $1.0 million. Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at December 31, 2006 was 29% fixed to 71% variable.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of goodwill and other intangible assets of recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the net carrying amount of goodwill for the nine months ended December 31, 2006 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2006	$402,582	$163,492	$566,074
Acquisitions	62,475	4,553	67,028
Other adjustments	158	(204)	(46)

Balance at December 31, 2006	$465,215	$167,841	$633,056

     Other intangible assets amounted to $42.8 million and $26.2 million, net of accumulated amortization of $50.2 million and $43.8 million at December 31, 2006 and March 31, 2006, respectively. These intangible assets primarily consist of acquired customer lists which are amortized principally over 5 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2007 — $3.4 million; 2008 — $8.7 million; 2009 — $7.1 million; 2010 — $6.6 million; 2011 — $6.3 million; and $9.7 million thereafter.
     SFAS 142, Goodwill and Other Intangible Assets, requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2006, the Company determined the implied fair value of each of its reporting units using discounted cash flow analyses and compared such values to the carrying value of each of the respective reporting units. This annual assessment of goodwill indicated that the Company’s carrying value of goodwill was not impaired.
(10) INDEBTEDNESS
     Long-term debt consists of:

	December 31,	March 31,
(In thousands)	2006	2006
Revolving credit borrowings	$545,308	$112,009
Term loan	100,000	81,250
Money market loans	30,000	25,000
Medium-term notes	—	100,751
Senior subordinated notes	150,000	376,532
Acquisition and other notes	2,414	3,025
National Welders debt	62,061	69,060

Total long-term debt	889,783	767,627
Less current portion of long-term debt	(34,988)	(131,901)

Long-term debt, excluding current portion	$854,795	$635,726

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INDEBTEDNESS — (Continued)
Debt Refinancing
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Agreement”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Agreement to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million of term loan, with an expiration of May 31, 2007, is restricted to finance the previously announced Linde bulk gas acquisition that is expected to close in the fiscal fourth quarter. The Credit Agreement will mature on July 25, 2011.
     As of December 31, 2006, the Company had approximately $645 million of borrowings under the credit agreement: $527 million under the U.S. dollar revolver, C$22 million (U.S. $18 million) under the Canadian dollar revolver and a $100 million under a term loan. The term loan is repayable in quarterly installments of $3.8 million between March 31, 2007 and December 31, 2010. The quarterly installments then increase to $11.9 million from December 31, 2010 to maturity on July 25, 2011. The Company also had commitments of $34 million under letters of credit with a financial institution. The U.S. dollar borrowings bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of December 31, 2006, the effective interest rate on the U.S. dollar borrowings and Canadian dollar borrowings were 6.11% and 5.19%, respectively.
     As of December 31, 2006, the financial covenants in the credit agreement permitted the Company to incur $676 million of additional debt. The financial covenant calculations include the pro forma results of acquired businesses. Therefore, borrowing capacity is not reduced dollar-for-dollar with acquisition financing. At December 31, 2006, approximately $439 million remained unused under the U.S. dollar revolving credit line, approximately C$18 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line and $500 million remained unused under the term loans. The Credit Agreement also contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Agreement may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loan
     The Company has an agreement with a financial institution that provides access to short term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2006, the Company had an outstanding advance under the agreement of $30 million for a term of 87 days bearing interest at 5.77%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INDEBTEDNESS — (Continued)
Senior Subordinated Notes
     At December 31, 2006, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s revolving credit line. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs. Based on current interest rates under the revolving credit facility, interest savings are estimated to be $500 thousand per month.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2006, acquisition and other notes totaled approximately $2 million with interest rates ranging from 5% to 8.5%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INDEBTEDNESS — (Continued)
Debt of the National Welders Joint Venture
     Pursuant to the requirements of FIN 46R, Consolidation of Variable Interest Entities, the Company’s Consolidated Balance Sheets at December 31, 2006 and March 31, 2006 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s financial obligations. The debt of National Welders consists of:

	December 31,	March 31,
(In thousands)	2006	2006
Revolving credit borrowings	$48,608	$51,393
Term loan A	12,755	15,042
Term loan C	—	1,622
Acquisition and other debt obligations	698	1,003

Total long-term debt	62,061	69,060
Less current portion of long-term debt	(3,591)	(5,589)

Long-term debt, excluding current portion	$58,470	$63,471

     The National Welders Credit Agreement (the “NWS Credit Agreement”) provides for a revolving credit line of $74 million, a Term Loan A of $26 million, a Term Loan B of $21 million, and a Term Loan C of $9 million. At December 31, 2006, National Welders had borrowings under its revolving credit line of $49 million and under Term Loan A of $13 million. There were no amounts outstanding under Term loans B or C at December 31, 2006. National Welders also had $698 thousand in acquisition notes and other debt obligations.
     The revolving credit agreement matures in August 2008. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in August 2008. The variable interest rate on the revolving credit line and Term Loan A ranges from LIBOR plus 70 to 145 basis points varying with National Welders’ leverage ratio. At December 31, 2006, the effective interest rate for the revolving credit line and Term Loan A was 6.30%. The NWS Credit Agreement also contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $25 million at December 31, 2006.
     As of December 31, 2006, the revolving credit line and Term Loan A are secured by certain current assets, principally trade receivables and inventory, totaling $36 million, non-current assets, principally equipment, totaling $103 million, and Airgas common stock with a market value of $38 million classified as treasury stock and carried at cost of $370 thousand.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INDEBTEDNESS — (Continued)
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt as of December 31, 2006 are as follows:

		National
(In thousands)	Airgas, Inc.	Welders	Total
December 31, 2007	$31,397	$3,591	$34,988
March 31, 2008	3,750	—	3,750
March 31, 2009	15,000	58,470	73,470
March 31, 2010	15,913	—	15,913
March 31, 2011	31,250	—	31,250
Thereafter	730,412	—	730,412

	$827,722	$62,061	$889,783

(11) MINORITY STOCKHOLDER NOTE PREPAYMENT
     In June 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance—March 31, 2006	78,569	1,292
Common stock issuance (a)	1,091	—

Balance—December 31, 2006	79,660	1,292

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Income
Balance – March 31, 2006	$786	$289,598	$665,158	$4,751	$(13,134)

Net earnings	—	—	110,681	—	—	110,681
Common stock issuance (a)	11	20,975	—	—	—	—
Tax benefit from stock option exercises	—	7,053	—	—	—	—
Foreign currency translation adjustment	—	—	—	38	—	38
Dividends paid on common stock ($0.21 per share)	—	—	(16,379)	—	—	—
Stock-based compensation (b)	—	9,932	—	—	—	—
Net change in fair value of interest rate swap agreements	—	—	—	(1,040)	—	(1,040)
Net tax benefit of comprehensive income items	—	—	—	378	—	378

Balance — December 31, 2006	$797	$327,558	$759,460	$4,127	$(13,134)	$110,057

(a)	Issuance of common stock for stock option exercises and purchases through the Employee Stock Purchase Plan.

(b)	In accordance with the adoption of SFAS 123R, the Company recognized compensation expense with a corresponding amount recorded to Capital in Excess of Par Value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION
     The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation recognized since the date of adoption includes: (a) any share-based payments granted subsequent to the date of adoption; and (b) any portion of share-based payments granted prior to the date of adoption that vests subsequent to the date of adoption. Prior periods have not been restated.
     The Company recorded stock-based compensation of $3.4 million ($2.5 million after tax), or $0.03 per diluted share, in the three months ended December 31, 2006, and $9.9 million ($7 million after tax), or $0.09 per diluted share, for the nine months ended December 31, 2006. The pre-tax compensation expense was included in Selling, Distribution and Administrative expenses in the Consolidated Statement of Earnings. The stock-based compensation expense related to stock options and options to purchase common stock under the Employee Stock Purchase Plan.
Prior Period Pro Forma Earnings
     The following table presents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, in the prior year:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	December 31, 2005	December 31, 2005
Net earnings, as reported	$30,825	$90,093
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,656)	(6,086)

Pro forma net earnings	$29,169	$84,007

Earnings per share:
Basic — as reported	$0.40	$1.18
Basic — pro forma	$0.38	$1.10

Diluted — as reported	$0.39	$1.14
Diluted — pro forma	$0.37	$1.07
2006 Equity Incentive Plan
     At the August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the Company’s 1997 Stock Option Plan for employees and the 1997 Directors’ Stock Option Plan. Outstanding stock options and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will only be issued from the 2006 Equity Plan. A total of 986 thousand options were granted during the nine months ended December 31, 2006. A total of 11.8 million shares of common stock are reserved for issuance under the 2006 Equity Plan upon the exercise of stock options, stock appreciation rights, restricted shares or restricted units, of which 4.5 million remained available for grant at December 31, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION — (Continued)
Fair Value
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R, which is consistent with that used for pro forma disclosures in prior periods. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2006 and 2005 was $13.74 and $9.46, respectively. In the three and nine months ended December 31, 2006, the Company recognized stock-based compensation expense associated with stock options of approximately $2.4 million and $7.6 million, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in the periods presented:

	Nine Months Ended
	December 31,
	2006		2005
Expected volatility		36.2%		35.3%
Expected dividend yield		0.80%		0.83%
Expected term	5.43	years	6.43	years
Risk-free interest rate		5.0%		3.9%
     The expected volatility was determined based on anticipated changes in the underlying stock price over the expected term using a weighting of historical and implied volatility. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.
Summary of Stock Option Activity
     The following table summarizes the activity of the 2006 Equity Incentive Plan during the nine months ended December 31, 2006:

	Number of		Weighted-Average	Aggregate
	Stock Options	Weighted-Average	Remaining Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (Years)	(In thousands)
Outstanding at March 31, 2006	6,994	$16.36
Granted	986	$36.17
Exercised	(771)	$16.16
Forfeited	(111)	$25.99

Outstanding at December 31, 2006	7,098	$18.99	5.50	$152,820

Exercisable at December 31, 2006	4,793	$14.81	4.49	$123,228

     The aggregate intrinsic value represents the difference between the Company’s closing stock price on December 31, 2006 of $40.52 and the weighted-average exercise price multiplied by the number of stock options outstanding as of that date. The total intrinsic value of stock options exercised during the nine months ended December 31, 2006 was $17.5 million.
     As of December 31, 2006, $19 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2.7 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION — (Continued)
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the “ESPP”) to encourage and assist employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.9 million shares were available for issuance at December 31, 2006.
     Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25,000. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12-month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. During the nine months ended December 31, 2006 and 2005, the Company granted 400 thousand and 533 thousand options to purchase common stock under the ESPP, respectively.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of options granted under the ESPP was $8.29 and $5.57 for the nine months ended December 31, 2006 and 2005, respectively. In the three and nine months ended December 31, 2006, the Company recognized stock-based compensation expense associated with the ESPP of $1 million and $2.3 million, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

	Nine Months Ended
	December 31,
	2006	2005
Expected volatility	30.8%	27.1%
Expected dividend yield	0.73%	0.90%
Expected term	2 to 8 months	3 to 12 months
Risk-free interest rate	5.0%	3.1%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION — (Continued)
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2006:

	Number of		Aggregate
	Purchase Options	Weighted Average	Intrinsic Value
	(In thousands)	Exercise Price	(In thousands)
Outstanding at March 31, 2006	138	$20.14
Granted	400	$31.06
Exercised	(330)	$26.70
Forfeited	(5)	$30.71

Outstanding at December 31, 2006	203	$30.75	$1,983

(14) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Supply Agreements
     In September and October 2006, the Company entered into 10-year take-or-pay supply agreements with The BOC Group, Inc. (“BOC”) to purchase helium. The total annual commitment amount for these agreements is approximately $23 million. These new agreements replace the previous two helium supply agreements that were to expire in February 2007 and July 2019.
     The BOC supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases.
Construction of Air Separation Plant
     In November 2006, the Company entered into an agreement to build and operate an air separation plant in Carrollton, KY. The project will cost approximately $32 million and is expected to come on stream by March 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) SUMMARY BY BUSINESS SEGMENT
     As disclosed in Note (3) Acquisitions and Divestiture, the Company sold its subsidiary Rutland Tool in December 2005. The results of Rutland Tool were previously reflected in the Distribution business segment. For the three and nine month periods ended December 31, 2005, the operating results of Rutland Tool have been reclassified in the Consolidating Statement of Earnings as discontinued operations. Information related to the Company’s continuing operations by business segment for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended				Three Months Ended
	December 31, 2006				December 31, 2005
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim	Combined	Dist.	Ops.	Elim	Combined
Gas and rent	$351,431	$113,554	$(14,194)	$450,791	$311,620	$105,132	$(13,367)	$403,385
Hardgoods	314,371	23,499	(1,254)	336,616	280,809	19,731	(1,518)	299,022

Total net sales	665,802	137,053	(15,448)	787,407	592,429	124,863	(14,885)	702,407

Cost of products sold, excluding deprec. expense	329,951	63,649	(15,448)	378,152	300,545	59,683	(14,885)	345,343
Selling, distribution and administrative expenses	238,728	47,374	—	286,102	213,855	41,660	—	255,515
Depreciation expense	28,198	6,711	—	34,909	24,010	7,210	—	31,220
Amortization expense	2,286	628	—	2,914	950	390	—	1,340

Operating income	66,639	18,691	—	85,330	53,069	15,920	—	68,989

	Nine Months Ended				Nine Months Ended
	December 31, 2006				December 31, 2005
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim	Combined	Dist.	Ops.	Elim	Combined
Gas and rent	$1,026,411	$355,323	$(42,185)	$1,339,549	$911,914	$311,333	$(39,964)	$1,183,283
Hardgoods	945,971	69,586	(3,916)	1,011,641	846,731	57,106	(4,406)	899,431

Total net sales	1,972,382	424,909	(46,101)	2,351,190	1,758,645	368,439	(44,370)	2,082,714

Cost of products sold, excluding deprec. expense	991,304	202,545	(46,101)	1,147,748	894,674	177,759	(44,370)	1,028,063
Selling, distribution and administrative expenses	704,227	141,776	—	846,003	642,473	122,700	—	765,173
Depreciation expense	80,744	21,479	—	102,223	70,338	20,177	—	90,515
Amortization expense	5,164	1,553	—	6,717	3,261	686	—	3,947

Operating income	190,943	57,556	—	248,499	147,899	47,117	—	195,016

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2006	2005
Interest paid	$51,193	$41,653
Discount on securitization	10,421	6,524
Income taxes (net of refunds)	42,367	13,161
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which are non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Nine Months Ended
	December 31,
(In thousands)	2006	2005
Net cash provided by operating activities	$22,024	$15,734
Net cash used in investing activities	(11,847)	(15,748)
Net cash used in financing activities	(9,706)	(11)

Change in cash	471	(25)

Management fee paid to the Company, which is eliminated in consolidation	$1,074	$912

(17) SUBSEQUENT EVENT
Dividend declaration
     On January 16, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share payable March 30, 2007 to stockholders of record as of March 15, 2007.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(18) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s consolidated affiliate, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2006 and March 31, 2006 and for the nine months ended December 31, 2006 and 2005. As disclosed in Note (3) Acquisitions and Divestiture, the Company sold its subsidiary Rutland Tool in December 2005. Accordingly, the operating results of Rutland Tool, which was a guarantor of the Company’s senior subordinated notes, have been reclassified in the Consolidating Statements of Earnings as discontinued operations for the nine months ended December 31, 2005. Intercompany receivables and payables as of March 31, 2006 have been reclassified to conform to the current period presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$26,244	$3,639	$—	$29,883
Trade receivables, net	—	9,917	148,907	—	158,824
Intercompany receivable/(payable)	—	(4,281)	4,281	—	—
Inventories, net	—	235,901	18,477	—	254,378
Deferred income tax asset, net	14,978	10,383	(1,721)	—	23,640
Prepaid expenses and other current assets	10,106	28,811	4,610	—	43,527

Total current assets	25,084	306,975	178,193	—	510,252

Plant and equipment, net	16,094	1,334,588	189,184	—	1,539,866
Goodwill	—	555,329	77,727	—	633,056
Other intangible assets, net	—	38,690	4,133	—	42,823
Investments in subsidiaries	2,090,233	—	—	(2,090,233)	—
Other non-current assets	12,522	12,400	2,996	—	27,918

Total assets	$2,143,933	$2,247,982	$452,233	$(2,090,233)	$2,753,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,088	$115,413	$17,759	$—	$134,260
Accrued expenses and other current liabilities	73,064	115,766	17,519	—	206,349
Current portion of long-term debt	30,000	1,397	3,591	—	34,988

Total current liabilities	104,152	232,576	38,869	—	375,597

Long-term debt, excluding current portion	777,000	1,047	76,748	—	854,795
Deferred income tax liability, net	(6,432)	314,561	42,315	—	350,444
Intercompany (receivable)/payable	184,119	(69,757)	(114,362)	—	—
Other non-current liabilities	6,286	22,855	7,939	—	37,080
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	797	—	—	—	797
Capital in excess of par value	327,558	883,031	71,956	(954,987)	327,558
Retained earnings	759,460	863,004	268,835	(1,131,839)	759,460
Accumulated other comprehensive income	4,127	665	3,112	(3,777)	4,127
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,078,808	1,746,700	343,533	(2,090,233)	1,078,808

Total liabilities and stockholders’ equity	$2,143,933	$2,247,982	$452,233	$(2,090,233)	$2,753,915

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$30,061	$4,924	$—	$34,985
Trade receivables, net	—	7,149	125,096	—	132,245
Intercompany receivable/(payable)	—	(4,113)	4,113	—	—
Inventories, net	—	211,319	18,204	—	229,523
Deferred income tax asset, net	21,988	9,239	(1,086)	—	30,141
Prepaid expenses and other current assets	7,289	20,713	3,620	—	31,622

Total current assets	29,277	274,368	154,871	—	458,516

Plant and equipment, net	18,285	1,194,523	185,949	—	1,398,757
Goodwill	—	488,317	77,757	—	566,074
Other intangible assets, net	—	22,362	3,886	—	26,248
Investments in subsidiaries	1,940,670	—	—	(1,940,670)	—
Other non-current assets	15,491	6,394	2,932	—	24,817

Total assets	$2,003,723	$1,985,964	$425,395	$(1,940,670)	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$3,057	$122,078	$18,617	$—	$143,752
Accrued expenses and other current liabilities	112,396	66,241	21,364	—	200,001
Current portion of long-term debt	125,751	561	5,589	—	131,901

Total current liabilities	241,204	188,880	45,570	—	475,654

Long-term debt, excluding current portion	549,382	2,450	83,894	—	635,726
Deferred income tax liability, net	4,372	280,404	43,042	—	327,818
Intercompany (receivable)/payable	257,995	(148,123)	(109,872)	—	—
Other non-current liabilities	3,611	25,242	2,011	—	30,864
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	786	—	—	—	786
Capital in excess of par value	289,598	894,898	71,955	(966,853)	289,598
Retained earnings	665,158	741,623	228,662	(970,285)	665,158
Accumulated other comprehensive income	4,751	590	3,312	(3,902)	4,751
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	947,159	1,637,111	303,559	(1,940,670)	947,159

Total liabilities and stockholders’ equity	$2,003,723	$1,985,964	$425,395	$(1,940,670)	$2,474,412

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$2,155,550	$195,640	$—	$2,351,190
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	1,062,925	84,823	—	1,147,748
Selling, distribution and administrative expenses	5,480	763,607	76,916	—	846,003
Depreciation	4,666	84,177	13,380	—	102,223
Amortization	—	6,298	419	—	6,717

Operating Income (Loss)	(10,146)	238,543	20,102	—	248,499

Interest (expense) income, net	(55,245)	15,733	(3,561)	—	(43,073)
(Discount) gain on securitization of trade receivables	—	(59,696)	49,203	—	(10,493)
Loss on debt extinguishment	(12,099)	—	—	—	(12,099)
Other income (expense), net	(156)	464	1,051	—	1,359

Earnings (loss) before income taxes and minority interest	(77,646)	195,044	66,795	—	184,193

Income tax benefit (expense)	26,772	(73,662)	(24,488)	—	(71,378)
Minority interest in earnings of consolidated affiliate	—	—	(2,134)	—	(2,134)
Equity in earnings of subsidiaries	161,555	—	—	(161,555)	—

Net Earnings	$110,681	$121,382	$40,173	$(161,555)	$110,681

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$1,919,329	$163,385	$—	$2,082,714
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	957,675	70,388	—	1,028,063
Selling, distribution and administrative expenses	17,542	676,813	70,818	—	765,173
Depreciation	5,623	72,883	12,009	—	90,515
Amortization	—	3,786	161	—	3,947

Operating Income (Loss)	(23,165)	208,172	10,009	—	195,016

Interest (expense) income, net	(54,317)	16,785	(2,999)	—	(40,531)
(Discount) gain on securitization of trade receivables	—	(55,278)	48,613	—	(6,665)
Other income (expense), net	15,029	(14,202)	787	—	1,614

Earnings (loss) before income taxes and minority interest	(62,453)	155,477	56,410	—	149,434

Income tax benefit (expense)	21,859	(57,230)	(20,601)	—	(55,972)
Minority interest in earnings of consolidated affiliate	—	—	(1,945)	—	(1,945)
Equity in earnings of subsidiaries	130,687	—	—	(130,687)	—
Loss from discontinued operations, net of tax	—	(1,424)	—	—	(1,424)

Net Earnings	$90,093	$96,823	$33,864	$(130,687)	$90,093

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(101,809)	$272,454	$31,009	$—	$201,654

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,754)	(160,650)	(18,388)	—	(181,792)
Proceeds from sale of plant and equipment	224	4,281	768	—	5,273
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(157,892)	1,347	—	(156,545)
Other, net	(625)	836	(205)	—	6

Net cash used in investing activities	(3,155)	(313,425)	(16,478)	—	(333,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	899,411	2,363	49,668	—	951,442
Repayment of debt	(766,126)	(2,930)	(58,811)	—	(827,867)
Financing costs	(5,103)	—	—	—	(5,103)
Premium paid on call of senior subordinated notes	(10,267)	—	—	—	(10,267)
Minority interest	—	—	(2,134)	—	(2,134)
Exercise of stock options	12,163	—	—	—	12,163
Tax benefit realized from the exercise of stock options	7,053	—	—	—	7,053
Dividends paid to stockholders	(16,379)	—	—	—	(16,379)
Cash overdraft	17,968	—	(574)	—	17,394
Inter-company	(33,756)	37,721	(3,965)	—	—

Net cash provided by (used in) financing activities	104,964	37,154	(15,816)	—	126,302

CHANGE IN CASH	$—	$(3,817)	$(1,285)	$—	$(5,102)
Cash — Beginning of year	—	30,061	4,924	—	34,985

Cash — End of year	$—	$26,244	$3,639	$—	$29,883

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(27,088)	$179,467	$74,530	$—	$226,909

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,073)	(132,241)	(19,436)	—	(153,750)
Proceeds from sale of plant and equipment	25	3,805	532	—	4,362
Proceeds from divestiture	—	14,562	—		14,562
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(98,928)	(344)	—	(99,272)
Other, net	413	4	(102)	—	315

Net cash used in investing activities	(1,635)	(212,798)	(19,350)	—	(233,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	331,752	2,363	48,615	—	382,730
Repayment of debt	(335,854)	(2,662)	(69,136)	—	(407,652)
Purchase of treasury stock	(5,567)	—	—		(5,567)
Minority interest	—	—	(1,945)	—	(1,945)
Minority stockholder note prepayment	—	—	21,000	—	21,000
Exercise of stock options	13,622	—	—	—	13,622
Dividends paid to stockholders	(13,820)	—	—	—	(13,820)
Cash overdraft	29,015	—	(1,147)	—	27,868
Inter-company	9,575	33,889	(43,464)	—	—

Net cash provided by (used in) financing activities	28,723	33,590	(46,077)	—	16,236

CHANGE IN CASH	$—	$259	$9,103	$—	$9,362
Cash — Beginning of year	—	29,340	3,300	—	32,640

Cash — End of year	$—	$29,599	$12,403	$—	$42,002

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended December 31, 2006 (“current quarter”) of $787 million compared to $702 million for the quarter ended December 31, 2005 (“prior year quarter”). Net sales increased by 12% in the current quarter driven by strong same-store sales growth and the impact of current and prior year acquisitions. Sales momentum continued in the current quarter generating same-store sales growth of 7%, with pricing and volume contributing about equally. Acquisitions also added 5% to overall sales growth. Sales growth related to pricing reflected gas price increases implemented in June 2006 and November 2005. Sales volume gains in the quarter reflected broad demand with the strongest sales gains driven by industrial, energy infrastructure (power plants, oil and natural gas), and non-residential construction markets. Strategic product lines, including bulk gases, medical gases and safety products, were solid contributors to the sales gains. Operating income in the current quarter increased to $85 million, an increase of 24% over the prior year quarter. Operating margins expanded in the current quarter to 10.8% from 9.8% of sales in the prior year quarter. The significant margin improvement was driven by continued operating profit leverage on sales growth and effective management of costs and pricing. Income from continuing operations in the current quarter was $32.5 million or $0.40 per diluted share, which reflects an after tax loss of $7.9 million from the early extinguishment of debt, or $0.10 per diluted share, and stock-based compensation expense of $2.5 million after tax, or $0.03 per diluted share. Income from continuing operations in the prior year quarter was $32.7 million, or $0.41 per diluted share. Stock-based compensation expense was not recognized in the prior year quarter.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes due October 1, 2011 (the “Notes”) at a premium of 104.563% of the principal amount with borrowing under the Company’s revolving credit facility. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax). The charge related to the redemption premium and the write-off of unamortized debt issuance costs. Based on current interest rates under the revolving credit facility, interest savings are estimated to be $500 thousand per month.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. The new standard requires the Company to estimate the value of stock options issued to employees, including options to purchase shares under its Employee Stock Purchase Plan, and recognize stock-based compensation expense over the period in which the options vest. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method outlined in Accounting Principles Board Opinion No. 25 to account for stock-based compensation. For the three months ended December 31, 2006, the Company recognized stock-based compensation expense of $3.4 million ($2.5 million after tax) or $0.03 per diluted share. For the nine months ended December 31, 2006, the Company recognized stock-based compensation expense of $9.9 million ($7 million after tax), or $0.09 per diluted share. Since the Company adopted SFAS 123R using the modified prospective method, no stock-based compensation expense was reflected in earnings prior to April 1, 2006.
     During the nine months ended December 31, 2006, the Company completed ten acquisitions with combined annual sales of approximately $142 million. The largest of these acquisitions include the September 2006 purchase of the assets and operations of Houston, Texas-based Aeriform Corporation, a distributor of industrial gases and related hardgoods products with 29 locations in Texas, Louisiana, Oklahoma and Kansas and the November 2006 purchase of the Union Industrial Gas Group, a distributor of industrial gases and related hardgoods with 14 locations in New Mexico, Texas and Louisiana.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On November 22, 2006, the Company announced a definitive agreement to acquire, for $495 million in cash, the U.S. bulk gas business that Linde AG was required to divest after its acquisition of The BOC Group. The Linde bulk gas business, consisting of eight air separation units (ASUs) and approximately 300 employees, generated $154 million in revenues for the year ended December 31, 2005. The Linde bulk gas acquisition is expected to close, subject to regulatory review and customary closing conditions, before the fiscal year end.
     In December 2005, the Company divested its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). As a result of the divestiture, the Company classified the operating results of Rutland Tool as “discontinued operations” for the three and nine month periods ended December 31, 2005. Rutland Tool generated annual sales of approximately $50 million and an insignificant amount of operating income. The results of Rutland Tool were previously reflected in the Distribution business segment.
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Agreement”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Agreement to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million of term loan, with expiration of May 31, 2007, is restricted to finance the previously announced Linde bulk gas acquisition that is expected to close in the fiscal fourth quarter. The Credit Agreement will mature on July 25, 2011.
     Looking forward, the Company expects earnings from continuing operations to range from $0.51 to $0.53 per diluted share in its fiscal fourth quarter ending March 31, 2007, and full 2007 fiscal year earnings from continuing operations of $1.88 to $1.90 per diluted share including the $.10 per diluted share charge related to the early extinguishment of debt.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 12% in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 reflecting continued strong same-store sales growth of 7% and acquisition growth of 5%. Same-store sales growth reflected pricing initiatives, volume growth and strategic product sales gains, all benefiting from the continued strength of the industrial production, energy and non-residential construction markets served by the Company.
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

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Net Sales
Distribution	$665,802	$592,429	$73,373	12%
All Other Operations	137,053	124,863	12,190	10%
Intercompany eliminations	(15,448)	(14,885)	(563)

	$787,407	$702,407	$85,000	12%

     The Distribution segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; process chemicals; and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution segment sales increased 12% during the current quarter compared to the prior year quarter driven by same-store sales growth of $45 million (7%) and incremental sales contributed by acquisitions of $28 million. An increase in hardgoods sales of $21 million (7%) and gas and rent sales of $24 million (7%) drove the Distribution same-store sales growth. Sales gains of the Company’s core gas and welding hardgoods business reflected continued strong demand from industrial, energy infrastructure and non-residential construction sectors. Hardgoods same-store sales growth also reflected higher sales of safety and Radnor® private-label products. Same-store sales of safety products grew 8% in the current quarter against a difficult comparison due to strong post-hurricanes Katrina and Rita sales in the prior year quarter. Radnor products continued to generate above-market sales growth of 9%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Distribution segment’s same-store sales for gas and rent increased 7% reflecting price increases and volume growth. The impact of price increases reflects pricing actions implemented in June 2006 and November 2005. Sales of industrial gases during the current quarter remained strong reflecting continued momentum in the Company’s core industrial markets. Sales of strategic gas products, including bulk and medical gases, were also significant contributors to sales growth in the current quarter. Bulk gas sales volumes were up due to growth in micro-bulk and higher demand in merchant bulk gases. Medical gas sales growth was attributable to continued success in the hospital sector as well as with the Walk-O2-Bout™ medical cylinder program. Rental revenues benefited from the Company’s rental welder business that generated 29% same-store sales growth in the current period. Power plant construction projects and the strong non-residential construction market contributed to the increase in demand for welding machines, gases and consumables.
     The All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division consists of producers and distributors of gas products, principally of carbon dioxide, dry ice, nitrous oxide, specialty gases, and process chemicals, including anhydrous ammonia. National Welders is a producer and distributor of industrial, medical and specialty gases. All Other Operations’ sales increased $12 million (10%) compared to the prior year quarter resulting from same-store sales growth and acquisitions. Same-store sales growth of 5% was driven by continued sales gains at National Welders and sales growth of dry ice and liquid carbon dioxide. Strong dry ice sales reflect success in the food processing market as well as the Company’s nationwide network of Penguin Brand dry ice retail locations. Sales growth from acquisitions primarily consisted of the March 2006 acquisition of a packaged gas distributor completed by National Welders.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold, and as such the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 15% resulting principally from sales growth and acquisitions. The gross profit margin increased 120 basis points to 52% compared to 50.8% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Gross Profits
Distribution	$335,851	$291,884	$43,967	15%
All Other Operations	73,404	65,180	8,224	13%

	$409,255	$357,064	$52,191	15%

     The Distribution segment’s gross profits increased $44 million (15%) compared to the prior year quarter. The Distribution segment’s gross profit margin in the current quarter of 50.4% increased 110 basis points versus 49.3% in the prior year quarter. The improvement in the gross profit margin reflects gas price increases as well as a favorable shift in product mix within gas and rent. The mix of gas and rent as a percentage of the Distribution segment’s sales was 52.8% as compared to 52.6% in the prior year quarter. The Company intends to continue to raise prices as necessary to offset rising product, operating and delivery costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The All Other Operations segment’s gross profits increased $8 million (13%) primarily from strong sales growth at National Welders and sales volume growth of carbon dioxide products. The gross profit margin increased 140 basis points to 53.6% from 52.2% in the prior year quarter driven by improved pricing and lower product costs associated with the anhydrous ammonia product line acquired in June 2005.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. As a percentage of net sales, SD&A expense decreased 10 basis points to 36.3% compared to 36.4% in the prior year quarter. The decrease in SD&A as a percentage of sales occurred despite $3.4 million, or approximately 40 basis points, of stock based compensation expense recognized in the current quarter. There was no stock-based compensation expense in the prior year quarter. The higher operating margin reflects improved cost leverage on sales growth and effective cost management. SD&A expenses increased $31 million (12%) primarily from variable operating costs associated with the growth in sales volumes and acquisitions. The increase in SD&A expense is primarily attributable to salaries and wages and distribution-related expenses. The increase in salary and wages reflected increased operational headcounts and overtime to fill cylinders, deliver products and operate facilities to meet the increased customer demand. In addition to normal wage inflation, salaries and wages reflected $3.4 million of stock-based compensation expense in the current quarter. There was no stock-based compensation expense in the prior year quarter. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $3 million versus the prior year quarter. Higher fuel costs were directly related to the increase in miles driven to meet growth in the business. As compared with the prior year quarter, acquisitions added an estimated $9 million of SD&A expense.
     Depreciation expense of $35 million increased $4 million (12%) compared to the prior year quarter. The increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, including cylinders, bulk tanks and rental welders, as well as branch expansions and a new fill plant. Amortization expense of $2.9 million was approximately $1.5 million higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 24% in the current quarter compared to the prior year quarter due to higher sales levels and margin improvement. Pricing actions, discussed above, and improved cost leverage on sales growth were the primary contributors to a 100 basis point increase in the operating income margin to 10.8% compared to 9.8% in the prior year quarter.

	Three Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Operating Income
Distribution	$66,639	$53,069	$13,570	26%
All Other Operations	18,691	15,920	2,771	17%

	$85,330	$68,989	$16,341	24%

     Operating income in the Distribution segment increased 26% in the current quarter. The Distribution segment’s operating income margin increased 100 basis points to 10% compared to 9% in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating income in the All Other Operations segment increased 17% primarily benefiting from the strong business momentum of National Welders as well as the improved anhydrous ammonia business. The segment’s operating income margin increased 90 basis points to 13.6% compared to 12.7% in the prior year quarter.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $18 million, representing an increase of 15% compared to the prior year quarter. The increase primarily resulted from higher weighted-average interest rates related to the Company’s variable rate debt instruments and higher average debt levels associated with acquisitions partially offset by approximately $1 million of interest savings from the redemption of the $225 million 9.125% senior subordinated notes.
     The Company participates in a securitization agreement with two commercial banks to sell up to $270 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $241 million at December 31, 2006 versus $244 million at March 31, 2006. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at December 31, 2006 was 29% fixed to 71% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $2 million.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a third quarter charge on the early extinguishment of debt of $12.1 million. Based on current interest rates under the revolving credit facility, interest savings are estimated to be $500 thousand per month.
Income Tax Expense
     The effective income tax rate was 40.2% of pre-tax earnings in the current quarter compared to 37.2% in the prior year quarter. The current quarter’s tax rate reflects the limited deductibility of stock-based compensation associated with the Company’s ESPP and the absence of state tax benefits associated with the loss on the extinguishment of debt. The tax rate in the prior year quarter reflects a favorable adjustment to previously recorded tax liabilities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income from Continuing Operations
     Income from continuing operations in the current quarter was $32.5 million, or $0.40 per diluted share, which reflects an after tax loss of $7.9 million from the early extinguishment of debt, or $0.10 per diluted share, and stock-based compensation expense of $2.5 million after tax, or $0.03 per diluted share. Income from continuing operations in the prior year quarter was $32.7 million, or $0.41 per diluted share. Stock-based compensation expense was not recognized in the prior year quarter.
Income from Discontinued Operations
     In December 2005, the Company divested Rutland Tool. Consequently, the prior period operating results of Rutland Tool were classified as discontinued operations. For the three months ended December 31, 2005, the loss from discontinued operations, net of tax, was $1.9 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 13% in the nine months ended December 31, 2006 (“current period”) compared to the nine months ended December 31, 2005 (“prior year period”) reflecting strong same-store sales growth of 9% and acquisition growth of 4%. Same-store sales growth reflected pricing initiatives, volume growth and strategic product sales gains, driven by the continued strength of the industrial production, energy and non-residential construction markets served by the Company.

	Nine Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Net Sales
Distribution	$1,972,382	$1,758,645	$213,737	12%
All Other Operations	424,909	368,439	56,470	15%
Intercompany eliminations	(46,101)	(44,370)	(1,731)

	$2,351,190	$2,082,714	$268,476	13%

     Distribution segment sales increased $214 million (12%) during the current period driven by same-store sales growth of $159 million (9%) and incremental sales contributed by current and prior year acquisitions of $55 million (3%). An increase in hardgoods sales of $75 million (9%) and gas and rent sales of $84 million (9%) drove the Distribution same-store sales growth. Broad demand from industrial, energy infrastructure and non-residential construction sectors helped the Company’s core gas and welding hardgoods business. Hardgoods same-store sales growth reflected continued volume and pricing gains. The Company’s successful Radnor private label brand of products generated sales growth of 13% in the current period. Same-store sales of safety products also increased 11% reflecting the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers partially offset by difficult comparisons on prior year hurricane-related sales.
     The Distribution segment’s gas and rent same-store sales of 9% reflects price increases and volume growth. The impact of price increases reflects pricing actions implemented in June 2006 and November 2005. Sales of industrial gases during the current period remained strong reflecting demand from the Company’s core industrial markets. Sales of strategic gas products increased 10% in the current period driven by bulk and medical sales gains. Bulk gas sales volumes were up related to growth in micro-bulk and the signing of new bulk customer contracts. Medical gas sales growth was attributable to higher demand from the hospital sector as well as success of the Walk-O2-Bout™ medical cylinder program. Rental revenues benefited from the Company’s rental welder business that generated 38% same-store sales growth in the current period. The rebuilding effort in the Gulf Coast area, power plant construction projects and the strong non-residential construction market contributed to the increase in demand for welding machines, gases and consumables.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     All Other Operations’ sales increased $56 million (15%) compared to the prior year period resulting from same-store sales growth and acquisitions. Same-store sales growth of 8% was driven by continued sales gains of National Welders and growth in carbon dioxide products. Sales of dry ice and liquid carbon dioxide were strong contributors to sales growth in the current period reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of Penguin dry ice retail locations. Acquisitions primarily consisted of a March 2006 acquisition of a packaged gas distributor by National Welders.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold, and as such the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 14% principally from sales growth and acquisitions. The gross profit margin in the current period was 51.2% compared to 50.6% in the prior year period.

	Nine Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Gross Profits
Distribution	$981,078	$863,971	$117,107	14%
All Other Operations	222,364	190,680	31,684	17%

	$1,203,442	$1,054,651	$148,791	14%

     The Distribution segment’s gross profits increased $117 million (14%) compared to the prior year period. The Distribution segment’s gross profit margin was 49.7% versus 49.1% in the prior year period. The increase in the gross profit margin reflected the impact of price increases as well as a favorable shift in product mix within gas and rent. Gas and rent as a percentage of the Distribution segment’s sales was 52% as compared to 51.9% in the prior year period.
     The All Other Operations segment’s gross profits increased $32 million (17%) primarily from strong sales growth at National Welders and sales volume growth of carbon dioxide products. The segment’s gross profit margin increased 50 basis points to 52.3% versus 51.8% in the prior year period driven by improvement in pricing and margin expansion particularly with respect to the anhydrous ammonia product line acquired in June 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
     As a percentage of net sales, SD&A expense decreased 70 basis points to 36% compared to 36.7% in the prior year period reflecting improved cost leverage and effective cost management. SD&A expenses increased $81 million (11%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. The increase in SD&A expense was primarily attributable to salaries and wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. In addition to normal wage inflation, salaries and wages reflected $9.9 million of stock-based compensation expense in the current period. There was no stock-based compensation expense in the prior year period. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $6 million versus the prior year period. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to source gas products and meet customer demand. Operating expenses in the prior year period include a loss of $2.5 million associated with hurricanes Katrina and Rita. Acquisitions contributed estimated incremental SD&A expenses of $18 million in the current period.
     Depreciation expense of $102 million increased $12 million (13%) compared to the prior year period. Acquired businesses contributed depreciation expense of approximately $1.5 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of a new fill plant and branch stores. Amortization expense of $6.7 million was $2.8 million higher than the prior year period driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 27% in the current period driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to a 120 basis point increase in the operating income margin to 10.6% compared to 9.4% in the prior year period.

	Nine Months Ended
	December 31,
(In thousands)	2006	2005	Increase
Operating Income
Distribution	$190,943	$147,899	$43,044	29%
All Other Operations	57,556	47,117	10,439	22%

	$248,499	$195,016	$53,483	27%

     Operating income in the Distribution segment increased 29% in the current period. The Distribution segment’s operating income margin increased 130 basis points to 9.7% compared to 8.4% in the prior year period. The significant margin improvement was driven by continued operating profit leverage on sales growth, and effective management of costs and pricing.
     Operating income in the All Other Operations segment increased 22% compared to the prior year period. The segment’s operating income margin of 13.5% was 70 basis points higher than 12.8% in the prior year period. The increases in operating income and operating margin were driven by the strong business momentum of National Welders and the improved anhydrous ammonia business.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $54 million representing an increase of 13% compared to the prior year period. The increase primarily resulted from higher weighted-average interest rates related to the Company’s variable rate debt instruments and higher average debt levels associated with acquisitions.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a third quarter charge on the early extinguishment of debt of $12.1 million. Based on current interest rates under the revolving credit facility, interest savings are estimated to be $500 thousand per month.
Income Tax Expense
     The effective income tax rate was 38.8% of pre-tax earnings in the current period compared to 37.5% in the prior year. The effective income tax rate in the current period reflects a one-time tax benefit associated with a recent change in state income tax law in Texas. Additionally, the current period’s tax rate reflects the limited deductibility of stock-based compensation associated with the Company’s ESPP and the absence of state tax benefits associated with the loss on the extinguishment of debt. The tax rate in the prior year period reflects a favorable adjustment to previously recorded tax liabilities. The Company expects the overall effective tax rate for fiscal 2007, including the one-time tax benefit above, to range from 38% to 39% of pre-tax earnings.
Income from Continuing Operations
     Income from continuing operations in the current period ended December 31, 2006 was $111 million, or $1.37 per diluted share, which reflects an after tax loss of $7.9 million from the early extinguishment of debt, or $0.10 per diluted share, and stock-based compensation expense of $7.1 million after tax, or $0.09 per diluted share. Income from continuing operations in the prior period was $92 million, or $1.16 per diluted share. Stock-based compensation expense was not recognized in the prior year.
Income from Discontinued Operations
     In December 2005, the Company divested Rutland Tool. Consequently, the prior period operating results of Rutland Tool were classified as discontinued operations. For the nine months ended December 31, 2005, the loss from discontinued operations, net of tax, was $1.4 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $202 million for the nine months ended December 31, 2006 compared to $227 million in the comparable prior year period. Net earnings adjusted for non-cash items provided cash of $286 million versus $229 million in the prior year period. Working capital resulted in a use of cash of $79 million in the current period versus $39 million in the prior year period. The use of cash for working capital in the current period principally reflects a higher level of income tax payments. The trade receivables securitization resulted in a use of cash of $3 million versus cash provided of $34 million in the prior year period, reflecting an expansion of the trade receivables securitization program in the prior year. Additionally, the adoption of SFAS 123R requires excess tax benefits related to stock option exercises be reflected in financing activities instead of operating activities. During the current period, an excess tax benefit of $7 million from the exercise of stock options is reflected in financing activities. As a result of the Company’s use of the modified prospective method when adopting SFAS 123R, the excess tax benefit of $5 million in the prior year period is reflected in operating activities. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current period included $22 million of cash provided by National Welders versus $16 million in the prior year period. Cash flows provided by operating activities were principally used to fund investing activities.
     Net cash used in investing activities totaled $333 million during the current period and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures were $182 million in the current period (including $14 million at National Welders) and primarily relate to spending for cylinders, bulk tanks, rental welding machines and a new fill plant. These capital expenditures reflect investments to support the Company’s sales growth initiatives. Cash of $157 million was also used for acquisitions and holdback settlements.
     Financing activities provided net cash of $126 million primarily from net borrowings under the Company’s credit agreement. The additional borrowing was principally used to fund acquisitions. Other sources of cash effectively offset the uses of cash within financing activities.
Dividends
     At the end of each quarter during the nine months ended December 31, 2006, the Company paid its stockholders regular quarterly cash dividends of $0.07 per share. On January 16, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, which is payable on March 30, 2007 to stockholders of record as of March 15, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stock Repurchase Plan
     Due to certain contemplated acquisitions, in July 2006, the Company suspended the three-year share repurchase plan that it initiated in November 2005. No shares of Company common stock were repurchased during the nine months ended December 31, 2006. The Company continues to focus on using its cash flow for investing in growth opportunities, including future acquisitions, paying down debt and growing its dividend.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Debt Refinancing
     Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. Subject to compliance with certain covenants, the $1.6 billion senior unsecured credit facility (the “Credit Agreement”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $34 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Agreement to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million of term loan, with an expiration of May 31, 2007, is restricted to finance the previously announced Linde bulk gas acquisition that is expected to close in the fiscal fourth quarter. The Credit Agreement will mature on July 25, 2011.
     As of December 31, 2006, the Company had approximately $645 million of borrowings under the credit agreement: $527 million under the U.S. dollar revolver, C$22 million (U.S. $18 million) under the Canadian dollar revolver and a $100 million under a term loan. The term loan is repayable in quarterly installments of $3.8 million between March 31, 2007 and December 31, 2010. The quarterly installments then increase to $11.9 million from December 31, 2010 to maturity on July 25, 2011. The Company also had commitments of $34 million under letters of credit with a financial institution. The U.S. dollar borrowings bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of December 31, 2006, the effective interest rate on the U.S. dollar borrowings and Canadian dollar borrowings were 6.11% and 5.19%, respectively.
     As of December 31, 2006, the financial covenants in the credit agreement permitted the Company to incur $676 million of additional debt. The financial covenant calculations include the pro forma results of acquired businesses. Therefore, borrowing capacity is not reduced dollar-for-dollar with acquisition financing. At December 31, 2006, approximately $439 million remained unused under the U.S. dollar revolving credit line, approximately C$18 million (U.S. $16 million) remained unused under the Canadian dollar revolving credit line and $500 million remained unused under the term loans. The Credit Agreement also contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Agreement may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loan
     The Company has an agreement with a financial institution that provides access to short term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2006, the Company had an outstanding advance under the agreement of $30 million for a term of 87 days bearing interest at 5.77%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senior Subordinated Notes
     At December 31, 2006, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s revolving credit line. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs. Based on current interest rates under the revolving credit facility, interest savings are estimated to be $500 thousand per month.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At December 31, 2006, acquisition and other notes totaled approximately $2 million with interest rates ranging from 5% to 8.5%.
Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at December 31, 2006 and March 31, 2006 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
     The National Welders Credit Agreement (the “NWS Credit Agreement”) provides for a revolving credit line of $74 million, a Term Loan A of $26 million, a Term Loan B of $21 million, and a Term Loan C of $9 million. At December 31, 2006, National Welders had borrowings under its revolving credit line of $49 million and under Term Loan A of $13 million. There were no amounts outstanding under Term loans B or C at December 31, 2006. National Welders also had $698 thousand in acquisition notes and other debt obligations.
     The revolving credit agreement matures in August 2008. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in August 2008. The variable interest rate on the revolving credit line and Term Loan A ranges from LIBOR plus 70 to 145 basis points varying with National Welders’ leverage ratio. At December 31, 2006, the effective interest rate for the revolving credit line and Term Loan A was 6.30%. The NWS Credit Agreement also contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $25 million at December 31, 2006.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As of December 31, 2006, the revolving credit line and Term Loan A are secured by certain current assets, principally trade receivables and inventory, totaling $36 million, non-current assets, principally equipment, totaling $103 million, and Airgas common stock with a market value of $38 million classified as treasury stock and carried at cost of $370 thousand.
Trade Receivables Securitization
     The Company participates in a securitization agreement with two commercial banks to sell up to $270 million of qualifying trade receivables. The agreement expires in May 2009, but may be renewed subject to provisions contained in the agreement. During the nine months ended December 31, 2006, the Company sold, net of its retained interest, $1,989 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1,992 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $241 million at December 31, 2006 and $244 million at March 31, 2006, respectively.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At December 31, 2006, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. At December 31, 2006, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.35%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.36%. The remaining terms of each of these swap agreements are between 18 months to 29 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     National Welders was a party to one interest rate swap agreement with a major financial institution with a notional principal amount of $27 million. National Welders is required to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.35% at December 31, 2006. The remaining term of the swap agreement is 29 months.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at December 31, 2006 was 29% fixed to 71% variable. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $2 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations and off-balance sheet arrangements as of December 31, 2006.

(In thousands)	Payments Due by Period
		Remainder
Contractual and Off-Balance Sheet		of Fiscal			More than 5
Obligations(a)	Total	2007	1 to 3 Years	3 to 5 Years	Years

Obligations reflected on the December 31, 2006 Balance Sheet:
Long-term debt (1)	$889,783	$1,461	$106,997	$47,163	$734,162

Off-balance sheet obligations as of December 31, 2006:
Estimated interest payments on long-term debt (2)	253,639	13,605	103,880	94,595	41,559
Estimated payments (receipts) on interest rate swap agreements (3)	(1,358)	(143)	(1,165)	(50)	—
Operating leases (4)	147,498	13,956	79,892	41,532	12,118
Trade receivables securitization (5)	241,000	—	—	241,000	—
Estimated discount on securitization (6)	32,889	3,495	27,064	2,330	—
Letters of credit (7)	34,426	34,426	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	759,846	21,179	149,322	142,960	446,385
Liquid carbon dioxide supply agreements (9)	150,687	3,315	18,416	15,456	113,500
Ammonia supply agreements (10)	4,978	2,489	2,489	—	—
Construction of Air Separation plant (11)	32,300	3,400	28,900	—	—
Other purchase commitments (12)	4,332	3,915	278	139	—

Total	$2,550,020	$101,098	$516,073	$585,125	$1,347,724

(a)	The remainder of Fiscal 2007 column relates to obligations due during the period January 1, 2007 through March 31, 2007. The 1 to 3 years column relates to obligations due in fiscal years ended March 31, 2008 and 2009. The 3 to 5 years column relates to obligations due in fiscal years ended March 31, 2010 and 2011. The more than 5 years column relates to obligations due in fiscal years ended March 31, 2012 and beyond.

(1)	Aggregate long-term debt instrument maturities are reflected as of December 31, 2006. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the maturities reflected in the contractual obligation table as described in (1) above and interest rates as of December 31, 2006. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of December 31, 2006. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	The Company’s operating leases at December 31, 2006 includes approximately $131 million in fleet vehicles under long-term operating leases. The Company guaranteed a residual value of $16 million related to its leased vehicles.

(5)	The Company participates in a securitization agreement with two commercial banks to sell up to $270 million of qualifying trade receivables. The agreement expires in May 2009, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, eligible trade receivables are sold to two commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its revolving credit facilities. The securitization agreement is a form of off-balance sheet financing. Also see Note 5 to the Consolidated Financial Statements.

(6)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of December 31, 2006. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

(7)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. These claims are supported by an arrangement with a financial institution.

(8)	The Company has a 15-year take-or-pay supply agreement, expiring September 1, 2017, under which Air Products and Chemicals, Inc. will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under The BOC Group, Inc. (“BOC”) supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2006 purchases, the Air Products supply agreement represents approximately $47 million in annual liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2006 purchases.

In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase oxygen, nitrogen and argon. The agreement was entered into in conjunction with the July 2004 acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The 2004 BOC agreement represents approximately $3 million in annual bulk gas purchases. Prior to the acquisition, the Company purchased oxygen, nitrogen and argon under an agreement with BOC which expires in May 2007. Minimum purchases through May 2007 under the pre-acquisition supply agreement are approximately $1.5 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In September and October 2006, the Company entered into 10-year take-or-pay supply agreements with BOC to purchase helium. The total annual commitment amount for these agreements is approximately $23 million. These new agreements replace the previous two helium supply agreements that were to expire in February 2007 and July 2019.

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

(9)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The aggregate obligations under the supply agreements represent approximately 20% of the Company’s annual carbon dioxide requirements. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2006 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(10)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under supply agreements, which is perpetual pending a 180-day written notification of termination from either party.

(11)	The Company entered into an agreement to build and operate an air separation plant in Carrollton, KY. The project will cost approximately $32 million and is expected to come on stream by March 2009.

(12)	Other purchase commitments primarily include property, plant and equipment expenditures.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the requirements of SFAS 155 and has not yet determined the impact on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the requirements of SFAS 156 and has not yet determined the impact on its consolidated financial statements.
     In June 2006, the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g. sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company will disclose its policy when the EITF is adopted.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The new Staff Accounting Bulletin addresses the methods to be used when assessing the materiality of identified, unadjusted errors or differences between Generally Accepted Accounting Principles (“GAAP”) and company policies on the financial statements. Prior to SAB 108, either a balance sheet approach or an income statement approach was used to make such assessments. Although either approach could result in a different conclusion about materiality, both approaches were acceptable under generally accepted accounting principles. Under SAB 108, both the balance sheet and the income statement approach must now be used to evaluate the materiality of identified errors. For the Company, SAB 108 is effective for the fiscal year ended March 31, 2007.
     Historically, the Company used the income statement or “rollover” approach when assessing the materiality of differences between GAAP and Company policies. The Company is currently evaluating its materiality assessment using the guidance of SAB 108. The SAB 108 approach may change the previous conclusions about the materiality of certain of these differences. In such cases, SAB 108 permits the Company to change its policies to those specified by GAAP and to record the impact of such changes as a cumulative effect adjustment to beginning retained earnings. The Company is evaluating the impact of SAB 108.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intention to use up to $500 million in term loan borrowings to finance the Linde bulk gas acquisition; the Company’s intent to use borrowings under the revolving credit line for working capital, acquisitions and general corporate purposes; interest savings of $500 thousand per month resulting from the redemption of its 9.125% senior subordinated notes; the Company’s expectation that earnings from continuing operations in the fiscal 2007 fourth quarter will range from $0.51 to $0.53 per diluted share; the Company’s expectation that earnings from continuing operations in fiscal 2007 will range from $1.88 to $1.90 per diluted share; the closing of the acquisition of Linde’s bulk gas assets in the fourth quarter of fiscal 2007; the Company’s intention to continue to raise prices as necessary to offset rising product, operating and delivery costs; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; based on the Company’s fixed to variable interest rate ratio, the estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2 million; the Company’s expectation that its overall effective tax rate for fiscal 2007, including the one-time tax benefit, will range from 38% to 39% of pre-tax earnings; the Company’s focus on using its cash flow for growth opportunities, including future acquisitions, paying down debt and growing its dividend; the future payment of dividends; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under supply agreements are well within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the inability to close certain contemplated acquisitions, including the Linde bulk gas acquisition and the resulting expiration of the $500 million term loan; fluctuations in interest rates; higher or lower overall tax rates in fiscal 2007 than that estimated by the Company; regulatory issues that impact the ability to close the Linde’s bulk gas acquisition; increase in debt in future periods and the impact on the Company’s ability to grow its dividend; a lack of available financing necessary to invest in growth opportunities and future acquisitions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; underlying market conditions; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); the Company’s inability to meet its earnings estimates; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher than estimated interest expense resulting from increases in LIBOR; an inability to identify, close and successfully integrate future acquisitions; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 29% fixed and 71% variable at December 31, 2006. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2007 (a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$—	$1	$—	$1	$—	$—	$—	$2	$2
Interest expense	$—	$0.1	$0.1	$—	$—	$—	$—	$0.2
Average interest rate	5.53%	5.80%	5.68%	8.50%

Senior subordinated
Notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$144
Interest expense	$2	$9	$9	$9	$9	$9	$19	$66
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Acquisition and other notes	$0.7	$—	$—	$—	$—	$—	$—	$0.7	$0.7
Interest expense	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate	7.00%

	Fiscal Year of Maturity
(In millions)	2007 (a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$—	$545	$—	$545	$545
Interest expense	$8	$33	$33	$33	$33	$11	$—	$151
Interest rate (b)	6.08%	6.08%	6.08%	6.08%	6.08%	6.08%

Term loan	$—	$4	$15	$15	$31	$35	$—	$100	$100
Interest expense	$2	$6	$6	$5	$5	$2	$—	$26
Interest rate (b)	6.11%	6.11%	6.11%	6.11%	6.11%	6.11%

Money market loan	$—	$30	$—	$—	$—	$—	$—	$30	$30
Interest expense	$0.4	$1.2	$—	$—	$—	$—	$—	$1.6
Interest rate (b)	5.77%	5.77%

National Welders:
Revolving credit facility	$—	$—	$49	$—	$—	$—	$—	$49	$49
Interest expense	$0.8	$3.0	$1.3	$—	$—	$—	$—	$5.1
Interest rate (b)	6.30%	6.30%	6.30%

Term loan A	$1	$3	$9	$—	$—	$—	$—	$13	$13
Interest expense	$0.2	$0.8	$0.2	$—	$—	$—	$—	$1.2
Interest rate (b)	6.30%	6.30%	6.30%

	Fiscal Year of Maturity
(In millions)	2007 (a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Interest Rate Swaps:
6 Swaps (Receive Variable)/Pay Fixed
Notional amounts	$—	$—	$100	$50	$—	$—	$—	$150	$(0.7)
Swap payments/(receipts)	$(0.1)	$(0.6)	$(0.6)	$(0.1)	$—	$—	$—	$(1.4)
$100 million notional amount
Variable receive rate = 5.36%
Weighted average pay rate = 5.39%
$50 million notional amount
Variable receive rate = 5.35%
Weighted average pay rate = 4.15%

National Welders:
1 Swap (Receive Variable)/Pay Fixed
Notional amount	$—	$—	$—	$27	$—	$—	$—	$27	$—
Variable receive rate = 5.35%	$—	$—	$—	$—	$—	$—	$—
Weighted average pay rate = 5.36%

Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables
securitization (c)	$—	$—	$—	$241	$—	$—	$—	$241	$241
Discount on securitization	$3	$14	$14	$2	$—	$—	$—	$33

(a)  Fiscal 2007 financial instrument maturities and interest expense relate to the period January 1, 2007 through March 31, 2007.
(b)  The variable rate of U.S. revolving credit facilities and term loan is based on the average LIBOR rate of outstanding contracts as of December 31, 2006. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ Acceptances outstanding as of December 31, 2006.
(c)  The trade receivables securitization agreement expires in May 2009, but may be renewed subject to renewal provisions contained in the agreement.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In July 2006, the Company suspended its three-year share repurchase plan initiated in November 2005 as a result of certain acquisitions under consideration. Accordingly, no shares of the Company’s common stock were repurchased during the nine months ended December 31, 2006.
Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.

	(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Tom Smyth		AIRGAS SOUTH, INC.

	Tom Smyth		AIRGAS GULF STATES, INC.
	Vice President & Controller		AIRGAS MID SOUTH, INC.
	(Principal Accounting Officer)		AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Tom Smyth

Tom Smyth
Vice President & Controller
(Principal Accounting Officer)

ATNL, INC.

(Co-Registrant)

		BY:	/s/ Melanie Andrews

Melanie Andrews President
DATED: February 8, 2007