Form 10-Q
period 2008-12-31
AIRGAS INC; AIRGAS EAST INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS SOUTHWEST INC
filed 2009-02-09
CIK 804212, 1158045, 1158046, 1158047, 1158048, 1158049, 1158051, 1158052, 1158053, 1158054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding at February 4, 2009: 81,321,423 shares

AIRGAS, INC.
FORM 10-Q
December 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net Sales	$1,078,733	$1,008,045	$3,357,355	$2,930,427

Costs and Expenses:
Cost of products sold (excluding depreciation)	500,806	480,472	1,597,291	1,405,548
Selling, distribution and administrative expenses	392,665	361,171	1,186,448	1,038,973
Depreciation	49,739	43,235	146,767	129,567
Amortization	5,001	4,837	16,487	11,575

Total costs and expenses	948,211	889,715	2,946,993	2,585,663

Operating Income	130,522	118,330	410,362	344,764

Interest expense, net	(23,267)	(22,987)	(64,393)	(67,786)
Discount on securitization of trade receivables	(3,191)	(4,379)	(9,041)	(12,736)
Other income (expense), net	(604)	258	(471)	890

Earnings before income taxes and minority interest	103,460	91,222	336,457	265,132

Income taxes	(40,557)	(34,416)	(131,850)	(102,767)
Minority interest in earnings of consolidated affiliate	—	—	—	(3,230)

Net Earnings	$62,903	$56,806	$204,607	$159,135

Net Earnings Per Common Share:

Basic earnings per share	$0.77	$0.69	$2.49	$1.96

Diluted earnings per share	$0.76	$0.67	$2.43	$1.90

Weighted Average Shares Outstanding:
Basic	81,207	82,270	82,121	81,145

Diluted	82,706	84,605	84,161	84,209

Comprehensive income	$50,514	$51,974	$198,593	$158,316

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$42,171	$43,048
Trade receivables, net	158,945	183,569
Inventories, net	428,330	330,732
Deferred income tax asset, net	27,415	22,258
Prepaid expenses and other current assets	76,405	67,110

Total current assets	733,266	646,717

Plant and equipment at cost	3,486,941	3,232,673
Less accumulated depreciation	(1,149,040)	(1,037,803)

Plant and equipment, net	2,337,901	2,194,870

Goodwill	1,076,537	969,059
Other intangible assets, net	195,814	148,998
Other non-current assets	31,920	27,620

Total assets	$4,375,438	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$151,240	$185,111
Accrued expenses and other current liabilities	285,414	288,883
Current portion of long-term debt	10,227	40,400

Total current liabilities	446,881	514,394

Long-term debt, excluding current portion	1,810,181	1,539,648
Deferred income tax liability, net	521,135	439,782
Other non-current liabilities	80,861	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2008 and March 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 85,258 and 84,076 shares issued at December 31, 2008 and March 31, 2008, respectively	853	841
Capital in excess of par value	521,239	468,302
Retained earnings	1,155,378	983,663
Accumulated other comprehensive loss	(10,727)	(4,713)
Treasury stock, 4,139 and 1,788 common shares at cost at December 31, 2008 and March 31, 2008, respectively	(150,363)	(34,757)

Total stockholders’ equity	1,516,380	1,413,336

Total liabilities and stockholders’ equity	$4,375,438	$3,987,264

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$204,607	$159,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	146,767	129,567
Amortization	16,487	11,575
Deferred income taxes	67,804	46,162
(Gain) loss on sales of plant and equipment	(418)	615
Minority interest in earnings	—	3,230
Stock-based compensation expense	16,347	13,165
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	95,600
Trade receivables, net	50,468	15,700
Inventories, net	(37,773)	(47,145)
Prepaid expenses and other current assets	(12,489)	4,921
Accounts payable, trade	(43,546)	(2,692)
Accrued expenses and other current liabilities	2,201	(6,399)
Other non-current assets	882	(1,037)
Other non-current liabilities	2,101	(140)

Net cash provided by operating activities	413,438	422,257

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(282,286)	(192,537)
Proceeds from sales of plant and equipment	11,598	6,387
Business acquisitions and holdback settlements	(253,184)	(394,199)
Other, net	(577)	(1,325)

Net cash used in investing activities	(524,449)	(581,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,235,326	845,456
Repayment of debt	(999,559)	(683,328)
Purchase of treasury stock	(120,219)	—
Financing costs	(5,746)	—
Minority interest in earnings	—	(711)
Proceeds from the exercise of stock options	14,182	14,461
Stock issued for the employee stock purchase plan	12,235	10,169
Tax benefit realized from the exercise of stock options	10,530	10,079
Dividends paid to stockholders	(32,892)	(21,881)
Change in cash overdraft	(3,723)	3,773

Net cash provided by financing activities	110,134	178,018

Change in cash	$(877)	$18,601
Cash – Beginning of period	43,048	25,931

Cash – End of period	$42,171	$44,532

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for the entire year.
Prior Period Adjustments
     The Consolidated Balance Sheet as of March 31, 2008 reflects adjustments that increased insurance receivables, reflected in the line item “Prepaid expenses and other current assets,” by $8 million and also increased business insurance reserves, reflected in the line item “Accrued expenses and other current liabilities,” by a corresponding $8 million. The insurance receivable and corresponding increase in the business insurance reserves at March 31, 2008 represent probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured. The adjustments to the March 31, 2008 balances were also reflected in Note 7 — Accrued Expenses and Other Current Liabilities. The Company does not consider these adjustments to be material to its financial position and the adjustments did not affect its results of operations or liquidity.
     The March 31, 2008 balances of goodwill by segment as disclosed in Note 6 were adjusted to reflect a $4.8 million reclassification from the Distribution business segment to the All Other Operations business segment. The consolidated balance of goodwill at March 31, 2008 did not change.
     In the third quarter of fiscal 2009, certain reclassifications were made to the prior period statement of earnings and related notes to conform to the current period presentation. These reclassifications principally resulted in increasing cost of products sold (excluding depreciation) and reducing selling, distribution and administrative expenses. Additionally, some revenue was reclassified between Gas and Rent and Hardgoods. These reclassifications were the result of conforming the accounting policies of National Welders (see Note 11) to the Company’s accounting policies and were not material. Consolidated net sales and net earnings for prior periods were not impacted by the reclassifications.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this fiscal year
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157,

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for financial assets and liabilities on April 1, 2008 (see Note 10). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of SFAS 157, related to non-financial assets and liabilities, on the consolidated financial statements.
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect to re-measure any existing financial assets or liabilities under the provisions of this statement.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS 162 on November 15, 2008. The adoption of SFAS 162 did not have an impact on the Company’s financial position, results of operations or liquidity.
(b) Accounting pronouncements not yet adopted
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS No. 141 of the same title (“SFAS 141”). SFAS 141R will significantly change the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the adoption of SFAS 141R to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values for the individual assets and liabilities acquired are determined. The principles contained in SFAS 141R are, in a number of ways, very different from those applied to business combinations today. Significant differences between SFAS 141R and SFAS 141 that will likely impact the Company’s future acquisitions and operating results are outlined below:
•	The method of purchase price allocation will be based on individual fair values of assets and liabilities acquired as determined using the fair value principles outlined in the recently adopted SFAS 157.

•	The acquisition measurement period during which the fair values of the individual assets and liabilities acquired are determined cannot exceed one year. Material changes to the provisional values assigned to those assets and liabilities are to be reflected as of the acquisition date, potentially resulting in the recasting of financial statements for reporting periods falling within the acquisition measurement period.

•	Direct costs of an acquisition, such as legal fees, appraisal costs, etc., will no longer be considered elements of the purchase price to be allocated to the assets acquired and liabilities assumed. Rather, the direct costs of an acquisition, which can be substantial, will be expensed as incurred.

•	The cost of restructuring activities associated with the target business and contemplated while negotiating the acquisition purchase price will no longer be considered acquired liabilities. Rather, the cost of restructuring activities will be recognized as post acquisition operating costs.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
•	Acquired contingencies will be identified as contractual and non-contractual. Contractual contingencies will be recorded at their acquisition date fair values as assessed using the principles of SFAS 157. Non-contractual contingencies will be recognized at their acquisition date fair values if it is more likely than not that the obligations exist as of the acquisition date. For each subsequent reporting period, the fair values of the recognized contingencies will be reassessed. Once fair value is established, subsequent changes to recognized obligations will be reflected as an operating expense in the period of the change. Currently, pre-acquisition contingencies, such as a lawsuit or earn-out provision of the purchase agreement, are recorded at the estimated amount to settle the obligation if it is probable that the obligation exists. During the measurement period, a subsequent change to the estimated cost to settle the obligation is generally reflected as an adjustment to the allocation of the acquisition purchase price.
     The Company will adopt SFAS 141R for its fiscal year beginning April 1, 2009. The provisions of SFAS 141R will only apply to acquisitions completed after the adoption date. Depending on the materiality of future acquisitions, the complexity of the terms in the purchase agreement and the nature of the operations acquired, the application of SFAS 141R may introduce earnings volatility. Earnings volatility may be driven by recognizing the direct costs of an acquisition, which can be substantial, as period costs when incurred, marking acquired contingencies to market through earnings and recasting previously issued financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. For many of the Company’s acquisition targets, which tend to be privately held companies, determining the fair value of all the assets and liabilities acquired requires a substantial amount of work that typically extends beyond the acquisition closing date. For certain assets and liabilities, it often takes several months to assemble, verify and evaluate the information necessary to prepare a fair value measurement for the assets and liabilities acquired. The Company continues to assess its policies and procedures related to the acquisition process and will endeavor to refine the provisional values assigned to the assets and liabilities acquired and to shorten the acquisition measurement period, thereby minimizing the number of periods potentially impacted by recasting financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS 160 on the consolidated financial statements and does not believe the guidance will impact its financial results, as all of the Company’s subsidiaries are currently 100% owned subsidiaries.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on the consolidated financial statements and believes this pronouncement, which addresses expanded disclosure requirements aimed to improve financial reporting will not have a material impact to its financial results.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets,(“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company will adopt FSP 142-3 in conjunction with SFAS 141R to improve consistency between the useful life of intangible assets under SFAS 142 and the period of expected cash flows used to measure fair value at acquisition under SFAS 141R. The Company does not expect adoption of FSP 142-3 to have a material impact on the consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2009
     During the nine months ended December 31, 2008, the Company purchased twelve businesses. The largest of these businesses was the July 31, 2008 acquisition of Refron, Inc., a New York-based distributor of refrigerant gases with historical annual sales of $93 million. Other acquisitions included Oilind Safety, an Arizona-based leading provider of industrial safety services offering a full array of rental equipment, safety supplies and technical support and training with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Industrial Welding Supply, an industrial gas and welding supply distributor with ten locations in the northern Los Angeles area with historical annual sales of $25 million. A total of $253 million in cash was paid for the twelve businesses, including the settlement of holdback liabilities related to prior year acquisitions. These businesses had aggregate historical annual revenues of approximately $185 million. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations, as well as strengthen its medical and refrigerant gas and safety product offerings and international presence.
Purchase Price Allocation
     The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) ACQUISITIONS – (Continued)
     The table below summarizes the allocation of the purchase price of all fiscal 2009 acquisitions by business segment, as well as adjustments related to prior year acquisitions. The credit of $1.3 million in the All Other Operations Segment related to property and equipment is attributable to a reduction of $2.5 million related to adjustments to fiscal 2008 acquisitions, net of $1.2 million of plant and equipment acquired in fiscal 2009 acquisitions.

	Distribution	All Other
(In thousands)	Segment	Operations Segment	Total
Current assets, net	$18,178	$71,870	$90,048
Property and equipment	25,790	(1,314)	24,476
Goodwill	42,483	68,523	111,006
Other intangible assets	40,096	24,163	64,259
Current liabilities	(12,737)	(8,082)	(20,819)
Long-term liabilities	(12,716)	(3,070)	(15,786)

Total cash consideration	$101,094	$152,090	$253,184

Fiscal 2008
     On June 30, 2007, the Company purchased most of the U.S. packaged gas business (“Packaged Gas Business”) of Linde AG (“Linde”), for $310 million in cash and certain assumed liabilities. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated $346 million in revenues for the year ended December 31, 2006.
     Pursuant to the Company’s plan to integrate the Linde Packaged Gas Business into its regional company structure, the Company recorded accruals primarily associated with one-time severance benefits to acquired employees who are involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s existing operations and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. The table below summarizes the liabilities established through purchase accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008 and during the nine months ended December 31, 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) ACQUISITIONS – (Continued)

				Total
	Severance	Facility Exit	Other Integration	Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts orginally included in purchase accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

Balance at March 31, 2008	$3,376	$5,196	$5,251	$13,823

Payments	(2,397)	(1,447)	(749)	(4,593)
Adjustments	(174)	82	(72)	(164)

Balance at December 31, 2008	$805	$3,831	$4,430	$9,066

Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2009 and 2008 acquisitions had occurred on April 1, 2007. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2007 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2008	2007
Net sales	$3,421,094	$3,251,521
Net earnings	206,008	160,699

Diluted earnings per share	$2.45	$1.92
(4) TRADE RECEIVABLES SECURITIZATION
      The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $360 million. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the nine month period ended December 31, 2008, the Company sold $3.1 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $3.1 billion in collections on those receivables. The amount of receivables sold under the Agreement was $360 million at December 31, 2008 and March 31, 2008. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4) TRADE RECEIVABLES SECURITIZATION – (Continued)
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Accordingly, the Company is exposed to credit risk associated with its retained interest in the receivables. The Company is not exposed to interest rate risk due to the short term nature of the receivables and their general collectability.
     Subordinated retained interests of approximately $125 million and $164 million are included in “Trade receivables, net” in the accompanying Consolidated Balance Sheets at December 31, 2008 and March 31, 2008, respectively. At December 31, 2008 and March 31, 2008 approximately 15.7% and 9.3%, respectively, of the accounts included in the retained interest were delinquent as defined under the Agreement. Credit losses for the nine months ended December 31, 2008 and December 31, 2007 were $15 million and $9 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guaranties of the bank conduits’ obligations.
(5) INVENTORIES, NET
     Inventories, net, consist of:

	December 31,	March 31,
(In thousands)	2008	2008
Hardgoods	$283,802	$275,611
Gases	144,528	55,121

	$428,330	$330,732

     Hardgoods inventories determined using the LIFO inventory method totaled $51 million at December 31, 2008 and $50 million at March 31, 2008. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $10.5 million higher at December 31, 2008 and $8.5 million higher at March 31, 2008. Substantially all of the inventories are finished goods. The increase in gas inventories was primarily due to the acquisition of Refron, Inc. (see Note 3).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of other intangible assets from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the nine months ended December 31, 2008 were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2008	$733,792	$235,267	$969,059
Acquisitions	42,483	68,523	111,006
Other adjustments	(3,241)	(287)	(3,528)

Balance at December 31, 2008	$773,034	$303,503	$1,076,537

     Other intangible assets that are not fully amortized amounted to $196 million and $149 million, net of accumulated amortization of $34 million and $28 million at December 31, 2008 and March 31, 2008, respectively. These intangible assets primarily consist of customer relationships which are amortized over the estimated benefit periods which range from 7 to 17 years and non-competition agreements which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. Airgas evaluates the estimated benefit periods and recoverability of its intangible assets that are subject to amortization when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2009 - $6.0 million; 2010 - $20.6 million; 2011 - $19.9 million; 2012 - $18.8 million; 2013 - $17.6 million and $111.6 million thereafter.
Test for Goodwill Impairment
     SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to perform an assessment, at least annually, of the carrying value of goodwill associated with each of its reporting units. The Company assigns goodwill to the reporting units into which an acquisition is integrated and assesses goodwill for impairment at the reporting unit level. Accordingly, the Company’s reporting units consist of the Distribution business segment and each of the nine operating companies reflected in the All Other Operations business segment.
     The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company uses a discounted cash flow approach to estimate the fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates, perpetual growth rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)
     The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. That is by allocating the estimated fair value of the reporting unit as calculated in step one, to the individual assets and liabilities as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
     The Company has elected to perform its annual assessment of the carrying value of goodwill as of October 31 of each year. As of October 31, 2008, the Company determined the estimated fair value of each of its reporting units using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. This annual assessment indicated that the Company’s carrying value of goodwill was not impaired.
     The discount rate, sales growth and profitability assumptions and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies in the chemical manufacturing industry with an equity size premium added, as applicable, for each reporting unit. WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time.
     Against the backdrop of the global financial crisis at our October 31, 2008 valuation date, these inputs drove the WACC higher than the WACC used to develop our discounted cash flows in prior years. The higher WACC, resulted in a lower estimated fair value of each reporting unit. At October 31, 2008, the WACC used to discount the cash flows of the distribution reporting unit was 10.5%. The WACC used for the smaller reporting units in the All Other Operations business segment was 12.5%, which was 80 basis points higher than the discount rate used in the fiscal 2008 analysis. Additionally, the Company lowered its near term sales growth forecasts while keeping its perpetual growth rate consistent with the long term rate of growth as measured by U.S. Gross Domestic Product. Despite these adverse market conditions, the estimated fair value of most the reporting units exceeded their carrying value by a substantial margin. The Company believes its forecast discounted cash flows are reasonable as the sum of the individual reporting unit valuations is only 82% of the Company’s enterprise value.
     In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 5% decrease to the fair value of each reporting unit. In most cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 5% decrease in fair value would have triggered the need to perform additional step 2 analyses for three of the Company’s reporting units in the All Other Operations business segment. Of these three reporting units, two were acquired within twenty four months of the valuation date. The amount of goodwill associated with these reporting units was $205 million at October 31, 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

	December 31,	March 31,
(In thousands)	2008	2008
Accrued payroll and employee benefits	$83,504	$86,490
Business insurance reserves	42,595	37,433
Taxes other than income taxes	17,597	22,628
Cash overdraft	53,016	56,739
Deferred rental revenue	24,135	22,641
Other accrued expenses and current liabilities	64,567	62,952

	$285,414	$288,883

     With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $8.5 million at December 31, 2008 and $8 million at March 31, 2008. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured.
(8) INDEBTEDNESS
     Long-term debt consists of:

	December 31,	March 31,
(In thousands)	2008	2008
Revolving credit borrowings — U.S.	$787,000	$859,500
Revolving credit borrowings — Multi-currency	21,020	—
Revolving credit borrowings — Canadian	17,580	23,791
Term loans	420,000	487,500
Money market loan	—	30,000
Senior subordinated notes	550,000	150,000
Acquisition and other notes	24,808	29,257

Total long-term debt	1,820,408	1,580,048
Less current portion of long-term debt	(10,227)	(40,400)

Long-term debt, excluding current portion	$1,810,181	$1,539,648

Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so that the total size of the Company’s Credit Facility was not changed.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     At December 31, 2008, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $33 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of December 31, 2008, the Company had approximately $1,246 million of borrowings under the Credit Facility: $787 million under the U.S. dollar revolver, $21 million (in U.S. dollars) under the multi-currency revolver, C$21.5 million (U.S. $18 million) under the Canadian dollar revolver and $420 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of December 31, 2008, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 2.28%, 2.08%, 3.97% and 2.48%, respectively.
     As of December 31, 2008, approximately $231 million remained unused under the Company’s revolving Credit Facility, which matures in July 2011. The Company’s margins of compliance with the financial covenants of the Credit Facility result in no restrictions on the Company’s ability to borrow on the unused portion of the credit facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2008, the Company had no outstanding advances under the agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2008, there were no advances outstanding under the agreement.
Senior Subordinated Notes
     At December 31, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of senior subordinated notes (the “2008 Notes”) at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2008, acquisition and other notes totaled $24.8 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt at December 31, 2008 are as follows:

(In thousands)	Debt Maturities
December 31, 2009 (1)	$10,227
March 31, 2010	26,232
March 31, 2011	241,572
March 31, 2012	990,413
March 31, 2013	718
Thereafter	551,246

$1,820,408

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending December 31, 2009 on the term loans have been reflected as long term in the aggregate maturity schedule.
(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     At December 31, 2008, the Company had 18 fixed interest rate swap agreements with a notional amount of $627 million. These swaps effectively convert $627 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At December 31, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 1.84%. The remaining terms of these swap agreements range from 4 to 24 months. During the nine months ended December 31, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding decrease to “Accumulated Other Comprehensive Loss” of $5.4 million, or $3.5 million after tax. The Company’s interest rate swap agreements were reflected at their fair value in the Consolidated Balance Sheets as a $15.5 million liability and a $20.8 million liability at December 31, 2008 and March 31, 2008, respectively, with corresponding deferred tax assets of $5.4 million and $7.3 million, respectively, and $10.1 million and $13.5 million, respectively, recorded in “Accumulated Other Comprehensive Loss.”
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
     Effective April 1, 2008, the Company adopted SFAS 157. SFAS 157 does not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in accordance with SFAS 157 are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined by SFAS 157 as follows.
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable, directly or indirectly through corroboration with observable market data at the measurement date.

•	Level 3 inputs are unobservable inputs that reflect management’s best estimate of the assumptions (including assumptions about risk) that market participants would use in pricing the asset or liability at the measurement date.
     The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables, other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.), short-term borrowings and variable rate debt approximate fair value and such items have not been impacted by the adoption of SFAS 157.
     Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are categorized in the table below based on the lowest level of significant input to the valuation.

		Quoted prices in	Significant other	Significant
	Carrying value at	active markets	observable inputs	unobservable inputs
(In thousands)	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$124,851	$—	$—	$124,851
Deferred compensation plan assets	4,779	4,779	—	—

Total assets measured at fair value on a recurring basis	$129,630	$4,779	$—	$124,851

Liabilities:
Deferred compensation plan liabilities	$4,779	$4,779	$—	$—
Derivative liabilities – interest rate swap agreements	15,498	—	15,498	—

Total liabilities measured at fair value on a recurring basis	$20,277	$4,779	$15,498	$—

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Subordinated retained interest – The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement are classified as trade receivables on the consolidated balance sheets. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the consolidated statement of earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amounts expected to be realized when they are ultimately settled.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)
Deferred compensation plan assets and corresponding liabilities – The Company’s deferred compensation plan assets consist of exchange traded open ended mutual funds with quoted prices in active markets (Level 1). The Company’s deferred compensation plan liabilities are equal to the plan’s assets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense.
Derivative liabilities – interest rate swap agreements – The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable rate debt to fixed rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Changes to the fair value measurement of the Company’s interest rate swap agreements are reported on the consolidated balance sheet through “Accumulated Other Comprehensive Loss.”
The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the nine months ended December 31, 2008:

Subordinated
(In thousands)	retained interest
Balance at April 1, 2008	$163,561
Net realized losses included in earnings (bad debt expense)	(15,335)
Reduction in retained interest, net	(23,375)

Balance at December 31, 2008	$124,851

     The carrying value of fixed rate debt generally reflects the cash proceeds received upon its issuance. The fair value of the fixed rate instruments disclosed below have been determined based on quoted prices from the broker/dealer market (Level 1), observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread (Level 2) and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 3).

	Carrying Value at	Fair Value at	Fair Value at	Fair Value at
(In thousands)	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008
2004 Notes	$150,000	$126,000	$—	$—
2008 Notes	400,000	336,000	—	—
Acquisition and other notes	24,808	—	6,372	16,698

Total fixed rate debt	$574,808	$462,000	$6,372	$16,698

(11) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since the December 2003 adoption of Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture was consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders’ interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the consolidated statement of earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) NATIONAL WELDERS EXCHANGE TRANSACTION — (Continued)
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. As part of the negotiated exchange, the Company issued an additional 144 thousand shares (included in the 2.471 million shares) of Airgas common stock to the preferred shareholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the consolidated statement of earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common	Shares of
	Stock $ 0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance at March 31, 2008	84,076	1,788
Common stock issuance (d)	1,182	—
Purchase of treasury stock (f)	—	2,351

Balance at December 31, 2008	85,258	4,139

				Accumulated
		Capital in		Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders’
(In thousands)	Stock	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2008	$841	$468,302	$983,663	$(4,713)	$(34,757)	$1,413,336

Comprehensive income:
Net earnings			204,607			204,607
Foreign currency translation adjustment				(9,493)		(9,493)	(a)
Net change in fair value of interest rate swap agreements				5,352		5,352	(b)
Net tax expense of comprehensive income items				(1,873)		(1,873)	(c)

Total comprehensive income						198,593

Common stock issuance — employee benefit plans (d)	12	26,405				26,417
Tax benefit from stock option exercises		10,530				10,530
Dividends paid on common stock ($0.40 per share)			(32,892)			(32,892)
Stock-based compensation (e)		16,002				16,002
Purchase of treasury stock (f)					(115,606)	(115,606)

Balance at December 31, 2008	$853	$521,239	$1,155,378	$(10,727)	$(150,363)	$1,516,380

(a)	Income taxes are not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in foreign subsidiaries.

(b)	The net change in the fair value of interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. During the nine months ended December 31, 2008, cash settlements with the counterparties amounted to $8.3 million and were reclassified from “Accumulated Other Comprehensive Loss” to net earnings as interest expense.

(c)	Net tax expense of comprehensive income items pertain to the Company’s interest rate swap agreements.

(d)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(e)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

(f)	During the nine months ended December 31, 2008, the Company repurchased 2.4 million shares of its common stock under a stock repurchase program. At 12/31/2008, there is no authorization for additional treasury share purchases under the stock repurchase program and there are no current plans for an additional stock repurchase plan.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) STOCK-BASED COMPENSATION
     In accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three and nine months ended December 31, 2008 and 2007.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Stock-based compensation expense related to:
Stock option plans	$2,479	$2,119	$12,378	$10,245
Employee stock purchase plan - options to purchase stock	1,117	1,017	3,969	2,920

	3,596	3,136	16,347	13,165
Tax benefit	(1,109)	(967)	(5,393)	(4,207)

Stock-based compensation expense, net of tax	$2,487	$2,169	$10,954	$8,958

     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2008 and 2007 was $18.42 and $15.27, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the nine months ended December 31, 2008:

	Number of
	Stock Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	6,633	$23.52
Granted	1,075	$60.51
Exercised	(867)	$16.37
Forfeited	(64)	$37.10

Outstanding at December 31, 2008	6,777	$30.17

Vested or expected to vest at December 31, 2008	6,194	$30.17

Exercisable at December 31, 2008	4,394	$20.85

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 2.5 million shares were available for issuance at December 31, 2008.
     As of December 31, 2008, $27.5 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.1 million shares were available for issuance at December 31, 2008. During the nine months ended December 31, 2008 and 2007, the Company granted 441 thousand and 404 thousand options to purchase common stock under the ESPP, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) STOCK-BASED COMPENSATION — (Continued)
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.37 and $9.61 for the nine months ended December 31, 2008 and 2007, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2008:
ESPP — Purchase Option Activity

	Number of
	Purchase Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	109	$36.21
Granted	441	$37.16
Exercised	(316)	$38.75

Outstanding at December 31, 2008	234	$34.57

(14) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. For the nine months ended December 31, 2007, the calculation of diluted earnings per share also assumed the conversion of National Welders’ preferred stock to Airgas common stock (see Note (a) to the table below).
     Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.5 million and 794 thousand outstanding stock options that were not dilutive for the three months ended December 31, 2008 and 2007, respectively. For the nine months ended December 31, 2008 and 2007, there were approximately 1.8 million and 1.3 million outstanding stock options that were not dilutive, respectively.
     The table below presents the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2008 and 2007:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(14) EARNINGS PER SHARE — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Basic Earnings per Share Computation
Numerator
Net earnings	$62,903	$56,806	$204,607	$159,135

Denominator
Basic shares outstanding	81,207	82,270	82,121	81,145

Basic earnings per share	$0.77	$0.69	$2.49	$1.96

Diluted Earnings per Share Computation
Numerator
Net earnings	$62,903	$56,806	$204,607	$159,135
Plus: Preferred stock dividends (a)	—	—	—	711
Plus: Income taxes on earnings of National Welders (a)	—	—	—	245

Net earnings assuming preferred stock conversion	$62,903	$56,806	$204,607	$160,091

Denominator
Basic shares outstanding	81,207	82,270	82,121	81,145

Incremental shares from assumed exercises and conversions:
Stock options and options under the employee stock purchase plan	1,499	2,335	2,040	2,277
Preferred stock of National Welders (a)	—	—	—	787

Diluted shares outstanding	82,706	84,605	84,161	84,209

Diluted earnings per share	$0.76	$0.67	$2.43	$1.90

(a)	On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (see Note 11). Prior to July 3, 2007, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock for Airgas common stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate” on the consolidated statement of earnings. Upon the exchange of the preferred stock for Airgas common stock, the dividend was no longer paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(14)	EARNINGS PER SHARE — (Continued)

For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders became a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders are not subject to additional tax at the Airgas level. For the period in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.

Upon the July 3, 2007 NWS Exchange Transaction, the issued shares of Airgas common stock were reflected as outstanding shares for the basic and diluted earnings per share computation for the three month period ended December 31, 2007. The diluted earnings per share computation for the nine month period ended December 31, 2007 includes the effect of the items described above, of which the exchange shares have been weighted to reflect the impact of the exchange transaction.
(15) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(16) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s business segments for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended				Three Months Ended
	December 31, 2008				December 31, 2007
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elimination	Combined	Distribution	Ops.	Elimination	Combined
Gas and rent	$502,142	$220,151	$(49,830)	$672,463	$458,081	$178,688	$(42,128)	$594,641
Hardgoods	379,439	29,256	(2,425)	406,270	384,659	30,855	(2,110)	413,404

Total net sales	881,581	249,407	(52,255)	1,078,733	842,740	209,543	(44,238)	1,008,045

Cost of products sold, excluding deprec. expense	424,886	128,175	(52,255)	500,806	421,305	103,405	(44,238)	480,472
Selling, distribution and administrative expenses	309,805	82,860	—	392,665	288,420	72,751	—	361,171
Depreciation	37,983	11,756	—	49,739	34,431	8,804	—	43,235
Amortization	3,350	1,651	—	5,001	3,960	877	—	4,837

Operating income	$105,557	$24,965	$—	$130,522	$94,624	$23,706	$—	$118,330

	Nine Months Ended				Nine Months Ended
	December 31, 2008				December 31, 2007
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elimination	Combined	Distribution	Ops.	Elimination	Combined
Gas and rent	$1,514,844	$674,717	$(155,872)	$2,033,689	$1,316,798	$523,491	$(113,096)	$1,727,193
Hardgoods	1,236,144	95,039	(7,517)	1,323,666	1,123,345	85,032	(5,143)	1,203,234

Total net sales	2,750,988	769,756	(163,389)	3,357,355	2,440,143	608,523	(118,239)	2,930,427

Cost of products sold, excluding deprec. expense	1,353,130	407,550	(163,389)	1,597,291	1,222,831	300,956	(118,239)	1,405,548
Selling, distribution and administrative expenses	937,314	249,134	—	1,186,448	834,194	204,779	—	1,038,973
Depreciation	112,342	34,425	—	146,767	98,448	31,119	—	129,567
Amortization	12,207	4,280	—	16,487	9,079	2,496	—	11,575

Operating income	$335,995	$74,367	$—	$410,362	$275,591	$69,173	$—	$344,764

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(17) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2008	2007
Interest paid	$58,602	$68,318
Discount on securitization	9,041	12,736
Income taxes (net of refunds)	54,519	35,211
Significant Non-cash Investing and Financing Transactions
     During the nine months ended December 31, 2008 and 2007, the Company purchased $6 million and $12 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
     During the nine months ended December 31, 2008 and 2007, the Company recorded capitalized interest for construction in progress of $2.6 million and $882 thousand, respectively.
     During the nine months ended December 31, 2007, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition, during the nine months ended December 31, 2007.
     In connection with the NWS Exchange Transaction, the Company issued 2.471 million shares of common stock in a July 2007 non-cash transaction in exchange for the preferred stock of National Welders. See Note 11 for further details surrounding this transaction.
(18) SUBSEQUENT EVENTS
Dividend Declaration
     On February 5, 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share payable March 31, 2009 to stockholders of record as of March 13, 2009.
Acquisition Agreements
     On January 5, 2009 the Company announced that it acquired Great Lakes Oxygen located in Cleveland, Painesville and Brook Park, Ohio. Great Lakes Oxygen is a distributor of industrial gas and welding supplies, which had sales of approximately $15 million for the twelve month period ended August 31, 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(19) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its registered securities, the 2004 Notes, are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy-remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of the Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2008 and March 31, 2008, and for the nine months ended December 31, 2008 and 2007.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$36,839	$5,332	$—	$42,171
Trade receivables, net	—	22,185	136,760	—	158,945
Intercompany receivable (payable)	—	337	(337)	—	—
Inventories, net	—	418,683	9,647	—	428,330
Deferred income tax asset, net	16,555	12,996	(2,136)	—	27,415
Prepaid expenses and other current assets	28,244	44,991	3,170	—	76,405

Total current assets	44,799	536,031	152,436	—	733,266

Plant and equipment, net	27,589	2,263,998	46,314	—	2,337,901
Goodwill	—	1,058,011	18,526	—	1,076,537
Other intangible assets, net	—	187,865	7,949	—	195,814
Investments in subsidiaries	3,267,886	—	—	(3,267,886)	—
Other non-current assets	21,112	8,694	2,114	—	31,920

Total assets	$3,361,386	$4,054,599	$227,339	$(3,267,886)	$4,375,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,548	$141,817	$7,875	$—	$151,240
Accrued expenses and other current liabilities	82,707	198,416	4,291	—	285,414
Current portion of long-term debt	—	9,103	1,124	—	10,227

Total current liabilities	84,255	349,336	13,290	—	446,881

Long-term debt, excluding current portion	1,757,000	12,833	40,348	—	1,810,181
Deferred income tax liability, net	(28,149)	539,481	9,803	—	521,135
Intercompany (receivable) payable	—	188,654	(188,654)	—	—
Other non-current liabilities	31,900	44,291	4,670	—	80,861
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	853	—	—	—	853
Capital in excess of par value	521,240	1,536,304	8,225	(1,544,529)	521,240
Retained earnings	1,155,377	1,385,321	338,979	(1,724,300)	1,155,377
Accumulated other comprehensive income	(10,727)	(1,251)	678	573	(10,727)
Treasury stock	(150,363)	(370)	—	370	(150,363)

Total stockholders’ equity	1,516,380	2,920,004	347,882	(3,267,886)	1,516,380

Total liabilities and stockholders’ equity	$3,361,386	$4,054,599	$227,339	$(3,267,886)	$4,375,438

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$40,397	$2,651	$—	$43,048
Trade receivables, net	—	11,405	172,164	—	183,569
Intercompany receivable (payable)	—	(2,385)	2,385	—	—
Inventories, net	—	322,090	8,642	—	330,732
Deferred income tax asset, net	11,399	12,995	(2,136)	—	22,258
Prepaid expenses and other current assets	25,095	40,408	1,607	—	67,110

Total current assets	36,494	424,910	185,313	—	646,717

Plant and equipment, net	15,213	2,135,949	43,708	—	2,194,870
Goodwill	—	951,650	17,409	—	969,059
Other intangible assets, net	—	148,105	893	—	148,998
Investments in subsidiaries	2,992,576	—	—	(2,992,576)	—
Other non-current assets	16,121	9,181	2,318	—	27,620

Total assets	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,740	$174,498	$4,873	$—	$185,111
Accrued expenses and other current liabilities	111,536	174,813	2,534	—	288,883
Current portion of long-term debt	30,000	9,162	1,238	—	40,400

Total current liabilities	147,276	358,473	8,645	—	514,394

Long-term debt, excluding current portion	1,497,000	16,953	25,695	—	1,539,648
Deferred income tax liability, net	(33,481)	462,857	10,406	—	439,782
Intercompany (receivable) payable	450	106,971	(107,421)	—	—
Other non-current liabilities	35,823	39,400	4,881	—	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	841	—	—	—	841
Capital in excess of par value	468,302	1,502,919	8,224	(1,511,143)	468,302
Retained earnings	983,663	1,180,816	292,065	(1,472,881)	983,663
Accumulated other comprehensive income (loss)	(4,713)	1,776	7,146	(8,922)	(4,713)
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,413,336	2,685,141	307,435	(2,992,576)	1,413,336

Total liabilities and stockholders’ equity	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$3,306,804	$50,551	$—	$3,357,355
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,578,978	18,313	—	1,597,291
Selling, distribution and administrative expenses	2,353	1,149,325	34,770	—	1,186,448
Depreciation	3,052	140,017	3,698	—	146,767
Amortization	—	15,745	742	—	16,487

Operating Income (Loss)	(5,405)	422,739	(6,972)	—	410,362

Interest (expense) income, net	(65,025)	2,357	(1,725)	—	(64,393)
(Discount) gain on securitization of trade receivables	—	(89,619)	80,578	—	(9,041)
Other (expense) income, net	(997)	603	(77)	—	(471)

Earnings (loss) before income taxes	(71,427)	336,080	71,804	—	336,457
Income tax benefit (expense)	24,616	(131,577)	(24,889)	—	(131,850)
Equity in earnings of subsidiaries	251,418	—	—	(251,418)	—

Net Earnings	$204,607	$204,503	$46,915	$(251,418)	$204,607

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$3,011,820	$32,533	$(113,926)	$2,930,427
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,510,659	8,815	(113,926)	1,405,548
Selling, distribution and administrative expenses	159	1,015,484	23,330	—	1,038,973
Depreciation	3,599	123,114	2,854	—	129,567
Amortization	15	11,559	1	—	11,575

Operating Income (Loss)	(3,773)	351,004	(2,467)	—	344,764

Interest expense, net	(66,768)	(39)	(979)	—	(67,786)
(Discount) gain on securitization of trade receivables	—	(74,561)	61,825	—	(12,736)
Other income, net	254	539	97	—	890

Earnings (loss) before income taxes and minority interest	(70,287)	276,943	58,476	—	265,132
Income tax benefit (expense)	24,075	(106,535)	(20,307)	—	(102,767)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	—	—	(3,230)
Equity in earnings of subsidiaries	207,866	—	—	(207,866)	—

Net Earnings	$159,135	$169,697	$38,169	$(207,866)	$159,135

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash (used in) provided by operating activities	$(86,884)	$407,230	$93,092	$—	$413,438

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,728)	(263,392)	(3,166)	—	(282,286)
Proceeds from sales of plant and equipment	303	3,625	7,670	—	11,598
Business acquisitions and holdback settlements	—	(231,504)	(21,680)	—	(253,184)
Other, net	(3)	5,968	(6,542)	—	(577)
Advances to subsidiaries, net	(19,283)	—	—	19,283	—

Net cash used in investing activities	(34,711)	(485,303)	(23,718)	19,283	(524,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,183,595	26,981	24,750	—	1,235,326
Repayment of debt	(936,367)	(52,982)	(10,210)	—	(999,559)
Purchase of treasury stock	(120,219)	—	—	—	(120,219)
Financing costs	(5,746)	—	—	—	(5,746)
Proceeds from the exercise of stock options	14,182	—	—	—	14,182
Stock issued for the employee stock purchase plan	12,235	—	—	—	12,235
Tax benefit realized from the exercise of stock options	10,530	—	—	—	10,530
Dividends paid to stockholders	(32,892)	—	—	—	(32,892)
Change in cash overdraft	(3,723)	—	—	—	(3,723)
Changes in due to/from parent	—	100,516	(81,233)	(19,283)	—

Net cash provided by (used in) financing activities	121,595	74,515	(66,693)	(19,283)	110,134

CHANGE IN CASH	$—	$(3,558)	$2,681	$—	$(877)
Cash — Beginning of period	—	40,397	2,651	—	43,048

Cash — End of period	$—	$36,839	$5,332	$—	$42,171

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash (used in) provided by operating activities	$(12,322)	$376,703	$57,876	$—	$422,257

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,461)	(183,609)	(5,467)	—	(192,537)
Proceeds from sales of plant and equipment	6	6,184	197	—	6,387
Business acquisitions and holdback settlements	—	(394,199)	—	—	(394,199)
Other, net	(18)	6,867	(8,174)	—	(1,325)
Advances to subsidiaries, net	(227,693)	—	—	227,693	—

Net cash used in investing activities	(231,166)	(564,757)	(13,444)	227,693	(581,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	815,614	19,565	10,277	—	845,456
Repayment of debt	(588,727)	(94,601)	—	—	(683,328)
Minority interest in earnings	—	(711)	—	—	(711)
Proceeds from the exercise of stock options	14,461	—	—	—	14,461
Stock issued for the employee stock purchase plan	10,169	—	—	—	10,169
Tax benefit realized from the exercise of stock options	10,079	—	—	—	10,079
Dividends paid to stockholders	(21,881)	—	—	—	(21,881)
Change in cash overdraft	3,773	—	—	—	3,773
Changes in due to/from parent	—	280,096	(52,403)	(227,693)	—

Net cash provided by (used in) financing activities	243,488	204,349	(42,126)	(227,693)	178,018

CHANGE IN CASH	$—	$16,295	$2,306	$—	$18,601
Cash — Beginning of period	—	25,249	682	—	25,931

Cash — End of period	$—	$41,544	$2,988	$—	$44,532

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had results largely in line with the Company’s expectations through the latter part of the quarter ended December 31, 2008 (“current quarter”), at which point a significant slowdown in sales activity developed. Slowing was widespread, both geographically and across customer segments. The Company believes that its customers’ extended plant shutdowns and inventory reductions contributed to a decline in the Company’s same-store sales growth to 1% in the quarter. This contrasts with same-store sales growth of 8% achieved through September 2008, resulting in year to date same-store sales growth of 5%.
     The Company had net sales for the quarter ended December 31, 2008 of $1.1 billion compared to $1.0 billion for the quarter ended December 31, 2007 (“prior year quarter”). Net sales increased 7% in the current quarter compared to the prior year quarter, driven by acquisition growth of 6% and same-store sales growth of 1%. Same-store sales growth was driven by pricing gains of about 6%, largely offset by volume declines of 5%. Selling, distribution and administrative expenses as a percentage of sales increased by 60 basis points driven by a significant decline in quarter end sales and an increase in bad debt expense. Cost reduction efforts, targeted to achieve $35 million in annual savings, were initiated in the current quarter in response to slowing sales. The Company’s operating income increased 10% in the current quarter versus the prior year quarter driven by the net sales increase and margin expansion. The operating income margin increased 40 basis points to 12.1% compared to 11.7% in the prior year quarter. The operating income margin improvement was primarily due to an increase in the gross profit margin (excluding depreciation), as well as the positive impact of acquisition synergies and operating efficiency programs. Net earnings per diluted share grew 13% to $0.76 in the current quarter versus $0.67 in the prior year quarter. The prior year quarter included $0.01 per diluted share of integration expenses primarily associated with the acquisition of Linde AG’s (“Linde”) U.S. packaged gas business (the “Linde Packaged Gas acquisition”) and a one-time benefit of $0.01 per diluted share related to a change in state tax law.
     For the nine months ended December 31, 2008 (“current period”), net sales increased 15% to $3.4 billion as compared to $2.9 billion for the nine months ended December 31, 2007 (“prior year period”). For the current period, net earnings were $2.43 per diluted share as compared to $1.90 per diluted share in the prior year period. The prior year period included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, $0.06 per diluted share of integration expense primarily related to the June 30, 2007 Linde Packaged Gas acquisition and the $0.01 per diluted share tax benefit related to a change in state tax law.
     The Linde Packaged Gas acquisition included 130 locations in 18 states, with more than 1,400 employees. The acquired business is involved in the distribution of packaged gases and related hardgoods.
     In the prior year period, the preferred stockholders of National Welders, a consolidated joint venture, exchanged their preferred shares of National Welders for 2.47 million shares of Airgas common stock (the “National Welders Exchange Transaction”). Upon the exchange, National Welders became a 100% owned subsidiary of Airgas resulting in the charge to earnings noted above.
Acquisitions
     The financial results for three and nine month periods ended December 31, 2008 reflect the impact of current and prior year acquisitions. During the current quarter, the Company completed six acquisitions with combined historical annual sales of $42 million to bring the year to date totals to twelve acquisitions and combined historical annual sales of $185 million. In addition, in January 2009, the Company completed the acquisition of Great Lakes Oxygen with annual sales of approximately $15 million for the twelve month period ended August 31, 2008.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing
     As of December 31, 2008, approximately $231 million remained unused under the Company’s revolving credit facility, which matures in July 2011. The Company’s margins of compliance with the financial covenants of the credit facility result in no restrictions on the Company’s ability to borrow on the unused portion of the credit facility.
Enterprise Information System
     In June 2008, the Company signed a license agreement with SAP AG (“SAP”) to implement the SAP enterprise information system throughout a majority of the Company. The design and configuration phase of the project has commenced, with a plan to spend approximately 12 months on this phase of the project. The implementation phase, which will follow the design phase, is expected to last 36 to 48 months. Upon completion, the system will provide a platform for highly efficient operations and consistent measurement of performance throughout the Company.
Looking Forward
     Looking forward, the Company expects net earnings for the fourth quarter ending March 31, 2009 to range from $0.73 to $0.76 per diluted share. Accordingly, the Company expects fiscal 2009 full year earnings to be $3.16 to $3.19 per diluted share. Previously, the Company had announced full year earnings guidance of $3.30 to $3.40 per fully diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 7% to $1.1 billion in the current quarter compared to the prior year quarter, driven by acquisition growth of 6% and same-store sales growth of 1%. Same-store sales growth was principally from growth in gas and rent sales of 6%, largely offset by a decline in hardgoods sales of 5%. Volume declines were experienced in both product lines, although hardgoods volume declines exceeded pricing gains. Strategic products account for about 40% of revenues and include safety products, medical, specialty and bulk gases, as well as carbon dioxide and dry ice. Some of these products provide a strong cross-selling opportunity within the Company’s existing broad customer base, and many are sold into markets that are growing faster than GDP such as medical, life sciences, environmental, and food and beverage. In the aggregate, these products grew 4% on a same-store sales basis in the current quarter.
     The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution business segment.

	Three Months Ended
Net Sales	December 31,
(In thousands)	2008	2007	Increase
Distribution	$881,581	$842,740	$38,841	5%
All Other Operations	249,407	209,543	39,864	19%
Intercompany eliminations	(52,255)	(44,238)	(8,017)

	$1,078,733	$1,008,045	$70,688	7%

     The Distribution business segment’s principal products include industrial, medical and specialty gases, cylinder and equipment rental, and hardgoods. Industrial, medical, and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers, and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 5% compared to the prior year quarter with incremental sales of 5% contributed by current and prior year acquisitions and same-store sales that were essentially flat. The Distribution same-store sales results reflect an increase from gas and rent same-store sales growth of 5%, offset by a decline in hardgoods same-store sales of 5%. The same-store sales growth in the Company’s core gas business reflects the sustained effect of pricing actions executed during the prior quarter and year, offset by lower volumes achieved in the quarter. Hardgoods same-store sales declined 5%, driven by volume declines. Both gas and rent and hardgoods volumes were negatively impacted by the quarter end slowdown in sales activity related to customers’ extended plant shutdowns and inventory reductions.
     Gas and rent same-store sales growth was up 5% reflecting a positive pricing impact of 10%, offset by a negative volume impact of 5%. Sales of strategic gas products in the current quarter were solid resulting in an overall same-store sales growth increase of 10%, with both price and volume contributing to the growth. Among strategic products, bulk gas sales were up 13%, strengthened by enhanced production capabilities and the Company’s ability to engineer custom solutions. Medical gases were up 8%, with strong growth in the

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
hospital and doctor/dental markets. Specialty gases were up 7% on an expanding account base in the bio-tech, life sciences, research, and environmental monitoring areas. Revenues from the Company’s rental welder business contributed growth of 16% in the current quarter from acquisition growth of 20%, offset by a 4% decline in same-store sales.
     Hardgoods same-store sales declined 5% with volumes down 7%, slightly offset by pricing gains largely as a result of an inflationary market for steel. Steel prices impact the price of filler metals used in welding applications. Safety product sales declined 1% in the quarter, attributed to inventory reductions and extended plant shutdowns taken by customers late in the quarter. Partially mitigating the hardgoods same-store sales decline were the Radnor® private label products, as these products continue to outperform the market and carry higher gross margins than comparable branded hardgoods products.
     The All Other Operations business segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases (“AMG”), National Welders, and the newly formed Airgas Refrigerants, Inc. (“ARI”), which includes operations of Refron, Inc. (“Refron”). Refron was acquired on July 31, 2008. The Gas Operations Division produces and distributes certain gas products, primarily carbon dioxide, dry ice, nitrous oxide, specialty gases, process chemicals, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG manages the production, distribution, and administrative functions of the majority of the Company’s air separation plants and principally acts as an internal wholesale supplier to the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. ARI distributes refrigerant gases and provides technical and refrigerant reclamation services. The All Other Operations business segment sales increased 19% compared to the prior year quarter resulting from acquisitions and same-store sales growth. Acquisitions contributed 11% to the segment’s sales growth, which was primarily driven by $17 million of sales contributed by Refron. Same-store sales growth of 8% was driven primarily by strength in ammonia sales.
Gross Profits (excluding depreciation expense)
     Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of selling, distribution, and administrative expenses and recognizes depreciation on all its property, plant, and equipment in the consolidated statement of earnings line item, depreciation. Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other businesses.
     Consolidated gross profits (excluding depreciation) increased 10% principally from acquisitions and modest same-store sales growth. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 130 basis points to 53.6% compared to 52.3% in the prior year quarter. The increase in the gross profit margin (excluding depreciation) was driven by margin expansion in the Distribution business segment resulting primarily from a favorable product mix shift toward gases, which have a higher margin than hardgoods, and price increases. Offsetting this somewhat was a decrease in the gross profit margin (excluding depreciation) in the All Other Operations business segment resulting from a sales mix shift towards refrigerants and ammonia, which carry lower gross profit margins (excluding depreciation).

	Three Months Ended
Gross Profits (ex. Depr. Exp.)	December 31,
(In thousands)	2008	2007	Increase
Distribution	$456,695	$421,435	$35,260	8%
All Other Operations	121,232	106,138	15,094	14%

	$577,927	$527,573	$50,354	10%

     The Distribution business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 51.8% versus 50.0% in the prior year quarter,

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
an increase of 180 basis points. The improvement in the Distribution gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent and from pricing actions implemented in the previous quarter and year. As a percentage of the Distribution business segment’s sales, gas and rent increased to 57.0% in the current quarter as compared to 54.4% in the prior year quarter. Gas and rent sales carry a higher gross profit margin (excluding depreciation) compared with hardgoods products.
     The All Other Operations business segment’s gross profits (excluding depreciation) increased 14% driven by refrigerants, including the addition of Refron and strong growth in ammonia. The segment’s gross profit margin (excluding depreciation) declined 210 basis points to 48.6% in the current quarter from 50.7% in the prior year quarter. The decline in the All Other Operations gross profit margin (excluding depreciation) reflects a sales mix shift towards refrigerants (driven by the acquisition of Refron) and ammonia sales.
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax, and facility-related expenses.
     SD&A expenses increased $31 million, or 9%, as compared to the prior year quarter, primarily from operating costs associated with businesses acquired and higher variable expenses. Acquisitions contributed estimated incremental SD&A expenses of approximately $21 million in the current quarter. The increase in SD&A expense attributable to factors other than acquisitions was primarily due to an increase in salaries and wages, bad debt expense, insurance costs, and professional fees. Distribution expenses declined as the result of implementing cost reduction efforts and a decrease in diesel fuel costs. As a percentage of net sales, SD&A expense increased 60 basis points to 36.4% compared to 35.8% in the prior year quarter.
     Depreciation expense of $50 million increased $7 million, or 15%, compared to the prior year quarter. Acquired businesses contributed approximately $2 million of the increase. The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $5 million was consistent with the prior year quarter.
Operating Income
     Consolidated operating income increased 10% in the current quarter driven by higher sales levels and margin expansion. The operating income margin increased 40 basis points to 12.1% compared to 11.7% in the prior year quarter. The higher operating income margin in the current quarter was driven by gross profit margin (excluding depreciation) expansion, acquisition synergies, operating efficiencies, and the initial impact of cost reduction efforts implemented during the quarter. Operating margins declined 40 basis points sequentially from the second quarter due to the significant decline in quarter end sales.

	Three Months Ended
Operating Income	December 31,
(In thousands)	2008	2007	Increase
Distribution	$105,557	$94,624	$10,933	12%
All Other Operations	24,965	23,706	1,259	5%

	$130,522	$118,330	$12,192	10%

     Operating income in the Distribution business segment increased 12% in the current quarter. The Distribution business segment’s operating income margin increased 80 basis points to 12.0% compared to 11.2% in the prior year quarter. Operating margin improvement was driven by gross profit margin (excluding depreciation) expansion, a continued focus on operating efficiency programs, the attainment of acquisition synergies, and the initial impact of cost reduction efforts that were implemented in response to slowing sales.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating income in the All Other Operations business segment increased 5% compared to the prior year quarter. The segment’s operating income margin of 10.0% was 130 basis points lower than the operating income margin of 11.3% in the prior year quarter. The decline in operating margin resulted principally from a shift in sales mix towards refrigerants (driven by the acquisition of Refron) and ammonia.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $26 million, 3.3% lower than the prior year quarter. The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels primarily associated with acquisitions and share repurchases.
     The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables. The amount of receivables sold under the agreement was $360 million at both December 31, 2008 and March 31, 2008. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
Income Tax Expense
     The effective income tax rate was 39.2% of pre-tax earnings in the current quarter compared to 37.7% in the prior year quarter. The lower tax rate in the prior year quarter reflects a one-time tax benefit of $1.3 million, resulting from a change in Texas state income tax law. The Company expects the overall effective tax rate for fiscal 2009 to be between 39% and 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $62.9 million, or $0.76 per diluted share, compared to $56.8 million, or $0.67 per diluted share, in the prior year quarter. The prior year quarter included $0.01 per diluted share of integration expense primarily associated with the Linde Packaged Gas acquisition and a one-time $0.01 per diluted share tax benefit related to a change in state tax law.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 15% to $3.4 billion in the nine months ended December 31, 2008 (“current period”) compared to $2.9 billion in the nine months ended December 31, 2007 (“prior year period”) driven by incremental sales from acquisitions of 10% and same-store sales growth of 5%. Same-store sales growth reflected pricing initiatives, and strategic product sales gains, as well as continued strength in the medical, analytical and food and beverage markets. Pricing accounted for 5%, or nearly all, of the same-store sales growth as volume was essentially flat. Strategic products include safety products, medical, specialty and bulk gases, as well as carbon dioxide and dry ice and account for about 40% of revenues. These products have good long-term growth profiles due to favorable customer exposure, application developments, regulatory acceleration, and strong cross-sell opportunities. In aggregate, these products grew by 9% on a same-store sales basis in the current period.

	Nine Months Ended
Net Sales	December 31,
(In thousands)	2008	2007	Increase
Distribution	$2,750,988	$2,440,143	$310,845	13%
All Other Operations	769,756	608,523	161,233	26%
Intercompany eliminations	(163,389)	(118,239)	(45,150)

	$3,357,355	$2,930,427	$426,928	15%

     Distribution business segment sales increased 13% compared to the prior year period with incremental sales of 8% contributed by current and prior period acquisitions and same-store sales growth of 5%. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 7% and hardgoods same-store sales growth of 2%. The same-store sales growth in the Company’s core gas business reflects the strength in demand in customer segments associated with energy and infrastructure construction, medical, food and beverage, and environmental applications prior to the economic downturn that occurred in the current quarter. Hardgoods sales were aided by growth in the Company’s private label products, offsetting declines in equipment volumes. Same-store sales growth also reflects the strong performance in strategic products categories such as bulk, medical and specialty gases, and safety products.
     The Distribution business segment’s gas and rent same-store sales growth of 7% reflects price increases of 7% and flat volume growth compared to the prior year period. Gas and rent same-store sales growth reflects strong growth in sales of strategic gas products, moderated by lower growth rates of core industrial packaged gases. Sales of strategic gas products increased 11% in the current period driven by bulk, medical and specialty gas sales gains. Bulk gas sales were up 14%, with pricing gains slightly outpacing volume gains. Medical gas sales posted 9% growth attributable to strong sales in the hospital and doctor/dental markets, along with continued positive results in the homecare provider market, nursing homes, specialty clinics, and other medical markets. The popularity of the Company’s Walk-O2-Bout® cylinders contributed to the growth. Specialty gas sales growth of 12% resulted from the volume growth in core products of EPA protocol gases, rare gases and specialty gas mixes. Growth in specialty gas sales is complemented by sales of the Company’s engineered gas management systems, and related gas equipment including patented gas control devices for the analytical markets. Same-store sales growth from the Company’s rental welder business was 4% in the current period.
     Current period hardgoods same-store sales growth of 2% was driven primarily by pricing, largely as a result of an inflationary market for steel, which impacts the price of filler metals used in welding applications. Same-store sales of safety products grew 6% in the current period,

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reflecting continued demand for these products and the effective marketing and cross-selling of safety products to new and existing customers. Radnor® private-label products also contributed to hardgoods sales growth as these products continue to gain momentum and wider acceptance among customers.
     The All Other Operations business segment sales increased 26% compared to the prior year period, resulting from acquisitions and same-store sales growth. Acquisitions contributed 13% to the segment’s sales growth, which was primarily driven by $30 million of sales contributed by Refron and $19 million contributed by the National Welders’ portion of the Linde Packaged Gas acquisition. Same-store sales growth of 13% was driven by strong sales growth in ammonia, refrigerants and dry ice.
Gross profits (excluding depreciation expense)
     Consolidated gross profits (excluding depreciation) increased 15% principally from acquisitions and same-store sales growth. The consolidated gross profit margins (excluding depreciation) in the current period increased 40 basis points to 52.4% compared to 52.0% in the prior year period.

	Nine Months Ended
Gross Profits (ex. Depr. Exp.)	December 31,
(In thousands)	2008	2007	Increase

Distribution	$1,397,858	$1,217,312	$180,546	15%
All Other Operations	362,206	307,567	54,639	18%

	$1,760,064	$1,524,879	$235,185	15%

     The Distribution business segment’s gross profits (excluding depreciation) increased 15% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 50.8% versus 49.9% in the prior year period, an increase of 90 basis points. The improvement in Distribution gross profits (excluding depreciation) reflects the impact of pricing actions executed in the second quarter and prior year as well as a product mix shift toward gas and rent. Gas and rent provide higher gross profit margins (excluding depreciation) than hardgoods. In addition, gas and rent as a percentage of the Distribution business segment’s sales was 55.1% in the current period as compared to 54.0% in the prior year period.
     The All Other Operations business segment’s gross profits (excluding depreciation) increased 18% principally from continued strong growth in refrigerants, ammonia, and dry ice. The segment’s gross profit margin (excluding depreciation) declined 340 basis points to 47.1% in the current period from 50.5% in the prior year period. The decline in the All Other Operations gross profit margin (excluding depreciation) reflects a shift in the sales mix to lower gross profit margin (excluding depreciation) refrigerants, driven by the acquisition of Refron. Additionally, margin pressure on ammonia in the first half of the year contributed to the lower gross profit margins (excluding depreciation).
Operating Expenses
     Current period SD&A expenses increased $147 million (14%) as compared to the prior year period, primarily from operating costs associated with acquisitions and higher variable expenses. Acquisitions contributed estimated incremental SD&A expenses of approximately $88 million in the current period. The increase in SD&A expenses attributable to factors other than acquisitions was primarily due to an increase in salaries and wages and distribution-related expenses. In the first half of the year, increases in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand prior to the third quarter slowdown. Similarly, the increase in distribution expenses was attributable to higher fuel costs and an increase in miles driven to support sales growth in the first half of the year. Although diesel fuel prices declined in the third quarter, on a year to date basis, average diesel fuel prices were more than 30% higher versus the prior year period. As a percentage of net sales, SD&A expense decreased 20 basis points to 35.3% compared to 35.5% in the prior year period. The lower operating expense as a percentage of sales reflects

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
lower acquisition integration expenses, operating leverage, and cost savings initiatives. In addition, the Company continued its operating efficiency programs focusing on ultrasonic cylinder testing, fill plant and distribution logistics, and programs to manage fuel and freight costs.
     Depreciation expense of $147 million increased $17 million (13%) compared to the prior year period. Acquired businesses contributed approximately $8 million of the increase. The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $16 million was $5 million higher than the prior year period driven by the amortization of customer relationships and non-compete agreements associated with acquisitions.
Operating Income
     Consolidated operating income increased 19% in the current period driven by higher sales levels and expansion of operating income margins. The operating income margin increased 40 basis points to 12.1% compared to 11.7% in the prior year period. The increase in the consolidated operating income margin reflects lower acquisition integration expenses, which contributed approximately 30 basis points, gross profit margin (excluding depreciation) expansion from pricing actions, and a shift in product mix toward higher margin gas and rent. Partially offsetting these items that expanded operating margins was the negative impact of the significant sales decline at the end of the third quarter, as well as a shift in sales mix to refrigerants and ammonia discussed below.

	Nine Months Ended
Operating Income	December 31,
(In thousands)	2008	2007	Increase

Distribution	$335,995	$275,591	$60,404	22%
All Other Operations	74,367	69,173	5,194	8%

	$410,362	$344,764	$65,598	19%

     Operating income in the Distribution business segment increased 22% in the current period. The Distribution business segment’s operating margin increased 90 basis points to 12.2% compared to 11.3% in the prior year period. The operating margin improvement was driven by lower acquisition integration expenses, which contributed approximately 30 basis points, flow-through from higher sales, gross profit margin (excluding depreciation) expansion, attainment of acquisition synergies, and cost savings from operating efficiency programs.
     Operating income in the All Other Operations business segment increased 8% compared to the prior year period. The segment’s operating income margin of 9.7% was 170 basis points lower than the operating income margin of 11.4% in the prior year period. The decline in margin resulted from a sales mix shift towards refrigerants (driven by the acquisition of Refron) and ammonia. Additionally, margin pressure on ammonia in the first half of the year contributed to the lower operating margin.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables in the current period totaled $73 million, 9% lower than the prior year period. The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions and share repurchases.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective income tax rate of 39.2% of pre-tax earnings in the current period was slightly higher than the rate of 38.8% in the prior year period. The lower tax rate in the prior year period reflects a one-time tax benefit of $1.3 million, resulting from a change in the Texas state income tax law. The Company expects the overall effective tax rate for fiscal 2009 to be between 39% and 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $204.6 million, or $2.43 per diluted share, compared to $159.1 million, or $1.90 per diluted share, in the prior year period. The prior year period included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, $0.06 per diluted share of integration expense primarily related to the Linde Packaged Gas acquisition and $0.01 per diluted share tax benefit related to a change in state tax law.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $413 million for the nine months ended December 31, 2008 compared to $422 million in the comparable prior year period. The decrease in cash provided by operating activities was driven by the absence, in the current period, of an additional $96 of million cash from the Company’s expansion of its securitization of trade receivables in the prior year period, partially offset by higher earnings in the current period. Net earnings adjusted for non-cash and non-operating items provided cash of $452 million versus $363 million in the prior year period. Exclusive of the cash provided the trade receivables securitization agreement, working capital used $41 million of cash in the current period versus the use of $36 million of cash during the prior year period. The use of cash for working capital in the current period principally reflects a decrease in receivables, offset by a decrease in accounts payable and an increase in inventories. Inventory growth during the current period was primarily driven by an increase in refrigerant gases and resulted in the use of cash of $38 million
     Net cash used in investing activities totaled $524 million and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures of $282 million in the current period reflected infrastructure projects, such as air separation plants and carbon dioxide plants, as well as other investments to support the Company’s sales growth. Much of the increased capital spending period to date in fiscal 2009 is related to the construction of air separation units and carbon dioxide plants. The air separation unit in New Carlisle was completed in December 2008. The remaining air separation unit and the carbon dioxide plants are expected to be completed in late fiscal 2009 and mid fiscal 2010, respectively, which should result in lower capital spending in fiscal 2010. The Company used cash of $253 million in the nine months ended December 31, 2008 to acquire twelve businesses and settle holdback liabilities associated with prior year acquisitions. During the nine months ended December 31, 2007, the Company had capital expenditures of $193 million and acquired fifteen businesses for $394 million, including the settlement of holdback liabilities.
     Net cash provided by financing activities totaled $110 million. In June 2008, the Company issued $400 million in fixed rate senior subordinated notes due in 2018 (the “2008 Notes”) and used the net proceeds to pay down approximately $400 million of its floating rate revolving credit line, which matures in 2011. The 2008 Notes increased the Company’s ratio of fixed to floating rate debt and extended the Company’s debt maturities (see Financial Instruments discussion below). The Company used cash of $120 million during the current period to repurchase common stock under its share repurchase program. The purchase of treasury stock included approximately $5 million of stock purchases from the prior year period that were settled in the current period and $115 million of current year stock purchases. A total of 2.4 million shares were repurchased during the current nine month period ended December 31, 2008. The Company also paid dividends of $33 million, or $0.12 per share, in each of the first two quarters of fiscal 2009 and $0.16 per share in the third quarter of fiscal 2009, as compared to $22 million, or $0.09 per share, in each of the first three quarters of the prior year.
Dividends
     On June 30 and September 30, 2008, the Company paid its stockholders regular quarterly cash dividends of $0.12 per share. On October 23, 2008, the Company’s Board of Directors increased the regular quarterly cash dividend by 33% to $0.16 per share. The Company paid a $0.16 per share dividend to stockholders on December 31, 2008. On February 5, 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share. The dividend will be payable March 31, 2009 to stockholders of record as of March 13, 2009. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so that the total size of the Company’s Credit Facility was not changed.
     At December 31, 2008, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $33 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of December 31, 2008, the Company had approximately $1,246 million of borrowings under the Credit Facility: $787 million under the U.S. dollar revolver, $21 million (in U.S. dollars) under the multi-currency revolver, C$21.5 million (U.S. $18 million) under the Canadian dollar revolver and $420 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of December 31, 2008, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 2.28%, 2.08%, 3.97% and 2.48%, respectively.
     The debt covenants under the Company’s revolving credit facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At December 31, 2008, the Company’s leverage ratio was 2.8 times and its interest coverage ratio was 7.2 times. Based on the leverage ratio at December 31, 2008, the Company could incur an additional $950 million of debt. However, the Company’s borrowing capacity under the Credit Facility is limited to the size of the facility. As of December 31, 2008, approximately $231 million remained unused under the Credit Facility. Therefore, the financial covenants do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contain cross default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company’s domestic subsidiaries, exclusive of a bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2008, the Company had no outstanding advances under the agreement.
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provision contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2008, there were no advances outstanding under the agreement.
Senior Subordinated Notes
     At December 31, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of the 2008 Notes at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2008, acquisition and other notes totaled $24.8 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trade Receivables Securitization
      The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $360 million. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the nine month period ended December 31, 2008, the Company sold $3.1 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $3.1 billion in collections on those receivables. The amount of receivables sold under the Agreement was $360 million at December 31, 2008 and March 31, 2008. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.
     The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $125 million at December 31, 2008, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.4% of sales. As disclosed in Note 10 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest swap agreements used to manage well-defined interest risk exposures. At December 31, 2008, the Company had 18 fixed interest rate swap agreements with a notional amount of $627 million. These swaps effectively convert $627 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At December 31, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted-average effective rate of 4.21% and receive variable interest payments from the counterparties based on a weighted-average variable rate of 1.84%. The remaining terms of these swap agreements range from 4 to 24 months. During the nine months ended December 31, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding decrease to “Accumulated Other Comprehensive Loss” of $5.4 million, or $3.5 million after tax. The Company’s interest rate swap agreements were reflected at their fair value in the Consolidated Balance Sheets as a $15.5 million liability and a $20.8 million liability at December 31, 2008 and March 31, 2008, respectively, with corresponding deferred tax assets of $5.4 million and $7.3 million, respectively, and net of tax, of $10.1 million and $13.5 million, respectively, recorded in “Accumulated Other Comprehensive Loss.”
     The Company measures the fair value of its interest rate swaps using observable market rates to calculate the forward yield curves used to determine expected cash flows for each interest rate swap agreement. The discounted present values of the expected cash flows are calculated using the same forward yield curve. The discount rate assumed in the fair value calculations is adjusted for non-performance risk, dependent on the classification of the interest rate swap as an asset or liability. If an interest rate swap is a liability, the Company assesses the credit and non-performance risk of Airgas by determining an appropriate credit spread for entities with similar credit characteristics as the Company. If, however, an interest rate swap is in an asset position, a credit analysis of counterparties is performed assessing the credit and non-performance risk based upon the pricing history of counterparty specific credit default swaps or credit spreads

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for entities with similar credit ratings to the counterparties. The Company does not believe it is at risk for non-performance by its counterparties. However, if an interest rate swap is in an asset position, the failure of one or more of its counterparties would result in an increase in interest expense and a reduction of earnings. The Company compares its fair value calculations to the fair values calculated by the counterparties for each swap agreement for reasonableness.
     As disclosed in Note 10 to the Consolidated Financial Statements, the fair value of the Company’s interest rate swaps is classified as a Level 2 input on the fair value hierarchy because it is calculated using observable interest rates and yield curves adjusted for non-performance risk. The Company’s interest rate swaps are highly effective at offsetting changes in cash flows on its revolving credit facility. Accordingly, additional cash payments or cash receipts under an interest rate swap offset lower or higher interest rate payments under the Company’s revolving credit facility. Changes in the fair value of an interest rate swap agreement are reported on the consolidated balance sheet in “Accumulated other comprehensive loss.”
Interest Expense
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.5 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations as of December 31, 2008:

			Payments Due by Period		More than 5
(In thousands)		Remainder of	1 to 3 Years	3 to 5 Years	Years
Contractual Obligations	Total	Fiscal 2009 (a)	(a)	(a)	(a)

Long-term debt (1)	$1,820,408	$1,981	$276,050	$991,131	$551,246
Estimated interest payments on long-term debt (2)	396,805	16,818	128,381	82,628	168,978
Estimated payments on interest rate swap agreements (3)	15,498	4,715	10,783	—	—
Non-compete agreements (4)	21,424	2,863	7,525	5,253	5,783
Letters of credit (5)	41,932	650	41,282	—	—
Operating leases (6)	232,607	19,532	120,561	67,902	24,612
Purchase obligations:
Liquid bulk gas supply agreements (7)	776,412	28,434	190,525	174,233	383,220
Liquid carbon dioxide supply agreements (8)	206,192	4,296	30,652	26,824	144,420
Ammonia supply agreements (9)	21,708	5,427	16,281	—	—
Other purchase commitments (10)	2,453	2,453	—	—	—
Construction commitments (11)	18,030	18,030	—	—	—

Total Contractual Obligations	$3,553,469	$105,199	$822,040	$1,347,971	$1,278,259

(a)	The “Remainder of Fiscal 2009” column relates to obligations due through March 31, 2009. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2010 and 2011. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2014 and beyond.

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2008. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of Fiscal 2009” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2008. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.5 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of December 31, 2008. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)	The Company’s operating leases at December 31, 2008 include approximately $178 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)	In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products and Chemicals, Inc. (“Air Products”) to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. The Air Products supply agreements represent approximately $50 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent approximately $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $16 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 16 suppliers that expire at various dates through 2045. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In June 2008, the Company signed a 15-year take-or-pay supply agreement with First United Ethanol LLC, (FUEL) to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in January 2010 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, GA. Annual purchases under this contract will be approximately $1.3 million annually.

(9)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under a supply agreement. The term of the agreement is through December 31, 2009 and automatically renews for successive one-year terms unless terminated by either party upon 180 days written notice.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent outstanding commitments to customers to build and operate an air separation plant in Carrollton, KY, construct a beverage grade liquid carbon dioxide plant in Deer Park, TX and construct a raw liquid carbon dioxide plant in Camilla, GA.
Off-Balance Sheet Arrangements
     As disclosed in Note 4 to the consolidated financial statements, the Company participates in a securitization agreement with three commercial banks to sell, on a revolving basis, up to $360 million of qualifying trade receivables. The agreement expires in March 2010. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “Trade receivables, net” on the accompanying consolidated balance sheet. At December 31, 2008, the amount of retained interest in the receivables sold was approximately $125 million.
     The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at December 31, 2008 and the amount of the anticipated discount to be taken, based on market rates at December 31, 2008, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement.

(In thousands)		Remainder of	Payments Due by Period		More than 5
Off-balance sheet obligations as of December 31, 2008:	Total	fiscal 2009	1 to 3 Years	3 to 5 Years	Years

Trade receivables securitization	$360,000	$—	$360,000	$—	$—
Estimated discount on securitization	3,509	694	2,815	—	—

Total off-balance sheet obligations	$363,509	$694	$362,815	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that the multi-year implementation process of the SAP system will minimize business disruption and conversion risks and that the implementation will be completed within five years; the Company’s expectation that fiscal 2009 fourth quarter net earnings will range from $0.73 to $0.76 per diluted share; the Company’s expectation that fiscal 2009 earnings will range from $3.16 to $3.19 per diluted share; an overall effective tax rate for fiscal 2009 of 39% to 39.5% of pre-tax earnings; the future payment of dividends; the Company’s ability and intention to refinance principal payments on its outstanding term loan with borrowings under its long-term revolving credit facilities; the Company’s expectation that its accounts receivable securitization will be available as a source of funds through its expiration date in March 2010; the Company’s belief that if the accounts receivable securitization was not available as a source of funds that it could secure an alternate source of funds; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.5 million; completion of the construction of the Company’s air separation unit and carbon dioxide plant in late fiscal 2009 and mid fiscal 2010, leading to a decrease in capital spending; the Company’s expectation that the FUEL take-or-pay supply agreement will commence in January 2010 and that annual purchases under the agreement will be approximately $1.3 million; the Company’s expectation of $35 million in annual savings through its cost reduction efforts; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under its take-or-pay supply agreements are within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the Company’s inability to complete the SAP implementation in the expected timeframe, which could negatively impact the Company’s operations and abilities to operate efficiently and measure performance; the Company’s inability to meet its earnings estimates resulting from lower sales, higher product costs and/or higher operating expenses than that forecasted by the Company; continued weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2009 than that estimated by the Company resulting from changes in tax laws, reserves and other estimates; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; the Company’s inability to continue sales of strategic products in markets growing faster than GDP; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
refinance payments on the term loan due to a lack of availability under the revolving credit facilities; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; our continued ability to access credit markets on satisfactory terms; the impact of tightened credit markets on our customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current recessionary trends in the U.S. economy; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in implementing and continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; potential liabilities arising from withdrawals from the Company’s assumed multi-employer pension plans; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; the potential reduction in the availability of the Company’s securitization agreement; higher or lower interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; delays in the construction of the Company’s air separation unit and carbon dioxide plant; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at December 31, 2008. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$2	$12	$5	$4	$1	$1	$25	$23
Interest expense	0.4	1.0	0.5	0.2	0.1	0.1	2.3
Average interest rate	6.04%	6.12%	6.18%	5.82%	5.85%	5.94%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$126
Interest expense	2.3	9.4	9.4	9.4	9.4	12.1	52.0
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior subordinated notes due 2018	$—	$—	$—	$—	$—	$400	$400	$336
Interest expense	7.1	28.5	28.5	28.5	28.5	156.8	277.9
Interest rate	7.125%	7.125%	7.125%	7.125%	7.125%	7.125%

Variable Rate Debt:
Revolving credit borrowings — U.S.	$—	$—	$—	$787	$—	$—	$787	$787
Interest expense	4.5	17.9	17.9	5.8	—	—	46.1
Interest rate (b)	2.28%	2.28%	2.28%	2.28%

Revolving credit borrowings — Canadian	$—	$—	$—	$18	$—	$—	$18	$18
Interest expense	0.1	0.4	0.4	0.2	—	—	1.1
Interest rate (b)	2.48%	2.48%	2.48%	2.48%

Revolving credit borrowings — Multi-currency	$—	$—	$—	$21	$—	$—	$21	$21
Interest expense	0.2	0.8	0.8	0.3	—	—	2.1
Interest rate (b)	3.97%	3.97%	3.97%	3.97%

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Variable Rate Debt (cont):
Term loans (d)	$—	$23	$236	$161	$—	$—	$420	$420
Interest expense	2.2	7.7	5.0	0.4	—	—	15.3
Interest rate (d)	2.08%	2.08%	2.08%	2.08%

Interest Rate Swaps:
18 swaps (receive variable) pay fixed
Notional amounts	$—	$377	$250	$—	$—	$—	$627	$15.5
Swap payments (receipts)	4.7	8.6	2.2	—	—	—	15.5
$627 million notional amount
Variable forward receive rate = 1.84%
Weighted average pay rate = 4.21%

Other Off-Balance Sheet
LIBOR-based Agreement (c):
Trade receivables securitization	$—	$360	$—	$—	$—	$—	$360	$360
Discount on securitization	0.7	2.8					3.5
Variable discount rate at 12/31/2008 of 0.77%

(a)	March 31, 2009 financial instrument maturities and interest expense relate to the period of January 1, 2009 through March 31, 2009.

(b)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on each of the U.S. dollar revolving credit line, the multi-currency revolving credit line and the Canadian dollar credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portion of the Credit Facilities is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

(c)	The trade receivables securitization agreement expires in March 2010.

(d)	The consolidated financial statements reflect the term loan principal payments due through December 31, 2009 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loan reflect the amortization of the term loan principal for each period presented.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2008, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries and the European operations of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the Company’s financial position, results of operations or liquidity.
Item 1A. Risk Factors
     Other than the additional risk factor noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
We face risks related to the current economic conditions, which may impact the demand for our products and our results of operation.
     Demand for our products is dependent on the economic conditions of our customers. Although we sell to a diversified mix of industries and customers, our core business is the distribution of industrial gases used in labor intensive industries. The global economic downturn has forced many of our customers to reduce inventories and shutdown plants for extended periods of time. A reduction in the demand for our products negatively impacts our revenues and earnings. The Company has no control over the duration and extent of the current recessionary trends, and our results of operations could be significantly and negatively impacted by a continued state of economic decline.
We may be required to record significant charges to earnings if our goodwill or intangible assets become impaired.
     Under accounting principles generally accepted in the United States of America, we review our goodwill and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also tested for impairment at least annually. The carrying value of our goodwill or other intangible assets may not be recoverable due to factors such as reduced estimates of future cash flows and slower growth rates in our industry or in any of our business units. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. We may be required to record a charge to earnings in our consolidated financial statements during a period in which an impairment of our goodwill or other intangible assets is determined to exist, which may negatively impact our results of operations.
We face risks in connection with our current project to install a new enterprise information system for our business.
     We have initiated a four to five year phased implementation project of a new enterprise information system for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications and project coordination. Although our implementation process includes at least 12 months of design and testing, designed to provide minimal business disruption and to minimize conversion risks, there is no assurance that we will not experience disruptions in our business operations relating to this implementation effort as a result of complications with the system. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to the purchase of our common stock during the quarter ended December 31, 2008:

			(c)	(d)
			Total Number	Maximum Dollar
	(a)		of Shares	Value of Shares
	Total Number	(b)	Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid Per Share	Announced Plan	the Plan (1)(2)

9/30/08				$24,670,658
10/01/08-10/31/08	718,733	$34.33	718,733	(24,670,658)

Total	718,733	$34.33	718,733	$0

(1)	On November 15, 2005, the Company announced plans to purchase up to $150 million of Airgas, Inc. common stock under a stock repurchase plan approved by the Company’s Board of Directors. At 12/31/2008, there is no authorization for additional treasury share purchases under the stock repurchase program and there are no current plans for an additional stock repurchase plan.

(2)	For the quarter ended December 31, 2008, the Company expended $24.7 million in cash for the repurchase of shares.
Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.
  (Registrant)

BY:	/s/ Thomas M. Smyth

Thomas M. Smyth
Vice President & Controller
(Principal Accounting Officer)
AIRGAS EAST, INC.
AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
AIRGAS SOUTH, INC.
AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Thomas M. Smyth

Thomas M. Smyth
Vice President
(Principal Accounting Officer)

DATED: February 9, 2009