Form 10-Q
period 2009-06-30
AIRGAS INC
filed 2009-08-07
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding at August 5, 2009: 81,824,527 shares

AIRGAS, INC.
FORM 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008

Net Sales	$979,257	$1,116,714

Costs and Expenses:
Cost of products sold (excluding depreciation)	439,836	538,465
Selling, distribution and administrative expenses	375,113	389,893
Depreciation	51,583	48,098
Amortization	4,816	5,406

Total costs and expenses	871,348	981,862

Operating Income	107,909	134,852

Interest expense, net	(18,367)	(19,080)
Discount on securitization of trade receivables	(1,615)	(2,984)
Other income, net	1,205	320

Earnings before income taxes	89,132	113,108

Income taxes	(34,316)	(44,225)

Net Earnings	$54,816	$68,883

Net Earnings Per Common Share:

Basic earnings per share	$0.67	$0.83

Diluted earnings per share	$0.66	$0.81

Weighted Average Shares Outstanding:
Basic	81,618	82,687

Diluted	83,287	85,017

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash	$59,732	$47,188
Trade receivables, less allowances for doubtful accounts of $30,919 and $27,572 at June 30, 2009 and March 31, 2009, respectively	183,423	184,739
Inventories, net	367,282	390,445
Deferred income tax asset, net	30,191	34,760
Prepaid expenses and other current assets	54,021	60,838

Total current assets	694,649	717,970

Plant and equipment at cost	3,620,254	3,558,730
Less accumulated depreciation	(1,233,448)	(1,192,204)

Plant and equipment, net	2,386,806	2,366,526

Goodwill	1,068,678	1,063,370
Other intangible assets, net	208,081	216,070
Other non-current assets	34,300	35,601

Total assets	$4,392,514	$4,399,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$146,914	$156,838
Accrued expenses and other current liabilities	269,409	264,564
Current portion of long-term debt	11,033	11,058

Total current liabilities	427,356	432,460

Long-term debt, excluding current portion	1,675,194	1,750,308
Deferred income tax liability, net	579,665	565,783
Other non-current liabilities	74,195	79,231
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2009 and March 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 85,814 and 85,542 shares issued at June 30, 2009 and March 31, 2009, respectively	858	856
Capital in excess of par value	550,225	533,030
Retained earnings	1,239,100	1,198,985
Accumulated other comprehensive income (loss)	(3,716)	(10,753)
Treasury stock, 4,139 common shares at cost at June 30, 2009 and March 31, 2009	(150,363)	(150,363)

Total stockholders’ equity	1,636,104	1,571,755

Total liabilities and stockholders’ equity	$4,392,514	$4,399,537

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$54,816	$68,883
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	51,583	48,098
Amortization	4,816	5,406
Deferred income taxes	15,641	23,455
(Gain) loss on sales of plant and equipment	252	(12)
Stock-based compensation expense	9,914	7,973
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	(15,900)	—
Trade receivables, net	16,986	(6,526)
Inventories, net	23,375	(9,874)
Prepaid expenses and other current assets	5,603	2,563
Accounts payable, trade	(8,660)	(7,451)
Accrued expenses and other current liabilities	6,039	(3,613)
Other non-current assets	1,190	(542)
Other non-current liabilities	(3,396)	259

Net cash provided by operating activities	162,259	128,619

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(67,312)	(85,564)
Proceeds from sales of plant and equipment	2,510	3,329
Business acquisitions and holdback settlements	(2,863)	(21,680)
Other, net	(1,433)	(1,518)

Net cash used in investing activities	(69,098)	(105,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	88,553	594,109
Repayment of debt	(163,977)	(596,080)
Purchase of treasury stock	—	(4,613)
Financing costs	—	(5,000)
Proceeds from the exercise of stock options	2,123	9,927
Stock issued for the employee stock purchase plan	3,888	3,934
Tax benefit realized from the exercise of stock options	1,334	7,280
Dividends paid to stockholders	(14,701)	(10,040)
Change in cash overdraft and other	2,163	(805)

Net cash used in financing activities	(80,617)	(1,288)

Change in cash	$12,544	$21,898
Cash — Beginning of period	47,188	43,048

Cash — End of period	$59,732	$64,946

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2009.
The preparation of financial statements in accordance with GAAP requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for the entire year.
Prior Period Adjustments
Certain reclassifications were made to the prior period statement of earnings and related notes to conform to the current period presentation. These reclassifications principally resulted in increasing cost of products sold (excluding depreciation) and reducing selling, distribution and administrative expenses. Additionally, some revenue was reclassified between Gas and Rent and Hardgoods. These reclassifications were the result of conforming the accounting policies of National Welders (a former joint venture that is now a 100% owned subsidiary) to the Company’s accounting policies and were not material. Net earnings for the prior period were not impacted by the reclassifications.
During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role to support the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, the air separation production facilities and national specialty gas labs are now reflected in the Distribution business segment. Also as a result of an organizational realignment, National Welders is now part of the Distribution business segment. Segment information from fiscal 2009 as disclosed in Note 15 has been recast to reflect these changes. The change in business segments had no effect on the Company’s financial position, results of operation or liquidity.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Recently adopted accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In April 2009, the FASB also issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 157-2 and FSP No. 157-4 as required. The adoption of FSP 157-2 and FSP 157-4 did not have a material impact on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141 of the same title (“SFAS 141”). SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and prohibits early adoption. SFAS 141R will significantly change the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the adoption of SFAS 141R to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values for the individual assets and liabilities acquired are determined. The principles contained in SFAS 141R are, in a number of ways, very different from those previously applied to business combinations. The impact of SFAS 141R on the consolidated financial statements for future acquisitions may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company adopted SFAS 141R on April 1, 2009. The impact of the adoption of SFAS 141R on the consolidated financial statements for the interim period ended June 30, 2009 was not material, as the Company only completed one immaterial acquisition (see Note 3). However, should the Company enter into a material business combination, or a series of individually immaterial business combinations that are material collectively, the provisions of SFAS 141R may have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented. The Company adopted SFAS 160 on April 1, 2009 with no impact on the interim consolidated financial statements for the periods presented, as all of the Company’s subsidiaries are currently 100% owned subsidiaries. However, the requirements of SFAS 160 may impact future transactions entered into by the Company. Additionally, paragraph 5 of SFAS 160 requires retrospective application of the presentation and disclosure requirements, which, if material, will affect Airgas’ 2010 annual report on Form 10-K related to the presentation of National Welders as a non-controlling interest prior to the July 2007 exchange transaction (which made National Welders a 100% owned subsidiary).
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset under FSP 142-3 shall be applied prospectively to intangible assets acquired after the effective date; however, the disclosure requirements of FSP 142-3 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP 142-3 in conjunction with SFAS 141R on April 1, 2009 to improve consistency between the useful life of intangible assets under SFAS 142 and the period of expected cash flows used to measure fair value at acquisition under SFAS 141R. The adoption of FSP 142-3 did not have an impact on the Company’s financial position, results of operations or liquidity, as the useful lives of the Company’s intangible assets are not impacted by renewal or extension provisions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends SFAS 141R regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 carries forward the general requirements of SFAS 141 for acquired contingencies in a business combination, yet encourages greater use of fair value as defined in SFAS 157 when determinable. FSP 141R-1 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The Company adopted FSP 141R-1 in conjunction with SFAS 141R on April 1, 2009. The adoption of FSP 141R-1 did not have an impact on the Company’s financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Previously, these disclosures were only required in the Company’s annual consolidated financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company adopted FSP 107-1 for the interim reporting period ended June 30, 2009 — see Note 10 for the required disclosures. The adoption of FSP 107-1 did not have an impact on the Company’s financial position, results of operations or liquidity.
In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that an entity does not intend to actively use but does intend to hold to prevent others from obtaining access to the assets. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company adopted EITF 08-7 in conjunction with SFAS 141R on April 1, 2009, with no impact on the Company’s financial position, results of operations or liquidity.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. SFAS 165 also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for the interim period ended June 30, 2009. The Company evaluated subsequent events through August 7, 2009, which is the date upon which the Company’s consolidated financial statements for the interim period ended June 30, 2009 were issued. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or liquidity.
(b) Accounting pronouncements not yet adopted
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 166 amends SFAS 140 to establish new standards that will change how companies account for transfers of financial assets. Significant changes include (1) elimination of the qualifying special purpose entity (“QSPE”) concept, (2) new requirements for determining whether transfers of portions of financial assets are eligible for sale accounting, (3) clarification of the derecognition criteria for a transfer to qualify as a sale, (4) changes in recognition of gains or losses on transfers accounted for as sales, and (5) extensive new disclosures. SFAS 166 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with early adoption prohibited. The disclosure provisions of SFAS 166 shall be applied to transfers that occur both before and after the effective date of SFAS 166. The Company is currently evaluating the effects that SFAS 166 may have on its consolidated financial statements. The Company currently participates in a securitization agreement (the “Agreement”), which expires in March 2010, with three commercial banks to which it sells qualifying trade receivables on a revolving basis (see Note 4). The transaction has been accounted for as a sale under the provisions of SFAS 140. Should the Company renew the Agreement or enter into a similar trade receivables securitization upon the expiration of the Agreement, the transaction will be evaluated under the provisions of SFAS 166. If applicable, this change in accounting treatment could significantly impact the Company’s consolidated balance sheet, as the trade receivables sold under the securitization agreement and the related short-term borrowings may be recognized.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”) to establish new standards that will change the consolidation model for variable interest entities (“VIEs”). Significant changes as a result of SFAS 167 include (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the QSPE scope exception. SFAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009 with early adoption prohibited. Upon adoption, if a VIE is required to be consolidated, an election must be made as to whether to retrospectively apply the guidance of SFAS 167 or record a cumulative-effect adjustment to retained earnings on the date of adoption. Additionally, if a VIE is deconsolidated upon the adoption of SFAS 167, a separate cumulative-effect adjustment to retained earnings will be recognized. The Company is currently evaluating the effects, if any, that SFAS 167 may have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and provides the framework for selecting the principles used in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will impact the current references to existing GAAP in the Company’s consolidated financial statements, but is not expected to change the application of GAAP to the Company’s consolidated financial statements.
(3) ACQUISITIONS
The acquisition occurring in fiscal year 2010 was recorded using the acquisition method of accounting in accordance with SFAS 141R, which the Company adopted on April 1, 2009. The results of acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Purchase Price Allocation
During the first quarter of fiscal 2010, acquisition-related cash payments were $2.9 million and primarily related to the settlement of holdback liabilities associated with certain prior year acquisitions. The Company completed one acquisition during the first quarter of fiscal 2010 with historical annual sales of approximately $500 thousand. The Company allocates the purchase prices of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain prior year purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below summarizes adjustments made during the first quarter of fiscal 2010 that primarily relate to prior year acquisitions. The credit of $860 thousand in current assets within the Distribution business segment is attributable to a working capital adjustment from a prior year acquisition. The $3.8 million credit in other intangible assets relates to a reduction in the value assigned to customer relationships and non-compete valuations. The $2.3 million increase in current liabilities primarily relates to the recognition of holdback liabilities for prior year acquisitions.

	Distribution	All Other
	Business	Operations
(In thousands)	Segment	Business Segment	Total
Current assets, net	$(860)	$183	$(677)
Property and equipment	1,510	66	1,576
Goodwill	3,547	(94)	3,453
Other intangible assets	(3,895)	135	(3,760)
Current liabilities	2,384	(61)	2,323
Long-term liabilities	—	(52)	(52)

Total cash consideration	$2,686	$177	$2,863

Linde Purchase Accounting Integration Accruals
In connection with the June 2007 Linde Packaged Gas acquisition, the Company recorded accruals associated with one-time severance benefits to acquired employees who were involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlapped with the Company’s existing operations, and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. Of the $3.5 million remaining facility exit accrual, $2.9 million relates to a non-cancellable lease obligation through 2017 for the former Linde corporate headquarters. Other integration accruals of $4.2 million consist primarily of the multi-employer pension liability, which is expected to be paid during fiscal 2010 and 2011. The table below summarizes the liabilities established through purchase accounting and the related payments made from the acquisition date through March 31, 2009 and during the three months ended June 30, 2009:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

				Total
	Severance	Facility Exit	Other Integration	Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts originally included in purchase accounting, including adjustments	$5,517	$6,088	$6,434	$18,039
Payments	(5,358)	(2,510)	(1,801)	(9,669)

Balance at March 31, 2009	159	3,578	4,633	8,370
Payments	(124)	(118)	(419)	(661)

Balance at June 30, 2009	$35	$3,460	$4,214	$7,709

Pro Forma Operating Results
The following represents unaudited pro forma operating results as if the fiscal 2010 and 2009 acquisitions had occurred on April 1, 2008. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historical financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2008 or of results that may occur in the future.

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2009	2008
Net sales	$979,303	$1,162,801
Net earnings	54,816	69,529

Diluted earnings per share	$0.66	$0.82

(4)	TRADE RECEIVABLES SECURITIZATION
The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million. The size of the facility was reduced from $360 million to $345 million in March 2009, due to the elimination of a $15 million subordinated funding tranche, which was previously part of the facility. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the three months ended June 30, 2009, the Company sold approximately $875 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $891 million in collections on those receivables. The amount of receivables sold under the Agreement was $295 million at June 30, 2009 and $311 million at March 31, 2009. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The transaction has been accounted for as a sale under the provisions of SFAS 140. Under the Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Accordingly, the Company is exposed to credit risk associated with its retained interest in the receivables. The Company is not exposed to interest rate risk due to the short-term nature of the receivables and their general collectability.
Subordinated retained interests of approximately $145 million, net of an allowance for doubtful accounts of $30 million, and $148 million, net of an allowance for doubtful accounts of $26 million, are included in trade receivables in the accompanying Consolidated Balance Sheets at June 30, 2009 and March 31, 2009, respectively. At June 30, 2009 and March 31, 2009, approximately 8.7% and 6.4%, respectively, of the accounts included in the retained interest were delinquent, as defined under the Agreement. Credit losses for the three months ended June 30, 2009 and June 30, 2008 were $6.1 million and $4.2 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guarantees of the bank conduits’ obligations.
(5) INVENTORIES, NET
Inventories, net, consist of:

	June 30,	March 31,
(In thousands)	2009	2009
Hardgoods	$241,426	$252,293
Gases	125,856	138,152

	$367,282	$390,445

Hardgoods inventories determined using the LIFO inventory method totaled $33 million at June 30, 2009 and $34 million at March 31, 2009. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the FIFO method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $10.4 million higher at both June 30, 2009 and March 31, 2009. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of goodwill and other intangible assets from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the three months ended June 30, 2009 were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2009	$879,082	$184,288	$1,063,370
Acquisitions	3,547	(94)	3,453
Other adjustments, including foreign currency translation	804	1,051	1,855

Balance at June 30, 2009	$883,433	$185,245	$1,068,678

Other intangible assets that are not fully amortized and indefinite lived intangibles amounted to $208 million and $216 million, net of accumulated amortization of $42 million and $39 million, at June 30, 2009 and March 31, 2009, respectively. These intangible assets primarily consist of acquired customer relationships, which are amortized over 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets that are subject to amortization when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2010 — $16.8 million; 2011 — $21.9 million; 2012 — $20.7 million; 2013 — $19.9 million; 2014 — $17.5 million and $110.0 million thereafter.
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

	June 30,	March 31,
(In thousands)	2009	2009
Accrued payroll and employee benefits	$64,387	$80,630
Business insurance reserves	44,872	44,986
Taxes other than income taxes	20,565	17,098
Cash overdraft	45,147	42,933
Deferred rental revenue	25,573	25,611
Other accrued expenses and current liabilities	68,865	53,306

	$269,409	$264,564

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $9.7 million at June 30, 2009 and March 31, 2009. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS
Long-term debt consists of:

	June 30,	March 31,
(In thousands)	2009	2009
Revolving credit borrowings — U.S.	$696,100	$751,200
Revolving credit borrowings — Multi-currency	30,588	23,712
Revolving credit borrowings — Canadian	12,895	14,660
Term loans	375,000	397,500
Senior subordinated notes	550,000	550,000
Acquisition and other notes	21,644	24,294

Total long-term debt	1,686,227	1,761,366
Less current portion of long-term debt	(11,033)	(11,058)

Long-term debt, excluding current portion	$1,675,194	$1,750,308

Senior Credit Facility
The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At June 30, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $34.4 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
As of June 30, 2009, the Company had approximately $1.1 billion of borrowings under the Credit Facility: $696 million under the U.S. dollar revolver, $375 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$15 million (U.S. $13 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of June 30, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 1.04%, 1.22%, 1.41% and 1.12%, respectively. In July, the Company’s credit ratings were upgraded resulting in a lowering of the interest rate spreads on the borrowings above to 50 basis points effective July 31, 2009.
As of June 30, 2009, approximately $319 million remained unused under the Company’s Credit Facility. At June 30, 2009, the financial covenants of the Credit Facility do not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contain cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, term loans, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2009, there were no advances outstanding under the agreement.
Senior Subordinated Notes
At June 30, 2009, the Company had $150 million of registered, senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The 2004 Notes are callable at 103.125% of the principal amount between July 15, 2009 and July 14, 2010.
At June 30, 2009, the Company had $400 million of senior subordinated notes (the “2008 Notes”) outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2009, acquisition and other notes totaled $22 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at June 30, 2009 are as follows:

(In thousands)	Debt Maturities
June 30, 2010 (1)	$11,033
March 31, 2011	218,976
March 31, 2012	902,331
March 31, 2013	2,549
March 31, 2014	511
Thereafter	550,827

$1,686,227

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending June 30, 2010 on the term loans have been reflected as long-term in the aggregate maturity schedule.
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
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), requires companies to recognize certain derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Credit Facility. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.
During the three months ended June 30, 2009, three fixed interest rate swap agreements with a notional amount of $77 million matured. At June 30, 2009, the Company had 15 fixed interest rate swap agreements outstanding with a notional amount of $550 million. These swaps effectively convert $550 million of variable interest rate debt associated with the Company’s Credit Facility to fixed-rate debt. At June 30, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.16% and receive variable interest payments from the counterparties based on a weighted average variable rate of 2.02%. The remaining terms of these swap agreements range from 1 to 18 months. For the three months ended June 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $4.5 million, or $2.9 million after tax. For the three months ended June 30, 2008, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $11.8 million, or $7.7 million after tax.
As denoted in the tables below, the Company’s interest rate swap agreements were reflected in the Consolidated Balance Sheets at June 30, 2009 and March 31, 2009 as liabilities at their fair values of $8.0 million and $12.5 million, respectively, with corresponding deferred tax assets of $2.7 million and $4.3 million and accumulated other comprehensive losses after tax of $5.3 million and $8.2 million, respectively. The estimated net amount of existing losses recorded in “Accumulated other comprehensive income (loss)” at June 30, 2009 that is expected to be reclassified into earnings within the next twelve months is $4.3 million, net of estimated tax benefits of $2.3 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Derivatives Designated as Hedging Instruments

	June 30, 2009		March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value

Interest rate swaps	Other non-current liabilities	$8,036	Other non-current liabilities	$12,525
Effect of Derivative Instruments on the Consolidated Statements of Earnings

	Amount of Gain (Loss) Recognized in
(In thousands)	OCI on Derivatives
Derivatives in Cash Flow	Three Months Ended June 30,
Hedging Relationships	2009	2008
Interest rate swaps	$4,489	$11,808
Tax (expense) benefit	(1,571)	(4,132)

Net effect	$2,918	$7,676

Location of (Gain) Loss	Amount of (Gain) Loss Reclassified
Reclassified from AOCI into Pre-tax	from AOCI into Pre-tax Income
Income for Derivatives in Cash	Three Months Ended June 30,
Flow Hedging Relationships	2009	2008

Interest expense, net	$4,870	$3,123

The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness is immaterial for the three months ended June 30, 2009 and 2008.
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in accordance with SFAS 157 are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined by SFAS 157 as follows:
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value and such items have not been impacted by SFAS 157.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and March 31, 2009 are categorized in the tables below based on the lowest level of significant input to the valuation.

		Quoted prices in	Significant other	Significant
	Balance at	active markets	observable inputs	unobservable inputs
(In thousands)	June 30, 2009	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$145,267	$—	$—	$145,267
Deferred compensation plan assets	5,988	5,988	—	—

Total assets measured at fair value on a recurring basis	$151,255	$5,988	$—	$145,267

Liabilities:
Deferred compensation plan liabilities	$5,988	$5,988	$—	$—
Derivative liabilities — interest rate swap agreements	8,036	—	8,036	—

Total liabilities measured at fair value on a recurring basis	$14,024	$5,988	$8,036	$—

		Quoted prices in	Significant other	Significant
	Balance at	active markets	observable inputs	unobservable inputs
(In thousands)	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$147,853	$—	$—	$147,853
Deferred compensation plan assets	4,598	4,598	—	—

Total assets measured at fair value on a recurring basis	$152,451	$4,598	$—	$147,853

Liabilities:
Deferred compensation plan liabilities	$4,598	$4,598	$—	$—
Derivative liabilities — interest rate swap agreements	12,525	—	12,525	—

Total liabilities measured at fair value on a recurring basis	$17,123	$4,598	$12,525	$—

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Subordinated retained interest — The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement is classified as “Trade receivables” on the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts of $29.6 million and $26.4 million at June 30, 2009 and March 31, 2009, respectively, related to the subordinated retained interests to adjust the carrying value to fair value. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historical collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the Consolidated Statement of Earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amount expected to be realized when the receivables are ultimately settled.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of exchange traded open-ended mutual funds with quoted prices in active markets (Level 1). The Company’s deferred compensation plan liabilities are equal to the plan’s assets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.
Derivative liabilities — interest rate swap agreements — The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable-rate debt to fixed-rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Changes to the fair value measurement of the Company’s interest rate swap agreements are reported on the Consolidated Balance Sheet through “Accumulated other comprehensive loss.”
The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the three months ended June 30, 2009:

Subordinated
(In thousands)	retained interest
Balance at April 1, 2009	$147,853
Net realized losses included in earnings (bad debt expense)	(6,079)
Additional retained interest, net	3,493

Balance at June 30, 2009	$145,267

The carrying value of debt, which is reported in the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings and term loans disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate.

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	June 30, 2009	June 30, 2009	March 31, 2009	March 31, 2009
Revolving credit borrowings	$739,583	$710,000	$789,572	$757,989
Term loans	375,000	360,000	397,500	381,600
2004 Notes	150,000	141,000	150,000	139,500
2008 Notes	400,000	381,000	400,000	378,000
Acquisition and other notes	21,644	21,243	24,294	24,928

Total debt	$1,686,227	$1,613,243	$1,761,366	$1,682,017

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

	Shares of
	Common	Shares of
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance at March 31, 2009	85,542	4,139
Common stock issuance (a)	272	—

Balance at June 30, 2009	85,814	4,139

				Accumulated
		Capital in		Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders’
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity
Balance at March 31, 2009	$856	$533,030	$1,198,985	$(10,753)	$(150,363)	$1,571,755

Comprehensive income:
Net earnings			54,816			54,816
Foreign currency translation adjustment				4,119		4,119
Net change in fair value of interest rate swap agreements				4,489		4,489
Net tax expense of comprehensive income items				(1,571)		(1,571)

Total comprehensive income						61,853 (c)

Common stock issuance — employee benefit plans (a)	2	6,009				6,011
Tax benefit from stock option exercises		1,334				1,334
Dividends paid on common stock ($0.18 per share)			(14,701)			(14,701)
Stock-based compensation (b)		9,852				9,852

Balance at June 30, 2009	$858	$550,225	$1,239,100	$(3,716)	$(150,363)	$1,636,104

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(b)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

(c)	The Company’s comprehensive income was $62 million and $77 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. The table below presents the gross and net changes in and the balances within each component of Accumulated other comprehensive income (loss) for the three months ended June 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Foreign Currency		Total Accumulated
	Translation	Interest Rate	Other Comprehensive
(In thousands)	Adjustment	Swap Agreements	Income(Loss)
Balance March 31, 2009	$(2,530)	$(8,223)	$(10,753)
Foreign currency translation adjustments	4,119		4,119
Change in fair value of interest rate swap agreements		9,359	9,359
Reclassification adjustments to income		(4,870)	(4,870)

Net change in fair value of interest rate swap agreements		4,489	4,489
Net tax expense of comprehensive income items		(1,571)	(1,571)

Net change after tax of comprehensive income items	4,119	2,918	7,037

Balance June 30, 2009	$1,589	$(5,305)	$(3,716)

(12)	STOCK-BASED COMPENSATION
In accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Stock-based compensation expense related to:
Stock option plans	$8,333	$6,663
Employee stock purchase plan — options to purchase stock	1,581	1,310

	9,914	7,973
Tax benefit	(3,274)	(2,825)

Stock-based compensation expense, net of tax	$6,640	$5,148

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $14.41 and $18.51, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three months ended June 30, 2009:

	Number of
	Stock Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2009	6,640	30.71
Granted	1,319	$43.04
Exercised	(139)	$15.37
Forfeited	(20)	$40.55

Outstanding at June 30, 2009	7,800	$33.04

Vested or expected to vest at June 30, 2009	7,177	$33.04

Exercisable at June 30, 2009	4,169	$20.40

A total of 1.3 million shares of common stock were available for issuance, under the 2006 Equity Incentive Plan at June 30, 2009.
As of June 30, 2009, $37.6 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2.0 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 834 thousand shares were available for issuance at June 30, 2009.
Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.50 and $12.46 for the three months ended June 30, 2009 and 2008, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the three months ended June 30, 2009:

	Number of
	Purchase Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2009	133	$29.30
Granted	507	$29.29
Exercised	(133)	$29.30

Outstanding at June 30, 2009	507	$29.29

(13) EARNINGS PER SHARE
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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.9 million and 1.2 million outstanding stock options that were anti-dilutive for the three months ended June 30, 2009 and 2008, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Weighted average common shares outstanding:
Basic	81,618	82,687
Incremental shares from assumed exercises of stock options and options under the employee stock purchase plan	1,669	2,330

Diluted	83,287	85,017

(14)	COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15) SUMMARY BY BUSINESS SEGMENT
Information related to the Company’s business segments for the three months ended June 30, 2009 and 2008 is as follows:

	(Unaudited)				(Unaudited)
	Three Months Ended				Three Months Ended
	June 30, 2009				June 30, 2008
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elim.	Total	Distribution	Ops.	Elim.	Total
Gas and rent	$531,207	$111,328	$(5,620)	$636,915	$561,241	$101,450	$(5,817)	$656,874
Hardgoods	340,650	1,696	(4)	342,342	459,056	786	(2)	459,840

Total net sales	871,857	113,024	(5,624)	979,257	1,020,297	102,236	(5,819)	1,116,714

Cost of products sold (excluding depreciation)	385,187	60,273	(5,624)	439,836	487,593	56,691	(5,819)	538,465
Selling, distribution and administrative expenses	344,752	30,361	—	375,113	361,270	28,623	—	389,893
Depreciation	47,927	3,656	—	51,583	44,917	3,181	—	48,098
Amortization	4,243	573	—	4,816	4,718	688	—	5,406

Operating income	$89,748	$18,161	$—	$107,909	$121,799	$13,053	$—	$134,852

(16)	SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Interest paid	$24,773	$16,184
Discount on securitization	1,615	2,984
Income taxes (net of refunds) (a)	(6,635)	1,965

(a)	During the three months ended June 30, 2009, the Company applied for and received a $10 million federal income tax refund. The refund related to an overpayment of fiscal year 2009 estimated federal income taxes as a result of a difference between actual and forecasted profitability, primarily in the fourth quarter.
Significant Non-cash Investing and Financing Transactions
During the three months ended June 30, 2009 and 2008, the Company purchased $0.9 million and $3 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended June 30, 2009 and 2008, the Company recorded capitalized interest for construction in progress of $671 thousand and $500 thousand, respectively.
(17) SUBSEQUENT EVENTS
In July, the Company’s credit ratings were upgraded by two of the major rating agencies. As a result, the interest rate spread on the Company’s Credit Facility was lowered from 62.5 to 50 basis points over LIBOR, the Euro currency rate applicable to each foreign currency borrowing and the Canadian Bankers’ Acceptance Rate, effective July 31, 2009. In accordance with SFAS 165, the Company completed a subsequent events review through August 7, 2009, which is the date upon which the Company’s consolidated financial statements for the interim period ended June 30, 2009 were issued. No other events that would have a material effect upon the Company’s financial position, results of operations or liquidity were noted.
(18)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
The obligations of the Company under its registered securities, the 2004 Notes, are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy-remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of the Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2009 and March 31, 2009, and for the three months ended June 30, 2009 and 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$45,729	$14,003	$—	$59,732
Trade receivables, net	—	31,212	152,211	—	183,423
Intercompany receivable (payable)	—	(4,892)	4,892	—	—
Inventories, net	—	353,241	14,041	—	367,282
Deferred income tax asset, net	19,330	12,997	(2,136)	—	30,191
Prepaid expenses and other current assets	20,314	31,902	1,805	—	54,021

Total current assets	39,644	470,189	184,816	—	694,649

Plant and equipment, net	37,749	2,286,261	62,796	—	2,386,806
Goodwill	—	1,049,618	19,060	—	1,068,678
Other intangible assets, net	—	198,470	9,611	—	208,081
Investments in subsidiaries	3,237,127	—	—	(3,237,127)	—
Other non-current assets	21,934	7,881	4,485	—	34,300

Total assets	$3,336,454	$4,012,419	$280,768	$(3,237,127)	$4,392,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,660	$139,051	$6,203	$—	$146,914
Accrued expenses and other current liabilities	94,765	154,798	19,846	—	269,409
Current portion of long-term debt	—	9,246	1,787	—	11,033

Total current liabilities	96,425	303,095	27,836	—	427,356

Long-term debt, excluding current portion	1,621,099	9,053	45,042	—	1,675,194
Deferred income tax liability, net	(43,382)	610,692	12,355	—	579,665
Intercompany (receivable) payable	—	191,734	(191,734)	—	—
Other non-current liabilities	26,208	42,954	5,033	—	74,195
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	858	—	—	—	858
Capital in excess of par value	550,225	1,363,221	8,224	(1,371,445)	550,225
Retained earnings	1,239,100	1,492,908	371,556	(1,864,464)	1,239,100
Accumulated other comprehensive income (loss)	(3,716)	(868)	2,456	(1,588)	(3,716)
Treasury stock	(150,363)	(370)	—	370	(150,363)

Total stockholders’ equity	1,636,104	2,854,891	382,236	(3,237,127)	1,636,104

Total liabilities and stockholders’ equity	$3,336,454	$4,012,419	$280,768	$(3,237,127)	$4,392,514

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$40,492	$6,696	$—	$47,188
Trade receivables, net	—	30,157	154,582	—	184,739
Intercompany receivable (payable)	—	(4,115)	4,115	—	—
Inventories, net	—	379,448	10,997	—	390,445
Deferred income tax asset, net	23,901	12,995	(2,136)	—	34,760
Prepaid expenses and other current assets	25,639	33,572	1,627	—	60,838

Total current assets	49,540	492,549	175,881	—	717,970

Plant and equipment, net	30,649	2,287,603	48,274	—	2,366,526
Goodwill	—	1,045,691	17,679	—	1,063,370
Other intangible assets, net	—	207,083	8,987	—	216,070
Investments in subsidiaries	3,244,303	—	—	(3,244,303)	—
Other non-current assets	21,250	9,183	5,168	—	35,601

Total assets	$3,345,742	$4,042,109	$255,989	$(3,244,303)	$4,399,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,797	$147,167	$7,874	$—	$156,838
Accrued expenses and other current liabilities	85,534	176,338	2,692	—	264,564
Current portion of long-term debt	—	9,612	1,446	—	11,058

Total current liabilities	87,331	333,117	12,012	—	432,460

Long-term debt, excluding current portion	1,698,700	11,465	40,143	—	1,750,308
Deferred income tax liability, net	(41,992)	595,431	12,344	—	565,783
Intercompany (receivable) payable	—	177,216	(177,216)	—	—
Other non-current liabilities	29,948	44,071	5,212	—	79,231
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	856	—	—	—	856
Capital in excess of par value	533,030	1,442,400	8,223	(1,450,623)	533,030
Retained earnings	1,198,985	1,440,884	355,696	(1,796,580)	1,198,985
Accumulated other comprehensive income (loss)	(10,753)	(2,105)	(425)	2,530	(10,753)
Treasury stock	(150,363)	(370)	—	370	(150,363)

Total stockholders’ equity	1,571,755	2,880,809	363,494	(3,244,303)	1,571,755

Total liabilities and stockholders’ equity	$3,345,742	$4,042,109	$255,989	$(3,244,303)	$4,399,537

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Three months ended
June 30, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$963,440	$15,817	$—	$979,257
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	434,060	5,776	—	439,836
Selling, distribution and administrative expenses	577	362,929	11,607	—	375,113
Depreciation	958	49,136	1,489	—	51,583
Amortization	—	4,575	241	—	4,816

Operating Income (Loss)	(1,535)	112,740	(3,296)	—	107,909

Interest (expense) income, net	(18,875)	744	(236)	—	(18,367)
(Discount) gain on securitization of trade receivables	—	(27,470)	25,855	—	(1,615)
Other (expense) income, net	512	574	119	—	1,205

Earnings (loss) before income taxes	(19,898)	86,588	22,442	—	89,132
Income tax benefit (expense)	6,831	(33,496)	(7,651)	—	(34,316)
Equity in earnings of subsidiaries	67,883	—	—	(67,883)	—

Net Earnings	$54,816	$53,092	$14,791	$(67,883)	$54,816

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Three months ended
June 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,098,535	$18,179	$—	$1,116,714
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	532,223	6,242	—	538,465
Selling, distribution and administrative expenses	1,065	377,421	11,407	—	389,893
Depreciation	964	45,643	1,491	—	48,098
Amortization	—	5,251	155	—	5,406

Operating Income (Loss)	(2,029)	137,997	(1,116)	—	134,852

Interest (expense) income, net	(18,847)	410	(643)	—	(19,080)
(Discount) gain on securitization of trade receivables	—	(30,758)	27,774	—	(2,984)
Other (expense) income, net	(37)	335	22	—	320

Earnings (loss) before income taxes	(20,913)	107,984	26,037	—	113,108
Income tax benefit (expense)	7,175	(42,345)	(9,055)	—	(44,225)
Equity in earnings of subsidiaries	82,621	—	—	(82,621)	—

Net Earnings	$68,883	$65,639	$16,982	$(82,621)	$68,883

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three months ended
June 30, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by operating activities	$11,539	$129,447	$21,273	$—	$162,259

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,054)	(57,152)	(2,106)	—	(67,312)
Proceeds from sales of plant and equipment	—	2,367	143	—	2,510
Business acquisitions and holdback settlements	—	(2,863)	—	—	(2,863)
Other, net	(1,438)	(56)	61	—	(1,433)
Receipts from subsidiaries, net	80,747	—	—	(80,747)	—

Net cash (used in) provided by investing activities	71,255	(57,704)	(1,902)	(80,747)	(69,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	79,832	2,748	5,973	—	88,553
Repayment of debt	(157,433)	(5,812)	(732)	—	(163,977)
Proceeds from the exercise of stock options	2,123	—	—	—	2,123
Stock issued for the employee stock purchase plan	3,888	—	—	—	3,888
Tax benefit realized from the exercise of stock options	1,334	—	—	—	1,334
Dividends paid to stockholders	(14,701)	—	—	—	(14,701)
Change in cash overdraft and other	2,163	—	—	—	2,163
Changes in due to/from parent	—	(63,442)	(17,305)	80,747	—

Net cash used in financing activities	(82,794)	(66,506)	(12,064)	80,747	(80,617)

CHANGE IN CASH	$—	$5,237	$7,307	$—	$12,544
Cash — Beginning of period	—	40,492	6,696	—	47,188

Cash — End of period	$—	$45,729	$14,003	$—	$59,732

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three months ended
June 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(31,205)	$138,966	$20,858	$—	$128,619

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(650)	(82,797)	(2,117)	—	(85,564)
Proceeds from sales of plant and equipment	204	3,113	12	—	3,329
Business acquisitions and holdback settlements	—	—	(21,680)	—	(21,680)
Other, net	(3)	(666)	(849)	—	(1,518)
Receipts from subsidiaries, net	51,027	—	—	(51,027)	—

Net cash (used in) provided by investing activities	50,578	(80,350)	(24,634)	(51,027)	(105,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	544,472	26,981	22,656	—	594,109
Repayment of debt	(564,528)	(30,916)	(636)	—	(596,080)
Purchase of treasury stock	(4,613)	—	—	—	(4,613)
Financing costs	(5,000)	—	—	—	(5,000)
Proceeds from the exercise of stock options	9,927	—	—	—	9,927
Stock issued for the employee stock purchase plan	3,934	—	—	—	3,934
Tax benefit realized from the exercise of stock options	7,280	—	—	—	7,280
Dividends paid to stockholders	(10,040)	—	—	—	(10,040)
Change in cash overdraft	(805)	—	—	—	(805)
Changes in due to/from parent	—	(47,972)	(3,055)	51,027	—

Net cash (used in) provided by financing activities	(19,373)	(51,907)	18,965	51,027	(1,288)

CHANGE IN CASH	$—	$6,709	$15,189	$—	$21,898
Cash — Beginning of period	—	40,397	2,651	—	43,048

Cash — End of period	$—	$47,106	$17,840	$—	$64,946

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2009 (“current quarter”) of $979 million compared to $1.1 billion for the quarter ended June 30, 2008 (“prior year quarter”), a decline of 12%. Total same-store sales declined 17%, with hardgoods down 27% and gas and rent down 10%. Acquisitions contributed 5% sales growth in the quarter. The same-store sales decline was principally volume related with sales volumes down 19% and pricing contributing 2% to growth. Lower sales volumes reflect broad-based weakness across most customer segments and geographies.
The Company’s operating margin declined 110 basis points to 11.0% in the current quarter compared to 12.1% in the prior year quarter. The operating margin reflects the effect of lower sales, partially offset by gross margin expansion and the impact of expense reduction initiatives. The gross profit margin (excluding depreciation) expansion is primarily a result of the Company’s product mix shifting away from hardgoods towards gas and rent, which carry a higher gross margin than hardgoods. Selling, distribution and administrative (“SD&A”) expenses in the current quarter increased to 38.3% of sales, an increase of 340 basis points over the prior year quarter. The increase in operating expense as a percent of sales was driven by the decline in sales and the mix shift to gas and rent, which carry higher operating expenses in relation to sales. Net earnings per diluted share declined 19% in the current quarter to $0.66 compared to $0.81 in the prior year quarter.
Expense Reduction Initiatives
In response to the slowing economy, the Company reacted quickly and effectively to mitigate the impact of declining sales. Between December and March, as previously announced, the Company fully implemented $45 million of annual expense reductions, which were in addition to $10 million of expected annual savings in fiscal 2010 from ongoing efficiency initiatives. As a result, the Company experienced only a modest decline in operating margin, to 11.0%. In light of the continued weak business climate, the Company has identified an additional $12 million of annual expense reductions that will be fully implemented by the end of the second quarter.
Business Segments
The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role to support the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, the air separation production facilities and national specialty gas labs are now reflected in the Distribution business segment. Also as a result of an organizational realignment, Airgas National Welders is now part of the Distribution business segment.
Looking Forward
Current challenging economic conditions provide limited visibility into future sales and earnings, which should be taken into consideration when evaluating the Company’s guidance. Looking forward, the Company expects net earnings for the second quarter ending September 30, 2009 to range from $0.64 to $0.69 per diluted share. For the full year 2010, the Company expects earnings per diluted share of $2.65 to $2.85. The guidance incorporates the benefit of the $45 million of annual expense reductions already implemented, as well as the incremental $12 million of annual expense reductions that will be implemented by the end of the second quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales decreased 12% to $979 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, driven by a same-store sales decline of 17% partially offset by incremental sales of 5% contributed by acquisitions. Gas and rent same-store sales declined 10% and hardgoods declined 27%. Same-store sales were driven by volume declines of 19% and a price gain of 2%. Strategic products account for about 40% of revenues and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, environmental regulatory acceleration, strong cross-selling opportunities or a combination thereof. In the aggregate, these products declined 9% on a same-store sales basis in the current quarter compared to the prior year quarter with growth in medical offset by declines in bulk and specialty gas and by more significant slowing in carbon dioxide, dry ice and safety products.
The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales	June 30,		Increase/
(In thousands)	2009	2008	(Decrease)
Distribution	$871,857	$1,020,297	$(148,440)	-15%
All Other Operations	113,024	102,236	10,788	11%
Intercompany eliminations	(5,624)	(5,819)	195

	$979,257	$1,116,714	$(137,457)	-12%

The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers, and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating (“MRO”) supplies.
Distribution business segment sales declined 15% compared to the prior year quarter with a decline in same-store sales of 17%, partially offset by incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment gas and rent same-store sales declined 9% with volumes down 12%, slightly offset by a positive 3% pricing impact. Hardgoods same-store sales declined 27% with volumes down 28% and pricing up 1%. Both gas and rent and hardgoods volumes were negatively impacted by the general slowdown in economic activity and customers’ delaying or deferring capital projects.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales of strategic gas products sold through the Distribution business segment in the current quarter declined 3%. Among strategic products, bulk gas sales were down 5% due to the impact of production slowdowns in the metal fabrication and steel segments, and reduced activity by oil field supply customers. Medical gases were up 4% from expanding business with existing customers and utilizing the Company’s broad product offering to obtain new business. Specialty gases were down 10% resulting from a general softening in demand in the chemicals processing industry and electronics manufacturing.
Sales of core industrial gases, which experienced the sharpest volume declines, were down 16% for the quarter. In addition, revenues from the Company’s rental welder business experienced a 20% decline in same-store sales.
Distribution hardgoods same-store sales declined 27% with volumes down 28%, slightly offset by 1% in pricing gains. The most significant volume declines were in equipment and welding consumables. Safety product sales declined 18% in the quarter attributed to plant shutdowns, shift reductions, and rising unemployment. Our Radnor® private label line was down 22% for the quarter, driven by the overall drop in hardgoods volumes.
The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 11% compared to the prior year quarter with a 17% decline in same-store sales more than offset by increases from acquisitions. The decline in same-store sales reflects lower pricing for ammonia products, a decline in carbon dioxide and dry ice volume, as well as reduced refrigerants volume. Lower ammonia pricing reflects lower product costs. Reduced carbon dioxide volume reflects weakness in the beverage carbonation segment. Dry ice volumes were impacted by a decline in the airline services segment. Refrigerants volume declined primarily due to mild weather during the current quarter in the Eastern half of the U.S. along with customers deferring HVAC maintenance and conversion projects as a result of the economic downturn.
Gross Profits (Excluding Depreciation)
Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of selling, distribution and administrative expenses and recognizes depreciation on all its property, plant and equipment in the Consolidated Statement of Earnings line item, “Depreciation.” Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other businesses.
Consolidated gross profits (excluding depreciation) decreased 7% principally due to same-store sales decline offset somewhat by an expansion of gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current quarter increased 330 basis points to 55.1% compared to 51.8% in the prior year quarter primarily driven by margin expansion in the Distribution business segment resulting from a favorable product mix shift toward gas and rent, which carry a higher gross margin than hardgoods.

	Three Months Ended
Gross Profits (ex. Depr.)	June 30,		Increase/
(In thousands)	2009	2008	(Decrease)
Distribution	$486,670	$532,704	$(46,034)	-9%
All Other Operations	52,751	45,545	7,206	16%

	$539,421	$578,249	$(38,828)	-7%

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Distribution business segment’s gross profits (excluding depreciation) decreased 9% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.8% versus 52.2% in the prior year quarter, an increase of 360 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 60.9% in the current quarter as compared to 55.0% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 16% driven primarily by acquisition growth and by margin expansion in the ammonia business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 220 basis points to 46.7% in the current quarter from 44.5% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business, reflecting lower product costs, and production process efficiencies for dry ice, partially offset by a shift in sales mix towards lower-margin refrigerants.
Operating Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
SD&A expenses declined $15 million, or 4%, in the current quarter as compared to the prior year quarter resulting from a $29 million decline in operating costs offset by approximately $14 million of incremental operating costs associated with acquired businesses. The $29 million decrease in SD&A expense attributable to factors other than acquisitions reflects lower variable costs due to the decline in sales and the benefit of savings from operating efficiencies, the impact of expense reduction initiatives, and lower diesel fuel costs. As a percentage of net sales, SD&A expense increased 340 basis points to 38.3% compared to 34.9% in the prior year quarter driven by the overall decline in sales and by the shift in sales mix to gas, which carries higher operating expenses and higher gross margins.
Depreciation expense of $52 million increased $3 million, or 7%, in the current quarter as compared to the prior year quarter. Acquired businesses contributed approximately $1 million of the increase. The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, the New Carlisle, Indiana and Carrollton, Kentucky air separation units, and branch stores. Amortization expense of $5 million in the current quarter was even with the prior year quarter.
Operating Income
Consolidated operating income of $108 million decreased 20% in the current quarter on significant slowing in sales partially offset by gross profit margin (excluding depreciation) expansion, operating efficiencies and the impact of cost-reduction efforts. The operating income margin decreased 110 basis points to 11.0% compared to 12.1% in the prior year quarter.

	Three Months Ended
Operating Income	June 30,		Increase/
(In thousands)	2009	2008	(Decrease)
Distribution	$89,748	$121,799	$(32,051)	-26%
All Other Operations	18,161	13,053	5,108	39%

	$107,909	$134,852	$(26,943)	-20%

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating income in the Distribution business segment decreased 26% in the current quarter. The Distribution business segment’s operating income margin decreased 160 basis points to 10.3% compared to 11.9% in the prior year quarter. Operating margin decline was driven by the significant decline in sales partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion, a continued focus on operating efficiency programs, and the impact of cost reduction efforts that were implemented in response to slowing sales.
Operating income in the All Other Operations business segment increased 39% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 16.1% was 330 basis points higher than the operating income margin of 12.8% in the prior year quarter. The increase in operating margin resulted principally from margin expansion in the ammonia business generated by declining product costs, and to a lesser extent production process efficiencies in dry ice.
Interest Expense and Discount on Securitization of Trade Receivables
Interest expense, net, and the discount on securitization of trade receivables totaled $20 million representing a decrease of 9% compared to the prior year quarter. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions and the Company’s common stock repurchases in the prior year.
The Company participates in a securitization agreement with three commercial banks to sell up to $345 million of qualifying trade receivables ($360 million at June 30, 2008). The amount of outstanding receivables under the agreement was $295 million at June 30, 2009 versus $360 million at June 30, 2008. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
The Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at June 30, 2009 was 57% fixed to 43% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”).
Income Tax Expense
The effective income tax rate was 38.5% of pre-tax earnings in the current quarter compared to 39.1% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2010 to be between 39.0% and 39.5% of pre-tax earnings. The lower tax rate for the current year quarter resulted from the state tax benefit from the current quarter’s expiration of the statute of limitations related to various issues.
Net Earnings
Net earnings were $54.8 million, or $0.66 per diluted share, compared to $68.9 million, or $0.81 per diluted share, in the prior year quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $162 million for the three months ended June 30, 2009 compared to $129 million in the comparable prior year period. The increase in cash provided by operating activities was primarily driven by lower working capital requirements. Exclusive of the cash used by the trade receivables securitization agreement, working capital provided $43 million of cash in the current period versus the use of $25 million of cash during the prior year period. Lower trade receivables and inventory levels in response to declining sales were the primary drivers of the improvement. The trade receivables securitization used cash of $16 million during the current quarter, reflecting the lower level of trade receivables. Net earnings adjusted for non-cash and non-operating items provided cash of $137 million versus $154 million in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in investing activities totaled $69 million and primarily consisted of cash used for capital expenditures. The decrease in capital expenditures from $86 million to $67 million, year over year, primarily reflects the completion of the New Carlisle, Indiana and Carrollton, Kentucky air separation units and reduced expenditures in response to the decline in sales. The Company made acquisition-related cash payments of $3 million in the three months ended June 30, 2009 primarily to settle holdback liabilities associated with prior year acquisitions. During the prior year quarter, the Company acquired three businesses for $22 million, including the settlement of holdback liabilities.
Net cash used by financing activities totaled $81 million, principally reflecting the net repayment of $75 million of debt. During the prior year quarter, the Company issued $400 million in fixed rate senior subordinated notes and used the net proceeds to pay down approximately $400 million of its floating rate revolving credit line. Lower proceeds from stock options also contributed to the increase in cash used in financing activities. The Company also paid dividends of $15 million, or $0.18 per share, in the current quarter, as compared to $10 million, or $0.12 per share, in the prior year quarter.
Financial Instruments
Senior Credit Facility
The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At June 30, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $34.4 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
As of June 30, 2009, the Company had approximately $1.1 billion of borrowings under the Credit Facility: $696 million under the U.S. dollar revolver, $375 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$15 million (U.S. $13 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings and the term loans bear interest at LIBOR plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of June 30, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 1.04%, 1.22%, 1.41% and 1.12%, respectively. In July, the Company’s credit ratings were upgraded resulting in a lowering of the interest rate spreads on the borrowings above to 50 basis points effective July 31, 2009.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The debt covenants under the Company’s revolving credit facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At June 30, 2009, the Company’s leverage ratio was 2.7 times and its interest coverage ratio was 7.8 times. Based on the leverage ratio at June 30, 2009, the Company could incur an additional $974 million of debt. However, the Company’s borrowing capacity under the Credit Facility is limited to the size of the facility. As of June 30, 2009, approximately $319 million remained unused under the Credit Facility. Therefore, the financial covenants do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contain cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below.
The Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, term loans, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2009, there were no advances outstanding under the agreement.
Senior Subordinated Notes
At June 30, 2009, the Company had $150 million of registered, senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The 2004 Notes are callable at 103.125% of the principal amount between July 15, 2009 and July 14, 2010.
At June 30, 2009, the Company had $400 million of senior subordinated notes (the “2008 Notes”) outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

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
Acquisition and Other Notes
The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2009, acquisition and other notes totaled $22 million with an average interest rate of approximately 6% and an average maturity of approximately two years.
Trade Receivables Securitization
The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million. The size of the facility was reduced from $360 million to $345 million in March 2009, due to the elimination of a $15 million subordinated funding tranche, which was previously part of the facility. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the three months ended June 30, 2009, the Company sold approximately $875 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $891 million in collections on those receivables. The amount of receivables sold under the Agreement was $295 million at June 30, 2009 and $311 million at March 31, 2009. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.
The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $145 million at June 30, 2009, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. As disclosed in Note 10 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Swap Agreements
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest swap agreements used to manage well-defined interest risk exposures. During the three months ended June 30, 2009, three fixed interest rate swap agreements with a notional amount of $77 million matured. At June 30, 2009, the Company had 15 fixed interest rate swap agreements outstanding with a notional amount of $550 million. These swaps effectively convert $550 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.16% and receive variable interest payments from the counterparties based on a weighted average variable rate of 2.02%. The remaining terms of these swap agreements range from 1 to 18 months, with $300 million of fixed rate swap agreements maturing in July and August 2009. For the three months ended June 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $4.5 million, or $2.9 million after tax. In the prior year quarter, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $11.8 million, or $7.7 million after tax.
The Company measures the fair value of its interest rate swaps using observable market rates to calculate the forward yield curves used to determine expected cash flows for each interest rate swap agreement. The discounted present values of the expected cash flows are calculated using the same forward yield curve. The discount rate assumed in the fair value calculations is adjusted for non-performance risk, dependent on the classification of the interest rate swap as an asset or liability. If an interest rate swap is a liability, the Company assesses the credit and non-performance risk of Airgas by determining an appropriate credit spread for entities with similar credit characteristics as the Company. If, however, an interest rate swap is in an asset position, a credit analysis of counterparties is performed assessing the credit and non-performance risk based upon the pricing history of counterparty specific credit default swaps or credit spreads for entities with similar credit ratings to the counterparties. The Company does not believe it is at risk for non-performance by its counterparties. However, if an interest rate swap is in an asset position, the failure of one or more of its counterparties would result in an increase in interest expense and a reduction of earnings. The Company compares its fair value calculations to the fair values calculated by the counterparties for each swap agreement for reasonableness.
As disclosed in Note 10 to the Consolidated Financial Statements, the fair value of the Company’s interest rate swaps is classified as a Level 2 input on the fair value hierarchy because it is calculated using observable interest rates and yield curves adjusted for non-performance risk. The Company’s interest rate swaps are highly effective at offsetting changes in cash flows on its Credit Facility. Accordingly, additional cash payments or cash receipts under an interest rate swaps offset lower or higher interest rate payments under the Company’s Credit Facility. Changes in the fair value of an interest rate swap agreement are reported on the Consolidated Balance Sheet in “Accumulated other comprehensive income (loss).”
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at June 30, 2009, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.
Contractual Obligations
The Company’s contractual obligations consist primarily of long-term debt, interest rate swap agreements, non-compete agreements, outstanding letters of credit, operating leases, and purchase obligations under product supply agreements that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. As of June 30, 2009, there were no material changes in the Company’s contractual obligations as disclosed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year-ended March 31, 2009.
Off-Balance Sheet Arrangement
The Company’s off-balance sheet arrangement consists of its trade receivable securitization agreement with three commercial banks to sell, on a revolving basis, up to $345 million of qualified trade receivables. The agreement is a form of off-balance sheet financing and expires in March 2010, but may be renewed subject to provisions contained in the agreement. As of June 30, 2009, there were no material changes in the Company’s off-balance sheet arrangement as disclosed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended March 31, 2009.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that fiscal 2010 second quarter net earnings will range from $0.64 to $0.69 per diluted share; the Company’s expectation that fiscal 2010 earnings will range from $2.65 to $2.85 per diluted share and that its overall effective tax rate for fiscal 2010 will range from 39.0% to 39.5% of pre-tax earnings; the continued weak business climate; our identification of an additional $12 million of annual expense reductions to be fully implemented by the end of the second quarter; our realization of $45 million in annual expense reductions and $10 million of additional expected annual savings in fiscal 2010 from ongoing efficiency initiatives; the Company’s ability and intention to refinance principal payments on its outstanding term loans with borrowings under its long-term revolving credit facilities; the Company’s evaluation of its trade receivable securitization agreement and bank arrangements; the Company’s expectation that its accounts receivable securitization will be available as a source of funds through its expiration date in March 2010; the Company’s belief that if the accounts receivable securitization was not available as a source of funds that it could secure an alternate source of funds; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the estimate of future payments or receipts under interest rate swap agreements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, higher product costs and/or higher operating expenses than that forecasted by the Company; continued weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2010 than that estimated by the Company resulting from changes in tax laws, reserves and other estimates; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; the Company’s inability to continue sales of strategic products in markets growing faster than GDP; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance payments on the term loans due to a lack of availability under the revolving credit facilities; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; our continued ability to access credit markets on satisfactory terms; the impact of tightened credit markets on our customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current recessionary trends in the U.S. economy; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in implementing and continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; potential liabilities arising from withdrawals from the Company’s assumed multi-employer pension plans; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; the potential reduction in the availability of the Company’s securitization agreement; higher or lower interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The counterparties to the interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at June 30, 2009. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2010 (a)	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$8.2	$8.0	$1.5	$2.5	$0.5	$0.8	$22	$21
Interest expense	0.8	0.6	0.3	0.1	0.1	0.1	2.0
Average interest rate	6.14%	6.18%	6.22%	6.26%	6.18%	5.68%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$141
Interest expense	7.0	9.4	9.4	9.4	9.4	2.7	47.3
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior subordinated notes due 2018	$—	$—	$—	$—	$—	$400	$400	$381
Interest expense	21.4	28.5	28.5	28.5	28.5	128.2	263.6
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

Variable Rate Debt:
Revolving credit borrowings — U.S.	$—	$—	$696	$—	$—	$—	$696	$668
Interest expense	5.5	7.2	2.3	—	—	—	15.0
Interest rate (b)	1.04%	1.04%	1.04%

Revolving credit borrowings — Canadian	$—	$—	$13	$—	$—	$—	$13	$12
Interest expense	0.1	0.1	0.1	—	—	—	0.3
Interest rate (b)	1.12%	1.12%	1.12%

Revolving credit borrowings — Multi-currency	$—	$—	$31	$—	$—	$—	$31	$30
Interest expense	0.3	0.4	0.2	—	—	—	0.9
Interest rate (b)	1.41%	1.41%	1.41%

(In millions)	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Variable Rate Debt (cont):
Term loans (d)	$—	$214	$161	$—	$—	$—	$375	$360
Interest expense	3.4	3.9	0.5	—	—	—	7.8
Interest rate (d)	1.22%	1.22%	1.22%

Interest Rate Swaps:
15 swaps (receive variable) pay fixed Notional amounts	$300	$250	$—	$—	$—	$—	$550	$8
Swap payments (receipts)	6.6	1.4	—	—	—	—	8.0
$550 million notional amount
Variable forward receive rate = 2.02%
Weighted average pay rate = 4.16%

Other Off-Balance Sheet
LIBOR-based Agreement (c):
Trade receivables securitization	$295	$—	$—	$—	$—	$—	$295	$295
Discount on securitization	1.4	—	—	—	—	—	1.4
Variable discount rate at 6/30/2009 of 0.67%

(a)	March 31, 2010 financial instrument maturities and interest expense relate to the period of July 1, 2009 through March 31, 2010.

(b)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on each of the U.S. dollar revolving credit line, the multi-currency revolving credit line and the Canadian dollar credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portion of the Credit Facilities is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

(c)	The trade receivables securitization agreement expires in March 2010.

(d)	The consolidated financial statements reflect the term loan principal payments due through June 30, 2010 as long-term based on the Company’s ability and intention to refinance those principal payments with its U.S. dollar revolving credit line.
Limitations of the tabular presentation
As the table incorporates only those interest rate risk exposures that exist as of June 30, 2009, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

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

AIRGAS, INC.		AIRGAS EAST, INC.

(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth	AIRGAS SOUTH, INC.

	Thomas M. Smyth	AIRGAS MID SOUTH, INC.
	Vice President & Controller	AIRGAS INTERMOUNTAIN, INC.
	(Principal Accounting Officer)	AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Thomas M. Smyth

Thomas M. Smyth
Vice President
(Principal Accounting Officer)
DATED: August 7, 2009

Exhibit Index

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