Form 10-Q
period 2009-09-30
AIRGAS INC
filed 2009-11-09
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Shares of common stock outstanding at November 4, 2009: 82,107,484 shares

AIRGAS, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$962,266	$1,161,908	$1,941,523	$2,278,622

Costs and Expenses:
Cost of products sold (excluding depreciation)	426,433	558,020	866,269	1,096,485
Selling, distribution and administrative expenses	367,892	403,890	743,005	793,783
Depreciation	52,647	48,930	104,230	97,028
Amortization	5,477	6,080	10,293	11,486

Total costs and expenses	852,449	1,016,920	1,723,797	1,998,782

Operating Income	109,817	144,988	217,726	279,840
Interest expense, net	(16,343)	(22,047)	(34,710)	(41,127)
Discount on securitization of trade receivables	(1,485)	(2,866)	(3,100)	(5,850)
Loss on debt extinguishment	(2,011)	—	(2,011)	—
Other income (expense), net	(257)	(185)	948	135

Earnings before income taxes	89,721	119,890	178,853	232,998
Income taxes	(35,181)	(47,069)	(69,497)	(91,294)

Net Earnings	$54,540	$72,821	$109,356	$141,704

Net Earnings Per Common Share:
Basic earnings per share	$0.67	$0.88	$1.34	$1.72

Diluted earnings per share	$0.65	$0.86	$1.31	$1.67

Weighted Average Shares Outstanding:
Basic	81,764	82,471	81,646	82,581

Diluted	83,476	84,706	83,258	84,848

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$41,523	$47,188
Trade receivables, less allowances for doubtful accounts of $29,331 and $27,572 at September 30, 2009 and March 31, 2009, respectively	195,643	184,739
Inventories, net	347,703	390,445
Deferred income tax asset, net	37,126	34,760
Prepaid expenses and other current assets	59,168	60,838

Total current assets	681,163	717,970

Plant and equipment at cost	3,670,451	3,558,730
Less accumulated depreciation	(1,276,750)	(1,192,204)

Plant and equipment, net	2,393,701	2,366,526

Goodwill	1,072,999	1,063,370
Other intangible assets, net	201,647	216,070
Other non-current assets	36,734	35,601

Total assets	$4,386,244	$4,399,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$138,236	$156,838
Accrued expenses and other current liabilities	266,577	264,564
Current portion of long-term debt	10,821	11,058

Total current liabilities	415,634	432,460

Long-term debt, excluding current portion	1,598,217	1,750,308
Deferred income tax liability, net	603,602	565,783
Other non-current liabilities	75,279	79,231
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2009 and March 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 85,994 and 85,542 shares issued at September 30, 2009 and March 31, 2009, respectively	860	856
Capital in excess of par value	559,618	533,030
Retained earnings	1,278,901	1,198,985
Accumulated other comprehensive income (loss)	1,160	(10,753)
Treasury stock, 4,048 and 4,139 common shares at cost at September 30, 2009 and March 31, 2009, respectively	(147,027)	(150,363)

Total stockholders’ equity	1,693,512	1,571,755

Total liabilities and stockholders’ equity	$4,386,244	$4,399,537

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$109,356	$141,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	104,230	97,028
Amortization	10,293	11,486
Deferred income taxes	30,641	45,304
(Gain) loss on sales of plant and equipment	1,890	(86)
Stock-based compensation expense	14,819	12,751
Loss on debt extinguishment	2,011	—
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	(38,700)	—
Trade receivables, net	27,618	(24,625)
Inventories, net	42,830	(17,677)
Prepaid expenses and other current assets	1,767	(4,286)
Accounts payable, trade	(16,120)	7,924
Accrued expenses and other current liabilities	9,753	(1,618)
Other non-current assets	1,536	639
Other non-current liabilities	(2,154)	1,698

Net cash provided by operating activities	299,770	270,242

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(131,365)	(185,199)
Proceeds from sales of plant and equipment	5,695	4,812
Business acquisitions and holdback settlements	(3,993)	(194,704)
Other, net	(2,307)	(1,212)

Net cash used in investing activities	(131,970)	(376,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	613,003	1,010,741
Repayment of debt	(765,688)	(800,830)
Financing costs	(2,588)	(5,746)
Premium paid on call of senior subordinate notes	(1,284)	—
Purchase of treasury stock	—	(95,549)
Proceeds from the exercise of stock options	4,698	11,619
Stock issued for the employee stock purchase plan	7,759	8,102
Tax benefit realized from the exercise of stock options	2,721	8,454
Dividends paid to stockholders	(29,440)	(19,766)
Change in cash overdraft and other	(2,646)	(2,688)

Net cash (used in) provided by financing activities	(173,465)	114,337

Change in cash	$(5,665)	$8,276
Cash – Beginning of period	47,188	43,048

Cash – End of period	$41,523	$51,324

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

Prior Period Adjustments

Certain reclassifications were made to the prior period statements of earnings and related notes to conform to the current period presentation. These reclassifications principally resulted in increasing cost of products sold (excluding depreciation) and reducing selling, distribution and administrative expenses. Additionally, some revenue was reclassified between Gas and Rent and Hardgoods. These reclassifications were the result of conforming the accounting policies of National Welders (a former joint venture that is now a 100% owned subsidiary) to the Company’s accounting policies and were not material. Net earnings for the prior period were not impacted by the reclassifications.

During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role in supporting the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, the air separation production facilities and national specialty gas labs are now reflected in the Distribution business segment. Also as a result of an organizational realignment, National Welders is now part of the Distribution business segment. Segment information from fiscal 2009 as disclosed in Note 15 has been recast to reflect these changes. The change in business segments had no effect on the Company’s financial position, results of operation or liquidity.

(2) NEW ACCOUNTING PRONOUNCEMENTS

(a) Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) designated the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Concurrent with this designation, the FASB also issued guidance on the framework for selecting the accounting principles used in the preparation of financial statements. The Codification is a structure which takes accounting pronouncements and organizes them into approximately 90 accounting topics. In addition to the Codification, the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are considered sources of authoritative GAAP for SEC registrants, as the Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. Upon the adoption of the Codification, all previously existing non-SEC accounting and reporting standards are superseded, with the exception of certain pronouncements grandfathered by the FASB. Going forward, the FASB will issue Accounting Standards Updates (“ASUs”) in order to update the Codification, provide background information about new guidance and describe the bases for conclusions on changes to the Codification. The Codification and the guidance surrounding

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the framework for selecting accounting principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and associated guidance for the interim period ended September 30, 2009. As a result, previous references to former GAAP in the consolidated financial statements have been eliminated (with the exception of certain grandfathered pronouncements), and the financial statement disclosures starting with the interim period ended September 30, 2009 explain the accounting concepts utilized rather than specific GAAP references from the Codification. The adoption of the Codification and associated guidance did not change the application of GAAP to the Company’s consolidated financial statements.

In September 2006, FASB issued accounting guidance on fair value measurements and disclosures, effective for financial statements issued for fiscal years beginning after November 15, 2007. The guidance did not require any new fair value measurements; rather it replaced multiple existing definitions of fair value with a single definition, established a consistent framework for measuring fair value and expanded financial statement disclosures regarding fair value measurements. In February 2008, the FASB delayed the effective date of the new fair value measurement and disclosure guidance until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In April 2009, the FASB also issued clarifying guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the fair value measurement and disclosure guidance to its non-financial assets and liabilities as of April 1, 2009, as required. Additionally, the Company adopted the guidance regarding the (1) determination of fair value when the level of activity and/or volume has declined, and (2) identification of transactions that are not orderly, for the interim reporting period ended June 30, 2009, as required. The adoption of the new guidance over fair value measurements and disclosures did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued revised guidance on accounting for business combinations, which replaces FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and prohibits early adoption. The revised guidance will significantly change the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the revised guidance on accounting for business combinations to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values of the individual assets and liabilities acquired are determined. The principles contained in the revised guidance are, in a number of ways, very different from those previously applied to business combinations under SFAS 141. The impact of the revised guidance on the consolidated financial statements for future acquisitions may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company adopted the revised guidance on April 1, 2009. The impact of the revised guidance on the consolidated financial statements for the three- and six-month periods ended September 30, 2009 was not material, as the Company only completed one immaterial acquisition (see Note 3). However, should the Company enter into a material business combination, or a series of individually immaterial business combinations that are material collectively, the provisions of the new guidance may have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued amended guidance on accounting for noncontrolling interests (formerly minority interests). The amended guidance establishes accounting and reporting standards that require (1) noncontrolling interests held by non-parent parties be clearly identified and presented in the consolidated balance sheet within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly presented on the face of the consolidated statement of earnings. The amended guidance also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the amended guidance for noncontrolling interests on April 1, 2009 with no impact on the consolidated financial statements, as all of the Company’s subsidiaries are currently 100% owned subsidiaries. Additionally, the retrospective application of this guidance was not material. Therefore, the Company did not amend its fiscal 2008 and prior disclosures regarding the former minority interest in its National Welders joint venture.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In April 2008, the FASB issued amended guidance on the determination of the useful life of intangible assets, which modifies the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The amended guidance shall be applied prospectively to intangible assets acquired after the effective date; however, the disclosure requirements of the amended guidance shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the amended guidance on April 1, 2009. The adoption of the amended guidance did not have an impact on the Company’s financial position, results of operations or liquidity, as the useful lives of the Company’s intangible assets were not impacted by renewal or extension provisions.

In April 2009, the FASB issued amended guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The amended guidance carries forward the general requirements of SFAS 141 for acquired contingencies in a business combination, yet encourages greater use of fair value when determinable. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The Company adopted the amended guidance on April 1, 2009. The adoption of the amended guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB issued new guidance for interim disclosures about the fair value of financial instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Previously, these disclosures were only required in the Company’s annual consolidated financial statements. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company adopted the new guidance beginning with the interim reporting period ended June 30, 2009 — see Note 10 for the required disclosures. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance clarifies how to account for acquired defensive intangible assets subsequent to initial measurement in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance on April 1, 2009, with no impact on the Company’s financial position, results of operations or liquidity.

In May 2009, the FASB issued new guidance on subsequent events. The new guidance defines subsequent events as events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. The new guidance also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. The new guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the new guidance beginning with the interim period ended June 30, 2009. The Company evaluated subsequent events through November 9, 2009, which is the date the Company’s consolidated financial statements for the interim period ended September 30, 2009 were issued (see Note 17 for required disclosures). The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

(b) Accounting pronouncements not yet adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), which amends existing GAAP to establish new standards that will change how companies account for transfers of financial assets. Significant changes include (1) elimination of the qualifying special purpose entity (“QSPE”) concept, (2) new requirements for determining whether transfers of portions of financial assets are eligible for sale accounting, (3) clarification of the derecognition criteria for a transfer to qualify as a sale, (4) changes in recognition of gains or losses on transfers accounted for as sales, and (5) extensive new disclosures. SFAS 166 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

in interim periods within those fiscal years, with early adoption prohibited. The disclosure provisions of SFAS 166 shall be applied to transfers that occur both before and after the effective date of SFAS 166. The Company is currently evaluating the effects that SFAS 166 may have on its consolidated financial statements. The Company currently participates in a securitization agreement (the “Agreement”), which expires in March 2010, with three commercial banks to which it sells qualifying trade receivables on a revolving basis (see Note 4). The transaction has been accounted for as a sale under the existing GAAP. Should the Company renew the Agreement or enter into a similar trade receivables securitization upon the expiration of the Agreement, the transaction will be evaluated under the provisions of SFAS 166. If applicable, this change in accounting treatment could significantly impact the Company’s consolidated balance sheet, as the trade receivables sold under the securitization agreement and the related short-term borrowings may be recognized. However, the Company’s debt covenants would not be impacted by the potential balance sheet recognition of the short-term borrowings, as borrowings under the Agreement are already factored into the debt covenant calculations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 establishes new standards that will change the consolidation model for variable interest entities (“VIEs”). Significant changes as a result of SFAS 167 include (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the QSPE scope exception. SFAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009 with early adoption prohibited. Upon adoption, if a VIE is required to be consolidated, an election must be made as to whether to retrospectively apply the guidance of SFAS 167 or record a cumulative-effect adjustment to retained earnings on the date of adoption. Additionally, if a VIE is deconsolidated upon the adoption of SFAS 167, a separate cumulative-effect adjustment to retained earnings will be recognized. The Company is currently evaluating the effects, if any, that SFAS 167 may have on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides additional guidance on how companies should measure liabilities at fair value, including alternative valuation methods and a hierarchy for their use. Specifically, when valuing a liability, an entity must use a quoted price in an active market for an identical liability if available. Otherwise, an entity may use one or more prescribed techniques, which in all instances should maximize the use of observable inputs and minimize unobservable inputs. Additionally, ASU 2009-05 clarifies that an entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of a liability when measuring a liability at fair value. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company currently has liabilities measured at fair value related to its deferred compensation plan and its interest rate swap agreements (see Note 10). The measurement of these liabilities at fair value is not expected to change as a result of the adoption of ASU 2009-05.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) regarding the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if entity specific evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of account with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 may have on its consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(3) ACQUISITIONS

The acquisition occurring in fiscal 2010 was recorded using the acquisition method of accounting in accordance with the revised guidance on business combinations, which the Company adopted on April 1, 2009. The results of acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Purchase Price Allocation

During the six months ended September 30, 2009, acquisition-related cash payments were $4.0 million and primarily related to the settlement of holdback liabilities associated with certain prior year acquisitions. The Company completed one acquisition during the first quarter of fiscal 2010 with historical annual sales of approximately $500 thousand. The Company allocates the purchase prices of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain prior year purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.

The table below summarizes adjustments made during fiscal 2010 that primarily relate to prior year acquisitions. The decrease of $1.0 million in current assets and the $2.4 million reduction in current liabilities within the Distribution business segment are attributable to holdback payments and working capital adjustments from prior year acquisitions. The $5.2 million credit in other intangible assets relates to a reduction in the value assigned to customer relationships and non-compete valuations.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$(1,007)	$257	$(750)
Property and equipment	1,780	49	1,829
Goodwill	5,777	378	6,155
Other intangible assets	(5,174)	135	(5,039)
Current liabilities	2,441	(591)	1,850
Long-term liabilities	—	(52)	(52)

Total cash consideration	$3,817	$176	$3,993

Linde Purchase Accounting Integration Accruals

In connection with the June 2007 Linde Packaged Gas acquisition, the Company recorded accruals associated with one-time severance benefits to acquired employees who were involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlapped with the Company’s existing operations, and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. Of the $3.4 million remaining facility exit accrual, $3.0 million relates to a non-cancellable lease obligation through 2017 for the former Linde corporate headquarters. Other integration accruals of $4.2 million consist primarily of the multi-employer pension liability, which is expected to be paid during fiscal 2010 and 2011. The table below summarizes the liabilities established through purchase accounting and the related payments made from the acquisition date through March 31, 2009 and during the six months ended September 30, 2009:

(In thousands)	Severance Accruals	Facility Exit Accruals	Other Integration Accruals	Total Integration Accruals
Amounts originally included in purchase accounting, including adjustments	$5,517	$6,088	$6,434	$18,039
Payments	(5,358)	(2,510)	(1,801)	(9,669)

Balance at March 31, 2009	159	3,578	4,633	8,370
Payments	(159)	(149)	(464)	(772)

Balance at September 30, 2009	$—	$3,429	$4,169	$7,598

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Six Months Ended September 30,
(In thousands, except per share amounts)	2009	2008
Net sales	$1,941,569	$2,348,823
Net earnings	109,356	142,784
Diluted earnings per share	$1.31	$1.68

(4) TRADE RECEIVABLES SECURITIZATION

The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will continue to evaluate this and other financing alternatives. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the six months ended September 30, 2009, the Company sold approximately $1.7 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $1.8 billion in collections on those receivables. The amount of receivables sold under the Agreement was $273 million at September 30, 2009 and $311 million at March 31, 2009. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.

The transaction has been accounted for as a sale, as control of the receivables has been surrendered. Under the Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Accordingly, the Company is exposed to credit risk associated with its retained interest in the receivables. The Company is not exposed to interest rate risk due to the short-term nature of the receivables and their general collectability.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Subordinated retained interests of $160 million, net of an allowance for doubtful accounts of $28 million, and $148 million, net of an allowance for doubtful accounts of $26 million, are included in trade receivables in the accompanying Consolidated Balance Sheets at September 30, 2009 and March 31, 2009, respectively. At September 30, 2009 and March 31, 2009, approximately 6.3% and 6.4%, respectively, of the accounts included in the retained interest were delinquent, as defined under the Agreement. Credit losses for the six months ended September 30, 2009 and September 30, 2008 were $9.4 million and $9.3 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guarantees of the bank conduits’ obligations.

(5) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	September 30, 2009	March 31, 2009
Hardgoods	$228,647	$252,293
Gases	119,056	138,152

	$347,703	$390,445

Hardgoods inventories determined using the LIFO inventory method totaled $33 million at September 30, 2009 and $34 million at March 31, 2009. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $9.9 million higher at September 30, 2009 and $10.4 million higher at March 31, 2009. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of assets acquired and liabilities assumed from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the six months ended September 30, 2009 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2009	$879,082	$184,288	$1,063,370
Acquisitions (1)	5,777	378	6,155
Other adjustments, including foreign currency translation	2,326	1,148	3,474

Balance at September 30, 2009	$887,185	$185,814	$1,072,999

(1)	Includes current acquisitions and adjustments made to prior year acquisitions.

Test for Goodwill Impairment

The Company is required to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. At September 30, 2009, the Company had one reporting unit in the All Other Operations business segment which prepared a revised business plan in response to the adverse impact of current economic conditions on its original forecasts. When goodwill associated with this reporting unit was last assessed for impairment, the fair value of this reporting unit exceeded its carrying value by approximately 10%. The combination of a revision to its business plan and the relatively narrow margin by which its fair value exceeded its carrying value when last tested was considered a triggering event prompting the Company to perform an assessment of the carrying value of that reporting unit’s goodwill at September 30, 2009. The Company estimated the fair value of the reporting unit as of September 30, 2009 using a discounted cash flow model and compared that fair value to the reporting unit’s carrying value. Significant assumptions used in the cash flow model include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates. At September 30, 2009, the discount rate applied to the projected cash flows was 12%. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product. The assessment of the reporting unit’s carrying value of goodwill at September 30, 2009 indicated that its goodwill was not impaired. However, the amount by which the reporting unit’s fair value exceeded its carrying value decreased from 10% to 3.5%. A hypothetical 3.5% decrease in fair value would indicate that goodwill associated with the reporting unit may be impaired and trigger the need to perform an additional second step of impairment analysis. The amount of goodwill associated with this reporting unit was $88 million at September 30, 2009.

Other intangible assets that are not fully amortized and indefinite lived intangibles amounted to $202 million and $216 million, net of accumulated amortization of $46 million and $39 million at September 30, 2009 and March 31, 2009, respectively. These intangible assets primarily consist of acquired customer relationships, which are amortized over 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets that are subject to amortization when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2010 - $11.0 million; 2011 - $21.6 million; 2012 - $20.3 million; 2013 - $19.4 million; 2014 - $17.1 million and $110.9 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	September 30, 2009	March 31, 2009
Accrued payroll and employee benefits	$72,717	$80,630
Business insurance reserves	44,857	44,986
Taxes other than income taxes	22,494	17,098
Cash overdraft	40,338	42,933
Deferred rental revenue	24,637	25,611
Other accrued expenses and current liabilities	61,534	53,306

	$266,577	$264,564

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.0 million at September 30, 2009 and $9.7 million at March 31, 2009. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

(8) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	September 30, 2009	March 31, 2009
Revolving credit borrowings - U.S.	$300,500	$751,200
Revolving credit borrowings - Multi-currency	30,718	23,712
Revolving credit borrowings - Canadian	14,014	14,660
Term loans	352,500	397,500
Senior notes, net of discount	399,520	—
Senior subordinated notes	491,884	550,000
Acquisition and other notes	19,902	24,294

Total long-term debt	1,609,038	1,761,366
Less current portion of long-term debt	(10,821)	(11,058)

Long-term debt, excluding current portion	$1,598,217	$1,750,308

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At September 30, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $37.4 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of September 30, 2009, the Company had approximately $698 million of borrowings under the Credit Facility: $300 million under the U.S. dollar revolver, $353 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$15 million (U.S. $14 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. During the second fiscal quarter, the Company’s credit ratings were upgraded resulting in a

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

lowering of the interest rate spreads on the borrowings above. The U.S. dollar revolver borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of September 30, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.73%, 0.78%, 0.97% and 0.99%, respectively.

At September 30, 2009, the financial covenants of the Credit Facility do not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below. As of September 30, 2009, approximately $716 million remained unused under the Company’s Credit Facility. In October, the Company borrowed under the Credit Facility to redeem its $150 million 6.25% registered, senior subordinated notes (the “2004 Notes”).

Effective July 31, 2009, the Company was upgraded to an investment grade credit rating and with the October 13, 2009 redemption of the 2004 Notes, the guarantees and collateral under the Credit Facility and guarantees on the remaining senior subordinated notes were released. Prior to the redemption of the 2004 Notes, the Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guaranteed the U.S. dollar revolver, term loans, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver were also guaranteed by the Company’s foreign subsidiaries. The guarantees were full and unconditional and were made on a joint and several basis. The Company had pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provided for the release of the guarantees and collateral if the Company attained an investment grade credit rating and a similar release on its 2004 Notes.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2009, there were no advances outstanding under the agreement.

Senior Notes

On September 11, 2009, the Company issued $400 million of senior notes (the “2009 Notes”). The 2009 Notes were issued at a discount of $480 thousand and mature on September 15, 2014 with an effective yield of 4.527%. The net proceeds from the sale of the 2009 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2009 Notes bear interest at a fixed annual rate of 4.5%, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2010. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

Senior Subordinated Notes

At September 30, 2009, the Company had $150 million of the 2004 Notes outstanding with a maturity date of July 15, 2014. The 2004 Notes had interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes had an optional redemption provision, which permitted the Company, at its option, to call the 2004 Notes at scheduled dates and prices. On October 13, 2009, the Company redeemed all of its 2004 Notes at a price of 103.125% of the principal. A loss on the early extinguishment of debt of approximately $6 million ($4 million after tax) will be recognized related to the redemption premium and write-off of unamortized debt issuance costs and reflected in the third fiscal quarter ended December 31, 2009.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At September 30, 2009, the Company had $342 million of senior subordinated notes (the “2008 Notes”) outstanding with a maturity date of October 1, 2018. During the second quarter, the Company repurchased $58 million of the 2008 Notes at an average price of 102.2%. A loss on the early extinguishment of debt of $2 million ($1.3 million after tax) was recognized related to the redemption premium and the write-off of unamortized debt issuance costs. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2004, 2008 and 2009 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. With the July 31, 2009 credit rating upgrades and the October 13, 2009 redemption of the 2004 Notes, the subsidiary guarantees on the 2008 and 2009 Notes were released.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2009, acquisition and other notes totaled $20 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at September 30, 2009 are as follows:

(In thousands)	Debt Maturities
September 30, 2010 (1)	$10,821
March 31, 2011	147,585
March 31, 2012 (2)	706,420
March 31, 2013	1,575
March 31, 2014	511
Thereafter (1)	742,606

$1,609,518

(1)

The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending September 30, 2010 on the term loans have been reflected as long-term in the aggregate maturity schedule. Additionally, the 2009 Notes issued at a discount are reflected at their maturity value.

(2)

On October 13, 2009, the Company borrowed under the revolving credit facility and redeemed all of its 2004 Notes at a price of 103.125% of the principal. Therefore, $150 million associated with the 2004 Notes has been reflected as maturing in fiscal 2012 concurrent with the revolving credit facility.

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

The Company recognizes certain derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet. The Company designates fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Credit Facility. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the six months ended September 30, 2009, eight fixed interest rate swap agreements with an aggregate notional amount of $300 million matured. At September 30, 2009, the Company had seven fixed interest rate swap agreements outstanding with an aggregate notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed-rate debt. At September 30, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.82%. The remaining terms of these swap agreements range from 12 to 15 months. For the six months ended September 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $5.9 million, or $3.9 million after tax. For the six months ended September 30, 2008, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $12.5 million, or $8.1 million after tax.

As denoted in the tables below, the Company’s interest rate swap agreements were reflected in the Consolidated Balance Sheets at September 30, 2009 and March 31, 2009 as liabilities at their fair values of $6.6 million and $12.5 million, respectively, with corresponding deferred tax assets of $2.3 million and $4.4 million and accumulated other comprehensive losses after tax of $4.3 million and $8.1 million, respectively. The estimated net amount of existing losses recorded in “Accumulated other comprehensive income (loss)” at September 30, 2009 that is expected to be reclassified into earnings within the next twelve months is $4.1 million, net of estimated tax benefits of $2.2 million.

Fair Value of Derivatives Designated as Hedging Instruments

	September 30, 2009		March 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other non-current liabilities	$6,597	Other non-current liabilities	$12,525

Effect of Derivative Instruments on the Consolidated Statements of Earnings and Stockholders’ Equity

	Amount of Gain (Loss) Recognized in
(In thousands)	OCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Six Months Ended September 30,
	2009	2008
Interest rate swaps	$5,927	$12,510
Tax (expense) benefit	(2,074)	(4,379)

Net effect	$3,853	$8,131

Location of (Gain) Loss Reclassified from AOCI into Pre- tax Income for Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Reclassified from AOCI into Pre-tax Income
	Six Months Ended September 30,
	2009	2008
Interest expense, net	$7,892	$5,982

The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness is immaterial for the six months ended September 30, 2009 and 2008.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

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

The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value and such items have not been impacted by the standard.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and March 31, 2009 are categorized in the tables below based on the lowest level of significant input to the valuation.

(In thousands)	Balance at September 30, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$159,862	$—	$—	$159,862
Deferred compensation plan assets	6,837	6,837	—	—

Total assets measured at fair value on a recurring basis	$166,699	$6,837	$—	$159,862

Liabilities:
Deferred compensation plan liabilities	$6,837	$6,837	$—	$—
Derivative liabilities – interest rate swap agreements	6,597	—	6,597	—

Total liabilities measured at fair value on a recurring basis	$13,434	$6,837	$6,597	$—

(In thousands)	Balance at March 31, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$147,853	$—	$—	$147,853
Deferred compensation plan assets	4,598	4,598	—	—

Total assets measured at fair value on a recurring basis	$152,451	$4,598	$—	$147,853

Liabilities:
Deferred compensation plan liabilities	$4,598	$4,598	$—	$—
Derivative liabilities – interest rate swap agreements	12,525	—	12,525	—

Total liabilities measured at fair value on a recurring basis	$17,123	$4,598	$12,525	$—

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Subordinated retained interest — The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement is classified as “Trade receivables” on the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts that was $27.8 million and $26.4 million at September 30, 2009 and March 31, 2009, respectively, related to the subordinated retained interests to adjust the carrying value to fair value. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historical collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the Consolidated Statement of Earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amount expected to be realized when the receivables are ultimately settled.

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

Derivative liabilities — interest rate swap agreements — The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable-rate debt to fixed-rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Changes to the fair value measurement of the Company’s interest rate swap agreements are reported on the Consolidated Balance Sheet through “Accumulated other comprehensive income (loss).”

The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the six months ended September 30, 2009:

(In thousands)	Subordinated retained interest
Balance at April 1, 2009	$147,853
Net realized losses included in earnings (bad debt expense)	(9,420)
Additional retained interest, net	21,429

Balance at September 30, 2009	$159,862

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

(In thousands)	Carrying Value at September 30, 2009	Fair Value at September 30, 2009	Carrying Value at March 31, 2009	Fair Value at March 31, 2009
Revolving credit borrowings	$345,232	$338,327	$789,572	$757,989
Term loans	352,500	345,450	397,500	381,600
2004 Notes	150,000	154,688	150,000	139,500
2008 Notes	341,884	352,995	400,000	378,000
2009 Notes	399,520	404,884	—	—
Acquisition and other notes	19,902	20,212	24,294	24,928

Total debt	$1,609,038	$1,616,556	$1,761,366	$1,682,017

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(11) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2009	85,542	4,139
Common stock issuance (a)	452	—
Reissuance of treasury stock for stock option exercises (b)	—	(91)

Balance at September 30, 2009	85,994	4,048

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2009	$856	$533,030	$1,198,985	$(10,753)	$(150,363)	$1,571,755
Comprehensive income:
Net earnings			109,356			109,356
Foreign currency translation adjustment				8,060		8,060
Net change in fair value of interest rate swap agreements				5,927		5,927
Net tax expense of comprehensive income items				(2,074)		(2,074)

Total comprehensive income (e)						121,269
Common stock issuances and reissuances from treasury stock-employee benefit plans (c)	4	9,117			3,336	12,457
Tax benefit from stock option exercises		2,721				2,721
Dividends paid on common stock ($0.36 per share)			(29,440)			(29,440)
Stock-based compensation (d)		14,750				14,750

Balance at September 30, 2009	$860	$559,618	$1,278,901	$1,160	$(147,027)	$1,693,512

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.
(b)	Reissuance of treasury stock for stock option exercises.
(c)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the employee stock purchase plan.
(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(e)

The Company’s comprehensive income was $121 million and $148 million for the six months ended September 30, 2009 and September 30, 2008, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. The table below presents the gross and net changes in and the balances within each component of “Accumulated other comprehensive income (loss)” for the six months ended September 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)	Foreign Currency Translation Adjustment	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2009	$(2,530)	$(8,223)	$(10,753)
Foreign currency translation adjustments	8,060		8,060
Change in fair value of interest rate swap agreements		13,819	13,819
Reclassification adjustments to income		(7,892)	(7,892)

Net change in fair value of interest rate swap agreements		5,927	5,927
Net tax expense of comprehensive income items		(2,074)	(2,074)

Net change after tax of comprehensive income items	8,060	3,853	11,913

Balance September 30, 2009	$5,530	$(4,370)	$1,160

(12) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense related to:
Stock option plans	$3,333	$3,236	$11,665	$9,899
Employee stock purchase plan - options to purchase stock	1,573	1,542	3,154	2,852

	4,906	4,778	14,819	12,751
Tax benefit	(1,371)	(1,459)	(4,644)	(4,284)

Stock-based compensation expense, net of tax	$3,535	$3,319	$10,175	$8,467

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2009 and 2008 was $14.45 and $18.47, respectively.

Summary of Stock Option Activity

The following table summarizes the stock option activity during the six months ended September 30, 2009:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2009	6,640	$30.71
Granted	1,376	$43.09
Exercised	(278)	$16.87
Forfeited	(37)	$40.01

Outstanding at September 30, 2009	7,701	$33.57

Vested or expected to vest at September 30, 2009	7,085	$33.57

Exercisable at September 30, 2009	4,896	$25.64

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On August 18, 2009, the Company’s stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, an increase in the number of shares available for issuance under the plan from 3.2 million to 5.8 million. A total of 3.8 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at September 30, 2009.

As of September 30, 2009, $34.5 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 702 thousand shares were available for issuance at September 30, 2009.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.50 and $12.20 for the six months ended September 30, 2009 and 2008, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the six months ended September 30, 2009:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2009	133	$29.30
Granted	503	$29.29
Exercised	(265)	$29.31

Outstanding at September 30, 2009	371	$29.28

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 3.2 million and 1.6 million outstanding stock options that were anti-dilutive for the three months ended September 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, there were approximately 3.3 million and 1.3 million outstanding stock options that were not dilutive, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic	81,764	82,471	81,646	82,581
Incremental shares from assumed exercises of stock options and options under the employee stock purchase plan	1,712	2,235	1,612	2,267

Diluted	83,476	84,706	83,258	84,848

(14) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Litigation

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(15) SUMMARY BY BUSINESS SEGMENT

Information related to the Company’s business segments for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
(In thousands)	Distribution	All Other Ops.	Elim.	Total	Distribution	All Other Ops.	Elim.	Total
Gas and rent	$522,033	$110,134	$(6,771)	$625,396	$579,751	$132,765	$(8,164)	$704,352
Hardgoods	335,410	1,465	(5)	336,870	455,437	2,124	(5)	457,556

Total net sales	857,443	111,599	(6,776)	962,266	1,035,188	134,889	(8,169)	1,161,908
Cost of products sold (excluding depreciation)	376,551	56,658	(6,776)	426,433	488,361	77,828	(8,169)	558,020
Selling, distribution and administrative expenses	335,235	32,657	—	367,892	370,180	33,710	—	403,890
Depreciation	48,933	3,714	—	52,647	45,831	3,099	—	48,930
Amortization	4,336	1,141	—	5,477	5,017	1,063	—	6,080

Operating income	$92,388	$17,429	$—	$109,817	$125,799	$19,189	$—	$144,988

	Six Months Ended September 30, 2009				Six Months Ended September 30, 2008
(In thousands)	Distribution	All Other Ops.	Elim.	Total	Distribution	All Other Ops.	Elim.	Total
Gas and rent	$1,053,240	$221,462	$(12,391)	$1,262,311	$1,140,992	$234,215	$(13,981)	$1,361,226
Hardgoods	676,060	3,161	(9)	679,212	914,493	2,910	(7)	917,396

Total net sales	1,729,300	224,623	(12,400)	1,941,523	2,055,485	237,125	(13,988)	2,278,622
Cost of products sold (excluding depreciation)	761,738	116,931	(12,400)	866,269	975,954	134,519	(13,988)	1,096,485
Selling, distribution and administrative expenses	679,987	63,018	—	743,005	731,450	62,333	—	793,783
Depreciation	96,860	7,370	—	104,230	90,748	6,280	—	97,028
Amortization	8,579	1,714	—	10,293	9,735	1,751	—	11,486

Operating income	$182,136	$35,590	$—	$217,726	$247,598	$32,242	$—	$279,840

(16) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Six Months Ended September 30,
(In thousands)	2009	2008
Interest paid	$38,942	$34,770
Discount on securitization	3,100	5,850
Income taxes (net of refunds) (a)	23,083	34,542

(a)

During the six months ended September 30, 2009, the Company applied for and received a $10 million federal income tax refund. The refund related to an overpayment of fiscal 2009 estimated federal income taxes as a result of a difference between actual and forecasted profitability, primarily in the fourth quarter.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Significant Non-cash Investing and Financing Transactions

During the six months ended September 30, 2009 and 2008, the Company purchased $1.5 million and $4.6 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

During the six months ended September 30, 2009 and 2008, the Company recorded capitalized interest for construction in progress of $1.2 million and $1.3 million, respectively.

(17) SUBSEQUENT EVENTS

Redemption of Senior Subordinated Notes

On October 13, 2009, the Company redeemed all of its $150 million 2004 Notes in full at a premium of 103.125% of the principal amount with borrowings under its Credit Facility. In conjunction with the redemption of the 2004 Notes, the Company will recognize a charge on the early extinguishment of debt of approximately $6 million ($4 million after tax, or $0.05 per diluted share) in the third fiscal quarter ending December 31, 2009. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs. As a result of the redemption of the 2004 Notes and the Company’s credit rating upgrade, the guarantees and collateral under the Credit Facility and guarantees on the remaining senior and senior subordinated notes were released. As such the Company’s domestic subsidiaries no longer serve as guarantors on the Company’s outstanding debt issuances and the disclosure of the condensed consolidating financial information for the guarantors and non-guarantors is not required for the period ended September 30, 2009.

Dividend Declaration

On November 5, 2009, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.18 per share. The dividend is payable December 31, 2009 to stockholders of record as of December 15, 2009.

The Company completed a subsequent events review through November 9, 2009, which is the date the Company’s consolidated financial statements for the interim period ended September 30, 2009 were issued.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2009 (“current quarter”) of $962 million compared to $1.2 billion for the quarter ended September 30, 2008 (“prior year quarter”), a decline of 17%. Total same-store sales declined 19%, with hardgoods down 27% and gas and rent down 14%. Acquisitions contributed 2% sales growth in the quarter. The same-store sales decline was principally volume related with sales volumes down 18% and pricing down 1%. Lower sales volumes reflect broad-based weakness across most customer segments and geographies.

The Company’s operating margin declined 110 basis points to 11.4% in the current quarter compared to 12.5% in the prior year quarter, but improved 40 basis points from 11.0% in the quarter ended June 30, 2009. The current quarter’s operating margin reflects the effect of lower sales, partially offset by gross margin expansion of 370 basis points from the prior year quarter and the impact of expense reduction initiatives. The gross profit margin (excluding depreciation) expansion is primarily a result of the Company’s product mix shifting away from hardgoods towards gas and rent, which carry a higher gross margin than hardgoods. Selling, distribution and administrative (“SD&A”) expenses in the current quarter increased to 38.2% of sales, an increase of 340 basis points over the prior year quarter. The increase in SD&A expenses as a percent of sales was driven by the decline in sales and the mix shift to gas and rent, which carry higher operating expenses in relation to sales than hardgoods. The increase in operating expenses as a percentage of sales was mitigated by the Company’s expense reduction initiatives executed in both the current quarter and the fourth quarter of the prior year. The current quarter operating expenses also include a charge of $1.7 million ($1 million after tax) or $0.01 per diluted share related to partial withdrawal from a multi-employer pension plan. Additionally, the Company incurred a charge related to the early extinguishment of debt of $2 million ($1.3 million after tax) or $0.02 per diluted share during the current quarter. Net earnings per diluted share declined 24% in the current quarter to $0.65 compared to $0.86 in the prior year quarter.

Expense Reduction Initiatives

In response to the slowing economy, the Company reacted quickly and effectively to mitigate the impact of declining sales. Between December 2008 and March 2009, as previously announced, the Company fully implemented $45 million of annual expense reductions, which were in addition to $10 million of expected annual savings in fiscal 2010 from ongoing efficiency initiatives. As a result, the Company experienced only a modest decline in operating margin, to 11.4%. During the current quarter, the Company implemented an additional $12 million of annual expense reductions for which the full benefit will be realized in the fiscal third quarter.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in several multi-employer pension plans providing defined benefits to union employees under the provisions of collective bargaining agreements (“CBAs”). Of the Company’s approximately 14,000 employees, less than 5% are employed under CBAs, and fewer than 1.5% are employed under CBAs that include participation in multi-employer pension plans. Contributions are made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers. In connection with the renewal of certain labor contracts during the current quarter, the Company negotiated its partial withdrawal from participation in an underfunded multi-employer plan and will now contribute to a defined contribution plan for the affected union employees. In connection with the withdrawal from the multi-employer pension plan, the Company incurred a charge of $1.7 million ($1 million after tax).

The Company will continue its efforts to withdraw from such plans. Charges for withdrawal from plans under contracts that expire during the remainder of fiscal 2010 could be up to approximately $0.04 per diluted share. Though the latest information available to the Company from the plans was used in computing the current quarter charge and potential charges applicable to the remainder of fiscal 2010, the information, in some cases, does not reflect the market conditions that will impact the plans prior to any withdrawal. Multi-employer pension plan withdrawal liabilities are calculated with numerous assumptions, including, but not limited to, investment returns, assumed discount rates, benefit levels, the plan year in which a withdrawal is made and continued participation by other employers that are in the plans.

Financing

On September 11, 2009, the Company issued $400 million of 4.50% senior notes due September 15, 2014 (the “2009 Notes”). The net proceeds from the offering were used to repay debt under the Company’s revolving credit facility.

During the current quarter, the Company repurchased $58 million of its $400 million 7.125% senior subordinated notes that are due on October 1, 2018 (the “2008 Notes”) at an average price of 102.2%. In conjunction with the repurchase of the notes, the Company recognized a loss on the early extinguishment of debt of $2 million ($1.3 million after tax). The loss related to the redemption premium and the write-off of unamortized debt issuance costs.

Additionally, during the current quarter, the Company announced the redemption of its $150 million 6.25% senior subordinated notes due July 15, 2014 (the “2004 Notes”). On October 13, 2009, the Company redeemed the 2004 Notes in full at a premium of 103.125% of the principal amount with borrowings under the Company’s revolving credit facility. In conjunction with the redemption of the 2004 Notes, the Company will recognize a loss on the early extinguishment of debt of approximately $6 million ($4 million after tax) or $0.05 per diluted share that will be reflected in the Company’s fiscal third quarter ending December 31, 2009. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs.

Business Segments

The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role in supporting the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, the air separation production facilities and national specialty gas labs are now reflected in the Distribution business segment. Also as a result of an organizational realignment, Airgas National Welders is now part of the Distribution business segment. Comparisons to prior periods that follow reflect the business segment realignment.

Looking Forward

Current challenging economic conditions provide limited visibility into future sales and earnings, which should be taken into consideration when evaluating the Company’s guidance. Looking forward, the Company expects earnings per diluted share of $0.62 to $0.65 for the third quarter ending December 31, 2009, which includes the $0.05 per diluted share loss on the early extinguishment of debt, noted above. For fiscal 2010, the Company expects earnings of $2.62 to $2.72 per diluted share, which includes $0.03 per diluted share of charges in the second quarter related to the withdrawal from a multi-employer pension plan and the early debt extinguishment, and $0.05 per diluted share of charges in the third quarter related to the early debt extinguishment, noted above. Due to the uncertainties surrounding contract negotiations and the determination of multi-employer pension plan withdrawal liabilities, the third quarter and fiscal 2010 guidance above does not incorporate the potential impact of future multi-employer pension plan withdrawal charges.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales decreased 17% to $962 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, driven by a same-store sales decline of 19% partially offset by incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales declined 14% and hardgoods declined 27%. Same-store sales were driven by volume declines of 18% and a 1% price decline. Pricing for most products was stable and steep declines in costs and prices for ammonia, fuel gases and filler metals accounted for the overall pricing decline. Strategic products account for about 40% of revenues and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. In the aggregate, these products declined 9% on a same-store sales basis in the current quarter compared to the prior year quarter with growth in medical offset by declines in all other strategic product categories.

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

Net Sales (In thousands)	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$857,443	$1,035,188	$(177,745)	-17%
All Other Operations	111,599	134,889	(23,290)	-17%
Intercompany eliminations	(6,776)	(8,169)	1,393

	$962,266	$1,161,908	$(199,642)	-17%

The Distribution business segment’s principal products include industrial, medical, and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical, and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers, and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies.

Distribution business segment sales declined 17% compared to the prior year quarter with a decline in same-store sales of 19%, partially offset by incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment gas and rent same-store sales declined 12% with volumes down 11% and pricing down 1%. The decline in pricing was driven by steep declines in costs and pricing for fuel gases, as well as some pricing decline in welder rentals. Hardgoods same-store sales declined 27% with volumes down 26% and pricing down 1%. The decline in pricing reflects a decline in cost and pricing for filler metals. Both gas and rent and hardgoods volumes were negatively impacted by the general slowdown in economic activity and customers’ delaying or deferring capital projects.

Sales of strategic gas products sold through the Distribution business segment in the current quarter declined 7%. Among strategic gas products, bulk gas sales were down 9% due to the impact of production slowdowns in the metal fabrication and steel segments, as well as reduced activity from oil field service customers, partially offset by growth in the food-freezing segment. Medical gases were up 1% as a result of new business signings, partially offset by slowing in elective and non-critical medical procedures which reduced overall demand. Specialty gases were down 13% primarily from a general softening in demand in the chemicals processing industry.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 21% for the quarter, while the related rental revenues were down only 3%. In addition, revenues from the Company’s rental welder business experienced a 21% decline in same-store sales.

Contributing to the decline in Distribution hardgoods same-store sales were declines in both safety products and our Radnor® brand product offerings. Safety product sales declined 15% in the quarter attributed to low plant operating rates and rising unemployment. Our Radnor® private label line was down 23% for the quarter, driven by the overall drop in hardgoods volumes.

The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales decreased 17% compared to the prior year quarter, with a 24% decline in same-store sales offset modestly by a 7% contribution from acquisitions. The sales decline was driven largely by lower pricing in ammonia products related to a corresponding drop in raw materials, and lower refrigerant volumes, reflecting mild summer weather in the eastern U.S. and the deferral of maintenance and conversion projects in light of current economic conditions.

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

Consolidated gross profits (excluding depreciation) decreased 11% principally due to a same-store sales decline offset somewhat by an expansion of gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current quarter increased 370 basis points to 55.7% compared to 52.0% in the prior year quarter. The margin expansion was primarily driven by the Distribution business segment.

Gross Profits (ex. Depr.) (In thousands)	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$480,892	$546,827	$(65,935)	-12%
All Other Operations	54,941	57,061	(2,120)	-4%

	$535,833	$603,888	$(68,055)	-11%

The Distribution business segment’s gross profits (excluding depreciation) decreased 12% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.1% versus 52.8% in the prior year quarter, an increase of 330 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 60.9% in the current quarter as compared to 56.0% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) decreased 4%, primarily as a result of lower sales volumes for ammonia, refrigerants, and dry ice due to both slowing in the economy and strong prior year quarter results for dry ice in the wake of major hurricanes. The decline in gross profits as a result of these factors was partially offset by a prior year acquisition in the refrigerants business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 690 basis points to 49.2% in the current quarter from 42.3% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business reflecting lower product costs and a favorable shift in sales mix.

Operating Expenses

SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distributing the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.

SD&A expenses declined $36 million, or 9%, in the current quarter as compared to the prior year quarter resulting from a $43 million decline in operating costs offset by approximately $7 million of incremental operating costs associated with acquired businesses. The $43 million decrease in SD&A expense reflects lower variable costs due to the decline in sales, the benefits from the Company’s expense reduction initiatives and lower diesel fuel costs. As a percentage of net sales, SD&A expense increased 340 basis points to 38.2% compared to 34.8% in the prior year quarter driven by the overall decline in sales and by the shift in sales mix to gas, which carries higher operating expenses in relation to sales and corresponding higher gross margins. Additionally, current quarter SD&A expenses include a charge of $1.7 million related to partial withdrawal from a multi-employer pension plan.

Depreciation expense of $53 million increased $4 million, or 8%, in the current quarter as compared to the prior year quarter. The increase primarily reflects capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks, and rental welders, the two new air separation units in New Carlisle, Indiana, and Carrollton, Kentucky, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $5 million in the current quarter decreased slightly as compared to the prior year quarter’s amortization expense of $6 million.

Operating Income

Consolidated operating income of $110 million decreased 24% in the current quarter on significant slowing in sales partially offset by gross profit margin (excluding depreciation) expansion and the Company’s expense reduction initiatives. The operating income margin decreased 110 basis points to 11.4% compared to 12.5% in the prior year quarter, but improved 40 basis points from 11.0% in the quarter ended June 30, 2009.

Operating Income (In thousands)	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$92,388	$125,799	$(33,411)	-27%
All Other Operations	17,429	19,189	(1,760)	-9%

	$109,817	$144,988	$(35,171)	-24%

Operating income in the Distribution business segment decreased 27% in the current quarter. The Distribution business segment’s operating income margin decreased 140 basis points to 10.8% compared to 12.2% in the prior year quarter. The operating margin decline was driven by the significant decline in sales partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion, and the Company’s expense reduction initiatives.

Operating income in the All Other Operations business segment decreased 9% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 15.6% was 140 basis points higher than the operating income margin of 14.2% in the prior year quarter. The increase in operating margin resulted principally from margin expansion in the ammonia business generated by declining product costs.

Interest Expense and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $18 million, representing a decrease of $7 million, or 28%, compared to the prior year quarter. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments and lower average debt levels. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”).

The Company participates in a securitization agreement with three commercial banks to sell up to $345 million of qualifying trade receivables ($360 million at September 30, 2008). The amount of outstanding receivables under the agreement was $273 million at September 30, 2009 versus $360 million at September 30, 2008. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Loss on Debt Extinguishment

During the current quarter, the Company repurchased $58 million of its 2008 Notes at an average price of 102.2%. In conjunction with the repurchase of the notes, the Company recognized a loss on the early extinguishment of debt of $2 million. The loss related to the redemption premium and the write-off of unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate was 39.2% of pre-tax earnings in the current quarter compared to 39.3% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2010 to be between 39.0% and 39.5% of pre-tax earnings.

Net Earnings

Net earnings were $54.5 million, or $0.65 per diluted share, compared to $72.8 million, or $0.86 per diluted share, in the prior year quarter. The current quarter’s net earnings include the loss related to the early debt extinguishment of $1.3 million, or $0.02 per diluted share, and the charge related to partial withdrawal from a multi-employer pension plan of $1.0 million, or $0.01 per diluted share.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales decreased 15% to $1.9 billion for the six months ended September 30, 2009 (“current period”) compared to the six months ended September 30, 2008 (“prior year period”), driven by a same-store sales decline of 18% partially offset by incremental sales of 3% contributed by acquisitions. Gas and rent same-store sales declined 12% and hardgoods declined 27%. Same-store sales were driven by volume declines of 18% with price remaining flat. Strategic products account for about 40% of revenues. In the aggregate, these products declined 9% on a same-store sales basis in the current period compared to the prior year period with growth in medical offset by declines in all other strategic product categories.

Net Sales (In thousands)	Six Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$1,729,300	$2,055,485	$(326,185)	-16%
All Other Operations	224,623	237,125	(12,502)	-5%
Intercompany eliminations	(12,400)	(13,988)	1,588

	$1,941,523	$2,278,622	$(337,099)	-15%

Distribution business segment sales declined 16% compared to the prior year period with a decline in same-store sales of 18%, partially offset by incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment gas and rent same-store sales declined 10% with volumes down 11%, slightly offset by a positive 1% pricing impact. Hardgoods same-store sales declined 27% driven entirely by lower volumes. Both gas and rent and hardgoods volumes were negatively impacted by the general slowdown in economic activity and customers delaying or deferring capital projects.

Sales of strategic gas products sold through the Distribution business segment in the current period declined 5%. Among strategic gas products, bulk gas sales were down 7% due to the impact of production slowdowns in the metal fabrication and steel segments, and reduced activity from oil field service customers. Medical gases were up 3% as a result of new business signings, which were partially offset by a reduction in overall demand for medical gases related to elective and non-critical procedures that was more pronounced in the second fiscal quarter. Specialty gases were down 12% resulting from a general softening in demand in the chemicals processing industry.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 18% for the current period, while the related rental revenues were down only 1%. In addition, revenues from the Company’s rental welder business experienced a 20% decline in same-store sales as compared to the prior year period.

Distribution hardgoods same-store sales declined 27% driven entirely by lower volumes. Safety product sales declined 16% in the current period attributed to plant shutdowns, shift reductions, and rising unemployment. Our Radnor® private label line was down 22% for the current period, driven by the overall drop in hardgoods volumes.

The All Other Operations business segment sales decreased 5% compared to the prior year period with a 21% decline in same-store sales offset by incremental sales of 16% contributed by acquisitions, primarily related to the refrigerants business. The decline in same-store sales reflects lower pricing for ammonia products, a decline in carbon dioxide and dry ice volumes, and reduced refrigerant volumes. Lower ammonia pricing reflects lower product costs. Reduced carbon dioxide volumes reflect weakness in the beverage carbonation segment. Dry ice volumes were impacted by a decline in the airline services segment and strong prior year period sales in the wake of major hurricanes. Refrigerants volume declined primarily due to mild summer weather in the eastern U.S. along with customers’ deferral of HVAC maintenance and conversion projects in light of the current economic downturn.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) decreased 9% principally due to a same-store sales decline offset somewhat by an expansion of gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current period increased 350 basis points to 55.4% compared to 51.9% in the prior year period primarily driven by margin expansion in the Distribution business segment resulting from a favorable shift in sales mix.

Gross Profits (ex. Depr. Exp.) (In thousands)	Six Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$967,562	$1,079,531	$(111,969)	-10%
All Other Operations	107,692	102,606	5,086	5%

	$1,075,254	$1,182,137	$(106,883)	-9%

The Distribution business segment’s gross profits (excluding depreciation) decreased 10% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.0% versus 52.5% in the prior year period, an increase of 350 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 60.9% in the current period as compared to 55.5% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 5% driven primarily by acquisition growth in the refrigerants business and by margin expansion in the ammonia business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 460 basis points to 47.9% in the current period from 43.3% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business reflecting lower product costs and a favorable shift in sales mix.

Operating Expenses

SD&A expenses declined $51 million, or 6%, in the current period as compared to the prior year period resulting from a $72 million decline in operating costs offset by approximately $21 million of incremental operating costs associated with acquired businesses. The $72 million decrease in SD&A expense reflects lower variable costs due to the decline in sales, the benefits from the Company’s expense reduction initiatives and lower diesel fuel costs. As a percentage of net sales, SD&A expense increased 350 basis points to 38.3% compared to 34.8% in the prior year period driven by the overall decline in sales and by the shift in sales mix to gas, which carries higher operating expense in relation to sales and corresponding higher gross margins. Additionally, current period SD&A expenses include a charge of $1.7 million related to partial withdrawal from a multi-employer pension plan.

Depreciation expense of $104 million increased $7 million, or 7%, in the current period as compared to the prior year period. Acquired businesses contributed approximately $2 million of the increase. The remaining increase primarily reflects capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks, and rental welders, the two new air separation units in New Carlisle, Indiana, and Carrollton, Kentucky, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $10 million in the current period decreased slightly as compared to the prior year period’s amortization expense of $11 million.

Operating Income

Consolidated operating income of $218 million decreased 22% in the current period on significant slowing in sales partially offset by gross profit margin (excluding depreciation) expansion, and the benefits from the Company’s expense reduction initiatives. The operating income margin decreased 110 basis points to 11.2% compared to 12.3% in the prior year period.

Operating Income (In thousands)	Six Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Distribution	$182,136	$247,598	$(65,462)	-26%
All Other Operations	35,590	32,242	3,348	10%

	$217,726	$279,840	$(62,114)	-22%

Operating income in the Distribution business segment decreased 26% in the current period. The Distribution business segment’s operating income margin decreased 150 basis points to 10.5% compared to 12.0% in the prior year period. The operating margin decline was driven by the significant decline in sales partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion, and the Company’s expense reduction initiatives that were implemented in response to slowing sales.

Operating income in the All Other Operations business segment increased 10% compared to the prior year period. The All Other Operations business segment’s operating income margin of 15.8% was 220 basis points higher than the operating income margin of 13.6% in the prior year period. The increase in operating margin was driven principally by the gross margin expansion in the ammonia business, and to a lesser extent production process efficiencies in the Company’s dry ice business.

Interest Expense and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $38 million, representing a decrease of $9 million, or 20%, compared to the prior year period. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments.

Loss on Debt Extinguishment

During the current period, the Company repurchased $58 million of its 2008 Notes at an average price of 102.2%. In conjunction with the repurchase of the notes, the Company recognized a loss on the early extinguishment of debt of $2 million. The loss related to the redemption premium and the write-off of unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate was 38.9% of pre-tax earnings in the current period compared to 39.2% in the prior year period. The Company expects the overall effective tax rate for fiscal 2010 to be between 39.0% and 39.5% of pre-tax earnings. The lower tax rate for the current period resulted from the state tax benefit recognized in the Company’s fiscal first quarter ended June 30, 2009 from the expiration of the statute of limitations related to various issues.

Net Earnings

Net earnings were $109.4 million, or $1.31 per diluted share, compared to $141.7 million, or $1.67 per diluted share, in the prior year period. The current period’s net earnings include the loss related to the early debt extinguishment of $1.3 million, or $0.02 per diluted share, and the charge related to partial withdrawal from a multi-employer pension plan of $1.0 million, or $0.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $300 million for the six months ended September 30, 2009 compared to $270 million in the comparable prior year period. The increase in cash provided by operating activities was primarily driven by lower working capital requirements. Exclusive of the cash used by the trade receivables securitization, working capital provided $66 million of cash in the current period versus the use of cash of $40 million during the prior year period. Lower trade receivables and inventory levels in response to declining sales were the primary sources of cash from working capital. The trade receivables securitization used cash of $39 million during the current quarter, reflecting the lower level of trade receivables. Net earnings adjusted for non-cash and non-operating items provided cash of $273 million versus $308 million in the prior year period.

Net cash used in investing activities in the current period totaled $132 million and primarily consisted of cash used for capital expenditures. The decrease in capital expenditures from $185 million in the prior year period to $131 million in the current period primarily reflects the completion of the New Carlisle, Indiana and Carrollton, Kentucky air separation units and reduced expenditures in response to the decline in sales. The Company made acquisition-related cash payments of $4 million in the six months ended September 30, 2009 primarily to settle holdback liabilities associated with prior year acquisitions. During the prior year period, the Company acquired six businesses for $195 million, including the settlement of holdback liabilities.

Net cash used by financing activities in the current period totaled $173 million, principally reflecting the net repayment of $153 million of debt. On September 11, 2009 the Company issued $400 million in fixed rate 2009 Notes and used the net proceeds to reduce the borrowings under its credit facility. The Company also repurchased $58 million of its 2008 Notes at an average price of 102.2% during the six months ended September 30, 2009. A loss on the early extinguishment of debt of $2 million ($1.3 million after tax) was recognized related to the redemption premium and the write-off of unamortized debt issuance costs. Lower proceeds from stock options also contributed to the increase in cash used in financing activities. The Company also paid dividends of $29 million, or $0.18 per share in each of the first two quarters of fiscal 2010, as compared to $20 million, or $0.12 per share in each of the first two quarters in the prior year.

Financial Instruments

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At September 30, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $37.4 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of September 30, 2009, the Company had approximately $698 million of borrowings under the Credit Facility: $300 million under the U.S. dollar revolver, $353 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$15 million (U.S. $14 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. During the second fiscal quarter, the Company’s credit ratings were upgraded resulting in a lowering of the interest rate spreads on the borrowings above effective July 31, 2009. The U.S. dollar revolver borrowings and the term loans bear interest at LIBOR plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of September 30, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.73%, 0.78%, 0.97% and 0.99%, respectively.

The debt covenants under the Company’s revolving credit facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At September 30, 2009, the Company’s leverage ratio was 2.7 times and its interest coverage ratio was 8.2 times. Based on the leverage ratio at September 30, 2009, the Company could incur an additional $928 million of debt. However, the Company’s borrowing capacity under the Credit Facility is limited to the size of the facility. As of September 30, 2009, approximately $716 million remained unused under the Credit Facility. Therefore, the financial covenants do not limit the Company’s ability to borrow the unused portion of the Credit Facility. In October, the Company borrowed under the Credit Facility to redeem its $150 million 2004 Notes.

The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below.

Effective July 31, 2009, the Company was upgraded to an investment grade credit rating and with the October 13, 2009 redemption of the 2004 Notes, the guarantees and collateral under the Credit Facility and guarantees on the remaining senior subordinated notes were released. Prior to the redemption of the 2004 Notes, the Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guaranteed the U.S. dollar revolver, term loans, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver were also guaranteed by the Company’s foreign subsidiaries. The guarantees were full and unconditional and were made on a joint and several basis. The Company had pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provided for the release of the guarantees and collateral if the Company attained an investment grade credit rating and a similar release on its 2004 Notes.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2009, there were no advances outstanding under the agreement.

Senior Notes

On September 11, 2009, the Company issued $400 million of its 2009 Notes. The 2009 Notes were issued at a discount of $480 thousand and mature on September 15, 2014 with an effective yield of 4.527%. The net proceeds from the sale of the 2009 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2009 Notes bear interest at a fixed annual rate of 4.5%, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2010. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

Senior Subordinated Notes

At September 30, 2009, the Company had $150 million of its 2004 Notes outstanding with a maturity date of July 15, 2014. The 2004 Notes provided for interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes had an optional redemption provision, which permitted the Company, at its option, to call the 2004 Notes at scheduled dates and prices. On October 13, 2009, the Company redeemed all of its 2004 Notes at a price of 103.125% of the principal. A loss on the early extinguishment of debt of approximately $6 million ($4 million after tax) will be recognized related to the redemption premium and write-off of unamortized debt issuance costs and reflected in the third fiscal quarter ended December 31, 2009.

At September 30, 2009, the Company had $342 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. During the second quarter, the Company repurchased $58 million of the 2008 Notes at an average price of 102.2%. A loss on the early extinguishment of debt of $2 million ($1.3 million after tax) was recognized related to the redemption premium and the write-off of unamortized debt issuance costs. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2004, 2008 and 2009 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The guarantees on the 2004, 2008 and 2009 Notes by the Company’s domestic subsidiaries were released subsequent to September 30, 2009 due to the Company’s upgrade to investment grade status in July and the full call of the 2004 Notes on October 13, 2009.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2009, acquisition and other notes totaled $20 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will continue to evaluate this and other financing alternatives. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the six months ended September 30, 2009, the Company sold approximately $1.7 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $1.8 billion in collections on those receivables. The amount of receivables sold under the Agreement was $273 million at September 30, 2009 and $311 million at March 31, 2009. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.

The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $160 million at September 30, 2009, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. As disclosed in Note 10 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.

Interest Rate Swap Agreements

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. During the six months ended September 30, 2009, eight fixed interest rate swap agreements with a notional amount of $300 million matured. At September 30, 2009, the Company had seven fixed interest rate swap agreements outstanding with a notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed-rate debt. At September 30, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.82%. The remaining terms of these swap agreements range from 12 to 15 months. For the six months ended September 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $5.9 million, or $3.9 million after tax.

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

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, reflecting the October 13, 2009 redemption of the fixed rate 2004 Notes, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.2 million.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of September 30, 2009:

(In thousands)	Total	Remainder of fiscal 2010 (a)	Payments Due by Period		More than 5 Years (a)
Contractual Obligations			1 to 3 Years (a)	3 to 5 Years (a)
Long-term debt (1)	$1,609,518	$5,508	$859,318	$2,086	$742,606
Estimated interest payments on long-term debt (2)	319,362	24,441	92,095	84,906	117,920
Estimated payments on interest rate swap agreements (3)	6,597	3,170	3,427	—	—
Non-compete agreements (4)	19,274	2,163	7,501	5,130	4,480
Letters of credit (5)	41,741	41,417	324	—	—
Operating leases (6)	259,841	43,343	128,676	59,561	28,261
Purchase obligations:
Liquid bulk gas supply agreements (7)	844,246	68,219	227,758	204,816	343,453
Liquid carbon dioxide supply agreements (8)	190,730	8,511	27,588	26,062	128,569
Ammonia supply agreements (9)	912	912	—	—	—
Other purchase commitments (10)	3,458	3,458	—	—	—
Construction commitments (11)	4,221	—	4,221	—	—

Total Contractual Obligations	$3,299,900	$201,142	$1,350,908	$382,561	$1,365,289

(a)

The “Remainder of fiscal 2010” column relates to obligations due in fiscal 2010. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of September 30, 2009. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Less than 1 Year” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 8 to the Consolidated Financial Statements for more information regarding long-term debt instruments. On October 13, 2009, the Company borrowed under the revolving credit facility and redeemed all of its 2004 Notes at a price of 103.125% of the principal. Therefore, $150 million associated with the 2004 Notes has been reflected as maturing in fiscal 2012 concurrent with the revolving credit facility.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of September 30, 2009. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of September 30, 2009. Actual payments or receipts may differ materially from those presented above based on actual interest rates in future periods.

(4)

Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)

Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)

The Company’s operating leases at September 30, 2009 include approximately $178 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. Based on the volume of fiscal 2010 purchases, the Air Products supply agreements represent approximately $55 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $60 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $24 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2009 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)

The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2009 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

In June 2008, the Company signed a 15-year take-or-pay supply agreement with First United Ethanol LLC (“FUEL”) to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in calendar year 2010 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, GA. Annual purchases under this contract will be approximately $1.3 million.

(9)	The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $1 million under these contracts through expiration in December 2009.
(10)	Other purchase commitments primarily include property, plant and equipment expenditures.
(11)	Construction commitments represent outstanding commitments to customers primarily to construct a raw liquid carbon dioxide plant in Camilla, GA.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangement consists of its trade receivable securitization agreement with three commercial banks to sell, on a revolving basis, up to $345 million of qualified trade receivables. The agreement is a form of off-balance sheet financing and expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, trade receivables are sold on a monthly basis to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivable sold, which is included in “Trade receivables” on the accompanying Consolidated Balance Sheet. At September 30, 2009, the amount of retained interest in the receivables sold was $160 million.

The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at September 30, 2009 and the amount of the anticipated discount to be taken, based on market rates at September 30, 2009, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The trade receivables securitization agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds.

(In thousands)	Total	Remainder of fiscal 2010	Payments Due by Period
Off-balance sheet obligations as of September 30, 2009:			1 to 3 Years	3 to 5 Years	More than 5 Years
Trade receivables securitization	$272,700	$272,700	$—	$—	$—
Estimated discount on securitization	700	700	—	—	—

Total off-balance sheet obligations	$273,400	$273,400	$—	$—	$—

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation of annual savings in fiscal 2010 from ongoing efficiency initiatives and from an additional $12 million of annual expense reductions starting in the fiscal third quarter; the Company’s efforts to withdraw from multi-employer pension plans and its expectation of related charges of up to $0.04 per diluted share during the balance of fiscal 2010; the Company’s loss on the early extinguishment of debt of approximately $6 million ($4 million after tax) or $0.05 per diluted share in the third fiscal quarter; the Company’s expectation of earnings of $0.62 to $0.65 per diluted share for the third quarter ending December 31, 2009 and of earnings of $2.62 to $2.72 per diluted share for the 2010 fiscal year; the Company’s expectation that its overall effective tax rate for fiscal 2010 will range from 39.0% to 39.5% of pre-tax earnings; the Company’s ability and intention to refinance principal payments on its outstanding term loans with borrowings under its long-term revolving credit facilities; the Company’s expectation that its accounts receivable securitization will be available as a source of funds through its expiration date in March 2010; the Company’s belief that if the accounts receivable securitization was not available as a source of funds that it could secure an alternate source of funds; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.2 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the estimate of future payments or receipts under interest rate swap agreements.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, higher product costs and/or higher operating expenses than that forecasted by the Company; continued weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2010 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; the Company’s inability to continue sales of strategic products in markets growing faster than GDP; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance principal and interest payments on the term loans due to a lack of availability under the revolving credit facilities; the inability to extend or refinance the trade receivable securitization when it comes due; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; our ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on our customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current recessionary trends in the U.S. economy; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in implementing and continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from the Company’s multi-employer pension plans; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at September 30, 2009. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2010 (a)	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$5.5	$10.4	$1.2	$1.5	$0.5	$0.7	$20	$20
Interest expense	0.5	0.6	0.2	0.1	0.1	0.1	1.6
Average interest rate	6.12%	6.18%	6.26%	6.27%	6.18%	5.68%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$342	$342	$353
Interest expense	12.2	24.4	24.4	24.4	24.4	109.4	219.2
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 9/15/2014	$—	$—	$—	$—	$—	$400	$400	$405
Interest expense	9.0	18.0	18.0	18.0	18.0	8.3	89.3
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$300	$—	$—	$—	$300	$294
Interest expense	1.1	2.2	0.7	—	—	—	4.0
Interest rate (c)	0.73%	0.73%	0.73%	0.73%	0.73%	0.73%
Senior subordinated notes (“2004 Notes”) (b)	$—	$—	$150	$—	$—	$—	$150	$155
Interest expense	0.6	1.1	0.3				2.0
Interest rate	0.73%	0.73%	0.73%	0.73%	0.73%	0.73%
Revolving credit borrowings - Canadian	$—	$—	$14	$—	$—	$—	$14	$14
Interest expense	0.1	0.1	0.1	—	—	—	0.3
Interest rate (c)	0.99%	0.99%	0.99%	0.99%	0.99%	0.99%
Revolving credit borrowings - Multi-currency	$—	$—	$31	$—	$—	$—	$31	$30
Interest expense	0.1	0.3	0.1	—	—	—	0.5
Interest rate (c)	0.97%	0.97%	0.97%	0.97%	0.97%	0.97%

(In millions)	3/31/2010 (a)	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Variable Rate Debt (cont):
Term loans (d)	$—	$143	$210	$—	$—	$—	$353	$345
Interest expense	1.4	2.7	0.4	—	—	—	4.5
Interest rate (d)	0.78%	0.78%	0.78%	0.78%	0.78%	0.78%
Interest Rate Swaps:
7 swaps (receive variable) pay fixed Notional amounts	$—	$250	$—	$—	$—	$—	$250	$6.6
Swap payments (receipts)	3.2	3.4	—	—	—	—	6.6
$250 million notional amount
Variable forward receive rate = 0.82%
Weighted average pay rate = 3.21%
Other Off-Balance Sheet
LIBOR-based Agreement (e) :
Trade receivables securitization	$273	$—	$—	$—	$—	$—	$273	$273
Discount on securitization	0.7	—	—	—	—	—	0.7
Variable discount rate at 9/30/2009 of 0.55%

(a)	March 31, 2010 financial instrument maturities and interest expense relate to the period of October 1, 2009 through March 31, 2010.
(b)

On October 13, 2009, the Company borrowed under the revolving credit facility and redeemed all of its 2004 Notes at a price of 103.125% of the principal. Therefore, the $150 million 2004 Notes have been reflected as maturing in fiscal 2012 concurrent with the revolving credit facility. Interest payments have also been reflected at the variable interest rate applicable to the U.S. revolving credit borrowings.

(c)

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

(d)

The consolidated financial statements reflect the term loan principal payments due through September 30, 2010 as long-term based on the Company’s ability and intention to refinance those principal payments with its U.S. dollar revolving credit line.

(e)

The trade receivables securitization agreement expires in March 2010. The Company expects continued availability under the securitization agreement until it expires in March 2010 and under similar agreements thereafter.

Limitations of the tabular presentation

As the table incorporates only those interest rate risk exposures that exist as of September 30, 2009, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on August 18, 2009, where the following actions were taken:

(a)	The stockholders voted to elect James W. Hovey, Paula A. Sneed, David M. Stout and Ellen C. Wolf to the Board of Directors. The votes cast for each director were as follows:

	No. of Shares
	For	Withheld
James W. Hovey	76,196,879	307,270
Paula A. Sneed	76,189,593	314,556
David M. Stout	75,828,959	675,190
Ellen C. Wolf	74,844,769	1,659,380

In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, Richard C. Ill, Peter McCausland, Lee M. Thomas and John C. van Roden, Jr.

(b)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain
74,979,360	1,440,690	84,099

(c)	The stockholders voted to approve the Amended and Restated 2006 Equity Incentive Plan. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain	Broker Non-Vote
42,862,579	26,909,791	124,291	6,607,488

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1†	Form of Stock Option Grant Letter to Employees

10.2†	Form of Stock Option Grant Letter to Non-Employee Directors

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2009	AIRGAS, INC.

(Registrant)

	BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1†	Form of Stock Option Grant Letter to Employees

10.2†	Form of Stock Option Grant Letter to Non-Employee Directors

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or arrangement