Form 10-Q
period 2009-12-31
AIRGAS INC
filed 2010-02-08
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

Shares of common stock outstanding at February 3, 2010: 82,729,623 shares

AIRGAS, INC.

FORM 10-Q

December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net Sales	$942,107	$1,078,733	$2,883,630	$3,357,355

Costs and Expenses:
Cost of products sold (excluding depreciation)	416,364	500,806	1,282,633	1,597,291
Selling, distribution and administrative expenses	366,301	392,665	1,109,306	1,186,448
Depreciation	53,642	49,739	157,872	146,767
Amortization	5,811	5,001	16,104	16,487

Total costs and expenses	842,118	948,211	2,565,915	2,946,993

Operating Income	99,989	130,522	317,715	410,362
Interest expense, net	(15,034)	(23,267)	(49,744)	(64,393)
Discount on securitization of trade receivables	(1,403)	(3,191)	(4,503)	(9,041)
Loss on debt extinguishment	(6,667)	—	(8,678)	—
Other income (expense), net	(58)	(604)	890	(471)

Earnings before income taxes	76,827	103,460	255,680	336,457
Income taxes	(29,961)	(40,557)	(99,458)	(131,850)

Net Earnings	$46,866	$62,903	$156,222	$204,607

Net Earnings Per Common Share:
Basic earnings per share	$0.57	$0.77	$1.91	$2.49

Diluted earnings per share	$0.56	$0.76	$1.87	$2.43

Weighted Average Shares Outstanding:
Basic	82,134	81,207	81,895	82,121

Diluted	83,910	82,706	83,576	84,161

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) December 31, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$33,559	$47,188
Trade receivables, less allowances for doubtful accounts of $28,447 and $27,572 at
December 31, 2009 and March 31, 2009, respectively	180,890	184,739
Inventories, net	347,167	390,445
Deferred income tax asset, net	38,467	34,760
Prepaid expenses and other current assets	64,475	60,838

Total current assets	664,558	717,970

Plant and equipment at cost	3,732,691	3,558,730
Less accumulated depreciation	(1,313,209)	(1,192,204)

Plant and equipment, net	2,419,482	2,366,526

Goodwill	1,106,089	1,063,370
Other intangible assets, net	216,251	216,070
Other non-current assets	33,814	35,601

Total assets	$4,440,194	$4,399,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$120,152	$156,838
Accrued expenses and other current liabilities	278,416	264,564
Current portion of long-term debt	10,103	11,058

Total current liabilities	408,671	432,460

Long-term debt, excluding current portion	1,604,070	1,750,308
Deferred income tax liability, net	614,141	565,783
Other non-current liabilities	74,679	79,231
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2009 and March 31, 2009	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized,
86,115 and 85,542 shares issued at December 31, 2009 and March 31, 2009, respectively	862	856
Capital in excess of par value	566,652	533,030
Retained earnings	1,310,980	1,198,985
Accumulated other comprehensive income (loss)	2,732	(10,753)
Treasury stock, 3,926 and 4,139 common shares at cost at December 31, 2009 and March 31, 2009, respectively	(142,593)	(150,363)

Total stockholders’ equity	1,738,633	1,571,755

Total liabilities and stockholders’ equity	$4,440,194	$4,399,537

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$156,222	$204,607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	157,872	146,767
Amortization	16,104	16,487
Deferred income taxes	39,000	67,804
(Gain) loss on sales of plant and equipment	2,604	(418)
Stock-based compensation expense	19,139	16,347
Loss on debt extinguishment	8,678	—
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	(43,500)	—
Trade receivables, net	50,911	50,468
Inventories, net	45,444	(37,773)
Prepaid expenses and other current assets	(3,916)	(12,489)
Accounts payable, trade	(35,891)	(43,546)
Accrued expenses and other current liabilities	1,605	2,201
Other non-current assets	2,320	882
Other non-current liabilities	(4,857)	2,101

Net cash provided by operating activities	411,735	413,438

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(191,674)	(282,286)
Proceeds from sales of plant and equipment	8,889	11,598
Business acquisitions and holdback settlements	(75,067)	(253,184)
Other, net	(2,622)	(577)

Net cash used in investing activities	(260,474)	(524,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	971,914	1,235,326
Repayment of debt	(1,120,976)	(999,559)
Financing costs	(3,168)	(5,746)
Premium paid on redemption of senior subordinated notes	(6,438)	—
Purchase of treasury stock	—	(120,219)
Proceeds from the exercise of stock options	7,175	14,182
Stock issued for the employee stock purchase plan	11,336	12,235
Tax benefit realized from the exercise of stock options	3,824	10,530
Dividends paid to stockholders	(44,227)	(32,892)
Change in cash overdraft and other	15,670	(3,723)

Net cash (used in) provided by financing activities	(164,890)	110,134

Change in cash	$(13,629)	$(877)
Cash – Beginning of period	47,188	43,048

Cash – End of period	$33,559	$42,171

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

Business Segment Change

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

(a) Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) designated the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Concurrent with this designation, the FASB also issued guidance on the framework for selecting the accounting principles used in the preparation of financial statements. The Codification is a structure which takes accounting pronouncements and organizes them into approximately 90 accounting topics. In addition to the Codification, the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are considered sources of authoritative GAAP for SEC registrants, as the Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. Upon the adoption of the Codification, all previously existing non-SEC accounting and reporting standards are superseded, with the exception of certain pronouncements grandfathered by the FASB. Going forward, the FASB will issue Accounting Standards Updates (“ASUs”) in order to update the Codification, provide background information about new guidance and describe the bases for conclusions on changes to the Codification. The Codification and the guidance surrounding the framework for selecting accounting principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and associated guidance for the interim period ended September 30, 2009. As a result, previous references to former GAAP in the consolidated financial statements have been eliminated (with the exception of certain grandfathered pronouncements), and the financial statement disclosures starting with the interim period ended September 30, 2009 explain the accounting concepts utilized rather than specific GAAP references from the Codification. The adoption of the Codification and associated guidance did not change the application of GAAP to the Company’s consolidated financial statements.

In September 2006, the FASB issued accounting guidance on fair value measurements and disclosures, effective for financial statements issued for fiscal years beginning after November 15, 2007. The guidance did not require any new fair value measurements; rather it replaced multiple existing definitions of fair value with a single definition, established a consistent framework for measuring fair value and expanded financial statement disclosures regarding fair value measurements. In February 2008, the FASB delayed the effective date of the new fair value measurement and disclosure guidance until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In April 2009, the FASB also issued clarifying guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly, with the guidance effective for interim and annual reporting

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

periods ending after June 15, 2009. The Company applied the fair value measurement and disclosure guidance to its non-financial assets and liabilities as of April 1, 2009, as required. Additionally, the Company adopted the guidance regarding the (1) determination of fair value when the level of activity and/or volume has declined, and (2) identification of transactions that are not orderly, for the interim reporting period ended June 30, 2009, as required. The adoption of the new guidance over fair value measurements and disclosures did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued revised guidance on accounting for business combinations, which replaces FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and prohibits early adoption. The revised guidance significantly changes the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the revised guidance on accounting for business combinations to impact its operating results as significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values of the individual assets and liabilities acquired are determined. The principles contained in the revised guidance are, in a number of ways, very different from those previously applied to business combinations under SFAS 141. The impact of the revised guidance on the consolidated financial statements may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company adopted the revised guidance on April 1, 2009 and accounted for fiscal 2010 acquisitions based on the new guidance (see Note 3). Transaction and other integration costs related to fiscal 2010 acquisitions, which under the new guidance are required to be recognized in current period income, were not material for the three- and nine-month periods ended December 31, 2009. Additionally, no recasting of previously issued consolidated financial statements was required. However, should the Company enter into a material business combination, or a series of individually immaterial business combinations that are material collectively, the provisions of the new guidance may have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued amended guidance on accounting for noncontrolling interests (formerly minority interests). The amended guidance establishes accounting and reporting standards that require (1) noncontrolling interests held by non-parent parties be clearly identified and presented in the consolidated balance sheet within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly presented on the face of the consolidated statement of earnings. The amended guidance also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the amended guidance for noncontrolling interests on April 1, 2009 with no impact on the consolidated financial statements, as all of the Company’s subsidiaries are currently 100% owned subsidiaries. Additionally, the retrospective application of the presentation and disclosure requirements was not material. Therefore, the Company did not amend its fiscal 2008 and prior presentation or disclosures regarding the former minority interest in its National Welders joint venture.

In November 2008, the FASB issued new guidance on accounting for defensive intangible assets. The new guidance clarifies how to account for acquired defensive intangible assets subsequent to initial measurement in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance on April 1, 2009, with no material impact on the Company’s financial position, results of operations or liquidity.

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In April 2009, the FASB issued amended guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The amended guidance carries forward the general requirements of SFAS 141 for acquired contingencies in a business combination, yet encourages greater use of fair value when determinable. The amended guidance is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The Company adopted the amended guidance on April 1, 2009. The adoption of the amended guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In May 2009, the FASB issued new guidance on subsequent events. The new guidance defines subsequent events as events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. The new guidance also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. The new guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the new guidance beginning with the interim period ended June 30, 2009. The Company evaluated subsequent events through February 8, 2010, which is the date the Company’s consolidated financial statements for the interim period ended December 31, 2009 were issued (see Note 18 for the required disclosures). The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides additional guidance on how companies should measure liabilities at fair value, including alternative valuation methods and a hierarchy for their use. Specifically, when valuing a liability, an entity must use a quoted price in an active market for an identical liability if available. Otherwise, an entity may use one or more prescribed techniques, which in all instances should maximize the use of observable inputs and minimize unobservable inputs. Additionally, ASU 2009-05 clarifies that an entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of a liability when measuring a liability at fair value. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the additional guidance on measuring liabilities at fair value on October 1, 2009. The adoption of the new guidance did not affect the Company’s liabilities subject to measurement at fair value, and did not impact the Company’s financial position, results of operations or liquidity.

(b) Accounting pronouncements not yet adopted

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) regarding the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 may have on its consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009 -16”) which codifies a previous accounting standard and amends existing GAAP to establish new standards that will change how companies account for transfers of financial assets. Significant changes include (1) elimination of the qualifying special purpose entity (“QSPE”) concept, (2) new requirements for determining whether transfers of portions of financial assets are eligible for sale accounting, (3) clarification of the derecognition criteria for a transfer to qualify as a sale, (4) changes in recognition of gains or losses on transfers accounted for as sales, and (5) extensive new disclosures. ASU 2009-16 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with early adoption prohibited. The disclosure provisions of ASU 2009-16 shall be applied to transfers that occur both before and after the effective date of ASU 2009-16. The Company is currently evaluating the effects that ASU 2009-16 may have on its consolidated financial statements. The Company currently participates in a securitization agreement (the “Agreement”), which expires in March 2010, with three commercial banks to which it sells qualifying trade receivables on a revolving basis (see Note 4). The transaction has been accounted for as a sale under existing GAAP. Should the Company renew the Agreement or enter into a similar trade receivables securitization upon the expiration of the Agreement, the transaction will be evaluated under the provisions of ASU 2009-16. If applicable, this change in accounting treatment could significantly impact the Company’s consolidated balance sheet, as the trade receivables sold under the securitization agreement and the related short-term borrowings may be recognized. However, the Company’s debt covenants would not be impacted by the potential balance sheet recognition of the short-term borrowings, as borrowings under the Agreement are already factored into the debt covenant calculations.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which codifies a previous accounting standard. ASU 2009-17 establishes new standards that will change the consolidation model for variable interest entities (“VIEs”). Significant changes as a result of ASU 2009-17 include (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the QSPE scope exception. ASU 2009-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009 with early adoption prohibited. Upon adoption, if a VIE is required to be consolidated, an election must be made as to whether to retrospectively apply the guidance of ASU 2009-17 or record a cumulative-effect adjustment to retained earnings on the date of adoption. Additionally, if a VIE is deconsolidated upon the adoption of ASU 2009-17, a separate cumulative-effect adjustment to retained earnings will be recognized. The Company is currently evaluating the effects, if any, that ASU 2009-17 may have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact that ASU 2010-06 may have on its fair value measurement disclosures, but the new guidance will not impact the Company’s financial position, results of operations or liquidity.

(3) ACQUISITIONS

Acquisitions occurring in fiscal 2010 were recorded using the acquisition method of accounting in accordance with the revised guidance on business combinations, which the Company adopted on April 1, 2009. The results of acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Purchase Price Allocation

During the nine months ended December 31, 2009, the Company purchased four businesses. The largest of these businesses was the November 2009 acquisition of Tri-Tech, a Florida-based industrial gas and welding supply distributor with 16 locations throughout Florida, Georgia and South Carolina and historical annual revenues of approximately $31 million. A total of $70.4 million in cash was paid for these businesses, and an additional $4.7 million was paid for the settlement of holdback liabilities associated with

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

certain prior year acquisitions. Transaction and other integration costs incurred for the nine months ended December 31, 2009 amounted to approximately $300 thousand, which are included in selling, distribution and administrative expense in the Company’s consolidated statement of earnings. These businesses had aggregate historical annual revenues of approximately $43 million. Net sales from the acquired businesses that are included in the Company’s results for the nine months ended December 31, 2009 are approximately $4.8 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

The following table summarizes the fair values of the assets acquired and liabilities assumed related to fiscal 2010 acquisitions, as well as adjustments related to certain prior year acquisitions. Purchase price allocations are based on third-party valuations and management’s estimates. The purchase price allocations related to fiscal 2010 acquisitions continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$5,221	$543	$5,764
Property and equipment	21,981	113	22,094
Goodwill	38,046	1,016	39,062
Other intangible assets	14,201	1,035	15,236
Current liabilities	(2,375)	(1,096)	(3,471)
Long-term liabilities	(3,462)	(156)	(3,618)

Total cash consideration	$73,612	$1,455	$75,067

The fair value of the assets acquired in fiscal 2010 includes trade receivables of $3.8 million with gross contractual amounts receivable of $4.0 million, of which $200 thousand is expected to be uncollectible. The fiscal 2010 acquisitions resulted in the recognition of $30.9 million of goodwill, which is deductible for income tax purposes. Goodwill is attributable to the workforce of the acquired business, expected synergies to be realized with the acquisition, and the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. See Note 6 for further information on goodwill, including its allocation by segment.

Linde Purchase Accounting Integration Accruals

In connection with the June 2007 Linde Packaged Gas acquisition, the Company recorded accruals associated with one-time severance benefits for acquired employees who were involuntarily terminated, facility exit-related costs associated with exiting certain acquired facilities that overlapped with the Company’s existing operations, and a multi-employer pension plan withdrawal liability associated with renegotiating certain union contracts. Of the $3.3 million remaining facility exit accrual at December 31, 2009, $3.0 million relates to a non-cancellable lease obligation through 2017 for the former Linde corporate headquarters. Other integration accruals of $4.2 million at December 31, 2009 consist primarily of the multi-employer pension liability, which is expected to be paid during fiscal 2011 and 2012. The table below summarizes the liabilities established through purchase accounting and the related payments made from the acquisition date through March 31, 2009 and during the nine months ended December 31, 2009:

(In thousands)	Severance Accruals	Facility Exit Accruals	Other Integration Accruals	Total Integration Accruals
Amounts originally included in purchase accounting, including adjustments	$5,517	$6,088	$6,434	$18,039
Payments	(5,358)	(2,510)	(1,801)	(9,669)

Balance at March 31, 2009	159	3,578	4,633	8,370
Payments	(159)	(309)	(479)	(947)

Balance at December 31, 2009	$—	$3,269	$4,154	$7,423

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the nine-month periods ended December 31, 2009 and 2008 as if fiscal 2010 and 2009 acquisitions had occurred on April 1, 2008. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2008 or of results that may occur in the future.

	Nine Months Ended December 31,
(In thousands, except per share amounts)	2009	2008
Net sales	$2,911,543	$3,474,742
Net earnings	157,821	206,840
Diluted earnings per share	$1.89	$2.46

(4) TRADE RECEIVABLES SECURITIZATION

The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum size of the facility is $345 million and the Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt. During the nine months ended December 31, 2009, the Company sold approximately $2.6 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $2.6 billion in collections on those receivables. The amount of receivables sold under the Agreement was $268 million at December 31, 2009 and $311 million at March 31, 2009.

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

Subordinated retained interests of $149.6 million, net of an allowance for doubtful accounts of $26.6 million, and $147.9 million, net of an allowance for doubtful accounts of $26.4 million, are included in trade receivables in the accompanying Consolidated Balance Sheets at December 31, 2009 and March 31, 2009, respectively. At December 31, 2009 and March 31, 2009, approximately 7.2% and 6.4%, respectively, of the accounts included in the retained interest were delinquent, as defined under the Agreement. Credit losses for the nine months ended December 31, 2009 and December 31, 2008 were $11.7 million and $15.3 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guarantees of the bank conduits’ obligations.

The Agreement expires in March 2010. The Company is evaluating the renewal of the current arrangement and continues to evaluate this and other financing alternatives. Other financing alternatives include drawing down on the unused portion of the Company’s Credit Facility (see Note 8), which was $523 million at December 31, 2009, issuing additional senior notes or any combination of renewing a smaller agreement, issuing senior notes and financing under the Company’s Credit Facility. The Company anticipates renewing the Agreement or having other financing alternatives in place before the Agreement’s expiration in March 2010.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(5) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	December 31, 2009	March 31, 2009
Hardgoods	$231,527	$252,293
Gases	115,640	138,152

	$347,167	$390,445

Hardgoods inventories determined using the LIFO inventory method totaled $34 million at December 31, 2009 and March 31, 2009. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $10.0 million higher at December 31, 2009 and $10.4 million higher at March 31, 2009. Substantially all of the inventories are finished goods.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of assets acquired and liabilities assumed from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the nine months ended December 31, 2009 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2009	$879,082	$184,288	$1,063,370
Acquisitions (1)	38,046	1,016	39,062
Other adjustments, including foreign currency translation	2,488	1,169	3,657

Balance at December 31, 2009	$919,616	$186,473	$1,106,089

(1)	Includes current acquisitions and adjustments made to prior year acquisitions.

Test for Goodwill Impairment

The Company is required to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company elected to perform its annual assessment of the carrying value of goodwill as of October 31 of each year. The annual assessment of the carrying value of goodwill at October 31, 2009 indicated that the Company’s goodwill was not impaired.

As of October 31, 2009, the Company had 18 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. The Company determined the estimated fair value of each of its reporting units as of October 31, 2009 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on specific reporting unit business plans, future capital expenditures, working capital needs, discount rates and perpetual growth rates. At October 31, 2009, the discount rates used in the model were 10% for the Distribution reporting units and 11.0% to 11.5% for the smaller reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product. In addition to Company specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of each of the Company’s reporting units.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Although the annual assessment indicated that the Company’s goodwill was not impaired, it also denoted that for all but one of the Company’s reporting units, the fair value of each of the reporting units exceeded its carrying value by a substantial amount. However, for the Company’s refrigerants business, a reporting unit in the All Other Operations business segment, the annual assessment indicated that its fair value exceeded its carrying value by 7%. Therefore, a hypothetical 7% reduction in that reporting unit’s fair value would be an indication of impairment and trigger the need to perform a second step to measure the amount of impairment, if any. The forecast cash flows for this reporting unit reflect a changing regulatory environment, which the Company believes will contribute to revenue growth and improved profitability. Should the markets in which this reporting unit operates not respond as anticipated to the changing regulatory environment or an alternative to the reporting unit’s products be developed, the forecast cash flows and consequently the reporting unit’s estimated fair value would be negatively affected. The amount of goodwill associated with this reporting unit was $88 million at December 31, 2009.

Other Intangible Assets

Other intangible assets amounted to $216 million, net of accumulated amortization of $50 million at December 31, 2009 and $216 million, net of accumulated amortization of $39 million at March 31, 2009. These intangible assets primarily consist of acquired customer relationships, which are amortized over 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the assets may not be recoverable. If the carrying value of an intangible asset is determined to not be recoverable, it will be written down to its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2010 - $5.8 million; 2011 - $22.9 million; 2012 - $21.7 million; 2013 - $20.8 million; 2014 - $18.4 million; 2015—$16.9 million; and $108.5 million thereafter.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2009	March 31, 2009
Accrued payroll and employee benefits	$77,312	$80,630
Business insurance reserves	43,442	44,986
Taxes other than income taxes	15,625	17,098
Cash overdraft	58,653	42,933
Deferred rental revenue	25,105	25,611
Other accrued expenses and current liabilities	58,279	53,306

	$278,416	$264,564

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $9.9 million at December 31, 2009 and $9.7 million at March 31, 2009. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(8) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	December 31, 2009	March 31, 2009
Revolving credit borrowings - U.S.	$495,400	$751,200
Revolving credit borrowings - Multi-currency	31,627	23,712
Revolving credit borrowings - Canadian	11,858	14,660
Term loans	330,000	397,500
Senior notes, net of discount	399,544	—
Senior subordinated notes	328,534	550,000
Acquisition and other notes	17,210	24,294

Total long-term debt	1,614,173	1,761,366
Less current portion of long-term debt	(10,103)	(11,058)

Long-term debt, excluding current portion	$1,604,070	$1,750,308

Senior Subordinated Note Redemption

On October 13, 2009, the Company redeemed its $150 million, 6.25% senior subordinated notes maturing July 15, 2014 (the “2004 Notes”) at a price of 103.125% of the principal. A loss on the early extinguishment of debt of approximately $6.1 million ($3.8 million after tax) was recognized related to the redemption premium and write-off of unamortized debt issuance costs.

During the three and nine months ended December 31, 2009, the Company repurchased $13.4 million and $71.5 million, respectively, of its 7.125% senior subordinated notes maturing October 1, 2018 (the “2008 Notes”). The 2008 Notes were repurchased at an average price of 102.5%. Losses on the early extinguishment of the 2008 Notes were $607 thousand ($382 thousand after tax) and $2.6 million ($1.7 million after tax) for the three- and nine-month periods ended December 31, 2009, respectively, and related to the redemption premiums and write-off of unamortized debt issuance costs.

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At December 31, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of December 31, 2009, the Company had approximately $869 million of borrowings under the Credit Facility: $495 million under the U.S. dollar revolver, $330 million under the term loans, $32 million (in U.S. dollars) under the multi-currency revolver and C$12 million (U.S. $12 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. During the second fiscal quarter, the Company’s credit ratings were upgraded resulting in a lowering of the interest rate spreads on the borrowings above. The U.S. dollar revolver borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of December 31, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.72%, 0.75%, 0.99% and 0.99%, respectively.

At December 31, 2009, the financial covenants of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

senior subordinated notes discussed below. As of December 31, 2009, approximately $523 million remained unused under the Company’s Credit Facility.

Effective July 31, 2009, the Company was upgraded to an investment grade credit rating and with the October 13, 2009 redemption of the 2004 Notes, the guarantees and collateral under the Credit Facility were released. Prior to the redemption of the 2004 Notes, the Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guaranteed the U.S. dollar revolver, term loans, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver were also guaranteed by the Company’s foreign subsidiaries. The guarantees were full and unconditional and were made on a joint and several basis. The Company had pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provided for the release of the guarantees and collateral if the Company attained an investment grade credit rating and a similar release on its 2004 Notes.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2009, there were no advances outstanding under the agreement.

Senior Notes

On September 11, 2009, the Company issued $400 million of senior notes (the “2009 Notes”). The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. The net proceeds from the sale of the 2009 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2009 Notes bear interest at a fixed annual rate of 4.5%, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2010. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

Senior Subordinated Notes

At December 31, 2009, the Company had $328.5 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2008 and 2009 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. With the July 31, 2009 credit rating upgrades and the October 13, 2009 redemption of the 2004 Notes, the subsidiary guarantees on the 2008 and 2009 Notes were released.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2009, acquisition and other notes totaled $17 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at December 31, 2009 are as follows:

(In thousands)	Debt Maturities
December 31, 2010 (1)	$10,103
March 31, 2011	73,339
March 31, 2012	800,852
March 31, 2013	727
March 31, 2014	518
Thereafter (1)	729,090

$1,614,629

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)

The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending December 31, 2010 on the term loans have been reflected as long-term in the aggregate maturity schedule.

Additionally, the 2009 Notes are reflected in the debt maturities schedule at their maturity value rather than their carrying value, which is net of a discount of $456 thousand at December 31, 2009.

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

During the nine months ended December 31, 2009, eleven fixed interest rate swap agreements with an aggregate notional amount of $377 million matured. At December 31, 2009, the Company had seven fixed interest rate swap agreements outstanding with an aggregate notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed-rate debt. At December 31, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.73%. The remaining terms of these swap agreements range from 9 to 12 months. For the nine months ended December 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $7.2 million, or $4.7 million after tax. For the nine months ended December 31, 2008, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $5.4 million, or $3.5 million after tax.

As denoted in the tables below, the Company’s interest rate swap agreements were reflected in the Consolidated Balance Sheets at December 31, 2009 and March 31, 2009 as liabilities at their fair values of $5.3 million and $12.5 million, respectively, with corresponding deferred tax assets of $1.9 million and $4.4 million and accumulated other comprehensive losses after tax of $3.4 million and $8.1 million, respectively. The estimated net amount of existing losses recorded in “Accumulated other comprehensive income (loss)” at December 31, 2009 that is expected to be reclassified into earnings within the next twelve months is $3.4 million, net of estimated tax benefits of $1.9 million.

Fair Value of Derivatives Designated as Hedging Instruments

	December 31, 2009		March 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other non-current liabilities	$5,292	Other non-current liabilities	$12,525

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effect of Derivative Instruments on the Consolidated Statements of Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships
	2009	2008
Interest rate swaps	$7,232	$5,352
Tax (expense) benefit	(2,531)	(1,873)

Net effect	$4,701	$3,479

Location of (Gain) Loss Reclassified from AOCI into Pre- tax Income for Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Reclassified from AOCI into Pre-tax Income Nine Months Ended December 31,
	2009	2008
Interest expense, net	$9,763	$8,288

The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness is immaterial for the nine months ended December 31, 2009 and 2008.

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

The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and March 31, 2009 are categorized in the tables below based on the lowest level of significant input to the valuation.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)	Balance at December 31, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$149,552	$—	$—	$149,552
Deferred compensation plan assets	7,116	7,116	—	—

Total assets measured at fair value on a recurring basis	$156,668	$7,116	$—	$149,552

Liabilities:
Deferred compensation plan liabilities	$7,116	$7,116	$—	$—
Derivative liabilities – interest rate swap agreements	5,292	—	5,292	—

Total liabilities measured at fair value on a recurring basis	$12,408	$7,116	$5,292	$—

(In thousands)	Balance at March 31, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$147,853	$—	$—	$147,853
Deferred compensation plan assets	4,598	4,598	—	—

Total assets measured at fair value on a recurring basis	$152,451	$4,598	$—	$147,853

Liabilities:
Deferred compensation plan liabilities	$4,598	$4,598	$—	$—
Derivative liabilities – interest rate swap agreements	12,525	—	12,525	—

Total liabilities measured at fair value on a recurring basis	$17,123	$4,598	$12,525	$—

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Subordinated retained interest — The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement is classified as “Trade receivables” on the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts that was $26.6 million and $26.4 million at December 31, 2009 and March 31, 2009, respectively, related to the subordinated retained interests to adjust the carrying value to fair value. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historical collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the Consolidated Statement of Earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amount expected to be realized when the receivables are ultimately settled.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the nine months ended December 31, 2009:

(In thousands)	Subordinated retained interest
Balance at April 1, 2009	$147,853
Net realized losses included in earnings (bad debt expense)	(11,728)
Additional retained interest, net	13,427

Balance at December 31, 2009	$149,552

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

(In thousands)	Carrying Value at December 31, 2009	Fair Value at December 31, 2009	Carrying Value at March 31, 2009	Fair Value at March 31, 2009
Revolving credit borrowings	$538,885	$528,107	$789,572	$757,989
Term loans	330,000	323,400	397,500	381,600
2004 Notes	—	—	150,000	139,500
2008 Notes	328,534	342,989	400,000	378,000
2009 Notes	399,544	409,533	—	—
Acquisition and other notes	17,210	17,570	24,294	24,928

Total debt	$1,614,173	$1,621,599	$1,761,366	$1,682,017

(11) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2009	85,542	4,139
Common stock issuance (a)	573	—
Reissuance of treasury stock for stock option exercises (b)	—	(214)

Balance at December 31, 2009	86,115	3,925

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2009	$856	$533,030	$1,198,985	$(10,753)	$(150,363)	$1,571,755
Comprehensive income:
Net earnings			156,222			156,222
Foreign currency translation adjustment				8,784		8,784
Net change in fair value of interest rate swap agreements				7,232		7,232
Net tax expense of comprehensive income items				(2,531)		(2,531)

Total comprehensive income						169,707 (e)
Common stock issuances and reissuances from treasury stock—employee benefit plans (c)	6	10,737			7,770	18,513
Tax benefit from stock option exercises		3,824				3,824
Dividends paid on common stock ($0.54 per share)			(44,227)			(44,227)
Stock-based compensation (d)		19,061				19,061

Balance at December 31, 2009	$862	$566,652	$1,310,980	$2,732	$(142,593)	$1,738,633

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.
(b)	Reissuance of treasury stock for stock option exercises.
(c)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the employee stock purchase plan.
(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(e)

The Company’s comprehensive income was $170 million and $199 million for the nine months ended December 31, 2009 and December 31, 2008, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. The table below presents the gross and net changes in and the balances within each component of “Accumulated other comprehensive income (loss)” for the nine months ended December 31, 2009.

(In thousands)	Foreign Currency Translation Adjustment	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2009	$(2,530)	$(8,223)	$(10,753)
Foreign currency translation adjustments	8,784		8,784
Change in fair value of interest rate swap agreements		16,995	16,995
Reclassification adjustments to income		(9,763)	(9,763)

Net change in fair value of interest rate swap agreements		7,232	7,232
Net tax expense of comprehensive income items		(2,531)	(2,531)

Net change after tax of comprehensive income items	8,784	4,701	13,485

Balance December 31, 2009	$6,254	$(3,522)	$2,732

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(12) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense related to:
Stock option plans	$2,558	$2,479	$14,223	$12,378
Employee stock purchase plan - options to purchase stock	1,762	1,117	4,916	3,969

	4,320	3,596	19,139	16,347
Tax benefit	(1,039)	(1,109)	(5,683)	(5,393)

Stock-based compensation expense, net of tax	$3,281	$2,487	$13,456	$10,954

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2009 and 2008 was $14.45 and $18.42, respectively.

Summary of Stock Option Activity

The following table summarizes the stock option activity during the nine months ended December 31, 2009:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2009	6,640	$30.71
Granted	1,376	$43.09
Exercised	(401)	$17.92
Forfeited	(44)	$41.87

Outstanding at December 31, 2009	7,571	$33.77

Vested or expected to vest at December 31, 2009	7,372	$33.77

Exercisable at December 31, 2009	4,780	$25.80

On August 18, 2009, the Company’s stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, an increase in the number of shares available for issuance under the plan from 3.2 million to 5.8 million. A total of 3.8 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at December 31, 2009.

As of December 31, 2009, $31.2 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 580 thousand shares were available for issuance at December 31, 2009.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.53 and $12.46 for the nine months ended December 31, 2009 and 2008, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the activity of the ESPP during the nine months ended December 31, 2009:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2009	133	$29.30
Granted	521	$29.29
Exercised	(387)	$29.32

Outstanding at December 31, 2009	267	$29.25

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.3 million and 2.5 million outstanding stock options that were anti-dilutive for the three months ended December 31, 2009 and 2008, respectively. For the nine months ended December 31, 2009 and 2008, there were approximately 2.9 million and 1.8 million outstanding stock options that were not dilutive, respectively.

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Weighted average common shares outstanding:
Basic	82,134	81,207	81,895	82,121
Incremental shares from assumed exercises of stock options and options under the employee stock purchase plan	1,776	1,499	1,681	2,040

Diluted	83,910	82,706	83,576	84,161

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(15) SUMMARY BY BUSINESS SEGMENT

Information related to the Company’s business segments for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31, 2009				Three Months Ended December 31, 2008
(In thousands)	Distribution	All Other Ops.	Elim.	Total	Distribution	All Other Ops.	Elim.	Total
Gas and rent	$520,397	$94,701	$(5,840)	$609,258	$563,993	$115,301	$(6,831)	$672,463
Hardgoods	331,424	1,433	(8)	332,849	404,931	1,344	(5)	406,270

Total net sales	851,821	96,134	(5,848)	942,107	968,924	116,645	(6,836)	1,078,733
Cost of products sold (excluding depreciation)	373,415	48,797	(5,848)	416,364	441,562	66,080	(6,836)	500,806
Selling, distribution and administrative expenses	334,428	31,873	—	366,301	360,192	32,473	—	392,665
Depreciation	50,021	3,621	—	53,642	46,386	3,353	—	49,739
Amortization	4,651	1,160	—	5,811	3,789	1,212	—	5,001

Operating income	$89,306	$10,683	$—	$99,989	$116,995	$13,527	$—	$130,522

	Nine Months Ended December 31, 2009				Nine Months Ended December 31, 2008
(In thousands)	Distribution	All Other Ops.	Elim.	Total	Distribution	All Other Ops.	Elim.	Total
Gas and rent	$1,573,637	$316,163	$(18,231)	$1,871,569	$1,704,985	$349,516	$(20,812)	$2,033,689
Hardgoods	1,007,484	4,594	(17)	1,012,061	1,319,424	4,254	(12)	1,323,666

Total net sales	2,581,121	320,757	(18,248)	2,883,630	3,024,409	353,770	(20,824)	3,357,355
Cost of products sold (excluding depreciation)	1,135,153	165,728	(18,248)	1,282,633	1,417,516	200,599	(20,824)	1,597,291
Selling, distribution and administrative expenses	1,014,415	94,891	—	1,109,306	1,091,642	94,806	—	1,186,448
Depreciation	146,881	10,991	—	157,872	137,134	9,633	—	146,767
Amortization	13,230	2,874	—	16,104	13,524	2,963	—	16,487

Operating income	$271,442	$46,273	$—	$317,715	$364,593	$45,769	$—	$410,362

(16) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Nine Months Ended December 31,
(In thousands)	2009	2008
Interest paid	$59,163	$58,602
Discount on securitization	4,503	9,041
Income taxes (net of refunds) (a)	42,639	54,519

(a)

During the nine months ended December 31, 2009, the Company applied for and received a $10 million federal income tax refund. The refund related to an overpayment of fiscal 2009 estimated federal income taxes as a result of a difference between actual and forecasted profitability, primarily in the fourth quarter.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Significant Non-cash Investing and Financing Transactions

During the nine months ended December 31, 2009 and 2008, the Company purchased $3.1 million and $5.8 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

(17) BENEFIT PLANS

Historically, the Company has participated in a number of multi-employer pension plans providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

During fiscal 2010 and 2009, in connection with the renewal of certain CBAs, the Company negotiated its withdrawal from multi-employer defined benefit pension plans (“MEPP”) in about half of the CBAs providing for such plans, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, and continued participation by the Company and other employers in the MEPP. The Company recognized charges related to the withdrawal from these plans of $4.9 million ($3.0 million after tax) and $840 thousand ($511 thousand after tax) for the three month periods ended December 31, 2009 and 2008 and of $6.6 million ($4.1 million after tax) and $1.4 million ($875 thousand after tax) for the nine month periods ended December 31, 2009 and 2008, respectively. Multi-employer pension plan withdrawal liabilities amounted to $13.0 million at December 31, 2009 and $6.2 million at March 31, 2009.

Over the next two years, the Company intends to negotiate its withdrawal from the MEPPs provided for in six remaining CBAs that provide for such plans. These CBAs cover approximately 80 employees. The most recent plan data available from the MEPPs is as of December 31, 2008. Based on this data and assuming a complete withdrawal from these MEPPs, the Company estimates the withdrawal liability, as of December 31, 2009, to be approximately $7 million. This estimate is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining six CBAs.

(18) SUBSEQUENT EVENTS

On January 26, 2010, the Company repurchased $13.4 million of the 2008 Notes at a price of 105.5%. A loss on the early extinguishment of debt of approximately $900 thousand ($550 thousand after tax) will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs during the fourth quarter ending March 31, 2010.

On January 28, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.22 per share, an increase of 22% over the previous quarterly dividend of $0.18 per share. The dividend is payable March 31, 2010 to stockholders of record as of March 15, 2010.

On February 5, 2010 Air Products and Chemicals, Inc. (NYSE: APD) (“Air Products”) issued a press release announcing its offer to acquire the Company for $60.00 per share. Airgas’ Board of Directors is reviewing the proposal with its financial and legal advisors. In connection with the offer, Air Products has commenced litigation against Airgas and its directors in the Delaware Court of Chancery.

The Company completed a subsequent events review through February 8, 2010, which is the date the Company’s consolidated financial statements for the interim period ended December 31, 2009 were issued.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2009 (“current quarter”) of $942 million compared to $1.1 billion for the quarter ended December 31, 2008 (“prior year quarter”), a decline of 13%. Total same-store sales declined 14%, with hardgoods down 19% and gas and rent down 11%. Acquisitions contributed 1% sales growth in the quarter. The same-store sales decline was principally volume related with sales volumes down 11% and pricing down 3%. Pricing for most products was stable or down moderately. Steep declines in the Company’s selling price to customers in response to price reductions from the Company’s suppliers for ammonia and filler metals accounted for the majority of the pricing decline.

Company management regularly reviews revenue results in not only a year-over-year manner, but also in terms of sales per selling day, a metric commonly used in operating the business. Daily sales increased 1% sequentially from the second to the third quarter of fiscal 2010, with daily sales increasing 2% sequentially for the Distribution business segment, marking the first sequential increase in daily sales rates since the second quarter of fiscal 2009.

The Company’s operating margin declined 150 basis points to 10.6% in the current quarter compared to 12.1% in the prior year quarter. The decline in the current quarter’s operating margin reflects the impact of lower sales and $4.9 million ($3.0 million after tax) or $0.04 per diluted share charges related to withdrawals from multi-employer pension plans (“MEPP”), partially offset by gross margin expansion of 220 basis points from the prior year quarter and the impact of cost reduction and operating efficiency initiatives. The MEPP charges accounted for 50 basis points (one-third) of the decline in operating margins – see further discussion below. The results for the current quarter also included charges related to the early extinguishment of debt of $6.7 million ($4.2 million after tax) or $0.05 per diluted share during the current quarter. Net earnings per diluted share declined 26% in the current quarter to $0.56 compared to $0.76 in the prior year quarter. The MEPP and debt extinguishment charges accounted for 12% of the 26% decline in net earnings per diluted share.

Cost Reduction and Operating Efficiency Initiatives

In response to the slowing economy, the Company reacted quickly and effectively to mitigate the impact of declining sales. Between December 2008 and September 2009, as previously announced, the Company fully implemented $57 million of annual expense reductions, which were in addition to $10 million of expected annual savings in fiscal 2010 from ongoing efficiency initiatives.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in a number of multi-employer pension plans providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers. In connection with the renewal of four CBAs during the current quarter, the Company negotiated its withdrawal from participation in underfunded multi-employer pension plans and will now contribute to a defined contribution plan for the affected union employees. Ratification of the CBAs led to the $4.9 million ($3.0 million after tax) MEPP withdrawal charges during the current quarter. Over the next two years, the Company intends to negotiate its withdrawal from the MEPPs provided for in six remaining CBAs that provide for such plans. These CBAs cover approximately 80 employees.

Loss on Debt Extinguishment

On October 13, 2009, the Company redeemed in full its $150 million 6.25% senior subordinated notes due July 15, 2014 (the “2004 Notes”) at a premium of 103.125% of the principal amount with borrowings under the Company’s revolving credit facility. In conjunction with the redemption of the 2004 Notes, the Company recognized a loss on the early extinguishment of debt of $6.1 million ($3.8 million after tax).

Also during the current quarter, the Company repurchased an additional $13 million of its original $400 million 7.125% senior subordinated notes that are due on October 1, 2018 (the “2008 Notes”) at a price of 103.5%. In conjunction with the repurchase of the 2008 Notes, the Company recognized a loss on the early extinguishment of debt of $607 thousand ($382 thousand after tax).

As a result of the current quarter transactions, the Company recognized a total loss on the early debt extinguishment of $6.7 million ($4.2 million after tax). The loss related to the redemption and repurchase premiums as well as the write-off of unamortized debt issuance costs.

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

Looking Forward

Prevailing economic conditions offer limited visibility into future sales and earnings, which should be taken into consideration when evaluating the Company’s guidance. Looking forward, the Company expects earnings per diluted share of $0.67 to $0.71 for the fourth quarter ending March 31, 2010.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales decreased 13% to $942 million for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, driven by a same-store sales decline of 14% partially offset by incremental sales of 1% contributed by acquisitions. Gas and rent same-store sales declined 11% and hardgoods declined 19%. Same-store sales were driven by volume declines of 11% and a 3% price decline. Lower sales volumes for the current quarter reflect broad-based weakness across most customer segments and geographies as compared to the prior year quarter. In the prior year quarter, the Company’s sales remained relatively strong late into the quarter. Current quarter pricing for most products was stable or down moderately. Steep declines in the Company’s selling price to customers in response to price reductions from the Company’s suppliers for ammonia and filler metals accounted for the majority of the pricing decline. Strategic product sales mitigated the decline in same-store sales. Strategic products account for about 40% of revenues and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. While consolidated same-store sales declined 14%, strategic products declined 4% on a same-store sales basis in the current quarter compared to the prior year.

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

Net Sales	Three Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$851,821	$968,924	$(117,103)	-12%
All Other Operations	96,134	116,645	(20,511)	-18%
Intercompany eliminations	(5,848)	(6,836)	988

	$942,107	$1,078,733	$(136,626)	-13%

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

Distribution business segment sales declined 12% compared to the prior year quarter with a decline in same-store sales of 14%, partially offset by incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment gas and rent same-store sales declined 10% with volumes down 8% and pricing down 2%. The decline in pricing was driven by lower costs related to both purchased and produced gases, increased price competition as well as some pricing decline in welder rentals. Hardgoods same-store sales declined 19% with volumes down 17% and pricing down 2%. The decline in pricing reflects a decline in costs and pricing for filler metals. Both gas and rent and hardgoods volumes were negatively impacted by the general slowdown in economic activity, the delay or deferment of capital projects by our customers and the low level of turnaround maintenance activity following plant outages for the Company’s rental welder business. On a daily sales basis, Distribution business segment sales increased 2% sequentially from the second quarter.

Sales of strategic gas products sold through the Distribution business segment in the current quarter declined 3% from the prior year quarter. Among strategic gas products, bulk gas sales were down 5% due to the impact of production slowdowns in the metal fabrication and steel segments, as well as reduced activity from oil field service customers, partially offset by growth in the food-freezing segment. Sales of medical gases were up 2% as a result of new business signings, partially offset by slowing in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were down 7% driven primarily by a softening in demand in the chemical processing industry.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 16% for the quarter, while the related rental revenues were down only 3%. In addition, revenues from the Company’s rental welder business experienced a 23% decline in same-store sales.

Contributing to the decline in Distribution hardgoods same-store sales were declines in both safety products and our Radnor® brand product offerings. Safety product sales declined 5% in the quarter attributed to low plant operating rates and rising unemployment. Our Radnor® private label line was down 17% for the quarter, driven by the overall drop in hardgoods volumes.

The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales decreased 18% compared to the prior year quarter, both in total and on a same-store basis. The sales decline was driven largely by lower pricing in ammonia products related to a corresponding drop in cost from suppliers, which offset higher ammonia volumes. Additionally, lower wholesale refrigerant volumes reflecting sluggish contractor demand contributed to the sales decline.

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

Consolidated gross profits (excluding depreciation) decreased 9% principally due to a same-store sales decline offset somewhat by an expansion of gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current quarter increased 220 basis points to 55.8% compared to 53.6% in the prior year quarter.

Gross Profits (ex. Depr.)	Three Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$478,406	$527,362	$(48,956)	-9%
All Other Operations	47,337	50,565	(3,228)	-6%

	$525,743	$577,927	$(52,184)	-9%

The Distribution business segment’s gross profits (excluding depreciation) decreased 9% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.2% versus 54.4% in the prior year quarter, an increase of 180 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 61.1% in the current quarter as compared to 58.2% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) decreased 6%, primarily as a result of lower sales pricing for ammonia, lower volumes for refrigerants and lower surcharges related to carbon dioxide and dry ice sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 590 basis points to 49.2% in the current quarter from 43.3% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by margin improvement in the ammonia business as price reductions from the Company’s suppliers exceeded the Company’s lower selling price to customers. Product mix also contributed to the margin improvement.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses declined $26 million, or 7%, in the current quarter as compared to the prior year quarter resulting from a $32 million decline in operating costs partially offset by approximately $6 million of incremental operating costs associated with acquired businesses. The $32 million decrease in operating costs reflects lower variable costs due to the decline in sales and benefits from the Company’s cost reduction and operating efficiency initiatives. As a percentage of net sales, SD&A expense increased 250 basis points to 38.9% compared to 36.4% in the prior year quarter driven by the overall decline in sales and by the shift in sales mix to gas, which carries higher operating expenses in relation to sales and corresponding higher gross margins. Additionally, current quarter SD&A expenses include charges of $4.9 million related to withdrawals from multi-employer pension plans as compared to $840 thousand related to such withdrawals in the prior year quarter.

Depreciation expense of $54 million increased $4 million, or 8%, in the current quarter as compared to the prior year quarter. The increase primarily reflects the two new air separation units in New Carlisle, Indiana, and Carrollton, Kentucky, capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks, and rental welders, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $6 million in the current quarter increased slightly as compared to the prior year quarter’s amortization expense of $5 million.

Operating Income

Consolidated operating income of $100 million decreased 23% in the current quarter on significant slowing in sales partially offset by gross profit margin (excluding depreciation) expansion and the Company’s cost reduction and operating efficiency initiatives. The operating income margin decreased 150 basis points to 10.6% compared to 12.1% in the prior year quarter. The MEPP withdrawal charges accounted for approximately 50 basis points of the decline in operating margins.

Operating Income	Three Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$89,306	$116,995	$(27,689)	-24%
All Other Operations	10,683	13,527	(2,844)	-21%

	$99,989	$130,522	$(30,533)	-23%

Operating income in the Distribution business segment decreased 24% in the current quarter. The Distribution business segment’s operating income margin decreased 160 basis points to 10.5% compared to 12.1% in the prior year quarter. The operating margin decline was driven by the significant decline in sales and the $4.9 million MEPP charges, partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion and the Company’s cost reduction and operating efficiency initiatives. The MEPP charges accounted for approximately 50 basis points of the operating margin decline.

Operating income in the All Other Operations business segment decreased 21% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 11.1% was 50 basis points lower than the operating income margin of 11.6% in the prior year quarter. The decrease in operating margin resulted principally from margin compression in the Company’s refrigerants business due to lower sales volumes.

Interest Expense, net, and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $16 million, representing a decrease of $10 million, or 38%, compared to the prior year quarter. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments and lower average debt levels. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”).

The Company participates in a securitization agreement with three commercial banks to sell up to $345 million of qualifying trade receivables ($360 million at December 31, 2008). The amount of outstanding receivables under the agreement was $268 million at December 31, 2009 versus $360 million at December 31, 2008. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Loss on Debt Extinguishment

During the current quarter, the Company redeemed in full its $150 million 2004 Notes at a price of 103.125% of the principal amount. Also during the current quarter, the Company repurchased $13.4 million of its 2008 Notes at a price of 103.5%. In conjunction with these transactions, the Company recognized losses on the early extinguishment of debt of $6.7 million. The losses related to the redemption premium and the write-off of unamortized debt issuance costs. On January 26, 2010, the Company repurchased $13.4 million of the 2008 Notes at a price of 105.5%. A loss on the early extinguishment of debt of approximately $900 thousand will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs during the fourth quarter ending March 31, 2010.

Income Tax Expense

The effective income tax rate was 39.0% of pre-tax earnings in the current quarter compared to 39.2% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2010 to be between 39.0% and 39.5% of pre-tax earnings.

Net Earnings

Net earnings were $46.9 million, or $0.56 per diluted share, compared to $62.9 million, or $0.76 per diluted share, in the prior year quarter. The current quarter’s net earnings include the loss related to the early debt extinguishment of $6.7 million ($4.2 million after tax) or $0.05 per diluted share and the charges related to withdrawals from multi-employer pension plans of $4.9 million ($3.0 million after tax) or $0.04 per diluted share.

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales decreased 14% to $2.9 billion for the nine months ended December 31, 2009 (“current period”) compared to the nine months ended December 31, 2008 (“prior year period”), driven by a same-store sales decline of 17% partially offset by incremental sales of 3% contributed by acquisitions. Gas and rent same-store sales declined 12% and hardgoods declined 24%. Same-store sales were driven by volume declines of 16% and a 1% price decline. Strategic products account for about 40% of revenues. In the aggregate, strategic products declined 8% on a same-store sales basis in the current period compared to the prior year period with growth in medical gases offset by declines in all other strategic product categories.

Net Sales	Nine Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$2,581,121	$3,024,409	$(443,288)	-15%
All Other Operations	320,757	353,770	(33,013)	-9%
Intercompany eliminations	(18,248)	(20,824)	2,576

	$2,883,630	$3,357,355	$(473,725)	-14%

Distribution business segment sales declined 15% compared to the prior year period with a decline in same-store sales of 16%, partially offset by incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment gas and rent same-store sales declined 10% driven entirely by lower volumes. Hardgoods same-store sales declined 24%, also driven by lower volumes. Gas and rent, and hardgoods volumes were negatively impacted by the general slowdown in economic activity and customers delaying or deferring capital projects.

Sales of strategic gas products sold through the Distribution business segment in the current period declined 5%. Among strategic gas products, bulk gas sales were down 7% due to the impact of production slowdowns in the metal fabrication and steel customer segments, as well as reduced activity from oil field service customers. The decline in bulk gas sales related to these customer segments was partially offset by growth in the food-freezing customer segment. Medical gases were up 2% as a result of new business signings, which were partially offset by slowing in overall demand for medical gases related to elective and non-critical medical procedures. Specialty gases were down 10% resulting from a general softening in demand in the chemicals processing industry as well as strong sales of high-value rare gases in the prior year period.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 18% for the current period, while the related rental revenues were down only 1%. In addition, revenues from the Company’s rental welder business experienced a 21% decline in same-store sales as compared to the prior year period.

Distribution hardgoods same-store sales declined 24% driven by lower volumes. Safety product sales declined 13% in the current period attributed to plant shutdowns, shift reductions, and rising unemployment. Our Radnor® private label line was down 21% for the current period, driven by the overall drop in hardgoods volumes.

The All Other Operations business segment sales decreased 9% compared to the prior year period with a 20% decline in same-store sales offset by incremental sales of 11% contributed by acquisitions, primarily related to the refrigerants business. The decline in same-store sales reflects lower pricing for ammonia products, a decline in carbon dioxide and dry ice volumes, and reduced refrigerant volumes. Lower ammonia pricing to customers reflects the Company’s lower product costs from suppliers. Reduced carbon dioxide volumes reflect weakness in the beverage carbonation customer segment. Dry ice volumes were impacted by a decline in the airline services customer segment and strong prior year period sales during the second quarter in the wake of major hurricanes. Refrigerants volume declined primarily due to mild summer weather in the eastern U.S. along with customers’ deferral of HVAC maintenance and conversion projects in light of the current economic downturn.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) decreased 9% principally due to a same-store sales decline offset somewhat by an expansion of gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current period increased 310 basis points to 55.5% compared to 52.4% in the prior year period primarily driven by margin expansion in the Distribution business segment resulting from a favorable shift in sales mix.

Gross Profits (ex. Depr. Exp.)	Nine Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$1,445,968	$1,606,893	$(160,925)	-10%
All Other Operations	155,029	153,171	1,858	1%

	$1,600,997	$1,760,064	$(159,067)	-9%

The Distribution business segment’s gross profits (excluding depreciation) decreased 10% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.0% versus 53.1% in the prior year period, an increase of 290 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 61.0% in the current period as compared to 56.4% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 1% driven primarily by acquisition growth and by margin expansion in the ammonia business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 500 basis points to 48.3% in the current period from 43.3% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business as price reductions from the Company’s suppliers exceeded the Company’s lower selling price to customers. Product mix also contributed to the margin improvement.

Operating Expenses

SD&A expenses declined $77 million, or 7%, in the current period as compared to the prior year period resulting from a $104 million decline in operating costs partially offset by approximately $27 million of incremental operating costs associated with acquired businesses. The $104 million decrease in operating costs reflects lower variable costs due to the decline in sales, the benefits from the Company’s cost reduction and operating efficiency initiatives, and lower diesel fuel costs. As a percentage of net sales, SD&A expense increased 320 basis points to 38.5% compared to 35.3% in the prior year period driven by the overall decline in sales and by the shift in sales mix to gas, which carries higher operating expense in relation to sales and corresponding higher gross margins. Additionally, current period SD&A expenses include charges of $6.6 million related to withdrawals from multi-employer pension plans as compared to $1.4 million in the prior year period.

Depreciation expense of $158 million increased $11 million, or 8%, in the current period as compared to the prior year period. Acquired businesses contributed approximately $2 million of the increase. The remaining increase primarily reflects the two new air separation units in New Carlisle, Indiana, and Carrollton, Kentucky, capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks, and rental welders, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $16 million in the current period was consistent with the prior year period.

Operating Income

Consolidated operating income of $318 million decreased 23% in the current period on significant slowing in sales partially offset by gross profit margin (excluding depreciation) expansion, and the benefits from the Company’s cost reduction and operating efficiency initiatives. The operating income margin decreased 120 basis points to 11.0% compared to 12.2% in the prior year period.

Operating Income	Nine Months Ended December 31,		Increase/ (Decrease)
(In thousands)	2009	2008
Distribution	$271,442	$364,593	$(93,151)	-26%
All Other Operations	46,273	45,769	504	1%

	$317,715	$410,362	$(92,647)	-23%

Operating income in the Distribution business segment decreased 26% in the current period. The Distribution business segment’s operating income margin decreased 160 basis points to 10.5% compared to 12.1% in the prior year period. The operating margin decline was driven by the significant decline in sales and the $6.7 million (30 basis points) MEPP charges, partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion and the Company’s cost reduction and operating efficiency initiatives that were implemented in response to slowing sales.

Operating income in the All Other Operations business segment increased 1% compared to the prior year period. The All Other Operations business segment’s operating income margin of 14.4% was 150 basis points higher than the operating income margin of 12.9% in the prior year period. The increase in operating margin was driven principally by the gross margin expansion in the ammonia business and, to a lesser extent, production process efficiencies in the Company’s dry ice business.

Interest Expense, net, and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $54 million, representing a decrease of $19 million, or 26%, compared to the prior year period. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments.

Loss on Debt Extinguishment

During the current period, the Company redeemed in full its $150 million 2004 Notes at a premium of 103.125% of the principal amount. Additionally, the Company repurchased $58.1 million of its 2008 Notes at an average price of 102.2% in September 2009, and an additional $13.4 million of its 2008 Notes at a price of 103.5% in November 2009. In conjunction with these transactions, the Company recognized losses on the early extinguishment of debt of $8.7 million. The losses related to the redemption premium and the write-off of unamortized debt issuance costs. On January 26, 2010, the Company repurchased $13.4 million of the 2008 Notes at a price of 105.5%. A loss on the early extinguishment of debt of approximately $900 thousand will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs during the fourth quarter ending March 31, 2010.

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

Net Earnings

Net earnings were $156.2 million, or $1.87 per diluted share, compared to $204.6 million, or $2.43 per diluted share, in the prior year period. The current period’s net earnings include losses related to the early debt extinguishment of $8.7 million ($5.5 million after tax) or $0.07 per diluted share, and charges related to withdrawals from multi-employer pension plans of $6.6 million ($4.1 million after tax) or $0.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $412 million for the nine months ended December 31, 2009, consistent with the comparable prior year period, as the current period’s decline in net earnings and the trade receivable securitization was offset by lower working capital requirements. Net earnings adjusted for non-cash and non-operating items provided cash of $400 million versus $452 million in the prior year period. The trade receivables securitization used cash of $44 million during the current period, reflecting lower sales and a corresponding lower level of trade receivables available for sale under the program. Exclusive of the cash used by the trade receivables securitization, working capital provided cash of $58 million in the current period versus the use of cash of $41 million during the prior year period. Lower inventory levels in response to declining sales were a primary source of cash from working capital during the current period.

Net cash used in investing activities in the current period totaled $260 million and primarily consisted of cash used for capital expenditures and business acquisitions. Cash used in investing activities decreased $264 million from the comparable prior year period primarily to due decreased capital spending and less acquisition activity during the current year period. The decrease in capital expenditures from $282 million in the prior year period to $192 million in the current period primarily reflects the completion of the New Carlisle, Indiana and Carrollton, Kentucky air separation units and reduced expenditures in response to the decline in sales. The Company made acquisition-related cash payments of $75 million in the nine months ended December 31, 2009 primarily associated with the purchase of four businesses. During the prior year period, the Company used cash of $253 million to acquire twelve businesses and settle holdback liabilities.

Net cash used by financing activities in the current period totaled $165 million, principally reflecting the net repayment of $149 million of debt. On September 11, 2009, the Company issued $400 million of 4.5% fixed rate, senior notes (the “2009 Notes”). The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. The Company used the net proceeds to reduce the borrowings under its credit facility. On October 13, 2009, the Company redeemed $150 million of its 2004 Notes at a price of 103.125% of the principal. During the nine months ended December 31, 2009, the Company also repurchased $71.5 million of its 2008 Notes at an average price of 102.5%. Losses on the early extinguishment of debt of $8.7 million were recognized related to the redemption premium and the write-off of unamortized debt issuance costs on the above transactions during the nine months ended December 31, 2009. The Company also paid dividends of $44 million, or $0.18 per share in each of the first three quarters of fiscal 2010, as compared to $33 million, or $0.12 per share in each of the first two quarters in the prior year and $0.16 per share in the third quarter of the prior year.

On January 28, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.22 per share. The dividend is payable March 31, 2010 to stockholders of record as of March 15, 2010. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, cash flows, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At December 31, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of December 31, 2009, the Company had approximately $869 million of borrowings under the Credit Facility: $495 million under the U.S. dollar revolver, $330 million under the term loans, $32 million (in U.S. dollars) under the multi-currency revolver and C$12 million (U.S. $12 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. During the second fiscal quarter, the Company’s credit ratings were upgraded resulting in a lowering of the interest rate spreads on the borrowings above. The U.S. dollar revolver borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of December 31, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.72%, 0.75%, 0.99% and 0.99%, respectively.

The debt covenants under the Company’s revolving credit facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off-balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by the total of interest expense and discount on securitization of trade receivables, also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At December 31, 2009, the Company’s leverage ratio was 2.8 times and its interest coverage ratio was 8.6 times. Based on the leverage ratio at December 31, 2009, the Company could incur an additional $831 million of debt. However, the Company’s borrowing capacity under the Credit Facility is limited to the size of the facility. As of December 31, 2009, approximately $523 million remained unused under the Credit Facility. Therefore, the financial covenants do not limit the Company’s ability to borrow the unused portion of the Credit Facility.

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

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2009, there were no advances outstanding under the agreement.

Senior Notes

On September 11, 2009, the Company issued $400 million of its 2009 Notes. The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. The net proceeds from the sale of the 2009 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2009 Notes bear interest at a fixed annual rate of 4.5%, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2010. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

Senior Subordinated Notes

At December 31, 2009, the Company had $328.5 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount. On January 26, 2010, the Company repurchased $13.4 million of the 2008 Notes at a price of 105.5%. A loss on the early extinguishment of debt of approximately $900 thousand will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs during the fourth quarter ending March 31, 2010.

The 2008 and 2009 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. With the July 31, 2009 credit rating upgrades and the October 13, 2009 redemption of the 2004 Notes, the subsidiary guarantees on the 2008 and 2009 Notes were released.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2009, acquisition and other notes totaled $17 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million and the Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt. During the nine months ended December 31, 2009, the Company sold approximately $2.6 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $2.6 billion in collections on those receivables. The amount of receivables sold under the Agreement was $268 million at December 31, 2009 and $311 million at March 31, 2009.

The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $149.6 million at December 31, 2009, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. As disclosed in Note 10 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.

The Agreement expires in March 2010. The Company is evaluating the renewal of the current arrangement and continues to evaluate this and other financing alternatives. Other financing alternatives include drawing down on the unused portion of the Company’s Credit Facility, which was $523 million at December 31, 2009, issuing additional senior notes or any combination of renewing a smaller agreement, issuing senior notes and financing under the Company’s Credit Facility. The Company anticipates renewing the Agreement or having other financing alternatives in place before the Agreement’s expiration in March 2010.

Interest Rate Swap Agreements

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. During the nine months ended December 31, 2009, eleven fixed interest rate swap agreements with an aggregate notional amount of $377 million matured. At December 31, 2009, the Company had seven fixed interest rate swap agreements outstanding with an aggregate notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed-rate debt. At December 31, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.73%. The remaining terms of these swap agreements range from 9 to 12 months. For the nine months ended December 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $7.2 million, or $4.7 million after tax. For the nine months ended December 31, 2008, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $5.4 million, or $3.5 million after tax.

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

        As disclosed in Note 10 to the Consolidated Financial Statements, the fair value of the Company’s interest rate swaps is classified as a Level 2 input on the fair value hierarchy because it is calculated using observable interest rates and yield curves adjusted for non-performance risk. The Company’s interest rate swaps are highly effective at offsetting changes in cash flows on its Credit Facility. Accordingly, additional cash payments or cash receipts under the interest rate swaps offset lower or higher interest rate payments under the Company’s Credit Facility. Changes in the fair value of an interest rate swap agreement are reported on the Consolidated Balance Sheet in “Accumulated other comprehensive income (loss).”

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.2 million.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of December 31, 2009:

(In thousands)	Total	Remainder of fiscal 2010 (a)	Payments Due by Period		More than 5 Years (a)
Contractual Obligations			1 to 3 Years (a)	3 to 5 Years (a)
Long-term debt (1)	$1,614,629	$2,214	$882,080	$1,245	$729,090
Estimated interest payments on long-term debt (2)	299,713	12,221	90,912	82,965	113,615
Estimated payments on interest rate swap agreements (3)	5,292	1,669	3,623
Non-compete agreements (4)	20,609	1,004	8,105	5,796	5,704
Letters of credit (5)	41,741	500	41,241
Operating leases (6)	247,509	21,722	131,382	61,718	32,687
Purchase obligations:
Liquid bulk gas supply agreements (7)	810,605	33,961	228,123	207,060	341,461
Liquid carbon dioxide supply agreements (8)	188,687	4,306	29,160	26,652	128,569
Other purchase commitments (9)	1,728	1,728	—	—	—
Construction commitments (10)	4,221	—	4,221

Total Contractual Obligations	$3,234,734	$79,325	$1,418,847	$385,436	$1,351,126

(a)

The “Remainder of fiscal 2010” column relates to obligations due in fiscal 2010. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2009. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of Fiscal 2010” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 8 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2009. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of December 31, 2009. Actual payments or receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at December 31, 2009 include approximately $179 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

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

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2010 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)

The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2010 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

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

(9)	Other purchase commitments primarily include property, plant and equipment expenditures.

(10)	Construction commitments represent outstanding commitments to customers primarily to construct a raw liquid carbon dioxide plant in Camilla, GA.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangement consists of its trade receivable securitization agreement with three commercial banks to sell, on a revolving basis, up to $345 million of qualified trade receivables. The agreement is a form of off-balance sheet financing and expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, trade receivables are sold on a monthly basis to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivable sold, which is included in “Trade receivables” on the accompanying Consolidated Balance Sheet. At December 31, 2009, the amount of retained interest in the receivables sold was $149.6 million.

The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at December 31, 2009 and the amount of the anticipated discount to be taken, based on market rates at December 31, 2009, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The trade receivables securitization agreement expires in March 2010. The Company is evaluating the renewal of the current arrangement and continues to evaluate this and other financing alternatives. Other financing alternatives include drawing down on the unused portion of the Company’s Credit Facility, which was $523 million at December 31, 2009, issuing additional senior notes or any combination of renewing a smaller agreement, issuing senior notes and financing under the Company’s Credit Facility. The Company anticipates renewing the Agreement or having other financing alternatives in place before the Agreement’s expiration in March 2010.

(In thousands)			Payments Due by Period
Off-balance sheet obligations as of December 31, 2009:	Total	Remainder of fiscal 2010	1 to 3 Years	3 to 5 Years	More than 5 Years
Trade receivables securitization	$267,900	$267,900		$—	$—
Estimated discount on securitization	308	308		—	—

Total off-balance sheet obligations	$268,208	$268,208	$—	$—	$—

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation of annual savings in fiscal 2010 from ongoing efficiency initiatives; the Company’s intention to negotiate its withdrawal from the MEPPs provided for in six remaining CBAs that provide for such plans over the next two years; the Company’s expectation of earnings of $0.67 to $0.71 per diluted share for the fourth quarter ending March 31, 2010; the Company’s belief as to the long-term growth potential of its strategic products; the Company’s expectation that its overall effective tax rate for fiscal 2010 will range from 39.0% to 39.5% of pre-tax earnings; the Company’s ability and intention to refinance principal payments on its outstanding term loans with borrowings under its long-term revolving credit facilities; the Company’s expectation of renewing its accounts receivables securitization or having other financing alternatives in place before the expiration of its accounts receivables securitization agreement in March 2010; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.2 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; and the Company’s estimates of purchase commitments associated with product supply agreements and the belief that the minimum product purchases under the agreements are within the Company’s normal product purchases.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; continued weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2010 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; the Company’s inability to continue sales of strategic products in markets growing faster than GDP; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance principal and interest payments on the term loans due to a lack of availability under the revolving credit facilities; the inability to extend or refinance the trade receivable securitization when it comes due; limitations on the

Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; our ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on our customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current recessionary trends in the U.S. economy; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from the Company’s multi-employer pension plans; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at December 31, 2009. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2010 (a)	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$2.2	$9.9	$3.2	$0.7	$0.5	$0.5	$17	$18
Interest expense	0.2	0.6	0.2	0.1	0.1	0.1	1.3
Average interest rate	6.07%	6.16%	6.21%	6.20%	5.97%	4.30%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$329	$329	$343
Interest expense	5.9	23.4	23.4	23.4	23.4	105.3	204.8
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 9/15/2014	$—	$—	$—	$—	$—	$400	$400	$410
Interest expense	4.5	18.0	18.0	18.0	18.0	8.3	84.8
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$495	$—	$—	$—	$495	$485
Interest expense	0.9	3.6	1.1	—	—	—	5.6
Interest rate (b)	0.72%	0.72%	0.72%	—	—	—
Revolving credit borrowings - Canadian	$—	$—	$12	$—	$—	$—	$12	$12
Interest expense	—	0.1	0.1	—	—	—	0.2
Interest rate (b)	0.99%	0.99%	0.99%	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$32	$—	$—	$—	$32	$31
Interest expense	0.1	0.3	0.1	—	—	—	$0.5
Interest rate (b)	0.99%	0.99%	0.99%	—	—	—

(In millions)	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	Thereafter	Total	Fair Value
Variable Rate Debt (cont):
Term loans (c)	$—	$71	$259	$—	$—	$—	$330	$323
Interest expense	0.6	2.5	0.5	—	—	—	3.6
Interest rate (c)	0.75%	0.75%	0.75%	—	—	—
Interest Rate Swaps:
7 swaps (receive variable) pay fixed Notional amounts	$—	$250	$—	$—	$—	$—	$250	5.3
Swap payments (receipts)	$1.7	$3.6	$—	$—	$—	$—	5.3
$250 million notional amount
Variable forward receive rate = 0.73%
Weighted average pay rate = 3.21%
Other Off-Balance Sheet
LIBOR-based Agreement (d):
Trade receivables securitization	$268	$—	$—	$—	$—	$—	$268	$268
Discount on securitization	$0.3	$—	$—	$—	$—	$—	$0.3
Variable discount rate at 12/31/2009 of 0.55%

(a)	March 31, 2010 financial instrument maturities and interest expense relate to the period of January 1, 2010 through March 31, 2010.
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

(c)

The consolidated financial statements reflect the term loan principal payments due through December 31, 2010 as long-term based on the Company’s ability and intention to refinance those principal payments with its U.S. dollar revolving credit line.

(d)

The trade receivables securitization agreement expires in March 2010. The Company is evaluating the renewal of the current arrangement and continues to evaluate this and other financing alternatives. Other financing alternatives include drawing down on the unused portion of the Company’s Credit Facility, which was $523 million at December 31, 2009, issuing additional senior notes or any combination of renewing a smaller agreement, issuing senior notes and financing under the Company’s Credit Facility. The Company anticipates renewing the Agreement or having other financing alternatives in place before the Agreement’s expiration in March 2010.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of December 31, 2009, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 8, 2010	AIRGAS, INC.

(Registrant)

	BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.