Form 10-K
period 2010-03-31
AIRGAS INC
filed 2010-05-27
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, Pennsylvania	19087-5283
(Address of principal executive offices)	(Zip Code)

(610) 687-5253

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the 74,061,560 shares of voting stock held by non-affiliates of the registrant was approximately $3.6 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2009. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

The number of shares of common stock outstanding as of May 25, 2010 was 83,470,423.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (when it is filed) are incorporated by reference into Part III of this Report.

AIRGAS, INC.

PART I

PART I

ITEM 1.	BUSINESS.

GENERAL

Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986 and, through its subsidiaries, is the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. Products reach customers through an integrated network of more than 14,000 employees and approximately 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities and distribution centers. The Company’s national scale and strong local presence offer a competitive edge to its diversified customer base.

The Company’s consolidated sales were $3.86 billion, $4.35 billion and $4.02 billion in the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries are based on the point of sale and were $77 million, $86 million and $63 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4.0% of the consolidated total long-lived assets of the Company and were $141 million, $116 million and $74 million at March 31, 2010, 2009 and 2008, respectively.

Since its inception, the Company has made approximately 400 acquisitions. During fiscal 2010, the Company acquired six businesses with aggregate historical annual sales of more than $47 million. The largest of these businesses was Tri-Tech, a Florida-based industrial gas and welding supply distributor with 16 locations throughout Florida, Georgia, and South Carolina with historical annual sales of approximately $31 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations. The Company paid a total of $80.8 million in cash to acquire these businesses and settle holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. See Note 3 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.

The Company has two reporting segments, Distribution and All Other Operations. The Distribution business segment primarily engages in the distribution of industrial, medical and specialty gases and hardgoods, and in the production of gases to supply the regional distribution companies. The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 23 to the Company's Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows.

DISTRIBUTION BUSINESS SEGMENT

The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2010, 2009 and 2008.

Principal Products and Services

The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment’s business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 61%, 57% and 56% of the Distribution business segment’s sales in fiscal years 2010, 2009 and 2008, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 39%, 43% and 44% of the Distribution business segment’s sales in fiscal years 2010, 2009 and 2008, respectively.

Principal Markets and Methods of Distribution

The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. Airgas’ market focus has primarily been on packaged gas distribution supplying customers with product in gaseous form in cylinders, in liquid form in dewars, and in less-than-truckload liquid bulk quantities. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for packaged gases and welding hardgoods to have been approximately $12 billion in annual revenue during its fiscal 2010, and expects the market to expand in fiscal 2011. Packaged gases and welding hardgoods are generally delivered to customers on Company-owned trucks, although third-party carriers are also used in the delivery of welding and safety products, and customers can purchase products at retail branch stores and through catalogs and eBusiness.

Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with an estimated 25% market share. The Company’s competitors in this market include local and regional independent distributors that account for about half of the market’s annual revenues, and large independent distributors and vertically integrated gas producers, which account for the remainder of the market. Packaged gas distribution is a regional business because it is generally not economical to transport gas cylinders more than 50 to 100 miles. The regionalized nature of the business makes these markets highly competitive. Competition is generally based on reliable product delivery, product availability, technical support, quality, and price. The Company also sells safety products. The Company believes the U.S. market for safety products was more than $6 billion during its fiscal 2010, and expects the market to expand in fiscal 2011. Airgas’ share is almost 10%.

Customer Base

The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers. The Company’s largest customer accounts for approximately 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total fiscal 2010 net sales:

•	Repair & Maintenance (30%)

•	Industrial Manufacturing (23%)

•	Energy and Infrastructure Construction (10%)

•	Medical (9%)

•	Petrochemical (7%)

•	Food and Beverage (6%)

•	Retail and Wholesale (4%)

•	Analytical (3%)

•	Utilities (3%)

•	Transportation (2%)

•	Other (3%).

Supply

The Company’s internal atmospheric gas production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest producer of atmospheric gases in North America. In addition, the Company purchases industrial, medical and specialty gases pursuant to contracts with national and regional producers of industrial gases. The Company is party to a long-term take-or-pay supply agreement in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, helium and hydrogen. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreements. The Company also has long-term take-or-pay supply agreements with The Linde Group, AG (“Linde AG”) to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $55 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. The agreements expire at various dates through 2024, and annual purchases under these contracts are approximately $20 million. The annual purchase commitments above reflect estimates based on fiscal 2010 purchases.

The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. If a long-term supply agreement with a major supplier of gases or other raw materials were terminated, the Company would look to utilize available internal production capacity and locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods were terminated, it would be able to negotiate comparable alternative supply arrangements.

ALL OTHER OPERATIONS

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice (solid form of carbon dioxide), nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments.

Carbon Dioxide & Dry Ice

Airgas is the second largest U.S. manufacturer and distributor of liquid carbon dioxide, and the largest U.S. manufacturer and a leading distributor of dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within this business, as the Company generally experiences a higher level of dry ice sales during the warmer months. With 11 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the United States. Additionally, Airgas operates five carbon dioxide production facilities. The Company’s carbon dioxide production capacity is supplemented by long-term take-or-pay supply contracts.

Nitrous Oxide

Airgas is the largest manufacturer of nitrous oxide gas in North America, with four nitrous oxide production facilities operated by the Company. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and in the manufacturing process of certain electronics industries. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.

Specialty Products

Airgas Specialty Products is a distributor of anhydrous and aqua ammonia. Industrial ammonia applications primarily include the abatement of nitrogen oxide compounds in the utilities industry (“DeNOx”), chemicals processing, commercial refrigeration, water treatment and metal treatment. Airgas Specialty Products operates 28 distribution facilities across the U.S. and purchases ammonia from suppliers under agreements.

Refrigerants

Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. Airgas purchases and distributes refrigerants and provides technical and refrigerant reclamation services. The primary focus of the refrigerants business is on the sale and distribution of refrigerants, with a varied customer base that includes small and large HVAC contractors, facility owners, transportation companies, manufacturing facilities and government agencies. The refrigerants business typically experiences some seasonality, with higher sales levels during the warmer months as well as during the March and April timeframe in preparation for the cooling season.

AIRGAS GROWTH STRATEGIES

The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company’s infrastructure and customer base, by pursuing acquisitions in the Company’s core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:

•	customer segments with high potential growth or low cyclicality such as medical, environmental, research, life sciences, food and beverage, and energy and infrastructure construction,

•

strategic product offerings with strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof, (e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products);

•	a compelling value proposition for customers to reduce their total cost of procurement through the Company’s broad product and service offerings and custom engineered solutions;

•	improved training, tools and resources for all associates;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	acquisitions to complement and expand its business and to leverage its significant national platform.

REGULATORY AND ENVIRONMENTAL MATTERS

The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2010 were not material.

INSURANCE

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2010, 2009 and 2008, these programs had high deductible limits of $1 million per occurrence. For fiscal 2011, the high deductible limits will remain $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.

EMPLOYEES

On March 31, 2010, the Company employed more than 14,000 associates. Less than 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

The Company holds the following registered trademarks: “Airgas,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Aspen,” “Gaspro,” “GAIN,” “Walk- O2-Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” and “UNATIG.”

The Company also holds trademarks for “Airgas National Welders,” “Airgas National Carbonation,” “Airgas National Cryogenics,” “Airgas Retail Solutions,” “AcuGrav,” “AIM,” “AiRx,” “AIR BOSS,” “EZ-Cyl,” “FreezeRight,” “Freshblend,” “Aspen Refrigerants,” “MasterCut,” “Reklaim,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You’re Ready To Weld,” “WelderHelper,” and “Your Total Ammonia Solution” and a service mark for “You’ll find it with us.”

The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

Name	Age	Position

Peter McCausland	60	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	59	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	53	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	52	Senior Vice President and Chief Information Officer
Dwight T. Wilson	54	Senior Vice President - Human Resources
Leslie J. Graff	49	Senior Vice President - Corporate Development
Robert H. Young, Jr.	59	Senior Vice President and General Counsel
Max D. Hooper	50	Division President - West
B. Shaun Powers	58	Division President - East
Andrew R. Cichocki	47	Division President - Process Gases and Chemicals
Thomas M. Smyth (1)	56	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.

Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland also currently serves as President. Mr. McCausland serves as a director of the Fox Chase Cancer Center and the Independence Seaport Museum, and also serves on the Board of Visitors of the College of Arts and Sciences at the University of South Carolina and on the Board of Visitors at the Boston University School of Law.

Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President - Hardgoods Operations from August 1999 to January 2005 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. (“National Welders”) from 1991.

Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as Vice President and Controller since joining Airgas in June 2001 to September 2006. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.

Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from 1998 to 2000 and as Director of Information Systems from 1993 to 1998 of Subaru of America, Inc.

Mr. Wilson has been Senior Vice President - Human Resources since January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.

Mr. Graff has been Senior Vice President - Corporate Development since August 2006. Prior to that, Mr. Graff held various positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President - Corporate Development, and Vice President – Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff served with KPMG LLP from 1983 to 1989.

Mr. Young has been Senior Vice President and General Counsel since October 2007. Prior to joining Airgas, Mr. Young was a shareholder of McCausland Keen & Buckman, which he joined in 1985, and served as outside counsel for the Company on many acquisitions and other corporate legal matters. At McCausland Keen & Buckman, Mr. Young focused his practice on general corporate law for both public and private corporations, mergers and acquisitions, and venture capital financing. Mr. Young began his legal career as an attorney at Drinker Biddle & Reath in Philadelphia.

Mr. Hooper has been Division President—West since December 2005. Prior to this role, Mr. Hooper had been President of Airgas West from 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company, in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.

Mr. Powers has been Division President—East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.

Mr. Cichocki has been Division President—Process Gases and Chemicals since July 2008. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas’ joint venture, National Welders, from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and ten years as Vice President of Corporate Development.

Mr. Smyth has been Vice President and Controller since November 2006. Prior to that, Mr. Smyth served as Director of Internal Audit since joining Airgas in February 2001 and became Vice President in August 2004. Prior to joining Airgas, Mr. Smyth served in internal audit, controller and chief accounting roles at Philadelphia Gas Works from 1997 to 2001. Prior to that, Mr. Smyth spent 12 years with Bell Atlantic, now Verizon, in a variety of internal audit and general management roles and in similar positions during eight years at Amtrak.

COMPANY INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed with or furnished to the SEC.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the link “Corporate Governance” under “Company Information” and “About Airgas.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:

Airgas, Inc.

Attention: Investor Relations

259 N. Radnor-Chester Rd.

Radnor, PA 19087-5283

Telephone: (610) 902-6206

Corporate Governance Guidelines

The Company adopted Corporate Governance Guidelines as well as charters for its Audit Committee, Finance Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.

Certifications

The Company has filed certifications of its Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2010, 2009 and 2008.

ITEM 1A.	RISK FACTORS.

In addition to risk factors discussed elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We face risks related to general economic conditions, which may impact the demand for and supply of our products and our results of operations.

Demand for our products depends in part on the general economic conditions affecting the United States and, to a lesser extent, the rest of the world. Although our diverse product offering and customer base help provide relative stability to our business in difficult times, the weak economic conditions experienced in the United States over the last 18 months have been broad-based. This general downturn has resulted in customers postponing capital projects and may continue to negatively impact the demand for our products and services as well as our customers’ ability to fulfill their obligations to us. Falling demand may lead to lower sales volumes, lower pricing and/or lower profit margins. A protracted period of lower product demand and profitability may result in diminished values for both tangible and intangible assets, increasing the possibility of future impairment charges. Further, suppliers may be impacted by an economic downturn, which could impact their ability to fulfill their obligations to us. Although current economic conditions show signs of improvement, should economic conditions deteriorate, our financial condition and cash flows could be adversely affected.

We operate in a highly competitive environment and such competition could negatively impact us.

The U.S. industrial gas industry operates in a highly competitive environment. Competition is generally based on price, reliable product delivery, product availability, technical support, quality and service. If we are unable to compete effectively with our competitors, we may suffer lower revenue and/or a loss of market share.

Increases in product and energy costs could reduce our profitability.

The cost of industrial gases represents a significant percentage of our operating costs. The production of industrial gases requires significant amounts of electric energy. Therefore, industrial gas prices have historically increased as the cost of electric power increases. Price increases for oil and natural gas have historically resulted in electric power surcharges. In addition, a significant portion of our distribution expenses consists of diesel fuel costs. Although prices of oil, natural gas and diesel fuel moderated during fiscal 2010 as compared to the volatility experienced during fiscal 2009, energy prices may rise in the future, resulting in an increase in the cost of industrial gases. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.

Our financial results may be adversely affected by gas supply disruptions/constraints.

We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally, we operate 16 air separation plants and five carbon dioxide liquification plants, which provide us with substantial production capacity. Our long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. In the past, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.

As of March 31, 2010, we had total consolidated debt of approximately $1.5 billion, which includes $548 million related to our senior credit facility with a syndicate of lenders (“Credit Facility”) that matures on July 25, 2011. We also participate in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to sell up to $295 million in qualified trade receivables. At March 31, 2010, the amount of outstanding trade receivables sold under the program was $295 million. The Securitization Agreement expires in March 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing the Credit Facility could be higher than under our current facilities. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through derivative and diversified debt obligations, approximately 50% of our debt (including the trade receivables securitization and the effect of interest rate swap agreements) has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Finally, our cost of borrowing can be affected by debt ratings assigned by independent rating agencies which are based in large part on our performance as measured by certain liquidity metrics. An adverse change in these debt ratings could increase the cost of borrowing and make it more difficult to obtain financing on favorable terms.

We may not be successful in integrating acquisitions and achieving intended benefits and synergies.

We have successfully integrated approximately 400 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:

•	acquired companies may not have an internal control structure appropriate for a larger public company resulting in a need for significant revisions;

•	acquired operations, information systems and products may be difficult to integrate;

•	acquired operations may not achieve targeted synergies;

•	we may not be able to retain key employees, customers and business relationships of acquired companies; and

•	our management team may have their attention and resources diverted from ongoing operations.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our performance substantially depends on the efforts and abilities of our senior management team, including our Chairman and Chief Executive Officer, other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.

We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, vehicle accidents, contractual disputes, or employment matters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.

We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.

We maintain insurance coverage for workers’ compensation, auto and general liability claims with significant per claim deductibles and, in some policy years, aggregate per claim retentions above those deductibles. In the past, we have incurred significant workers’ compensation, auto and general liability losses. Such losses could impact our profitability. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.

Catastrophic events may disrupt our business and adversely affect our operating results.

Although our operations are widely distributed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or natural disasters, such as hurricanes, tornadoes and earthquakes, could result in significant property losses, employee injuries and third-party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs, and increased bad debts.

We are subject to environmental, health and safety regulations that generate ongoing environmental costs and could subject us to liability.

We are subject to laws and regulations relating to the protection of the environment and natural resources. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Business—Regulatory and Environmental Matters” above.

More recently, the issue of greenhouse gas emissions has been subject to increased scrutiny, public awareness and evolving legislation, both internationally and in the U.S. Increased regulation of greenhouse gas emissions could impose additional costs on us, both directly through new compliance and reporting requirements as well as indirectly through increased industrial gas and energy costs. Until such time that federal legislation is passed in the United States, it will remain unclear as to what industries would be impacted, the period of time within which compliance would be required, the significance of the greenhouse gas emissions reductions and the costs of compliance. Although we do not believe that increased greenhouse gas emissions regulation will have a material adverse effect on our financial condition, results of operations or liquidity, we cannot provide assurance that such costs will not increase in the future or will not become material.

We face risks in connection with our current project to install a new enterprise information system for our business.

We continue our phased implementation project of a new enterprise information system for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications and project coordination. Although our implementation process includes more than fifteen months of design and testing, which is intended to provide minimal business disruption and to minimize conversion risks, we may experience disruptions in our business operations related to this implementation effort. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.

Market conditions and other uncertainties may unfavorably impact our withdrawal liabilities from multi-employer pension plans.

We participate in several multi-employer pension plans that provide defined benefits to union employees under the provisions of collective bargaining agreements. The plans generally provide retirement benefits to participants based on their service to contributing employers. As we negotiate changes in collective bargaining agreements and cease making contributions to certain multi-employer pension funds, estimates for withdrawal liabilities must be recorded in our consolidated financial statements. However, the estimates are based on numerous assumptions that continually change and information that is not always current, and can take a number of years to settle. Furthermore, the investment assets in these plans are subject to market fluctuations and may significantly increase potential withdrawal liabilities during market downturns. As a result, increases in future withdrawal liabilities from multi-employer pension plans could have a material adverse effect on our financial condition, results of operations or liquidity.

Air Products & Chemicals, Inc.’s (“Air Products”) unsolicited takeover attempt may require us to incur significant additional costs.

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company and initiated a proxy fight to elect three directors to our board. Our Board of Directors carefully evaluated each proposal made by Air Products and, after consultation with its financial and legal advisors, unanimously determined that Air Products’ proposals were not in the best interests of the Company or our shareholders, as they grossly undervalued Airgas. In response to Air Products’ actions, we have recognized charges of $23.4 million in fiscal 2010 consisting of legal and professional fees, a significant portion of which represents up-front accruals for the minimum obligations to the Company’s advisors. Responding to Air Products’ unsolicited tender offer and proxy contest may require us to incur significant additional costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company operates in 48 states, Canada and to a lesser extent Mexico, Russia, Dubai and Europe. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

The Company’s Distribution business segment operates a network of multiple use facilities consisting of more than 875 branches, more than 325 cylinder fill plants, 63 regional specialty gas laboratories, eight national specialty gas laboratories, one medical equipment facility, one research and development center, two specialty gas equipment centers, 18 acetylene plants and 16 air separation units, as well as six national hardgoods distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in 48 states and internationally in Canada, Mexico, Russia, Dubai and Europe. The Company owns approximately 40% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

The Company’s All Other Operations business segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 70 branch/distribution locations, five liquid carbon dioxide and 11 dry ice production facilities, and four nitrous oxide production facilities. The Company owns approximately 25% of these facilities. The remaining facilities are leased from third parties.

During fiscal 2010, the Company’s production facilities operated at approximately 73% of capacity based on an average daily production period of 15 hours. If required, additional shifts could be run to expand production capacity.

The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited tender offer and proxy contest commenced by Air Products & Chemicals, Inc. (“Air Products”). In connection with this tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. The Company and its directors believe that the claims made by Air Products are without merit and intend to defend them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend them vigorously.

As disclosed in Note 25 to the Consolidated Financial Statements, the Company has incurred substantial legal and professional fees related to the Air Products takeover attempt and litigation through March 31, 2010. A significant portion of these fees represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with the tender offer, proxy contest and the related litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2008 to March 31, 2010:

	High	Low	Dividends Per Share

Fiscal 2010
First Quarter	$45.18	$34.46	$0.18
Second Quarter	50.21	37.44	0.18
Third Quarter	50.65	44.36	0.18
Fourth Quarter	65.71	42.26	0.22

Fiscal 2009
First Quarter	$64.72	$45.98	$0.12
Second Quarter	60.00	44.35	0.12
Third Quarter	47.00	27.45	0.16
Fourth Quarter	40.65	27.09	0.16

The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on May 25, 2010, was $62.23 per share. As of May 25, 2010, there were 396 stockholders of record.

On May 25, 2010, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.22 per share, which is payable on June 30, 2010 to stockholders of record as of June 15, 2010. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stockholder Return Performance Presentation

Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against broad equity market indices for the five-year period that began April 1, 2005 and ended March 31, 2010. During fiscal 2010, the Company was added to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”). Accordingly, the Company updated the equity indices to which it compares its total shareholder return to be the S&P 500 Index and the S&P 500 Chemicals Index. In prior periods, the Company compared its total shareholder return to the S&P MidCap 400 Index and the S&P 400 Chemicals Index. The Company was formerly a component of both the S&P MidCap 400 Index and the S&P 400 Chemicals Index. The total shareholder returns of the S&P MidCap 400 Index and the S&P 400 Chemicals Index have been presented below for comparison to the Company’s performance versus both its former and new indices.

The Company believes the use of the S&P 500 Index and S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size as Airgas.

	March 31	2005	2006	2007	2008	2009	2010

♦	Airgas, Inc.	100	164.91	179.10	194.76	146.75	280.42
■	S&P 500 Index	100	111.73	124.94	118.60	73.43	109.97
*	S&P 500 Chemicals	100	98.06	117.19	137.72	86.59	123.90
▲	S&P MidCap 400 Index	100	121.62	131.90	122.70	78.41	128.65
●	S&P 400 Chemicals	100	103.15	125.87	136.81	90.94	180.54

The graph above assumes that $100 was invested on April 1, 2005 in Airgas, Inc. common stock, the S&P 500 Index, the S&P 500 Chemicals Index, the S&P MidCap 400 Index and the S&P 400 Chemicals Index.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data for the Company are presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)

Operating Results:
Net sales	$3,864,005	$4,349,455	$4,017,024	$3,205,051	$2,829,610
Depreciation and amortization	234,949	220,795	189,775	147,343	127,542
Operating income	399,598	524,868	475,824	341,497	269,142
Interest expense, net	63,310	84,395	89,485	60,180	54,145
Discount on securitization of trade receivables	5,651	10,738	17,031	13,630	9,371
Losses on the extinguishment of debt	17,869	—	—	12,099	—
Other income (expense), net	1,332	(382)	1,454	1,556	2,411
Income taxes	117,800	168,265	144,184	99,883	77,866
Minority interest in earnings of consolidated affiliate	—	—	(3,230)	(2,845)	(2,656)

Income from continuing operations before the cumulative effect of a change in accounting principle	196,300	261,088	223,348	154,416	127,515
Income (loss) from discontinued operations, net of tax	—	—	—	—	(1,424)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(2,540)

Net earnings	$196,300	$261,088	$223,348	$154,416	$123,551

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$2.39	$3.19	$2.74	$1.98	$1.66
Earnings (loss) from discontinued operations	—	—	—	—	(0.02)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.03)

Net earnings per share	$2.39	$3.19	$2.74	$1.98	$1.61

DILUTED
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$2.34	$3.12	$2.66	$1.92	$1.62
Earnings (loss) from discontinued operations	—	—	—	—	(0.02)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.03)

Net earnings per share	$2.34	$3.12	$2.66	$1.92	$1.57

Dividends per common share declared and paid (6)	$0.76	$0.56	$0.39	$0.28	$0.24

Balance Sheet and Other Data at March 31:
Working capital	$235,692	$296,442	$132,323	$121,543	$(17,138)
Total assets	4,495,932	4,426,310	3,987,264	3,333,457	2,474,412
Current portion of long-term debt	10,255	11,058	40,400	40,296	131,901
Long-term debt	1,499,384	1,750,308	1,539,648	1,309,719	635,726
Deferred income tax liability, net	652,389	576,715	439,782	373,246	327,818
Other non-current liabilities	72,972	79,231	80,104	39,963	30,864
Minority interest in affiliate	—	—	—	57,191	57,191
Stockholders’ equity	1,795,544	1,571,755	1,413,336	1,125,382	947,159
Capital expenditures for years ended March 31,	252,828	351,912	267,378	238,274	208,603

(1)

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2010 include $23.4 million ($14.8 million after tax) or $0.18 per diluted share in costs related to an unsolicited takeover attempt and $6.7 million ($4.1 million after tax) or $0.05 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2010 are a charge of $17.9 million ($11.3 million after tax) or $0.14 per diluted share for the early extinguishment of debt and a tax benefit of $2.2 million or $0.03 per diluted share associated with the reorganization of certain facilities within the All Other Operations business segment. Stock-based compensation expense in fiscal 2010 was $22.9 million ($16.0 million after tax), or $0.19 per diluted share.

(2)

Stock-based compensation expense in fiscal 2009 was $20.6 million ($14.1 million after tax), or $0.17 per diluted share. As discussed in note 1 to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” certain adjustments were made to the Consolidated Balance Sheet as of March 31, 2009, which did not affect the Company’s results of operations.

(3)

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2008 include a one time, non-cash, after tax charge of $2.5 million, or $0.03 per diluted share, related to the National Welders Exchange Transaction through which the joint venture became a 100% owned subsidiary. Also included in the results for fiscal 2008 is a tax benefit of $1.3 million, or $0.01 per diluted share, due to additional guidance issued with respect to a prior year change in Texas state income tax law. Fiscal 2008 acquisition integration costs, principally related to the Linde AG Bulk Gas and Linde AG Packaged Gas acquisitions, were $10.1 million ($6.2 million after tax) or $0.06 per diluted share. Stock-based compensation expense in fiscal 2008 was $16.6 million ($11.3 million after tax), or $0.13 per diluted share.

(4)

The results for fiscal 2007 include a charge of $12.1 million ($7.9 million after tax), or $0.10 per diluted share, for the early extinguishment of debt and a tax benefit of $0.02 per diluted share related to a change in Texas state income tax law. The Company also adopted the revised guidance on accounting for stock-based compensation utilizing the modified prospective method in fiscal 2007. Under the modified prospective method, no stock-based compensation expense was reflected in periods prior to fiscal 2007. Stock-based compensation expense in fiscal 2007 was $15.4 million ($10.9 million after tax), or $0.13 per diluted share.

(5)

The results for fiscal 2006 include an after-tax charge of $2.5 million as a result of the adoption of accounting guidance for asset retirement obligations (which was recorded as a cumulative effect of a change in accounting principle), an after-tax loss of $1.9 million on the divestiture of Rutland Tool (which was reported as a discontinued operation), and an estimated loss of $2.2 million ($1.4 million after tax) related to Hurricanes Katrina and Rita.

(6)

The Company paid its stockholders quarterly cash dividends of $0.18 per share at the end of each of the first three quarters of fiscal 2010. In the fourth quarter of fiscal 2010, the Company paid dividends of $0.22 per share. During fiscal 2009, the Company paid regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. During fiscal 2008, the Company paid regular quarterly cash dividends of $0.09 per share during the first three quarters and $0.12 per share during the fourth quarter. In fiscal 2007, and fiscal 2006, the Company paid its stockholders regular quarterly cash dividends of $0.07 and $0.06 per share, respectively. On May 25, 2010, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.22 per share, which is payable on June 30, 2010 to stockholders of record as of June 15, 2010. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS: 2010 COMPARED TO 2009

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the fiscal year ended March 31, 2010 (“fiscal 2010” or “current year”) of $3.9 billion compared to $4.3 billion for the fiscal year ended March 31, 2009 (“fiscal 2009” or “prior year”). The fiscal 2010 net sales reflect a challenging sales environment due to the economic downturn in the U.S., with a modest improvement in the fiscal fourth quarter ended March 31, 2010 relative to the first three quarters of the fiscal year. Fourth quarter sales were $980 million compared to $992 million in the prior year, a decline of 1%. Total same-store sales in the fourth quarter declined 3%, with hardgoods sales down 2% and gas and rent down 3%. Acquisitions contributed 2% sales growth in the quarter. Company management regularly reviews sales results in not only a year-over-year manner, but also in terms of sales per selling day, a metric commonly used in operating the business. Daily sales increased 2% sequentially from the third to the fourth quarter of fiscal 2010, marking the second consecutive quarter of sequential daily sales growth. Due to the current year’s improving fourth quarter sales environment, management has provided a separate discussion on fourth quarter fiscal 2010 versus fourth quarter fiscal 2009 below.

For fiscal 2010, net sales decreased by 11% driven by a decline in same-store sales offset slightly by the impact of current and prior year acquisitions. The decline in same-store sales contributed 14% to the decrease in total sales, driven by a 13% decrease in sales volume and a 1% decrease in pricing. Acquisitions contributed sales growth of 3% for the current year. Lower sales volumes reflect the effects of the economic recession in the U.S. and decreased demand, especially in the first three quarters of the fiscal year, across all customer and geographic segments. Steep declines in the Company’s selling price to customers in response to price reductions from the Company’s suppliers for ammonia and filler metals accounted for the majority of the pricing decline. The Company’s strategic products and related growth initiatives helped to somewhat mitigate the impact of the economic downturn.

Operating income margin declined 180 basis points to 10.3% in fiscal 2010 compared to 12.1% in the prior year. The decline in the current year’s operating income margin reflects the impact of lower sales as well as $23.4 million ($14.8 million after tax) or $0.18 per diluted share in costs related to an unsolicited takeover attempt and $6.7 million ($4.1 million after tax) or $0.05 per diluted share in multi-employer pension plan (“MEPP”) withdrawal charges, partially offset by the impact of cost reduction and operating efficiency initiatives and a favorable sales mix shift from hardgoods to gas and rent sales. The costs related to the unsolicited takeover attempt and the MEPP charges accounted for 80 basis points (44%) of the decline in operating income margin. Net earnings per diluted share fell 25% to $2.34 in fiscal 2010 versus $3.12 in the prior year. The results reflect lower operating income as well as losses on the extinguishment of debt of $17.9 million ($11.3 million after tax) or $0.14 per diluted share, partially offset by lower borrowing costs in the current fiscal year and a $2.2 million or $0.03 per diluted share income tax benefit associated with the reorganization of certain facilities within the All Other Operations business segment. The costs related to the unsolicited takeover attempt, MEPP charges and debt extinguishment charges accounted for over half of the decline in net earnings per diluted share.

Acquisitions

In fiscal 2010, the Company acquired a total of six businesses with aggregate historical annual sales of more than $47 million. The largest of these acquisitions was Tri-Tech, an independent distributor with 16 locations throughout Florida, Georgia and South Carolina and historical annual sales of $31 million. The Company also improved its presence and density in Oklahoma and Texas with its acquisition of Fitch Industrial and Welding Supply, a Lawton, Oklahoma-based distributor with historical annual sales of $10 million. Both of these acquisitions were merged into the operations of the Distribution business segment. The acquisitions expand the Company’s coverage in key geographies and strengthen its national distribution network. Acquisition activity slowed during the current year as potential sellers opted to wait out the economic downturn.

Unsolicited Takeover Attempt

In February 2010, Air Products & Chemicals, Inc. (“Air Products”) made public an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company and initiated a proxy fight to elect three directors to our board. The Company’s Board of Directors carefully evaluated each proposal made by Air Products and, after consultation with its financial and legal advisors, unanimously determined that Air Products’ proposals were not in the best interests of the Company or our shareholders. In response to Air Products’ actions, the Company incurred $23.4 million of legal and professional fees, which principally represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with Air Products’ unsolicited tender offer and proxy contest.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers. In connection with the renewal of certain CBAs during the current year, the Company negotiated its withdrawal from participation in underfunded MEPPs and will instead contribute to a defined contribution plan for the affected union employees. Ratification of the CBAs led to $6.7 million in MEPP withdrawal charges during the current year. Over the next two years, the Company intends to negotiate its withdrawal from the MEPPs provided for in five remaining CBAs that provide for such plans. These CBAs cover approximately 60 employees.

Cost Reduction and Operating Efficiency Initiatives

In response to the economic downturn, the Company reacted quickly and effectively to mitigate the impact of declining sales. Between December 2008 and September 2009, the Company fully implemented $57 million of annualized expense reductions, which were in addition to $10 million of annualized savings in fiscal 2010 from ongoing efficiency initiatives.

Financing and Losses on the Extinguishment of Debt

In September 2009, the Company issued $400 million of 4.50% senior notes due September 15, 2014 (the “2009 Notes”). Additionally, in March 2010, the Company issued $300 million of 2.85% senior notes due October 1, 2013 (the “2010 Notes”). The net proceeds from both offerings were used to repay debt under the Company’s senior credit facility with a syndicate of lenders (“Credit Facility”). Additionally, in March 2010, the Company signed a two year, $295 million securitization agreement replacing the previous $345 million agreement that was expiring. At March 31, 2010, $295 million of accounts receivable had been sold under the securitization agreement.

In October 2009, the Company redeemed in full its $150 million 6.25% senior subordinated notes due July 15, 2014 (the “2004 Notes”) at a premium of 103.125% of the principal amount with borrowings under the Company’s Credit Facility. In conjunction with the redemption of the 2004 Notes, the Company recognized a loss on the early extinguishment of debt of $6.1 million.

Also during the current year, the Company repurchased $154.6 million of its original $400 million 7.125% senior subordinated notes that are due on October 1, 2018 (the “2008 Notes”) at an average price of 106.4%. In conjunction with the repurchase of the 2008 Notes, the Company recognized losses on the early extinguishment of debt of $11.8 million.

As a result of the redemption of the 2004 Notes and the repurchases of the 2008 Notes, the Company recognized total losses on the early debt extinguishment of $17.9 million. The losses reflected the redemption premiums as well as writing-off the associated unamortized debt issuance costs.

As of March 31, 2010, approximately $823 million remained unused under the Company’s Credit Facility. Based on the financial covenants of the Credit Facility, the Company’s borrowing capacity at March 31, 2010 was limited to $748 million.

Enterprise Information System

During the current year, the Company continued with the design and configuration phase of its SAP enterprise information system (“SAP”). Through the two-year period ended March 31, 2010, the Company has incurred capital expenditures of approximately $50 million related to the project. During the summer of fiscal 2011, the Company will begin its phased, multi-year rollout of the SAP platform, whereby business units will implement the new system in succession. The Company believes the implementation of SAP will standardize work processes across all facets of its distribution business, drive operating efficiencies and improve the customer’s buying experience.

Looking Forward

Looking forward, the Company expects earnings per diluted share of $0.70 to $0.72 for the first quarter ending June 30, 2010, an increase of 6% to 9% over prior year, which includes $0.02 per diluted share of incremental expense associated with the SAP implementation. For the full year fiscal 2011, the Company expects earnings per diluted share of $2.95 to $3.05, an increase of 10% to 14% over prior year, which includes $0.10 per diluted share of incremental expense associated with the SAP implementation. The first quarter and fiscal 2011 guidance does not incorporate the impact of further debt extinguishment charges and future MEPP withdrawal charges, if any, and future costs related to the unsolicited takeover attempt.

INCOME STATEMENT COMMENTARY – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales

Net sales decreased 1% to $980 million for the three months ended March 31, 2010 (“current quarter”) compared to the three months ended March 31, 2009 (“prior year quarter”), driven by acquisition growth of 2% and same-store sales decline of 3%. Gas and rent same-store sales declined 3% and hardgoods declined 2%. Gas volumes for the current quarter were 2% lower than the prior year quarter while pricing was down 1%. Hardgoods volumes were 1% lower than the prior year quarter while pricing was down 1%, as declines in costs and prices for filler metals had the most significant impact on hardgoods pricing, with most other product lines stable to slightly down. On a sequential basis, net sales increased 4% from the quarter ended December 31, 2009 (“third quarter”), driven by an incremental selling day and a 2% sequential increase in daily sales.

Strategic products account for about 40% of revenues and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. Many of the strategic products are sold to customers whose growth profile tends to outperform GDP, including medical, life sciences, food processing and environmental markets. While consolidated same-store sales declined 3%, strategic products increased 1% on a same-store sales basis in the current quarter compared to the prior year quarter.

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

Net Sales	Three Months Ended March 31,
	2010	2009	Increase/(Decrease)
(In thousands)

Distribution	$886,206	$893,967	$(7,761)	-1%
All Other Operations	100,184	103,559	(3,375)	-3%
Intercompany eliminations	(6,015)	(5,426)	(589)

	$980,375	$992,100	$(11,725)	-1%

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

Distribution business segment sales declined 1% compared to the prior year quarter with incremental sales of 2% contributed by current and prior year acquisitions partially offsetting a decline in same-store sales of 3%. The Distribution business segment gas and rent same-store sales declined 3% with volumes down 2% and pricing down 1%. The decline in pricing was driven by lower costs related to both purchased and produced gases, increased price competition as well as some pricing decline in welder rentals. Hardgoods same-store sales declined 2% with both volumes and pricing each down 1%. The decline in pricing reflects a decline in costs and pricing for filler metals. Both gas and rent and hardgoods volumes were negatively impacted by the general slowdown in economic activity, but have shown sequential improvement. On a sequential basis, Distribution business segment sales increased 4% from the third quarter, driven by a 2% increase in sequential daily sales rates and an incremental selling day. Both gas and rent and hardgoods sales increased sequentially on a daily sales basis from the third quarter, with hardgoods up 5%.

Sales of strategic gas products sold through the Distribution business segment increased 1% compared to the prior year quarter. Among strategic products, bulk gas sales were up 3% as sales of bulk nitrogen for food-freezing applications continued to show strength, and bulk sales to industrial manufacturing customers continued to recover in the steel, auto and alternative energy customer segments. Sales of medical gases were up 1% as a result of new business signings, partially offset by slowing in elective and non-critical medical procedures. Sales of specialty gases were down 7% driven primarily by a softening in demand in the chemical processing industry.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 7% compared to the prior year quarter, with the related rental revenues down 5.5%. However, the Company’s rental welder business experienced a 16% decline in same-store sales as a result of sluggish construction activity.

Mitigating the decline in Distribution business segment hardgoods sales was an increase in safety products sales. Safety product sales increased 5% compared to the prior year quarter as a result of increased cross-sell opportunities. The Company’s Radnor® private label line was down 1% compared to the prior year quarter, relatively consistent with the overall decline in hardgoods volumes.

The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales decreased 3% compared to the prior year quarter with a 4% decline in same-store sales partially offset by acquisitions. Positive same-store sales in the carbon dioxide business were more than offset by declines in refrigerants and ammonia. On a sequential basis, All Other Operations business segment sales increased 4% from the third quarter, driven by an incremental selling day and a seasonal improvement in the refrigerants business offset somewhat by normal seasonal declines in the dry ice and carbon dioxide businesses, as well as lower ammonia pricing.

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

Consolidated gross profits (excluding depreciation) decreased 3% principally due to a same-store sales decline as well as a decline in gross profit margins (excluding depreciation). The consolidated gross profit margin (excluding depreciation) in the current quarter decreased 80 basis points to 54.1% compared to 54.9% in the prior year quarter, reflecting a sales mix shift within gas and rent and lower growth incentive rebates on hardgoods.

Gross Profits (excluding depreciation)	Three Months Ended March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$487,194	$498,358	$(11,164)	-2%
All Other Operations	43,390	46,013	(2,623)	-6%

	$530,584	$544,371	$(13,787)	-3%

The Distribution business segment’s gross profits (excluding depreciation) decreased 2% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.0% versus 55.7% in the prior year quarter, a decrease of 70 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a shift in sales mix within gas and rent and lower growth incentive rebates on hardgoods.

The All Other Operations business segment’s gross profits (excluding depreciation) decreased 6% compared to the prior year quarter, primarily as a result of lower sales pricing for ammonia and lower volumes for refrigerants. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 110 basis points to 43.3% in the current quarter from 44.4% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven primarily by margin compression on ammonia products as a result of rising product costs.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.

Current quarter SD&A expenses of $364 million declined $8 million, or 2%, as compared to the prior year quarter, primarily driven by an approximately $13 million decline in operating costs offset by approximately $5 million of incremental operating costs associated with acquired businesses. The $13 million decrease in operating costs was primarily due to benefits from the Company’s cost reduction and operating efficiency initiatives. As a percentage of net sales, SD&A expense decreased 30 basis points to 37.2% compared to 37.5% in the prior year quarter, again reflecting the cost reduction and operating efficiency initiatives.

During the current quarter, the Company incurred $23.4 million of legal and professional fees in response to Air Products’ unsolicited takeover attempt and accompanying litigation, which principally represent up-front accruals for the minimum obligations to the Company’s advisors.

Depreciation expense of $55 million increased $4 million, or 7%, in the current quarter as compared to the prior year quarter. The increase primarily reflects depreciation on two new air separation units in New Carlisle, Indiana and Carrollton, Kentucky, which came on-line in late fiscal 2009 and early fiscal 2010, respectively. The current quarter’s depreciation expense also reflects the current year’s capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks, and rental welders, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $6 million in the current quarter was consistent with the prior year quarter.

Operating Income

Consolidated operating income decreased 28% in the current quarter driven primarily by the $23.4 million of costs related to the unsolicited takeover attempt. The operating income margin decreased 310 basis points to 8.4% compared to 11.5% in the prior year quarter. Costs related to the unsolicited takeover attempt accounted for approximately 230 basis points of the decline in operating income margin. The legal and professional fees incurred as a result of the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Other” line item in the table below.

Operating Income	Three Months Ended March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$99,875	$105,295	$(5,420)	-5%
All Other Operations	5,443	9,211	(3,768)	-41%
Other	(23,435)	—	(23,435)

	$81,883	$114,506	$(32,623)	-28%

Operating income in the Distribution business segment decreased 5% in the current quarter. The Distribution business segment's operating income margin decreased 50 basis points to 11.3% compared to 11.8% in the prior year quarter. The operating income margin decline was driven by a sales mix shift within gas and rent as well as lower growth incentive hardgood rebates, partially offset by a continued focus on operating efficiency programs and the impact of cost reduction efforts.

Operating income in the All Other Operations business segment decreased 41% compared to the prior year quarter. The All Other Operations business segment's operating income margin of 5.4% was 350 basis points lower than the operating income margin of 8.9% in the prior year quarter. The decline in operating income margin resulted primarily from margin compression in the ammonia business. In the prior year quarter, the market moved in the opposite direction (ammonia product costs were falling and pricing was stable), thus creating incremental margins in the prior year.

INCOME STATEMENT COMMENTARY – Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Net Sales

Net sales decreased 11% in fiscal 2010 compared to fiscal 2009 driven by a same-store sales decline of 14% partially offset by incremental sales of 3% contributed by acquisitions. Gas and rent same-store sales declined 10% and hardgoods declined 20%. Same-store sales were driven by volume declines of 13% and a 1% price decline. Strategic products account for about 40% of revenues. In the aggregate, strategic products declined 6% on a same-store sales basis in the current year compared to the prior year with growth in medical gases offset by declines in all other strategic product categories.

Net Sales	Year Ended March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$3,467,327	$3,918,376	$(451,049)	-12%
All Other Operations	420,941	457,329	(36,388)	-8%
Intercompany eliminations	(24,263)	(26,250)	1,987

	$3,864,005	$4,349,455	$(485,450)	-11%

Distribution business segment sales decreased 12% compared to the prior year with a decline in same-store sales of 13%, slightly offset by incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales declined 8% driven entirely by volumes. Hardgoods same-store sales declined 20% driven by volume declines of 19% and a 1% pricing decline. Hardgoods as well as gas and rent volumes were negatively impacted by the general slowdown in economic activity and customers delaying or deferring capital projects.

Sales of strategic gas products sold through the Distribution business segment declined 4%. Among strategic gas products, bulk gas sales were down 5% due to the impact of production slowdowns in the metal fabrication and steel customer segments, as well as reduced activity from oil field service customers. The decline in bulk gas sales related to these customer segments was partially offset by growth in sales of bulk nitrogen for food-freezing applications. Sales of medical gases grew 2% as a result of new business signings, which were partially offset by slowing in overall demand for medical gases used in elective and non-critical medical procedures. Specialty gas sales declined 9% as a result of a general softening in demand in the chemicals processing industry as well as strong sales of high-value rare gases in the prior year.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 15% for the current year, while the related rental revenues were down only 4%. However, revenues from the Company’s rental welder business experienced a 21% decline in same-store sales as compared to the prior year.

Distribution hardgoods same-store sales declined 20% driven by volume declines of 19% and a 1% pricing decline. Sales of safety products decreased 9% in the current year resulting from plant shutdowns, shift reductions and relatively high unemployment levels. The Company’s Radnor® private label line was down 16% for the current year driven by the overall drop in hardgoods volumes.

The All Other Operations business segment sales decreased 8% compared to the prior year with a 17% decline in same-store sales offset by incremental sales of 9% contributed by acquisitions, primarily the prior year acquisition related to the refrigerants business. The decline in same-store sales reflects lower pricing for ammonia products, a decline in carbon dioxide and dry ice volumes, and reduced refrigerant volumes. After a significant run-up in the costs of ammonia products in the first half of fiscal 2009, ammonia costs from suppliers suddenly dropped in the fourth quarter of fiscal 2009, while pricing to customers initially remained stable. Progressing through fiscal 2010, pricing to customers has been under increasing pressure contributing to the same-store sales decline, while the cost of ammonia from suppliers has been rising. Reduced carbon dioxide volumes reflect weakness in the beverage carbonation customer segment. Dry ice volumes were impacted by a decline in the airline services customer segment and strong prior year sales during the second quarter in the wake of major hurricanes. Refrigerants volume declined primarily due to mild summer weather in the eastern U.S. along with customers’ deferral of HVAC maintenance and conversion projects in light of the economic downturn.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) decreased 8% principally due to a same-store sales decline offset by an expansion of gross profit margins (excluding depreciation). The consolidated gross margin (excluding depreciation) in the current year increased 220 basis points to 55.2% compared to 53.0% in the prior year primarily driven by margin expansion in the Distribution business segment resulting from a favorable shift in sales mix.

	Year Ended
Gross Profits (excluding depreciation)	March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$1,933,162	$2,105,251	$(172,089)	-8%
All Other Operations	198,419	199,184	(765)	0%

	$2,131,581	$2,304,435	$(172,854)	-8%

The Distribution business segment’s gross profits (excluding depreciation) decreased 8% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.8% versus 53.7% in the prior year. The 210 basis point increase in the gross profit margin (excluding depreciation) largely reflects the favorable shift in product mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 60.7% in the current year as compared to 57.2% in the prior year.

The All Other Operations business segment’s gross profits (excluding depreciation) were consistent with the prior year as a result of lower same-store sales offset by acquisitions (primarily the prior year acquisition in the refrigerants business) and margin expansion in the ammonia business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 350 basis points to 47.1% versus 43.6% in the prior year. The year-over-year improvement in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business. The improved ammonia margin reflects the impact of the fourth quarter of fiscal 2009 drop in the cost of ammonia and a lag in a corresponding drop in the selling price to customers. Throughout fiscal 2010, ammonia margins have declined as customer pricing has fallen in line with product costs. Product mix also contributed to the margin improvement.

Operating Expenses

SD&A expenses of $1,474 million declined $85 million (5%) as compared to the prior year resulting from a $118 million decline in operating costs partially offset by approximately $33 million of incremental operating costs associated with acquired businesses. The $118 million decrease in operating costs reflects lower variable costs due to the decline in sales and the benefits from the Company’s cost reduction and operating efficiency initiatives. Also included in the current year SD&A expenses are $6.7 million related to withdrawals from multi-employer pension plans. As a percentage of net sales, SD&A expense increased 230 basis points to 38.1% compared to 35.8% in the prior year reflecting the overall decline in sales and by the shift in sales mix to gas, which carry higher operating expense in relation to sales and corresponding higher gross margins.

During the fourth quarter, the Company incurred $23.4 million of legal and professional fees in response to Air Products’ unsolicited takeover attempt and accompanying litigation, which principally represent up-front accruals for the minimum obligations to the Company’s advisors.

Depreciation expense of $213 million increased $15 million (7%) as compared to the prior year. Acquired businesses added approximately $2 million to depreciation expense. The remaining increase primarily reflects the two new air separation units in New Carlisle, Indiana and Carrollton, Kentucky, which came on-line in late fiscal 2009 and early fiscal 2010, respectively. The current year’s depreciation expense also reflects capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks and rental welders, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $22 million was $1 million (2%) lower than the prior year primarily due to lower amortization of acquired customer lists and non-compete agreements due to reduced acquisition activity.

Operating Income

Consolidated operating income of $400 million decreased 24% in the current year on lower sales and special charges of approximately $30 million related to the unsolicited takeover attempt and MEPP withdrawal charges, partially offset by gross profit margin (excluding depreciation) expansion and the benefits from the Company’s cost reduction and operating efficiency initiatives. The operating income margin decreased 180 basis points to 10.3% compared to 12.1% in the prior year; of the decline, 80 basis points was the result of the costs related to the unsolicited takeover attempt and MEPP withdrawal charges. The legal and professional fees incurred as a result of the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Other” line item in the table below.

Operating Income	Year Ended March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$371,317	$469,888	$(98,571)	-21%
All Other Operations	51,716	54,980	(3,264)	-6%
Other	(23,435)	—	(23,435)

	$399,598	$524,868	$(125,270)	-24%

Operating income in the Distribution business segment decreased 21% in the current year. The Distribution business segment's operating income margin decreased 130 basis points to 10.7% compared to 12.0% in the prior year. The operating income margin decline was driven by lower sales and the $6.7 million (20 basis points) MEPP withdrawal charges, partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion and the Company’s cost reduction and operating efficiency initiatives that were implemented in response to the economic downturn.

Operating income in the All Other Operations business segment decreased 6% compared to the prior year mainly as a result of lower same-store sales partially offset by acquisition growth (primarily the prior year acquisition in the refrigerants business). The segment's operating income margin of 12.3% was 30 basis points higher than the operating income margin of 12.0% in the prior year. The increase in operating income margin was driven principally by gross margin expansion in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $69 million representing a decrease of $26 million, or 28%, compared to the prior year. The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, the Company’s redemption of higher interest rate notes, as well as lower average debt levels from the pay down during the current year of approximately $268 million of debt and borrowings under the trade receivables securitization.

The Company participates in the Securitization Agreement with three commercial banks to sell up to $295 million of qualifying trade receivables ($345 million at March 31, 2009). The amount of outstanding receivables under the securitization agreements was $295 million at March 31, 2010 versus $311 million at March 31, 2009. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

The Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company's ratio of fixed to variable rate debt at March 31, 2010 was 50% fixed to 50% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $2.2 million.

Losses on the Extinguishment of Debt

During the current year, the Company redeemed in full its $150 million of 2004 Notes at a price of 103.125% of the principal amount. Additionally, the Company repurchased approximately $154 million of its 2008 Notes at an average price of 106.4%. In conjunction with these transactions, the Company recognized losses on the early extinguishment of debt of $17.9 million. The losses related to the redemption premiums and the write-off of unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate in fiscal 2010 was 37.5% of pre-tax earnings compared to 39.2% in the prior year. The lower tax rate for the current year reflects the impact of tax benefits of $2.2 million associated with the reorganization of certain facilities within the All Other Operations business segment and the recognition of previously unrecognized tax benefits associated with uncertain tax positions.

Net Earnings

Net earnings were $196 million, or $2.34 per diluted share, compared to $261 million, or $3.12 per diluted share, in the prior year. The current year’s net earnings include costs related to the unsolicited takeover attempt of $23.4 million ($14.8 million after tax) or $0.18 per diluted share, losses related to the early extinguishment of debt of $17.9 million ($11.3 million after tax) or $0.14 per diluted share and charges related to withdrawals from multi-employer pension plans of $6.7 million ($4.1 million after tax) or $0.05 per diluted share, slightly offset by an income tax benefit of $2.2 million or $0.03 per diluted share.

RESULTS OF OPERATIONS: 2009 COMPARED TO 2008

OVERVIEW

Airgas had net sales for fiscal 2009 of $4.3 billion compared to $4.0 billion for the fiscal year ended March 31, 2008 (“fiscal 2008”). Net sales increased by 8% in fiscal 2009 driven by the impact of acquisitions and same-store sales growth. Acquisitions accounted for 7% of the overall sales growth in fiscal 2009. Same-store sales growth contributed 1% to the increase in total sales, driven by a 4% increase in pricing, offset by a 3% decrease in sales volumes. Price increases were designed to offset rising product, operating and distribution costs. Lower sales volumes reflected the effects of the slowing economy and the decreased demand experienced in the second half of fiscal 2009 across all customer and geographic segments. The Company’s strategic products and related growth initiatives mitigated the impact of the economic slowdown.

Operating leverage and the benefit of acquisition synergies resulted in a 30 basis point expansion in the operating income margin to 12.1% in fiscal 2009 compared to 11.8% in fiscal 2008. Net earnings per diluted share grew 17% to $3.12 in fiscal 2009 versus $2.66 in fiscal 2008. The strong performance was driven by good sales growth in the first half of the year and effective management of costs in response to the slowing economy in the second half of the year. Fiscal 2008 included $0.06 of integration expense primarily associated with the June 30, 2007 acquisition of Linde AG’s U.S. packaged gas business, a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company, Inc. (“National Welders”) from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in state tax law.

Acquisitions

In fiscal 2009, the Company acquired a total of 14 businesses with aggregate historical annual sales of more than $205 million. The largest of these acquisitions was Refron, Inc. (“Refron”), a New York-based distributor of refrigerant gases with historical annual sales of $93 million, acquired on July 31, 2008. With the acquisition of Refron, the Company formed Airgas Refrigerants, Inc. and merged the newly acquired operations with its existing refrigerant gas business. Airgas Refrigerants, Inc. is reflected in the All Other Operations business segment. Other significant acquisitions included Oilind Safety, a Arizona-based provider of industrial safety services including rental equipment, safety supplies, and technical support and training, with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Welding Supply, an industrial gas and welding supply distributor in the northern Los Angeles area with historical annual sales of $25 million. These acquisitions were merged into the operations of the Distribution business segment. The acquisitions expand the Company’s coverage in key geographies, strengthen its national distribution network and broaden its refrigerant gas and safety product offerings. The acquisition of A&N Plant provides for increased international presence and an expansion of the Red-D-Arc rental welder business into Europe.

Stock Repurchase Plan

In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. During the year ended March 31, 2009, the Company purchased 2.4 million shares for $115.6 million to complete the Repurchase Plan.

INCOME STATEMENT COMMENTARY – Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Net Sales

Net sales increased 8% in fiscal 2009 compared to fiscal 2008 driven by acquisition growth of 7% and same-store sales growth of 1%. Pricing contributed 4% to same-store sales growth, which was largely offset by volume declines of 3%. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Year Ended
Net Sales	March 31,
(In thousands)	2009	2008	Increase

Distribution	$3,918,376	$3,688,966	$229,410	6%
All Other Operations	457,329	343,246	114,083	33%
Intercompany eliminations	(26,250)	(15,188)	(11,062)

	$4,349,455	$4,017,024	$332,431	8%

Distribution business segment sales increased 6% in fiscal 2009 compared to fiscal 2008 driven by sales contributed by both fiscal 2009 and fiscal 2008 acquisitions of $234 million (6%) and flat same-store sales growth. Flat same-store sales in fiscal 2009 reflects growth in gas and rent same-store sales of $66 million (3%), offset by lower hardgoods sales of $70 million (-4%). Same-store sales growth from gas and rent reflect strong strategic product growth which mitigated same-store sales declines in the Company’s industrial gas and welding hardgoods business. The same-store sales declines in the Company’s industrial gas and welding hardgoods business reflects the impact of the economic downturn on manufacturing and the steep decline in demand for equipment and welding consumables experienced in the second half of fiscal 2009.

The Distribution business segment’s gas and rent same-store sales growth of 3% in fiscal 2009 reflects both price increases of 4% and a decline in volume of 1%. Sales of strategic gas products sold through the Distribution business segment increased 8% in fiscal 2009 driven by bulk, medical, and specialty gas sales gains. Bulk gas sales were up 10% in fiscal 2009 reflecting both price and volume increases. Volume growth benefited from new production capabilities and the Company’s ability to engineer solutions for customer applications, leading to an increase in new bulk accounts during the year. Medical gas sales grew 7% in fiscal 2009 attributable to continued success with the hospital, physician, and dental care markets. These markets continue to perform well and have good future growth prospects. Strong specialty gas sales growth of 8% in fiscal 2009 was driven by demand from key customers in bio-tech, life sciences, research, and environmental monitoring markets. Sales of core industrial gases were down 1% in fiscal 2009. Revenues from the Company’s rental welder business contributed growth of 21% in fiscal 2009 with acquisition growth of 22%, offset by a 1% decline in same-store sales.

The decline in hardgoods same-store sales of 4% in fiscal 2009 reflects a combination of price gains and volume declines, with pricing adding about 3%, offset by a 7% volume decline. The Company’s successful Radnor® private label brand of products generated sales growth of 21% in fiscal 2009, reaching a total of $192 million. Sales of safety products increased 1% in fiscal 2009 resulting from the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers helping to mitigate the significant decline in fourth quarter sales in fiscal 2009 related to the economic downturn.

Fiscal 2009 sales of the All Other Operations business segment increased $114 million (33%) compared to fiscal 2008 resulting from acquisitions and same-store sales growth. Acquisitions contributed 23% to the segment’s sales growth in fiscal 2009, which was primarily driven by $55 million in sales contributed by Refron (a part of Airgas Refrigerants), which was acquired on July 31, 2008. Same-store sales growth of 10% in fiscal 2009 was driven by sales gains of anhydrous ammonia and carbon dioxide products.

Gross Profits (Excluding Depreciation)

Gross profits (excluding depreciation) increased 10% in fiscal 2009 principally from acquisitions and gas and rent sales growth. The consolidated gross margin (excluding depreciation) in fiscal 2009 increased 100 basis points to 53% compared to 52% in fiscal 2008, with the increase driven primarily by a favorable shift in product mix towards higher-margin gas and rent as well as the impact of pricing.

	Year Ended
Gross Profits (excluding depreciation)	March 31,
(In thousands)	2009	2008	Increase

Distribution	$2,105,251	$1,918,966	$186,285	10%
All Other Operations	199,184	168,795	30,389	18%

	$2,304,435	$2,087,761	$216,674	10%

The Distribution business segment’s gross profits (excluding depreciation) increased 10% in fiscal 2009 compared to fiscal 2008. The Distribution business segment’s gross profit margin (excluding depreciation) was 53.7% in fiscal 2009 versus 52.0% in fiscal 2008. The 170 basis point increase in the gross profit margin (excluding depreciation) reflected the favorable shift in product mix toward gas and rent as well as the impact of price increases. Gas and rent as a percentage of the Distribution business segment’s sales was 57.2% in fiscal 2009 as compared to 55.5% in fiscal 2008.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 18% in fiscal 2009 primarily from strong growth of anhydrous ammonia, refrigerant, and carbon dioxide products. The segment’s gross margin (excluding depreciation) decreased 560 basis points to 43.6% in fiscal 2009 versus 49.2% in fiscal 2008 driven by the growth of refrigerants, which generally have lower gross profit margins (excluding depreciation) than the other products within the businesses in the All Other Operations business segment.

Operating Expenses

As a percentage of net sales, SD&A expense increased 40 basis points to 35.8% in fiscal 2009 compared to 35.4% in fiscal 2008 reflecting the impact of the deteriorating business climate in the second half of fiscal 2009. SD&A expenses increased $137 million (10%) in fiscal 2009 primarily from operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $105 million in fiscal 2009. The increase in SD&A expense attributable to factors other than acquisitions was approximately $32 million, or an increase of 2%, in fiscal 2009 primarily due to salaries and wages and distribution-related expenses primarily related to the higher sales levels in the first half of fiscal 2009.

Depreciation expense of $198 million increased $22 million (13%) in fiscal 2009 compared to fiscal 2008. Acquired businesses added approximately $10 million to depreciation expense in fiscal 2009. The remainder of the increase primarily reflects capital investments in both fiscal 2009 and fiscal 2008 in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants, the New Carlisle, Indiana air separation unit in late fiscal 2009, and branch stores. Amortization expense of $23 million was $9 million (63%) higher in fiscal 2009 than fiscal 2008 driven by the amortization of customer lists and non-compete agreements associated with acquisitions.

Operating Income

Operating income increased 10% in fiscal 2009 driven by higher sales levels and improvement of operating income margins. The operating income margin increased 30 basis points to 12.1% in fiscal 2009 compared to 11.8% in fiscal 2008.

Operating Income	Year Ended March 31,
(In thousands)	2009	2008	Increase

Distribution	$469,888	$425,922	$43,966	10%
All Other Operations	54,980	49,902	5,078	10%

	$524,868	$475,824	$49,044	10%

Operating income in the Distribution business segment increased 10% in fiscal 2009. The Distribution business segment's operating income margin increased 50 basis points to 12.0% in fiscal 2009 compared to 11.5% in fiscal 2008. The operating income margin improvement reflects lower integration expenses which contributed 20 basis points, gross profit margin (excluding depreciation) expansion resulting from pricing actions during fiscal 2009 and a shift in product mix toward higher margin gas and rent and attainment of acquisition synergies and cost savings from expense reduction and operating efficiency programs.

Operating income in the All Other Operations business segment increased 10% in fiscal 2009 compared to fiscal 2008, principally driven by strong growth in ammonia. The segment's operating income margin of 12.0% was 250 basis points lower in fiscal 2009 than the operating income margin of 14.5% in fiscal 2008. The margin decline resulted from margin pressure on ammonia products in the first half of fiscal 2009 and from a shift in sales mix toward refrigerants, which carry a lower margin than other products in the segment. The shift in product mix toward refrigerants was driven by the acquisition of Refron in fiscal 2009.

Interest Expense and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $95 million in fiscal 2009 representing a decrease of 11% compared to fiscal 2008. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions and the Company’s share repurchases.

The Company participated in the Securitization Agreement with three commercial banks to sell up to $345 million of qualifying trade receivables at March 31, 2009 ($360 million at March 31, 2008). The amount of outstanding receivables under the Securitization Agreement was $311 million at March 31, 2009 versus $360 million at March 31, 2008. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's Credit Facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale.

Income Tax Expense

The effective income tax rate in fiscal 2009 was 39.2% of pre-tax earnings compared to 38.9% in fiscal 2008. The fiscal 2008 effective income tax rate includes a $0.01 per diluted share tax benefit associated with a change in the Texas state income tax law, which reduced the effective tax rate by 0.3%. The fiscal 2008 tax benefit was based on additional guidance issued by the state of Texas regarding a prior year change in law. These tax benefits reflect the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law.

Net Earnings

Net earnings were $261 million, or $3.12 per diluted share, in fiscal 2009 compared to $223 million, or $2.66 per diluted share, in fiscal 2008. Net earnings in fiscal 2008 included $0.06 per diluted share of integration expense primarily associated with the June 30, 2007 acquisition of Linde AG’s U.S. packaged gas business, a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, and a $0.01 per diluted share tax benefit related to a change in Texas state income tax law.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2010 Cash Flows

Net cash provided by operating activities was $600 million in fiscal 2010 compared to $583 million in fiscal 2009. Fiscal 2010 cash from operations reflects lower net earnings adjusted for non-cash and non-operating items more than offset by lower working capital requirements. Net earnings adjusted for non-cash and non-operating items provided cash of $541 million in fiscal 2010 versus $605 million in the prior year. Reduced inventory levels, principally as a result of lower hardgoods sales and a draw-down of refrigerants gases, drove the lower working capital requirements. Exclusive of the cash used by the trade receivables securitization agreement, lower working capital requirements provided cash of $79 million in fiscal 2010 versus providing cash of $27 million in the prior year. The trade receivables securitization used cash of $16 million during the current period as a result of the March 2010 agreement renewal, which reduced the maximum amount of receivables that could be sold under the agreement.

On April 1, 2010, the Company adopted new guidance establishing revised standards on accounting for the transfers of financial assets. These standards apply to the Company’s trade receivable securitization agreement and effectively require the Company to recognize the trade receivable securitization agreement as a secured borrowing, as it no longer meet the conditions required for sales accounting treatment. This change in accounting also requires that the cash proceeds received under the Securitization Agreement no longer be treated as a source of cash from operating activities, but to be recognized in the statement of cash flows as a source of cash from financing activities. With the adoption of the new standards, cash provided by operating activities is expected to decrease by the amount of the secured borrowing, which was $295 million at March 31, 2010.

Net cash used in investing activities during fiscal 2010 totaled $322 million and primarily consisted of cash used for capital expenditures and acquisitions. Cash used in investing activities decreased $288 million from the prior year primarily due to a $99 million reduction in capital spending and less acquisition activity during the current year. The decrease in capital expenditures reflects the completion of major capital projects such as the New Carlisle, Indiana and Carrollton, Kentucky air separation units, and the carbon dioxide plant in Deer Park, Texas and reduced capital expenditures in response to the decline in sales. Cash of $81 million was paid in the current year to acquire six businesses, the largest of which was Tri-Tech, a Florida-based industrial gas and welding supply distributor, and to settle acquisition holdback liabilities associated with prior year acquisitions. During fiscal 2009, the Company paid $274 million to acquire 14 businesses, the largest of which was Refron, Inc., now a part of Airgas Refrigerants, Inc., and to settle acquisition holdback liabilities.

Net cash used in financing activities totaled $278 million in fiscal 2010, principally reflecting the net repayment of $254 million of debt. On September 11, 2009, the Company issued $400 million of 4.5% fixed rate senior notes. The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. On March 15, 2010, the Company issued $300 million of 2.85% fixed rate senior notes. The 2010 Notes were issued at a discount and will mature on October 1, 2013 with an effective yield of 2.871%. The Company used the net proceeds from both offerings to reduce the borrowings under its Credit Facility. During fiscal 2010, the Company also repurchased portions of its higher fixed rate senior subordinated notes. On October 13, 2009, the Company redeemed in full its $150 million 6.25% 2004 Notes at a price of 103.125% of the principal. During fiscal 2010, the Company also repurchased $154.6 million of its original $400 million 7.125% 2008 Notes at an average price of 106.4%. As a result of the redemption of the 2004 Notes and the repurchases of the 2008 Notes, the Company recognized total losses of $17.9 million on the early debt extinguishment. The losses reflected the redemption premiums as well as writing-off the associated unamortized debt issuance costs.

Dividends

The Company paid its stockholders quarterly cash dividends of $0.18 per share at the end of each of the first three quarters of fiscal 2010. In the fourth quarter of fiscal 2010, the Company paid dividends of $0.22 per share. On May 25, 2010, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which is payable on June 30, 2010 to the stockholders of record as of June 15, 2010. During fiscal 2009, the Company paid regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. During fiscal 2008, the Company paid regular quarterly cash dividends of $0.09 per share during the first three quarters and $0.12 per share during the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Credit Facility

At March 31, 2010, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of March 31, 2010, the Company had approximately $548 million of borrowings under the Credit Facility: $199 million under the U.S. dollar revolver, $31 million (in U.S. dollars) under the multi-currency revolver, C$10 million (U.S. $10 million) under the Canadian dollar revolver, and $308 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans under the Credit Facility bear interest at LIBOR plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of March 31, 2010, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver, and the Canadian dollar revolver were 0.73%, 0.79%, 0.96%, and 1.00%, respectively.

On January 25, 2010, the Company obtained a committed revolving line of credit of up to 3 million Euro (U.S. $4 million) to fund its expansion into France. The French revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2010, French revolving credit borrowings were 1 million Euro (U.S. $1.35 million). The Company intends to refinance the French revolving credit borrowings with the Credit Facility. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 50 basis points. As of March 31, 2010, the effective interest rate on the French revolving credit borrowings was 0.90%.

Total Borrowing Capacity

As of March 31, 2010, approximately $823 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The debt covenants under the Company’s Credit Facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off-balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At March 31, 2010, the Company’s leverage ratio was 2.9 times and its interest coverage ratio was 9.0 times. Based on the leverage ratio at March 31, 2010, the Company’s borrowing capacity is limited to $748 million. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross default provisions whereby a default under the Credit Facility would likely result in defaults under the senior and senior subordinated notes discussed below.

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

The Company continues to look for acquisition candidates. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing.

The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Money Market Loans

The Company also has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2010, there were no advances outstanding under the agreement.

Senior Notes

On September 11, 2009, the Company issued $400 million of senior notes. The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. The net proceeds from the sale of the 2009 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2009 Notes bear interest at a fixed annual rate of 4.5%, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2010. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

On March 15, 2010, the Company issued $300 million of senior notes. The 2010 Notes were issued at a discount and mature on October 1, 2013 with an effective yield of 2.871%. The net proceeds from the sale of the 2010 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2010 Notes bear interest at a fixed annual rate of 2.85%, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2010. Additionally, the Company has the option to redeem the 2010 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts.

Senior Subordinated Notes

At March 31, 2010, the Company had $245 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have a redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2008, 2009 and 2010 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. With the July 31, 2009 credit rating upgrades and the October 13, 2009 redemption of the 2004 Notes, the subsidiary guarantees on the 2008 and 2009 Notes were released.

Acquisition Notes and Other

The Company's long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2010, acquisition and other notes totaled $16 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Upon its renewal in March 2010, the maximum amount of the facility was established at $295 million, down from $345 million at March 31, 2009. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. During the year ended March 31, 2010, the Company sold approximately $3.5 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $3.5 billion in collections on those receivables. The amount of receivables sold under the securitization agreements was $295 million at March 31, 2010 and $311 million at March 31, 2009.

The Company retains a subordinated interest in trade receivables sold under the Securitization Agreement. The fair value of the retained interest, which was $142 million at March 31, 2010, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of sales. As disclosed in Note 12 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.

Interest Rate Swap Agreements

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The Company recognizes certain derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At March 31, 2010, the Company was party to a total of twelve interest rate swap agreements with an aggregate notional amount of $550 million.

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

During fiscal 2010, eleven fixed interest rate swap agreements with an aggregate notional amount of $377 million matured. At March 31, 2010, the Company had seven fixed interest rate swap agreements outstanding with a notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.59%. The remaining terms of these swap agreements range from six to nine months. For the year ended March 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $8.6 million, or $5.6 million after tax. For the year ended March 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $8.3 million, or $5.4 million after tax. For the year ended March 31, 2008, the fair value of the liability for the fixed interest rate swap agreements increased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $21.0 million, or $13.6 million after tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

On March 15, 2010, the Company entered into five variable interest rate swaps to effectively convert its $300 million of fixed rate 2010 Notes to variable rate debt. At March 31, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.96% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2010 Notes in October 2013. Through March 31, 2010, the fair value of the variable interest rate swaps decreased to a liability of $625 thousand and was recorded in “Other Non-Current Liabilities.” The corresponding reduction in the carrying value of the 2010 Notes caused by the hedged risk was $392 thousand and was recorded in “Long-Term Debt.” The Company records the gain or loss on the hedged item (the 2010 Notes) and the loss or gain on the variable interest rate swaps in interest expense. Accordingly, the ineffective portion of the hedge was $233 thousand for fiscal 2010 and was reflected as additional interest expense. At March 31, 2009 and 2008, the Company had no outstanding variable interest rate swaps.

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

OTHER

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets, business insurance reserves and deferred tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2010, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.

Trade Receivables/Subordinated Retained Interest

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables and the subordinated retained interest in trade receivables sold under the trade receivables securitization agreement (collectively referred to as trade receivables) to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for approximately 0.5% of total net sales.

Inventories

The Company's inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns at four-to-five times per year.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that they may be impaired. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company uses a discounted cash flow approach to develop the estimated fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates, perpetual growth rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. That is, the estimated fair value of the reporting unit, as calculated in step one, is allocated to the individual assets and liabilities as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.

The discount rate, sales growth and profitability assumptions and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies in the chemical manufacturing industry with an equity size premium added, as applicable, for each reporting unit. The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product.

The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 7% decrease to the estimated fair value of each reporting unit. In most cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 7% decrease in fair value would have triggered the need to perform additional step two analyses for one of the Company’s reporting units. The amount of goodwill associated with this reporting unit was $88 million at October 31, 2009.

Business Insurance Reserves

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2010, 2009 and 2008, these programs had high deductible limits of $1 million per occurrence. For fiscal 2011, the high deductible limits will remain $1 million per occurrence with no additional aggregate retention. The Company reserves for its self-insured retention based on individual claim evaluations establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has generally been in the range of 0.6% to 0.8% of sales.

Income Taxes

At March 31, 2010, the Company had deferred tax assets of $104.0 million (net of valuation allowances of $8.2 million), deferred tax liabilities of $707.8 million and a net $8.1 million of unrecognized tax benefits associated with uncertain tax positions (see Note 6 to the consolidated financial statements).

The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established to reduce the deferred income tax assets to their realizable value when management determines that it is more likely than not that a deferred tax asset will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2010 management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

Unrecognized tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company’s tax returns are subject to audit and local taxing authorities could challenge the Company’s tax positions. The Company’s practice is to review tax filing positions by jurisdiction and to record provisions for uncertain income tax positions, including interest and penalties when applicable. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

Contractual Obligations

The following table presents the Company’s contractual obligations as of March 31, 2010:

(In thousands)	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)

Long-term debt (1)	$1,510,676	$10,255	$553,809	$700,990	$245,622
Estimated interest payments on long-term debt (2)	265,480	49,054	89,630	65,581	61,215
Estimated payments on interest rate swap agreements (3)	4,606	3,981	—	625	—
Non-compete agreements (4)	20,352	3,292	7,546	6,042	3,472
Letters of credit (5)	41,732	41,732	—	—	—
Operating leases (6)	269,268	82,075	113,045	48,201	25,947
Purchase obligations:
Liquid bulk gas supply agreements (7)	745,943	129,943	220,741	195,620	199,639
Liquid carbon dioxide supply agreements (8)	192,245	17,964	30,959	25,477	117,845
Ammonia supply commitments (9)	1,157	1,157	—	—	—
Other purchase commitments (10)	2,739	2,739	—	—	—
Construction commitments (11)	4,146	4,146	—	—	—

Total Contractual Obligations	$3,058,344	$346,338	$1,015,730	$1,042,536	$653,740

(a )

The “Less than 1 Year” column relates to obligations due in fiscal 2011. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2014 and 2015. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2016 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2010. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Less than 1 Year” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2010. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of March 31, 2010. Actual payments or receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at March 31, 2010 include approximately $183 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

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

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $55 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024.

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

The Company signed a 15-year take-or-pay supply agreement with First United Ethanol LLC, (“FUEL”) to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in mid-calendar year 2010 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, Georgia. Annual purchases under this contract will be approximately $1.3 million annually.

(9)	The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $1.2 million annually under these contracts.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(1 1)	Construction commitments represent an outstanding commitment to a customer to construct a raw liquid carbon dioxide plant in Camilla, Georgia.

Off-Balance Sheet Arrangements

As disclosed in Note 4 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” the Company participates in the Securitization Agreement with three commercial banks to sell, on a revolving basis, up to $295 million of qualifying trade receivables. The Securitization Agreement was renewed in March 2010 for two years. Under the Securitization Agreement, trade receivables are sold on a monthly basis to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “Trade receivables” on the accompanying Consolidated Balance Sheet. At March 31, 2010, the amount of retained interest in the receivables sold was approximately $142 million.

The Securitization Agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables. The table below reflects the amount of trade receivables sold at March 31, 2010 and the amount of the anticipated discount to be taken, based on market rates at March 31, 2010, on the sale of that quantity of receivables each month through the expiration date of the Securitization Agreement. The Securitization Agreement expires in March 2012.

		Payments Due by Period
Off-balance sheet obligations as of March 31, 2010:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
(In thousands)

Trade receivables securitization	$295,000	$—	$295,000	$—	$—
Estimated discount on securitization	7,074	3,606	3,468	—	—

Total off-balance sheet obligations	$302,074	$3,606	$298,468	$—	$—

Accounting Pronouncements Issued But Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), regarding the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing U.S. generally accepted accounting principles (“GAAP”) by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 and its method of adoption may have on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which codifies a previous accounting standard and amends existing GAAP to establish new standards that will change how companies account for transfers of financial assets. Significant changes include (1) elimination of the qualifying special purpose entity (“QSPE”) concept, (2) new requirements for determining whether transfers of portions of financial assets are eligible for sale accounting, (3) clarification of the derecognition criteria for a transfer to qualify as a sale, (4) changes in recognition of gains or losses on transfers accounted for as sales, and (5) extensive new disclosures. ASU 2009-16 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with early adoption prohibited. The disclosure provisions of ASU 2009-16 shall be applied to transfers that occur both before and after the effective date of ASU 2009-16.

On April 1, 2010, the Company adopted ASU 2009-16. The Company currently participates in the Securitization Agreement, which expires in March 2012, with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The adoption of ASU 2009-16 affects the Company’s Securitization Agreement and effectively requires the Company to recognize the trade receivables sold under the Securitization Agreement and the related short-term borrowings on its balance sheet as debt. The Securitization Agreement will be reflected as such on the Company’s balance sheet for the fiscal quarter ending on June 30, 2010. However, the Company’s debt covenants will not be impacted by the balance sheet recognition of the short-term borrowings, as borrowings under the Securitization Agreement are already factored into the debt covenant calculations. Prior to the adoption of ASU 2009-16, transfers of receivables were reflected as operating cash flows, whereas after the adoption of ASU 2009-16, only cash collections are classified as operating cash flows. Subsequent to the adoption of the new guidance, cash flows related to the transfer of receivables from the Company to the banks will be classified as financing cash flow. For the first quarter ending on June 30, 2010, the Company’s statement of cash flows will be uniquely affected by the adoption of ASU 2009-16, as the cash proceeds received under the Securitization Agreement will no longer be treated as a source of cash from operating activities, but will instead be recognized as a source of cash from financing activities. Therefore, for the period ending June 30, 2010, the Company will reflect a reduced amount of operating cash inflows from trade receivables.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which codifies a previous accounting standard. ASU 2009-17 establishes new standards that will change the consolidation model for variable interest entities (“VIEs”). Significant changes as a result of ASU 2009-17 include (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the QSPE scope exception. ASU 2009-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009 with early adoption prohibited. Upon adoption, if a VIE is required to be consolidated, an election must be made as to whether to retrospectively apply the guidance of ASU 2009-17 or record a cumulative-effect adjustment to retained earnings on the date of adoption. Additionally, if a VIE is deconsolidated upon the adoption of ASU 2009-17, a separate cumulative-effect adjustment to retained earnings will be recognized. The new guidance did not result in the deconsolidation of the Company’s existing VIE.

Forward-Looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectations to incur additional costs in the future in connection with Air Products’ unsolicited takeover attempt; the Company’s beliefs as to future product purchases under its long-term supply agreements and the ability to negotiate alternative supply arrangements; the Company’s intentions to negotiate its withdrawal from the multi-employer pension plans; the Company’s plan to begin its phased, multi-year rollout of the SAP platform during the summer of fiscal 2011; the Company’s belief regarding the benefits of the SAP platform; the Company’s expectations that earnings per diluted share will be $0.70 to $0.72 for the first quarter ending June 30, 2010, including and excluding anticipated charges; the Company’s expectations that earnings per diluted share for the full year of fiscal 2011 will be $2.95 to $3.05, including and excluding anticipated charges; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s estimate that for every 25 basis point increase in LIBOR, its annual interest expense would increase approximately $2.2 million; the Company’s expectation that the adoption of the new accounting standards for the transfer of financial assets will not impact its debt covenants; the Company’s future dividend declarations; the Company’s intention to refinance its French revolving credit borrowings with its Credit Facility; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s expectations as to non-performance by its counterparties to interest rate swap agreements; the Company’s belief as to its realization of the tax benefits of its deductible differences, net of the existing valuation allowances; and the Company’s belief that it has the ability and intention to refinance its principal payments on its term loan with borrowings under its long-term revolving credit line.

Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: adverse changes in customer buying patterns resulting from deterioration in current economic conditions; weakening in the operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect accounts receivable; postponement of projects due to economic developments; customer acceptance of price increases; the success of implementing and continuing the Company’s cost reduction programs; the Company’s ability to achieve anticipated acquisition synergies; supply cost pressures; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; increases in energy costs and other operating expenses eroding the planned cost savings; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the impact of tightened credit markets on the Company’s customers; the impact of changes in tax and fiscal policies and laws; the potential for increased expenditures relating to compliance with environmental regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulation; continued potential liability under the Multiemployer Pension Plan Amendments Act of 1980 with respect to the Company’s participation in or withdrawal from multi-employer pension plans for union employees of the Company; costs incurred associated with the Air Products’ unsolicited takeover attempt and proxy contest; the timing of economic recovery in the U.S. economy; and the effect of catastrophic events and political and economic uncertainties associated with current world events.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at March 31, 2010. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
(In millions)

Fixed Rate Debt:
Acquisition notes and other	$10.3	$3.9	$0.7	$0.5	$0.4	$0.2	$16	$17
Interest expense	0.7	0.2	0.1	0.1	0.01	0.01	1.1
Average interest rate	6.16%	6.21%	6.20%	5.97%	4.62%	3.53%

Senior subordinated notes due 10/01/2018	$—	$—	$—	$—	$—	$245	$245	$270
Interest expense	17.5	17.5	17.5	17.5	17.5	61.1	148.6
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

Senior notes due 9/15/2014	$—	$—	$—	$—	$400	$—	$400	$413
Interest expense	18.0	18.0	18.0	18.0	8.3	—	80.3
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	—

Senior notes due 10/1/2013	$—	$—	$—	$300	$—	$—	$300	$299
Interest expense	8.6	8.6	8.6	4.3	—	—	30.1
Interest rate	2.85%	2.85%	2.85%	2.85%	—	—

	Fiscal Year of Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
(In millions)

Variable Rate Debt:
Revolving credit borrowings- US	$—	$199	$—	$—	$—	$—	$199	$197
Interest expense	1.5	0.4	—	—	—	—	1.9
Interest rate (a)	0.73%	0.73%	—	—	—	—

Revolving credit borrowings- Canada	$—	$10	$—	$—	$—	$—	$10	$10
Interest expense	0.1	0.03	—	—	—	—	0.1
Interest rate (a)	1.00%	1.00%	—	—	—	—

Revolving credit borrowings- Multi-currency	$—	$31	$—	$—	$—	$—	$31	$31
Interest expense	0.3	0.1	—	—	—	—	0.4
Interest rate (a)	0.96%	0.96%	—	—	—	—

Revolving credit borrowings- France	$—	$1	$—	$—	$—	$—	$1	$1
Interest expense	0.01	0.01	—	—	—	—	0.02
Interest rate (a)	0.90%	0.90%	—	—	—	—

Term loans (b)	$—	$308	$—	$—	$—	$—	$308	$304
Interest expense	2.5	0.6	—	—	—	—	3.1
Interest rate (b)	0.79%	0.79%	—	—	—	—

Interest Rate Swaps:
7 swaps receive variable/pay fixed Notional amounts	$250	$—	$—	$—	$—	$—	$250	$4.0
Swap payments (receipts) $250 million notional amount	4.0	—	—	—	—	—	4.0
Variable forward receive rate = .59%
Weighted average pay rate = 3.21%

5 swaps receive fixed/pay variable Notional amounts	$—	$—	$—	$300	$—	$—	$300	$0.6
Swap payments (receipts) $300 million notional amount	—	—	—	0.6	—	—	0.6
Variable forward pay rate = 2.96%
Weighted average receive rate = 2.85%

Other Off-Balance Sheet
LIBOR-based Agreement:
Trade receivables securitization	$—	$295	$—	$—	$—	$—	$295	$295
Discount on securitization	3.6	3.5	—	—	—	—	7.1
Variable discount rate at 3/31/2010 of 1.21%

(a)

The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on each of the U.S. dollar revolving credit line, the multi-currency revolving credit line and the Canadian dollar credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portions of the Credit Facility is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The variable interest rates on the French revolving credit borrowings are also based on a spread over the Euro currency rate. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

( b )

The consolidated financial statements and related notes reflect the term loans principal payments due through March 31, 2011 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of March 31, 2010, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.

Foreign Currency Rate Risk

Canadian subsidiaries and the European operations of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its financial position and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-57 of the report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, included under Item 8, “Financial Statements and Supplementary Data.”

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information from the Company’s 2010 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.

Item 401 Information

The biographical information for the directors including the names, ages, terms of office, directorships in other companies and business experience is included in the Proxy Statement section “Election of Directors” and is incorporated herein by reference. The biographical information relating to the Company's executive officers set forth in Item 1 of Part I of this Form 10-K report is incorporated by reference.

Item 405 Information

Disclosure of the failure by any director, officer, or beneficial owner of more than ten percent of a class of the Company’s equity securities to file Forms 3, 4, or 5 reporting their ownership and changes in ownership in the Company is included in the Proxy Statement section “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference.

Item 406 Information

Disclosure of the Company’s adoption of a code of ethics and the employees to which it applies is included in the Proxy Statement section “Governance of the Company” under subsection “Charters and Code of Ethics and Business Conduct” and is incorporated by reference.

Item 407(c)(3) Information

The procedure followed to nominate persons to the Company’s board of directors is included in the Proxy Statement section “Governance of the Company” under subsection “Director Nomination Process” and is incorporated by reference.

Item 407(d)(4) and 407(d)(5) Information

The identification of each audit committee member, their independence with regard to the Company, and the Company’s audit committee financial expert are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee.” The information in that section is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee,” and “Executive Compensation.” The information in these sections is incorporated by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 201(d) Information

The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is presented below.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2010 with respect to the shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	121,572	$28.53	321,916 ESPP shares	(1)
	6,707,018	$35.93	3,801,877 stock option shares	(2)

Equity compensation plans not approved by security holders	—	—	—

Total:	6,828,590	$35.80	4,123,793

(1)

The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. The ESPP encourages and assists employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.

(2)

At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. At the Company’s August 2009 Annual Meeting of Stockholders, the stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things a 2.6 million increase in the number of shares available for issuance under the plan. Future grants of stock options to employees and directors will be issued from the 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2010, only stock option awards have been granted under the 2006 Equity Plan and predecessor stock option plans.

Item 403 Information

The information required by Item 403 of Regulation S-K regarding the disclosure of the amount of the Company’s voting securities beneficially owned by each director individually, by all directors and officers as a group, and by any owner of 5% or more of the securities is set forth in the Proxy Statement section “Security Ownership.” The information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company’s directors, executive officers, nominees for election as directors, major shareholders, and business and professional entities affiliated with them is included in the Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions.” These sections of the Proxy Statement are incorporated herein by reference. The information required by Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in Proxy Statement section “Governance of the Company” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and such information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2):

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended October 9, 2007. (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 2007 Quarterly Report on Form 10-Q).

3.3	Airgas, Inc. By-Laws Amended April 7, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s April 8, 2010 Current Report on Form 8-K).

4.1	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s September 30, 2006 Quarterly Report on Form 10-Q).

Exhibit No.	Description

4.2	The First Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 3, 2007, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2007 Quarterly Report on Form 10-Q).

4.3	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651.

4.4	Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company's May 10, 2007 Current Report on Form 8-K).

4.5	Indenture, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.6	Exchange and Registration Rights Agreement, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.2 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.7	The Second Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of April 2, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.1 to the Company's September 30, 2008 Quarterly Report on Form 10-Q).

4.8	The Third Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 28, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent.

4.9	Indenture dated as of September 11, 2009, between Airgas, Inc. and the Bank of New York, as Trustee, relating to the 4.5% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s September 11, 2009 Current Report on Form 8-K).

4.10	The Second Supplemental Indenture dated as of March 15, 2010 between Airgas, Inc. and the Bank of New York Mellon, as Trustee, related to the 2.85% Senior Notes due 2013. (Incorporated by reference to Exhibit 4.2 to the Company’s March 15, 2010 Current Report on Form 8-K).

Exhibit No.	Description

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

*10.1	Amended and Restated 2003 Employee Stock Purchase Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 30, 2006).

*10.2	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.3	1997 Directors' Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004).

*10.4	2006 Equity Incentive Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s August 9, 2006 Current Report on Form 8-K).

*10.5	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.6	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

*10.7	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K).

10.8	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s December 31, 2006 Quarterly Report on Form 10-Q).

10.9	Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2007 Annual Report on Form 10-K).

*10.10	Amended and restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K). Six other executive officers and one additional officer are parties to identical agreements.

*10.11	Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s January 7, 2009 Current Report on Form 8-K).

Exhibit No.	Description

*10.12	Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K).

*10.13	Amended and Restated 2006 Equity Incentive Plan dated May 19, 2009, and approved by the Company’s stockholders on August 18, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s August 20, 2009 Current Report on Form 8-K).

10.14	Third Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2010, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s March 23, 2010 Current Report on Form 8-K).

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 13 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2010

Airgas, Inc.
(Registrant)

By:	/S/ PETER MCCAUSLAND

Peter McCausland
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER MCCAUSLAND (Peter McCausland)	Director, Chairman of the Board, President and Chief Executive Officer	May 27, 2010

/S/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 27, 2010

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 27, 2010

/S/ W. THACHER BROWN (W. Thacher Brown)	Director	May 27, 2010

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 27, 2010

/S/ RICHARD C. ILL (Richard C. Ill)	Director	May 27, 2010

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 27, 2010

/S/ DAVID M. STOUT (David M. Stout)	Director	May 27, 2010

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 27, 2010

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.)	Director	May 27, 2010

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 27, 2010

AIRGAS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

Management of Airgas, Inc. and subsidiaries (the “Company”) prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The consolidated statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Directors’ authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires judgment by management.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2010 and 2009, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2010.

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets regularly (jointly and separately) with the independent registered public accounting firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has direct access to the Audit Committee.

Airgas, Inc.	Airgas, Inc.

/S/ PETER MCCAUSLAND	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

May 27, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, as stated in their report, has issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.

Airgas, Inc.	Airgas, Inc.

/S/ PETER MCCAUSLAND	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

May 27, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Airgas, Inc.:

We have audited the accompanying consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Philadelphia, Pennsylvania

May 27, 2010

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
	2010	2009	2008
(In thousands, except per share amounts)

Net Sales	$3,864,005	$4,349,455	$4,017,024

Cost and Expenses
Cost of products sold (excluding depreciation expense)	1,732,424	2,045,020	1,929,263
Selling, distribution and administrative expenses	1,473,599	1,558,772	1,422,162
Costs related to unsolicited takeover attempt (Note 25)	23,435	—	—
Depreciation	212,718	198,033	175,802
Amortization (Note 8)	22,231	22,762	13,973

Total costs and expenses	3,464,407	3,824,587	3,541,200

Operating Income	399,598	524,868	475,824

Interest expense, net (Note 16)	(63,310)	(84,395)	(89,485)
Discount on securitization of trade receivables (Note 4)	(5,651)	(10,738)	(17,031)
Losses on the extinguishment of debt (Note 10)	(17,869)	—	—
Other income (expense), net	1,332	(382)	1,454

Earnings before income taxes and minority interest	314,100	429,353	370,762
Income taxes (Note 6)	(117,800)	(168,265)	(144,184)
Minority interest in earnings of consolidated affiliate (Note 13)	—	—	(3,230)

Net Earnings	$196,300	$261,088	$223,348

Net Earnings per Common Share (Note 17)
Basic earnings per share	$2.39	$3.19	$2.74

Diluted earnings per share	$2.34	$3.12	$2.66

Weighted average shares outstanding:
Basic	82,129	81,926	81,402

Diluted	83,787	83,816	84,235

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2010	2009

ASSETS
Current Assets
Cash	$47,001	$47,188
Trade receivables, less allowances for doubtful accounts of $25,359 in 2010 and $27,572 in 2009 (Note 4)	186,804	184,739
Inventories, net (Note 5)	333,961	390,445
Deferred income tax asset, net (Note 6)	48,591	45,692
Prepaid expenses and other current assets	94,978	76,679

Total current assets	711,335	744,743

Plant and equipment at cost (Note 7)	3,774,208	3,558,730
Less accumulated depreciation	(1,346,212)	(1,192,204)

Plant and equipment, net	2,427,996	2,366,526

Goodwill (Note 8)	1,109,276	1,063,370
Other intangible assets, net (Note 8)	212,752	216,070
Other non-current assets	34,573	35,601

Total assets	$4,495,932	$4,426,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$157,566	$156,838
Accrued expenses and other current liabilities (Note 9)	307,822	280,405
Current portion of long-term debt (Note 10)	10,255	11,058

Total current liabilities	475,643	448,301

Long-term debt, excluding current portion (Note 10)	1,499,384	1,750,308
Deferred income tax liability, net (Note 6)	652,389	576,715
Other non-current liabilities	72,972	79,231
Commitments and contingencies (Notes 18 and 19)

Stockholders’ Equity (Note 14)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding in 2010 and 2009	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized,
86,253 and 85,542 shares issued in 2010 and 2009, respectively	863	856
Capital in excess of par value	568,421	533,030
Retained earnings	1,332,759	1,198,985
Accumulated other comprehensive income (loss)	3,442	(10,753)
Treasury stock, 3,027 and 4,139 shares at cost in 2010 and 2009, respectively	(109,941)	(150,363)

Total stockholders’ equity	1,795,544	1,571,755

Total liabilities and stockholders’ equity	$4,495,932	$4,426,310

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2010, 2009 and 2008
	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
(In thousands)

Balance – April 1, 2007	79,960	$799	$341,101	$792,433	$4,183	(1,292)	$ (13,134)	$1,125,382
Cumulative adjustment to retained earnings for adoption of FIN 48 (Note 6)				(290)				(290)
Comprehensive income:
Net earnings				223,348				$223,348
Foreign currency translation adjustment					4,738			4,738
Net change in fair value of interest rate swap agreements (Note 11)					(20,956)			(20,956)
Net tax benefit of other comprehensive income items					7,322			7,322

Total comprehensive income								$214,452
Shares issued in connection with stock options exercised (Note 15)	1,238	13	20,368					20,381
Dividends paid on common stock ($0.39) (Note 14)				(31,828)				(31,828)
Tax benefit associated with the exercise of stock options			13,327					13,327
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	407	4	14,087					14,091
Expense related to stock-based compensation (Note 15)			15,587					15,587
National Welders exchange transaction (Note 13)	2,471	25	63,832					63,857
Purchase of treasury stock (Note 14)						(496)	(21,623)	(21,623)

Balance – March 31, 2008	84,076	$841	$468,302	$983,663	$(4,713)	(1,788)	$ (34,757)	$1,413,336

Comprehensive income:
Net earnings				261,088				$261,088
Foreign currency translation adjustment					(11,451)			(11,451)
Net change in fair value of interest rate swap agreements (Note 11)					8,325			8,325
Net tax expense of other comprehensive income items					(2,914)			(2,914)

Total comprehensive income								$255,048

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Years Ended March 31, 2010, 2009 and 2008
	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
(In thousands)

Shares issued in connection with stock options exercised (Note 15)	1,027	10	16,178					16,188
Dividends paid on common stock ($0.56) (Note 14)				(45,766)				(45,766)
Tax benefit associated with the exercise of stock options			11,846					11,846
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	439	5	16,502					16,507
Expense related to stock-based compensation (Note 15)			20,202					20,202
Purchase of treasury stock (Note 14)						(2,351)	(115,606)	(115,606)

Balance – March 31, 2009	85,542	$856	$533,030	$1,198,985	$(10,753)	(4,139)	$(150,363)	$1,571,755

Comprehensive income:
Net earnings				196,300				$196,300
Foreign currency translation adjustment					8,629			8,629
Net change in fair value of interest rate swap agreements (Note 11)					8,563			8,563
Net tax expense of other comprehensive income items					(2,997)			(2,997)

Total comprehensive income								$210,495
Shares issued in connection with stock options exercised (Note 15)	187	2	(18,561)			1,112	40,422	21,863
Dividends paid on common stock ($0.76) (Note 14)				(62,526)				(62,526)
Tax benefit associated with the exercise of stock options			15,444					15,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	524	5	15,423					15,428
Expense related to stock-based compensation (Note 15)			23,085					23,085

Balance – March 31, 2010	86,253	$863	$568,421	$1,332,759	$3,442	(3,027)	$(109,941)	$1,795,544

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$196,300	$261,088	$223,348
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	212,718	198,033	175,802
Amortization	22,231	22,762	13,973
Deferred income taxes	66,166	103,280	74,725
Loss (gain) on sales of plant and equipment	3,014	(964)	714
Minority interest in earnings of consolidated affiliate	—	—	3,230
Stock-based compensation expense	22,868	20,635	16,629
Losses on debt extinguishment	17,869	—	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(16,400)	(48,600)	95,600
Trade receivables, net	18,287	77,209	(23,308)
Inventories, net	58,785	441	(37,079)
Prepaid expenses and other current assets	(18,028)	(11,479)	1,693
Accounts payable, trade	(3,863)	(40,239)	8,053
Accrued expenses and other current liabilities	24,085	744	(749)
Other non-current assets	4,012	(673)	(81)
Other non-current liabilities	(7,997)	530	(2,624)

Net cash provided by operating activities	600,047	582,767	549,926

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(252,828)	(351,912)	(267,378)
Proceeds from sales of plant and equipment	14,466	14,360	9,345
Business acquisitions and holdback settlements	(80,777)	(273,750)	(480,096)
Other, net	(3,142)	1,378	(1,316)

Net cash used in investing activities	(322,281)	(609,924)	(739,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,446,500	1,364,423	1,162,452
Repayment of debt	(1,700,368)	(1,188,675)	(953,749)
Financing costs	(5,161)	(9,201)	—
Premium paid on call of senior subordinated notes	(14,624)	—	—
Minority interest in earnings of consolidated affiliate	—	—	(711)
Purchase of treasury stock	—	(120,219)	(17,010)
Proceeds from the exercise of stock options	21,863	16,188	20,381
Stock issued for the Employee Stock Purchase Plan	15,428	16,507	14,091
Tax benefit realized from the exercise of stock options	15,444	11,846	13,327
Dividends paid to stockholders	(62,526)	(45,766)	(31,828)
Change in cash overdraft	5,491	(13,806)	(317)

Net cash provided by (used in) financing activities	(277,953)	31,297	206,636

CHANGE IN CASH	$(187)	$4,140	$17,117
Cash – Beginning of year	47,188	43,048	25,931

Cash – End of year	$47,001	$47,188	$43,048

For supplemental cash flow disclosures, see Note 22.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of the Business

Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made nearly 400 acquisitions to become the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets its products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 14,000 employees work in approximately 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities, and distribution centers.

(b) Basis of Presentation

The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets, asset retirement obligations, business and health insurance reserves, loss contingencies and deferred tax assets. Actual results could differ from those estimates.

(c) Reclassifications and Prior Period Adjustments

The Consolidated Balance Sheet as of March 31, 2009 reflects an adjustment that reclassified refundable income taxes of $15.8 million from “Accrued expenses and other current liabilities” to “Prepaid expenses and other current assets.” The March 31, 2009 Consolidated Balance Sheet also reflects an adjustment made to reclassify $10.9 million of deferred tax assets from long-term to current. The reclassification was made from “Deferred income tax liability, net” to “Deferred income tax asset, net.” The adjustments to the March 31, 2009 balances were also reflected in the Consolidated Statement of Cash Flows for the year ended March 31, 2009 as reclassifications within operating activities, but with no change in net cash provided by operating activities. Additionally, the March 31, 2009 balances included within Note 6 – Income Taxes and Note 9 – Accrued Expenses and Other Current Liabilities reflect the effect of the above adjustments. The Company does not consider these adjustments to be material to its financial position or liquidity, and the adjustments did not affect its results of operations.

(d) Cash and Cash Overdraft

On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company’s revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables and the subordinated retained interest in trade receivables sold under the trade receivable securitization agreement for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.

(f) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, average-cost method and last-in, first-out (LIFO) method. At March 31, 2010, approximately 73%, 17% and 10% of inventory was valued using the FIFO, average-cost and LIFO methods, respectively. At March 31, 2009, approximately 74%, 17% and 9% of inventory was valued using the FIFO, average-cost and LIFO methods, respectively.

(g) Plant and Equipment

Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the book value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be potentially impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company also leases property, plant and equipment, principally under operating leases. Rent expense for operating leases, which may have escalating rentals or rent holidays, is recorded on a straight-line basis over the lease term.

(h) Computer Software

The Company capitalizes certain costs incurred to purchase or develop computer software for internal use. These costs include purchased software packages, payments to vendors and consultants for the development, implementation or modification of purchased software packages for Company use, payroll and related costs for employees associated with internal-use software projects, interest costs incurred in developing software for internal use, and software costs that allow for access or conversion of old data by new internal-use software. Capitalized computer software costs are included within plant and equipment on the Company’s Consolidated Balance Sheets and depreciated over the estimated useful life of the computer software, which is generally from three to ten years.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Goodwill, Other Intangible Assets and Deferred Financing Costs

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that they may be impaired. The Company has elected to perform its annual tests for indications of goodwill and other indefinite lived intangibles impairment as of October 31 of each year.

Other intangible assets primarily include non-competition agreements and customer relationships resulting from business acquisitions. Both non-competition agreements and customer relationships are recorded based on their acquisition date fair value. Non-competition agreements are amortized using the straight-line method over the term of the agreement. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from seven to 17 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset can be recovered through projected undiscounted future cash flows of the related business unit.

Financing costs related to the issuance of long-term debt and for the trade receivables securitization agreement (see Note 4) are deferred and included in other non-current assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument for long-term debt, and are amortized as interest expense over the term of the agreement for the trade receivables securitization.

(j) Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning bulk tanks sites to their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations totaled $11.1 million and $10.2 million at March 31, 2010 and 2009, respectively.

(k) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the Consolidated Statements of Earnings.

(m) Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings as incurred.

(n) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries primarily throughout North America. Credit terms granted to customers are generally net 30 days.

(o) Financial Instruments

In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. The Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either accumulated other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.

The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value based on the short-term maturity of these financial instruments.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Revenue Recognition

Revenue from sales of gases and hardgoods products is recognized when the product is shipped, a sales price is fixed or determinable and collectability is reasonably assured. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For contracts that contain multiple deliverables, principally product supply agreements for gases and container rental, revenue is recognized for each deliverable based on its objectively determinable fair value. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the term of the lease agreement. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.

(q) Cost of Products Sold (Excluding Depreciation)

Cost of products sold (excluding depreciation) for the Distribution business segment principally consists of direct material costs, direct labor, manufacturing overhead and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in cost of products sold (excluding depreciation).

Cost of products sold (excluding depreciation) for the All Other Operations business segment principally consists of direct material costs, direct labor and freight-in for bulk gas purchases.

(r) Selling, Distribution and Administrative Expenses

Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

(s) Depreciation

The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on the Company’s property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”

(t) Shipping and Handling Fees and Distribution Costs

The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company vehicles, are reflected in selling, distribution and administrative expenses and were $677 million, $712 million and $643 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $23 million, $18 million and $15 million was recognized in depreciation for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACCOUNTING AND DISCLOSURE CHANGES

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

In September 2006, the FASB issued accounting guidance on fair value measurements and disclosures, effective for financial statements issued for fiscal years beginning after November 15, 2007. The guidance did not require any new fair value measurements; rather it replaced multiple existing definitions of fair value with a single definition, established a consistent framework for measuring fair value and expanded financial statement disclosures regarding fair value measurements. In February 2008, the FASB delayed the effective date of the new fair value measurement and disclosure guidance until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In April 2009, the FASB also issued clarifying guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly, with the guidance effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the fair value measurement and disclosure guidance to its financial assets and liabilities as of April 1, 2008 and to its non-financial assets and liabilities as of April 1, 2009, as required. Additionally, the Company adopted the guidance regarding the (1) determination of fair value when the level of activity and/or volume has declined, and (2) identification of transactions that are not orderly, for the interim reporting period ended June 30, 2009, as required. The adoption of the new guidance over fair value measurements and disclosures did not have a material impact on the Company’s financial position, results of operations or liquidity. See Note 12 for required fair value disclosures.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued revised guidance on accounting for business combinations, which replaces Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and prohibits early adoption. The revised guidance significantly changes the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the revised guidance on accounting for business combinations to impact its operating results as significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values of the individual assets and liabilities acquired are determined. The principles contained in the revised guidance are, in a number of ways, very different from those previously applied to business combinations under SFAS 141. The impact of the revised guidance on the consolidated financial statements may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company adopted the revised guidance on April 1, 2009 and accounted for fiscal 2010 acquisitions based on the new guidance (see Note 3). Transaction and other integration costs related to fiscal 2010 acquisitions, which under the new guidance are required to be recognized in current period income, were not material for the year ended March 31, 2010. Additionally, no recasting of previously issued consolidated financial statements was required. However, should the Company enter into a material business combination, or a series of individually immaterial business combinations that are material collectively, the provisions of the new guidance may have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued amended guidance on accounting for noncontrolling interests (formerly minority interests). The amended guidance establishes accounting and reporting standards that require (1) noncontrolling interests held by non-parent parties be clearly identified and presented in the consolidated balance sheet within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly presented on the face of the consolidated statement of earnings. The amended guidance also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the amended guidance for noncontrolling interests on April 1, 2009 with no impact on the consolidated financial statements, as all of the Company’s subsidiaries are currently 100% owned subsidiaries. Additionally, the retrospective application of the presentation and disclosure requirements was not material. Therefore, the Company did not amend its fiscal 2008 presentation or disclosures regarding the former minority interest in its National Welders joint venture.

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

In April 2009, the FASB issued new guidance for interim disclosures about the fair value of financial instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Previously, these disclosures were only required in the Company’s annual consolidated financial statements. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company adopted the new guidance beginning with the interim reporting period ended June 30, 2009 — see Note 12 for the required disclosures. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides additional guidance on how companies should measure liabilities at fair value, including alternative valuation methods and a hierarchy for their use. Specifically, when valuing a liability, an entity must use a quoted price in an active market for an identical liability, if available. Otherwise, an entity may use one or more prescribed techniques, which in all instances should maximize the use of observable inputs and minimize unobservable inputs. Additionally, ASU 2009-05 clarifies that an entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of a liability when measuring a liability at fair value. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the additional guidance on measuring liabilities at fair value on October 1, 2009. The adoption of the new guidance did not affect the Company’s liabilities subject to measurement at fair value, and did not impact the Company’s financial position, results of operations or liquidity.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010. The Company adopted the new guidance on January 1, 2010 – see Note 12 for the required disclosures. The adoption of ASU 2010-06 did not impact the Company’s financial position, results of operations or liquidity.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments to previously issued guidance on subsequent events disclosure. The amendments remove the requirement for an SEC filer to disclose the date through which a subsequent events review is conducted, but do not remove the requirement for a subsequent events review. The new guidance is effective upon issuance, and the Company adopted the guidance beginning with the period ended March 31, 2010. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Accounting pronouncements issued but not yet adopted

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), regarding the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 and its method of adoption may have on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009 -16”), which codifies a previous accounting standard and amends existing GAAP to establish new standards that will change how companies account for transfers of financial assets. Significant changes include (1) elimination of the qualifying special purpose entity (“QSPE”) concept, (2) new requirements for determining whether transfers of portions of financial assets are eligible for sale accounting, (3) clarification of the derecognition criteria for a transfer to qualify as a sale, (4) changes in recognition of gains or losses on transfers accounted for as sales, and (5) extensive new disclosures. ASU 2009-16 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with early adoption prohibited. The disclosure provisions of ASU 2009-16 shall be applied to transfers that occur both before and after the effective date of ASU 2009-16.

On April 1, 2010, the Company adopted ASU 2009-16. The Company currently participates in a trade receivable securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis (see Note 4). The adoption of ASU 2009-16 impacts the Company’s accounting under the Securitization Agreement, as it effectively requires the Company to recognize the trade receivables sold and the related short-term borrowings on its balance sheet. The Securitization Agreement will be reflected as such on the Company’s Consolidated Balance Sheet beginning with the fiscal quarter ending on June 30, 2010. However, the Company’s debt covenants will not be impacted by the balance sheet recognition of the short-term borrowings, as borrowings under the Securitization Agreement are already factored into the debt covenant calculations. Additionally, the Company’s Consolidated Statement of Cash Flows during the first year under the new guidance will reflect the final remittance of cash associated with the $295 million of receivables sold at March 31, 2010 and subsequently collected by the Company on behalf of the bank conduits as an operating cash outflow. Any subsequent borrowing activity with the bank conduits will now be treated as financing cash flows. The overall effect on the Consolidated Statement of Cash Flows in fiscal 2011 will be a reduction in cash from operating activities and an increase in cash from financing activities, whereas under the previous guidance, these cash flows were presented net as cash from operating activities. With respect to the Consolidated Statement of Earnings, the amounts recorded within the line item “Discount on securitization of trade receivables,” which represents the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, will now be reflected within “Interest expense, net” as a result of the new accounting treatment of the facility as a secured borrowing beginning on April 1, 2010.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which codifies a previous accounting standard. ASU 2009-17 establishes new standards that will change the consolidation model for variable interest entities (“VIEs”). Significant changes as a result of ASU 2009-17 include (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the QSPE scope exception. ASU 2009-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009 with early adoption prohibited. The Company adopted ASU 2009-17 on April 1, 2010. The new guidance did not result in the deconsolidation of the Company’s existing VIE.

(3) ACQUISITIONS

Acquisitions occurring in fiscal 2010 were recorded using the acquisition method of accounting in accordance with the revised guidance on business combinations, which the Company adopted on April 1, 2009. The results of acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Fiscal 2010

During fiscal year 2010, the Company purchased six businesses. The largest of these businesses was Tri-Tech, a Florida-based industrial gas and welding supply distributor with 16 locations throughout Florida, Georgia, and South Carolina with historical annual sales of approximately $31 million. A total of $80.8 million in cash was paid for these businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. Transaction and other integration costs incurred in fiscal 2010 and included in the Company’s fiscal 2010 results were insignificant. These businesses had aggregate historical annual sales of approximately $47 million. Net sales from current year acquisitions that are included in the Company’s fiscal 2010 results are $13.9 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The following table summarizes the fair values of the assets acquired and liabilities assumed related to fiscal 2010 acquisitions, as well as adjustments related to certain prior year acquisitions. Purchase price allocations are based on third-party valuations and management’s estimates. The purchase price allocations related to fiscal 2010 acquisitions are substantially complete with the exception of property and equipment and intangible assets for Tri-Tech and one other acquisition, which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Adjustments to provisional amounts were not significant. Final determination of the fair values may result in further adjustments to the values presented below.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Current assets, net	$5,750	$533	$6,283
Property and equipment	22,477	83	22,560
Goodwill	40,821	1,056	41,877
Other intangible assets	17,029	1,035	18,064
Current liabilities	(3,060)	(1,097)	(4,157)
Long-term liabilities	(3,694)	(156)	(3,850)

Total cash consideration	$79,323	$1,454	$80,777

The fair value of trade receivables acquired, net of an allowance for doubtful accounts was $4.2 million, with gross contractual amounts receivable of $4.5 million. Of the total goodwill in the table above, $33.7 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2010 acquisitions represent customer relationships and non-competition agreements and amounted to $21.6 million and $2.3 million, respectively. The remaining adjustments to intangible assets in fiscal 2010 are related to changes in the useful lives of intangible assets acquired in fiscal 2009. See Note 8 for further information on goodwill and intangible assets, including the allocation by segment.

In connection with acquisitions prior to fiscal 2010, the Company is required to make future payments to sellers based on future earnings of the acquired business in excess of predetermined amounts. Amounts payable under contingent payment agreements continue through 2019 and are limited to $8.7 million, the majority of which, if required, will be capitalized as additional costs of the acquisitions.

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations as if fiscal 2010 and 2009 acquisitions had occurred on April 1, 2008. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2008 or of results that may occur in the future.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unaudited
	Years Ended March 31,
	2010	2009
(In thousands, except per share amounts)

Net sales	$3,894,650	$4,485,016
Net earnings	197,807	263,586

Diluted earnings per share	$2.36	$3.14

Fiscal 2009

During fiscal 2009, the Company purchased 14 businesses. The largest of these businesses, acquired on July 31, 2008, was Refron, Inc., a New York-based distributor of refrigerant gases with historical annual sales of $93 million. With the acquisition of Refron, Inc., the Company formed Airgas Refrigerants, Inc. and merged the newly acquired operations with its existing refrigerant gas business. Airgas Refrigerants, Inc. is reflected in the All Other Operations business segment.

Other significant acquisitions included Oilind Safety, an Arizona-based provider of industrial safety services offering a full array of rental equipment, safety supplies and technical support and training with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Industrial Welding Supply, an industrial gas and welding supply distributor with ten locations in the northern Los Angeles area with historical annual sales of $25 million. These acquisitions were merged into the operations of the Distribution business segment.

The 14 businesses acquired in fiscal 2009 had aggregate historical annual sales of approximately $205 million. A total of $274 million in cash was paid for these businesses, including the settlement of acquisition-related holdbacks. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations, as well as strengthen its refrigerant gas, safety product offerings, and international presence.

Purchase Price Allocation

The table below summarizes the allocation of the purchase price of all fiscal 2009 acquisitions by business segment, as well as adjustments related to fiscal 2008 acquisitions. The credit of $46 thousand in the All Other Operations business segment is attributable to a reduction of $1.43 million related to plant and equipment adjustments to fiscal 2008 acquisitions, net of $1.39 million of plant and equipment acquired in acquisitions. Of the total goodwill in the table below, $84 million is deductible for income tax purposes. Additionally, $85 million of the $91 million allocated to other intangible assets represents value assigned to customer relationships, with the remaining $6 million representing non-competition agreements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Current assets, net	$22,611	$72,460	$95,071
Property and equipment	32,380	(46)	32,334
Goodwill	34,138	65,228	99,366
Other intangible assets	65,344	25,662	91,006
Current liabilities	(15,984)	(7,660)	(23,644)
Long-term liabilities	(17,159)	(3,224)	(20,383)

Total cash consideration	$121,330	$152,420	$273,750

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

	Unaudited
	Years Ended March 31,
	2009	2008
(In thousands, except per share amounts)

Net sales	$4,433,158	$4,406,837
Net earnings	261,725	222,442

Diluted earnings per share	$3.12	$2.65

Fiscal 2008

During fiscal 2008, the Company purchased 18 businesses, including 15 associated with the distribution of packaged gases and related hardgoods products. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas operations (“Linde Packaged Gas”) of The Linde Group, AG (“Linde AG”) for $310 million in cash. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated approximately $346 million in revenues for the year ended December 31, 2006. The Linde Packaged Gas business was merged into the operations of the Distribution business segment. A total of $162 million in cash was paid for the 14 other acquired packaged gas distributors and the settlement of holdback liabilities related to prior year acquisitions. These packaged gas distributors had aggregate historical annual sales of approximately $150 million. The remaining three acquisitions were purchased for $8 million in cash and had combined historical annual sales of approximately $13 million. These acquisitions are included in the All Other Operations business segment. The Company acquired the 18 businesses to expand its geographic coverage and strengthen its national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $480 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition.

The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions by business segment as well as adjustments related to prior year acquisitions. Of the total goodwill in the table below, $93 million is deductible for income tax purposes.

	Linde Acquisition	Remaining Acquisitions		Total
	Distribution Business Segment	Distribution Business Segment	All Other Operations Business Segment
(In thousands)

Current assets, net	$85,227	$31,171	$1,341	$117,739
Property and equipment	153,756	68,272	4,583	226,611
Goodwill	54,714	77,909	1,584	134,207
Other intangible assets	73,609	23,426	3,465	100,500
Current liabilities	(47,313)	(15,490)	(2,306)	(65,109)
Long-term liabilities	(10,003)	(22,903)	(946)	(33,852)

Total cash consideration	$309,990	$162,385	$7,721	$480,096

Pursuant to the Company’s plan to integrate the Linde Packaged Gas business into its regional company structure, the Company recorded accruals primarily associated with severance benefits to acquired employees who were involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s existing operations and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. Payments related to these severance accruals were completed during fiscal 2010. Of the $3.3 million remaining facility exit accrual, approximately $3.0 million relates to a non-cancellable lease obligation through 2017 for the former Linde corporate headquarters. Other integration accruals of $4.1 million consist primarily of the multi-employer pension accrual, which is expected to be paid during fiscal 2011 and 2012.

The table below summarizes the liabilities established through acquisition accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2010, 2009 and 2008.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Severance Accruals	Facility Exit Accruals	Other Integration Accruals	Total Integration Accruals
(In thousands)

Amounts originally included in acquisition accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

Balance at March 31, 2008	3,376	5,196	5,251	13,823
Payments	(2,577)	(1,637)	(839)	(5053)
Adjustments	(640)	19	221	(400)

Balance at March 31, 2009	159	3,578	4,633	8,370
Payments	(159)	(340)	(487)	(986)
Adjustments	—	21	—	21

Balance at March 31, 2010	$—	$3,259	$4,146	$7,405

(4) TRADE RECEIVABLES SECURITIZATION

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Upon its renewal in March 2010, the maximum amount of the facility was established at $295 million, down from $345 million at March 31, 2009. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. During the year ended March 31, 2010, the Company sold approximately $3.5 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $3.5 billion in collections on those receivables. The amount of receivables sold under the securitization agreements was $295 million at March 31, 2010 and $311 million at March 31, 2009.

The transaction has been accounted for as a sale, as control of the receivables has been surrendered. Under the Securitization Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of trade receivables sold and market rates. The Company retains a subordinated interest in the trade receivables sold, which is recorded at the trade receivables’ previous carrying value. Accordingly, the Company is exposed to credit risk associated with its retained interest in the trade receivables. The Company is not exposed to interest rate risk due to the short-term nature of the trade receivables and their general collectability.

Subordinated retained interests of approximately $142 million, net of an allowance for doubtful accounts of $23 million, and $148 million, net of an allowance for doubtful accounts of $26 million, are included in trade receivables in the accompanying Consolidated Balance Sheets at March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, approximately 2.8% and 6.4%, respectively, of the accounts included in the retained interest were delinquent, as defined under the Securitization Agreement. Credit losses for the years ended March 31, 2010 and 2009 were $13 million and $22 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the trade receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guarantees of the bank conduits’ obligations.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2010, the Company adopted new guidance establishing revised standards on accounting for the transfers of financial assets. These standards apply to the Company’s Securitization Agreement and effectively require the Company to recognize the trade receivables sold under the Securitization Agreement and the related proceeds as debt on its Consolidated Balance Sheet. The Securitization Agreement will be reflected as such on the Company’s Consolidated Balance Sheet for the fiscal quarter ending on June 30, 2010.

(5) INVENTORIES, NET

Inventories, net, consist of:

	March 31,
	2010	2009
(In thousands)

Hardgoods	$225,832	$252,293
Gases	108,129	138,152

	$333,961	$390,445

Hardgoods inventories determined using the LIFO inventory method totaled $32 million at March 31, 2010 and $34 million at March 31, 2009. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventories would have been $10.3 million higher at March 31, 2010 and $10.4 million higher at March 31, 2009. Substantially all of the inventories are finished goods.

(6) INCOME TAXES

Earnings before income taxes and minority interest were derived from the following sources:

	Years Ended March 31,
	2010	2009	2008
(In thousands)

United States	$307,381	$419,377	$358,381
Foreign	6,719	9,976	12,381

	$314,100	$429,353	$370,762

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense consists of:

	Years Ended March 31,
	2010	2009	2008
(In thousands)

Current:
Federal	$43,492	$52,562	$60,221
Foreign	2,457	2,658	3,718
State	5,685	9,765	5,520

	51,634	64,985	69,459

Deferred:
Federal	62,386	87,751	62,351
Foreign	187	562	484
State	3,593	14,967	11,890

	66,166	103,280	74,725

	$117,800	$168,265	$144,184

Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2010	2009	2008

Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1.8%	3.6%	3.3%
Stock-based compensation expense	0.6%	0.3%	0.3%
Change in state tax law	—	0.1%	(0.3)%
Other, net	0.1%	0.2%	0.6%

	37.5%	39.2%	38.9%

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
	2010	2009
(In thousands)

Deferred Tax Assets:
Inventories	$15,788	$17,190
Accounts receivable	884	368
Deferred rental income	15,344	17,198
Insurance reserves	13,524	14,087
Litigation settlement and other reserves	1,512	1,721
Asset retirement obligations	4,236	3,766
Stock-based compensation	19,641	13,555
Other	19,084	15,707
Net operating loss carryforwards	22,218	20,240
Valuation allowance	(8,192)	(6,211)

	104,039	97,621

Deferred Tax Liabilities:
Plant and equipment	(582,079)	(517,225)
Intangible assets	(111,572)	(94,123)
Other	(14,186)	(17,296)

	(707,837)	(628,644)

Net deferred tax liability	$(603,798)	$(531,023)

Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s Consolidated Balance Sheets as follows:

	March 31,
	2010	2009
(In thousands)

Current deferred tax asset, net	$48,591	$45,692
Non-current deferred tax liability, net	(652,389)	(576,715)

Net deferred tax liability	$(603,798)	$(531,023)

The Company has recorded tax benefits amounting to $15.4 million, $11.8 million and $13.3 million in the years ended March 31, 2010, 2009 and 2008, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

The Company has recorded deferred tax assets related to the expected future tax benefits of net operating losses of $22.2 million and $20.2 million as of March 31, 2010 and 2009, respectively. State loss carryforwards expire at various times through 2030.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deductible temporary differences and carryforwards reverse, at March 31, 2010 management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. Valuation allowances relate to certain state net operating loss carryforwards. In fiscal 2010, the Company revised its estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards. Those revisions along with changes due to the realization and expiration of net operating loss carryforwards resulted in a $2 million increase in the related valuation allowance at March 31, 2010.

U.S. income taxes have not been provided on approximately $66 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Effective April 1, 2007, the Company adopted new guidance for accounting for uncertainty in income taxes, which provides assistance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions that a company has taken or expects to take on a tax return. Unrecognized tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The adoption of the new guidance in fiscal 2008 resulted in the Company recording a $290 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings.

As of March 31, 2010, the Company has unrecognized tax benefits of approximately $12 million, which have been recorded as a non-current liability, and a related $4 million tax asset recorded in other non-current assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including potential interest and penalties associated with uncertain tax positions, is as follows:

(In thousands)

Unrecognized income tax benefits as of March 31, 2008	$6,963
Additions for current year tax positions	1,196
Additions for tax positions of prior years	518
Reductions for settlements with taxing authorities	(175)
Reductions as a result of expiration of applicable statutes of limitations	(93)

Unrecognized income tax benefits as of March 31, 2009	8,409
Additions for current year tax positions	1,547
Reductions for tax positions of prior years	(320)
Reductions for settlements with taxing authorities	(641)
Reductions as a result of expiration of applicable statutes of limitations	(851)

Unrecognized income tax benefits as of March 31, 2010	$8,144

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and penalties of $74 thousand were recognized for the year ended March 31, 2010 and were classified as income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.

The Company files income tax returns in the United States and various foreign jurisdictions. The Company also files income tax returns in every state which imposes a corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before fiscal 2006.

(7) PLANT AND EQUIPMENT

The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable Lives (Yrs)	2010	2009
(In thousands)

Land and land improvements	—	$153,570	$145,412
Buildings and improvements	25	392,895	344,360
Cylinders	30	1,259,499	1,251,919
Bulk tank stations	10 to 30 (Average 17)	516,481	448,764
Rental equipment	2 to 10	241,411	222,302
Machinery and equipment	7 to 10	734,373	665,966
Computers, furniture and fixtures	3 to 10	149,100	152,059
Transportation equipment	3 to 15	243,786	230,435
Construction in progress	—	83,093	97,513

		$3,774,208	$3,558,730

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of goodwill and other intangible assets from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for fiscal 2010 and 2009 were as follows:

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Balance at March 31, 2008	$849,762	$119,297	$969,059
Acquisitions	34,138	65,228	99,366
Other adjustments, including foreign currency translation	(4,818)	(237)	(5,055)

Balance at March 31, 2009	879,082	184,288	1,063,370
Acquisitions	40,821	1,056	41,877
Other adjustments, including foreign currency translation	2,815	1,214	4,029

Balance at March 31, 2010	$922,718	$186,558	$1,109,276

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of October 31, 2009, the Company had 18 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. The Company determined the estimated fair value of each of its reporting units as of October 31, 2009 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on specific reporting unit business plans, future capital expenditures, working capital needs, discount rates and perpetual growth rates. At October 31, 2009, the discount rates used in the model were 10% for the Distribution business segment’s reporting units and 11.0% to 11.5% for the reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product. In addition to Company specific factors, the estimated fair value of each of the Company’s reporting units is impacted by general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity.

The annual assessment indicated that the fair value of each of the reporting units exceeded its carrying value by a substantial amount with the exception of the refrigerants business. The assessment for this reporting unit in the All Other Operations business segment indicated that its fair value exceeded its carrying value by 7%. Therefore, a hypothetical 7% reduction in that reporting unit’s fair value would be an indication of impairment and trigger the need to perform a second step to measure the amount of impairment, if any. The forecasted cash flows for this reporting unit reflect a changing regulatory environment, which the Company believes will contribute to revenue growth and improved profitability. In the fourth quarter of fiscal 2010, the refrigerants business experienced an increase in sales and exceeded its forecast cash flows. The Company will continue to monitor this business and consider interim analyses of goodwill should the markets in which this reporting unit operates not respond as anticipated to the changing regulatory environment or if an alternative to the reporting unit’s products is developed. The amount of goodwill associated with this reporting unit was $88 million at March 31, 2010.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Other intangible assets amounted to $213 million and $216 million, net of accumulated amortization of $56 million and $39 million at March 31, 2010 and 2009, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: 2011 – $23.1 million; 2012 – $21.8 million; 2013 – $20.9 million; 2014 – $18.6 million; 2015 – $17.1 million; and $110.0 million thereafter.

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

	March 31,
	2010	2009
(In thousands)

Accrued payroll and employee benefits	$86,320	$80,630
Business insurance reserves	42,414	44,986
Taxes other than income taxes	18,916	17,098
Cash overdraft	48,474	42,933
Deferred rental revenue	25,585	25,611
Accrued costs related to unsolicited takeover attempt (Note 25)	22,472	—
Other accrued expenses and current liabilities	63,641	69,147

	$307,822	$280,405

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $10.6 million at March 31, 2010 and $9.7 million at March 31, 2009. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) INDEBTEDNESS

Long-term debt consists of:

	March 31,
	2010	2009
(In thousands)

Revolving credit borrowings – U.S.	$198,500	$751,200
Revolving credit borrowings – Multi-currency	31,514	23,712
Revolving credit borrowings – Canadian	10,333	14,660
Revolving credit borrowings – France	1,351	—
Term loans	307,500	397,500
Senior notes, net	698,963	—
Senior subordinated notes	245,446	550,000
Acquisition notes and other	16,032	24,294

Total long-term debt	1,509,639	1,761,366
Less current portion of long-term debt	(10,255)	(11,058)

Long-term debt, excluding current portion	$1,499,384	$1,750,308

Senior Subordinated Note Redemption

On October 13, 2009, the Company redeemed its $150 million, 6.25% senior subordinated notes maturing July 15, 2014 (the “2004 Notes”) at a price of 103.125% of the principal. A loss on the early extinguishment of debt of $6.1 million was recognized related to the redemption premium and write-off of unamortized debt issuance costs.

During the year ended March 31, 2010, the Company repurchased $154.6 million of its 7.125% senior subordinated notes maturing October 1, 2018 (the “2008 Notes”) at an average price of 106.4%. Losses on the early extinguishment of the 2008 Notes were $11.8 million for the year ended March 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At March 31, 2010, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.

As of March 31, 2010, the Company had $548 million of borrowings under the Credit Facility: $199 million under the U.S. dollar revolver, $31 million (in U.S. dollars) under the multi-currency revolver, C$10 million (U.S. $10 million) under the Canadian dollar revolver, and $308 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans under the Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of March 31, 2010, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver, and the Canadian dollar revolver were 0.73%, 0.79%, 0.96%, and 1.00%, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 25, 2010, the Company obtained a committed revolving line of credit of up to 3 million Euro (U.S. $4 million) to fund its expansion into France. The French revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2010, French revolving credit borrowings were 1 million Euro (U.S. $1.35 million). The Company intends to refinance the French revolving credit borrowings with the Credit Facility. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 50 basis points. As of March 31, 2010, the effective interest rate on the French revolving credit borrowings was 0.90%.

As of March 31, 2010, approximately $823 million remained unused under the Company’s Credit Facility. However, based on the financial covenants of the Credit Facility, the Company’s borrowing capacity at March 31, 2010 was limited to $748 million. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility would likely result in defaults under the senior and senior subordinated notes discussed below.

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

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2010, there were no advances outstanding under the agreement.

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2010, the Company issued $300 million of senior notes (the “2010 Notes”). The 2010 Notes were issued at a discount and mature on October 1, 2013 with an effective yield of 2.871%. The net proceeds from the sale of the 2010 Notes were used to reduce the borrowings under the Company’s revolving credit line under the Credit Facility. The 2010 Notes bear interest at a fixed annual rate of 2.85%, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2010. The Company has the option to redeem the 2010 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. In addition to the discount, the balance of the 2010 Notes at March 31, 2010 also reflects the change in the carrying value of the 2010 Notes as a result of the change in the hedged risk on the Company’s interest rate swaps designated as fair value hedges – see Note 11 for derivatives disclosures.

Senior Subordinated Notes

At March 31, 2010, the Company had $245 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have a redemption provision which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2008, 2009 and 2010 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. With the July 31, 2009 credit rating upgrade and the October 13, 2009 redemption of the 2004 Notes, the subsidiary guarantees on the 2008 and 2009 Notes were released.

Acquisition Notes and Other

The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2010, acquisition and other notes totaled $16 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at March 31, 2010 are as follows:

Debt Maturities
(In thousands)

Years Ending March 31, (1)
2011	$10,255
2012	553,082
2013	727
2014	300,518
2015	400,472
Thereafter	245,622

$1,510,676

(1)

The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in fiscal 2011 on the term loans have been reflected as long-term in the aggregate maturity schedule.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the 2009 and 2010 Notes are reflected in the debt maturities schedule at their maturity values rather than their carrying values, which are net of discounts of $432 thousand and $213 thousand, respectively, at March 31, 2010. The 2010 Notes also include an additional reduction in carrying value of $392 thousand at March 31, 2010 related to the Company’s fair value hedges – see Note 11 for additional disclosure.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The Company recognizes certain derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At March 31, 2010, the Company was party to a total of twelve interest rate swap agreements with an aggregate notional amount of $550 million.

Cash Flow Hedges

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

During fiscal 2010, eleven fixed interest rate swap agreements with an aggregate notional amount of $377 million matured. At March 31, 2010, the Company had seven fixed interest rate swap agreements outstanding with a notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.59%. The remaining terms of these swap agreements range from six to nine months. For the year ended March 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $8.6 million, or $5.6 million after tax. For the year ended March 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $8.3 million, or $5.4 million after tax. For the year ended March 31, 2008, the fair value of the liability for the fixed interest rate swap agreements increased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income (loss)” of $21.0 million, or $13.6 million after tax.

The estimated net amount of existing losses recorded in “Accumulated other comprehensive income (loss)” at March 31, 2010 that is expected to be reclassified into earnings within the next twelve months is $2.6 million, net of estimated tax benefits of $1.4 million. The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges is immaterial for the years ended March 31, 2010, 2009 and 2008.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2010, the Company entered into five variable interest rate swaps to effectively convert its $300 million of fixed rate 2010 Notes to variable rate debt. At March 31, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.96% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2010 Notes in October 2013. Through March 31, 2010, the fair value of the variable interest rate swaps decreased to a liability of $625 thousand and was recorded in “Other non-current liabilities.” The corresponding reduction in the carrying value of the 2010 Notes caused by the hedged risk was $392 thousand and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2010 Notes) and the loss or gain on the variable interest rate swaps in interest expense. Accordingly, the ineffective portion of the hedge was $233 thousand for fiscal 2010 and was reflected as additional interest expense. At March 31, 2009 and 2008, the Company had no outstanding variable interest rate swaps.

Tabular Disclosure

The following tables reflect the required tabular disclosure of the fair values of derivative instruments on the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as well as the effect of derivative instruments on the Company’s Consolidated Statements of Earnings.

Fair Values of Derivatives Designated as Hedging Instruments

	March 31, 2010		March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)

Interest rate swaps:
Fixed interest rate swaps	Other non-current liabilities	$3,962	Other non-current liabilities	$12,525
Variable interest rate swaps	Other non-current liabilities	$625

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Consolidated Statements of Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives Years Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008

Fixed interest rate swaps	$8,563	$8,325	$(20,956)
Tax (expense) benefit	(2,997)	(2,914)	7,322

Net effect	$5,566	$5,411	$(13,634)

Location of Gain (Loss) Reclassified from AOCI into Pre- tax Income for Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Reclassified from AOCI into Pre-tax Income Years Ended March 31,
	2010	2009	2008

Interest expense, net	$(11,399)	$(13,130)	$63

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
Derivatives in Fair Value Hedging Relationships		Year Ended March 31, 2010

Change in fair value of variable interest rate swaps	Interest expense, net	$(625)
Change in carrying value of 2010 Notes	Interest expense, net	392

Net effect	Interest expense, net	$(233)

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are categorized in the table below based on the lowest level of significant input to the valuation.

	Balance at March 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)

Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$142,310	$—	$—	$142,310
Deferred compensation plan assets	7,596	7,596	—	—

Total assets measured at fair value on a recurring basis	$149,906	$7,596	$—	$142,310

Liabilities:
Deferred compensation plan liabilities	$7,596	$7,596	$—	$—
Derivative liabilities – fixed interest rate swap agreements	3,962	—	3,962	—
Derivative liabilities – variable interest rate swap agreements	625	—	625	—

Total liabilities measured at fair value on a recurring basis	$12,183	$7,596	$4,587	$—

	Balance at March 31, 2009	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)

Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$147,853	$—	$—	$147,853
Deferred compensation plan assets	4,598	4,598	—	—

Total assets measured at fair value on a recurring basis	$152,451	$4,598	$—	$147,853

Liabilities:
Deferred compensation plan liabilities	$4,598	$4,598	$—	$—
Derivative liabilities – fixed interest rate swap agreements	12,525	—	12,525	—

Total liabilities measured at fair value on a recurring basis	$17,123	$4,598	$12,525	$—

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Subordinated retained interest – The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement is classified as “Trade receivables” on the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts of $23.1 million and $26.4 million at March 31, 2010 and 2009, respectively, related to the subordinated retained interests to adjust the carrying value to fair value. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historical collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the Consolidated Statement of Earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amount expected to be realized when the receivables are ultimately settled.

Deferred compensation plan assets and corresponding liabilities – The Company’s deferred compensation plan assets consist of exchange traded open-ended mutual funds with quoted prices in active markets (Level 1), and are included within “Other non-current assets” on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within “Other non-current liabilities” on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.

Derivative liabilities – interest rate swap agreements – The Company has both fixed and variable interest rate swap agreements, all with highly rated counterparties. The fixed interest rate swaps are designated as cash flow hedges and effectively convert portions of the Company’s variable rate debt to fixed rate debt. The Company’s variable interest rate swaps are designated as fair value hedges and convert the Company’s fixed rate 2010 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within “Other non-current liabilities” on the Consolidated Balance Sheets. See Note 11 for additional derivatives disclosures.

The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the year ended March 31, 2010:

Subordinated retained interest

(In thousands)

Balance at April 1, 2009	$147,853
Net realized losses included in earnings (bad debt expense)	(12,580)

Additional retained interest, net	7,037

Balance at March 31, 2010	$142,310

The carrying value of debt generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings and term loans disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2009
(In thousands)

Revolving credit borrowings	$241,698	$239,281	$789,572	$757,989
Term loans	307,500	304,425	397,500	381,600
Money market loans	—	—	—	—
2004 Notes	—	—	150,000	139,500
2008 Notes	245,446	269,706	400,000	378,000
2009 Notes	399,568	412,542	—	—
2010 Notes	299,395	299,126	—	—
Acquisition and other notes	16,032	16,814	24,294	24,928

Total debt	$1,509,639	$1,541,894	$1,761,366	$1,682,017

(13) NATIONAL WELDERS EXCHANGE TRANSACTION

Since the December 2003 adoption of guidance on consolidation of variable interest entities, the Company’s National Welders Supply Company, Inc.’s joint venture (“National Welders”) was consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders’ interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”

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

(14) STOCKHOLDERS’ EQUITY

(a) Common Stock

The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2010, the number of shares of common stock outstanding was 83.2 million, excluding 3.0 million shares of common stock held as treasury stock. At March 31, 2009, the number of shares of common stock outstanding was 81.4 million, excluding 4.1 million shares of common stock held as treasury stock.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Preferred Stock and Redeemable Preferred Stock

The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2010 and 2009, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.

Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2010 and 2009, no shares of redeemable preferred stock were issued or outstanding.

(c) Dividends

The Company paid its stockholders quarterly cash dividends of $0.18 per share at the end of each of the first three quarters of fiscal 2010. In the fourth quarter of fiscal 2010, the Company paid dividends of $0.22 per share. On May 25, 2010, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which is payable on June 30, 2010 to the stockholders of record as of June 15, 2010. During fiscal 2009, the Company paid its stockholders regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. During fiscal 2008, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share during the first three quarters and $0.12 per share during the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(d) Stockholder Rights Plan

Effective May 8, 2007, the Company’s Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.

Rights become exercisable after ten days following the acquisition by a person or group of 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the Company’s outstanding common stock, or ten business days (or later if determined by the Board of Directors in accordance with the plan) after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.0001 per right. If not redeemed, the rights will expire on May 8, 2017.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Stock Repurchase Plan

In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. The Repurchase Plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company announced the reinstatement of its Repurchase Plan. During fiscal 2009 and 2008, 2.4 million and 496 thousand shares were repurchased for $115.6 million and $21.6 million, respectively. Since inception, a total of 4.1 million shares have been repurchased under the plan for $150 million satisfying the original $150 million authorized for common stock repurchase.

(f) Comprehensive Income

The Company’s comprehensive income was $210 million, $255 million and $214 million for the years ended March 31, 2010, 2009 and 2008, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of fixed interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of fixed interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. During the year ended March 31, 2010, cash settlements with the counterparties amounted to $11.4 million and were reclassified from “Accumulated other comprehensive income (loss)” to net earnings as interest expense. The table below presents the gross and net changes in the balances within each component of “Accumulated other comprehensive income (loss)” for the year ended March 31, 2010.

	Foreign Currency Translation Adjustment	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income (Loss)

(In thousands)

Balance March 31, 2009	$(2,530)	$(8,223)	$(10,753)
Foreign currency translation adjustments	8,629		8,629
Change in fair value of interest rate swap agreements		19,962	19,962
Reclassification adjustments to income		(11,399)	(11,399)

Net change in fair value of interest rate swap agreements		8,563	8,563
Net tax expense of comprehensive income items		(2,997)	(2,997)

Net change after tax of comprehensive income items	8,629	5,566	14,195

Balance March 31, 2010	$6,099	$(2,657)	$3,442

(15) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2010:

(In thousands)	Fiscal Years Ended March 31,
Stock-based compensation expense related to:	2010	2009	2008

Stock option plans	$16,455	$14,863	$12,660
Employee Stock Purchase Plan—options to purchase stock	6,413	5,772	3,969

	22,868	20,635	16,629
Tax benefit	(6,913)	(6,544)	(5,282)

Stock-based compensation expense, net of tax	$15,955	$14,091	$11,347

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Equity Plan”) was approved by the Company’s stockholders in August 2006. On August 18, 2009, the Company’s stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 2.6 million increase in the number of shares available for issuance under the plan. At March 31, 2010, a total of 7.4 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 3.8 million shares of common stock were available for issuance.

Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2010, 2009 and 2008 was $14.50, $18.17 and $15.27, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in each fiscal year:

Stock Option Grant Assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Expected volatility	39.5%	29.6%	30.8%
Expected dividend yield	1.75%	0.90%	0.82%
Expected term	5.6 years	5.6 years	5.6 years
Risk-free interest rate	2.3%	3.2%	4.7%

The expected volatility assumption used in valuing stock options was determined based on anticipated changes in the underlying stock price over the expected term using historical daily changes of the Company’s closing stock price. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the three years ended March 31, 2010:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
			(In thousands)

Outstanding at March 31, 2007	6,882,974	$19.12
Granted	1,082,550	$43.94
Exercised	(1,238,457)	$16.46
Forfeited	(94,364)	$32.18

Outstanding at March 31, 2008	6,632,703	$23.52	$145,588
Granted	1,120,273	$59.67
Exercised	(1,027,129)	$15.76
Forfeited	(85,478)	$31.63

Outstanding at March 31, 2009	6,640,369	$30.71	$60,142
Granted	1,425,650	$43.15
Exercised	(1,299,528)	$16.82
Forfeited	(59,473)	$18.50

Outstanding at March 31, 2010	6,707,018	$36.15	$184,230

Vested or expected to vest as of
March 31, 2010	6,545,771	$35.90	$181,461

Exercisable as of March 31, 2010	3,893,956	$28.03	$138,569

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2010, 2009 and 2008 was $46.7 million, $33.1 million and $37.0 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2010 was 4.97 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.

As of March 31, 2010, $28.4 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 443 thousand shares were available for issuance at March 31, 2010, including 122 thousand shares issued on April 1, 2010.

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.52, $12.46 and $9.61 for the years ended March 31, 2010, 2009 and 2008, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

ESPP Purchase Option Assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Expected volatility	72.2%	61.3%	23.6%
Expected dividend yield	1.61%	1.07%	0.86%
Expected term	3 to 12 months	3 to 6 months	3 to 12 months
Risk-free interest rate	0.4%	1.7%	5.0%

The following table summarizes the activity of the ESPP during the three years ended March 31, 2010:

ESPP - Purchase Option Activity

	Number of Purchase Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
			(In thousands)

Outstanding at March 31, 2007	102,755	$30.86
Granted	412,917	$36.00
Exercised	(407,038)	$34.62

Outstanding at March 31, 2008	108,634	$36.21	$1,006
Granted	463,443	$35.52
Exercised	(439,325)	$37.57

Outstanding at March 31, 2009	132,752	$29.30	$599
Granted	512,327	$29.29
Exercised	(523,507)	$29.47

Outstanding at March 31, 2010	121,572	$28.53	$4,266

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) INTEREST EXPENSE, NET

Interest expense, net, consists of:

	Years Ended March 31,
	2010	2009	2008
(In thousands)

Interest expense	$65,788	$87,142	$92,210
Interest and finance charge (income)	(2,478)	(2,747)	(2,725)

	$63,310	$84,395	$89,485

(17) EARNINGS PER SHARE

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.4 million, 1.9 million, and 1.3 million outstanding stock options that were not dilutive for the years ended March 31, 2010, 2009 and 2008, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2010, 2009 and 2008:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2010	2009	2008

Numerator:
Net earnings	$196,300	$261,088	$223,348

Denominator:
Basic shares outstanding	82,129	81,926	81,402

Basic net earnings per share	$2.39	$3.19	$2.74

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2010	2009	2008(1)

Numerator:
Net earnings	$196,300	$261,088	$223,348
Plus: Preferred stock dividends	—	—	711
Plus: Income taxes on earnings of National Welders	—	—	245

Net earnings assuming preferred stock conversion	$196,300	$261,088	$224,304

Denominator:
Basic shares outstanding	82,129	81,926	81,402
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,658	1,890	2,242
Preferred stock of National Welders	—	—	591

Diluted shares outstanding	83,787	83,816	84,235

Diluted net earnings per share	$2.34	$3.12	$2.66

(1)

On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (see Note 13). Prior to July 3, 2007, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock for Airgas common stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate” in the Consolidated Statement of Earnings. Upon the exchange of the preferred stock for Airgas common stock, the dividend was no longer paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

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

The diluted earnings per share computation for the year ended March 31, 2008 includes the effect of the items described above, weighted to reflect the impact of the NWS Exchange Transaction.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) LEASES

The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2010, 2009 and 2008 totaled approximately $102 million, $99 million, and $96 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the Consolidated Balance Sheets at March 31, 2010 and 2009. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $29 million, representing approximately 16% of the original cost.

At March 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)

Years Ending March 31,
2011	$82,075
2012	64,571
2013	48,474
2014	30,701
2015	17,500
Thereafter	25,947

$269,268

(19) COMMITMENTS AND CONTINGENCIES

(a) Legal

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited tender offer and proxy contest commenced by Air Products & Chemicals, Inc. (“Air Products”). In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. The Company and its directors believe that the claims made by Air Products are without merit and intend to defend them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend them vigorously.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As disclosed in Note 25 – Unsolicited Takeover Attempt, the Company has incurred substantial legal and professional fees related to this takeover attempt and litigation through March 31, 2010. A significant portion of these fees represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with the tender offer, proxy contest and the related litigation.

(b) Insurance Coverage

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2010, 2009 and 2008, these programs had high deductible limits of $1 million per occurrence. For fiscal 2011, the high deductible limits will remain $1 million per occurrence. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company adjusts its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

(c) Supply Agreements

The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products will supply the Company with bulk nitrogen, oxygen and argon. Additionally, the Company has commitments to purchase helium and hydrogen from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $55 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2010 purchases.

The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent approximately $18 million in annual purchases. The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $1.2 million annually under these contracts. The annual purchase commitments reflect estimates based on fiscal 2010 purchases.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize excess internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.

At March 31, 2010, future commitments under take-or-pay supply agreements were as follows:

(In thousands)

Years Ending March 31,
2011	$149,064
2012	129,032
2013	122,668
2014	114,053
2015	107,044
Thereafter	317,484

$939,345

(d) Construction Commitments

At March 31, 2010, the Company’s remaining construction commitments totaled approximately $4 million. Construction commitments represent an outstanding commitment to a customer to construct a raw liquid carbon dioxide plant in Camilla, Georgia. The Camilla, Georgia plant is expected to be completed mid-calendar year 2010.

(e) Letters of Credit

At March 31, 2010, the Company had outstanding letters of credit of approximately $42 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(20) BENEFIT PLANS

The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant’s wages. Amounts expensed under the 401(k) plan for fiscal 2010, 2009 and 2008 were $9.2 million, $8.6 million and $6.9 million, respectively.

Historically, the Company has participated in a number of multi-employer pension plans providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $566 thousand, $753 thousand and $893 thousand to these plans in fiscal 2010, 2009 and 2008, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2010 and 2009, in connection with the renewal of certain CBAs, the Company negotiated its withdrawal from multi-employer defined benefit pension plans (“MEPP”) in about two-thirds of its CBAs providing for such plans, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPPs’ unfunded pension obligation, if any. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates, and continued participation by the Company and other employers in the MEPP. The Company recognized charges related to the withdrawal from these plans of $6.7 million ($4.1 million after tax) and $2.1 million ($1.3 million after tax) for the years ended March 31, 2010 and 2009, respectively. Multi-employer pension plan withdrawal liabilities amounted to $12.9 million at March 31, 2010 and $6.2 million at March 31, 2009. These estimates are subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal.

Over the next two years, the Company intends to negotiate its withdrawal from the MEPPs provided for in its five remaining CBAs that provide for such plans. These CBAs cover approximately 60 employees and assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $6 million at March 31, 2010. Though the most recent plan data available from the remaining MEPPs was used in computing this estimate, it is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining CBAs.

(21) RELATED PARTIES

The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2010, 2009 and 2008 were $2.3 million, $3.5 million and $1.1 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.

(22) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

(In thousands)	Years Ended March 31,
	2010	2009	2008

Interest paid	$74,984	$75,630	$93,076
Discount on securitization	5,651	10,738	17,031
Income taxes (net of refunds)	50,562	64,616	52,254

Significant Non-cash Investing and Financing Transactions

During the years ended March 31, 2010, 2009 and 2008, the Company purchased $4.0 million, $7.3 million and $13.7 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as long-term debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2008 in connection with the NWS Exchange Transaction (see Note 13), the Company issued 2.471 million shares of common stock valued at approximately $64 million in a non-cash transaction in exchange for the preferred stock of National Welders.

In an acquisition consummated during fiscal 2008, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Approximately $2 million was outstanding on the note at March 31, 2010. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition, of which approximately $1.4 million was outstanding at March 31, 2010.

In March 2008, the Company executed a $4.6 million purchase transaction of its common stock under its Repurchase Plan (see Note 14(e)) that settled in April 2008. The purchase was a non-cash financing transaction that was recognized in treasury stock and as an accrued liability on the March 31, 2008 Consolidated Balance Sheet.

(23) SUMMARY BY BUSINESS SEGMENT

The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment’s business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 61%, 57% and 56% of the Distribution business segment’s sales in fiscal years 2010, 2009 and 2008, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 39%, 43% and 44% of the Distribution business segment’s sales in fiscal years 2010, 2009 and 2008, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2010, 2009 and 2008.

The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments. Elimination entries represent intercompany sales from the Company’s All Other Operations business segment to its Distribution business segment.

The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries are based on the point of sale and were $77 million, $86 million and $63 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4.0% of the consolidated total long-lived assets and were $141 million, $116 million and $74 million at March 31, 2010, 2009 and 2008, respectively. The Company’s customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, corporate operating expenses are allocated to each segment based on sales dollars. However, the legal and professional fees incurred as a result of Air Products’ unsolicited tender offer were not allocated to the Company’s business segments. These costs are reflected in the eliminations and other column below. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each business segment.

Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

	Distribution	All Other Operations	Eliminations and Other	Combined
(In thousands)

Fiscal 2010
Gas and rent	$2,106,128	$414,903	$ (24,240)	$2,496,791
Hardgoods	1,361,199	6,038	(23)	1,367,214

Total net sales	3,467,327	420,941	(24,263)	3,864,005

Cost of products sold (excluding deprec. expense)	1,534,165	222,522	(24,263)	1,732,424
Selling, distribution and administrative expenses	1,345,583	128,016	—	1,473,599
Costs related to unsolicited takeover attempt	—	—	23,435	23,435
Depreciation	198,066	14,652	—	212,718
Amortization	18,196	4,035	—	22,231

Operating income	$371,317	$51,716	$(23,435)	$399,598

Assets	$4,035,018	$460,914	$—	$4,495,932
Capital expenditures	$232,982	$19,846	$—	$252,828

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Distribution	All Other Operations	Eliminations	Combined
(In thousands)

Fiscal 2009
Gas and rent	$2,239,724	$452,037	$ (26,236)	$2,665,525
Hardgoods	1,678,652	5,292	(14)	1,683,930

Total net sales	3,918,376	457,329	(26,250)	4,349,455

Cost of products sold (excluding deprec. expense)	1,813,125	258,145	(26,250)	2,045,020
Selling, distribution and administrative expenses	1,432,105	126,667	—	1,558,772
Depreciation	184,991	13,042	—	198,033
Amortization	18,267	4,495	—	22,762

Operating income	$469,888	$54,980	$—	$524,868

Assets	$3,948,112	$478,198	$—	$4,426,310
Capital expenditures	$319,256	$32,656	$—	$351,912

	Distribution	All Other Operations	Eliminations	Combined
(In thousands)

Fiscal 2008
Gas and rent	$2,048,070	$339,455	$ (15,003)	$2,372,522
Hardgoods	1,640,896	3,791	(185)	1,644,502

Total net sales	3,688,966	343,246	(15,188)	4,017,024

Cost of products sold (excluding deprec. expense)	1,770,000	174,451	(15,188)	1,929,263
Selling, distribution and administrative expenses	1,317,717	104,445	—	1,422,162
Depreciation	163,470	12,332	—	175,802
Amortization	11,857	2,116	—	13,973

Operating income	$425,922	$49,902	$—	$475,824

Assets	$3,694,717	$292,547	$—	$3,987,264
Capital expenditures	$221,838	$45,540	$—	$267,378

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(24) SUPPLEMENTARY INFORMATION (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of fiscal 2010 and 2009:

	First	Second	Third	Fourth
(In thousands, except per share amounts)

2010
Net sales	$979,257	$962,266	$942,107	$980,375
Operating income	107,909	109,817	99,989	81,883
Net earnings	54,816	54,540	46,866	40,078
Basic earnings per share (a)	$0.67	$0.67	$0.57	$0.48
Diluted earnings per share (a)	$0.66	$0.65	$0.56	$0.47

2009
Net sales	$1,116,714	$1,161,908	$1,078,733	$992,100
Operating income	134,852	144,988	130,522	114,506
Net earnings	68,883	72,821	62,903	56,481
Basic earnings per share (a)	$0.83	$0.88	$0.77	$0.69
Diluted earnings per share (a)	$0.81	$0.86	$0.76	$0.68

(a)

Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

(25) UNSOLICITED TAKEOVER ATTEMPT

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a tender offer for all outstanding shares of common stock of the Company and initiated a proxy fight to elect three directors to our board. The Company’s Board of Directors carefully evaluated each proposal made by Air Products and, after consultation with its financial and legal advisors, unanimously determined that Air Products’ proposals were not in the best interests of the Company or our shareholders. In response to Air Products’ actions, the Company incurred $23.4 million of legal and professional fees, which principally represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with Air Products’ unsolicited tender offer and proxy contest.

(26) SUBSEQUENT EVENTS

In April and May 2010, the Company repurchased $25.0 million of the 2008 Notes at an average price of 110.6%. Losses on the early extinguishment of debt of approximately $2.9 million ($1.8 million after tax) will be recognized related to the redemption premiums and the write-off of unamortized debt issuance costs during the first quarter ending June 30, 2010.

On May 25, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.22 per share. The dividend is payable June 30, 2010 to stockholders of record as of June 15, 2010.

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 31, 2010, 2009 and 2008

(In thousands of dollars)

	Balance at Beginning of Period	Additions				Deductions		Balance at End of Period
Description		Charged to Costs and Expenses		Charged to Other Accounts

2010
Accounts receivable – allowances for doubtful accounts	$27,572	$14,455		$5,168	(1)	$(21,836	)(2)	$25,359
Insurance reserves	55,251	127,564		924	(3)	(128,509	)(4)	55,230
Deferred tax asset valuation allowance	6,211	1,981	(6)	—		—		8,192

2009
Accounts receivable – allowances for doubtful accounts	$22,624	$23,292		$(376	)(1)	$(17,968	)(2)	$27,572
Insurance reserves	45,792	128,014		1,679	(3)	(120,234	)(4)	55,251
Deferred tax asset valuation allowance	5,098	1,113	(6)	—		—		6,211

2008
Accounts receivable – allowances for doubtful accounts	$15,692	$13,360		$4,457	(1)	$(10,885	)(2)	$22,624
Insurance reserves	34,846	95,792		8,002	(3)	(92,848	)(4)	45,792
Deferred tax asset valuation allowance	5,432	—		—		(334	)(5)	5,098

(1)	Principally reflects subsequent collections of accounts previously written-off.
(2)	Write-off of uncollectible accounts.
(3)

Represents the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured. The Company recorded these additional business insurance reserves and corresponding insurance receivables in accordance with the general principle of a right of offset.

(4)	Payments of insurance premiums and claims.
(5)

Represents revised estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards along with changes due to the utilization and expiration of net operating loss carryforwards.

(6)	Represents increases in valuation allowances placed on certain tax benefits associated with state net operating loss carryforwards.