Form 10-Q
period 2010-06-30
AIRGAS INC
filed 2010-08-06
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Shares of common stock outstanding at August 4, 2010: 83,666,869 shares

AIRGAS, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009
Net Sales	$1,052,656	$981,991

Costs and Expenses:
Cost of products sold (excluding depreciation)	475,102	438,939
Selling, distribution and administrative expenses	390,549	378,744
Costs related to unsolicited takeover attempt	3,787	0
Depreciation	54,265	51,583
Amortization	6,202	4,816

Total costs and expenses	929,905	874,082

Operating Income	122,751	107,909
Interest expense, net	(13,319)	(18,367)
Discount on securitization of trade receivables	0	(1,615)
Losses on the extinguishment of debt	(2,941)	0
Other income (expense), net	(610)	1,205

Earnings before income taxes	105,881	89,132
Income taxes	(41,082)	(34,316)

Net Earnings	$64,799	$54,816

Net Earnings Per Common Share:
Basic earnings per share	$0.78	$0.67

Diluted earnings per share	$0.76	$0.66

Weighted Average Shares Outstanding:
Basic	83,457	81,618

Diluted	85,281	83,287

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) June 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$57,890	$47,001
Trade receivables, less allowances for doubtful accounts of $26,242 and $25,359 at June 30, 2010 and March 31, 2010, respectively (Notes 2 and 6)	504,512	186,804
Inventories, net	344,644	333,961
Deferred income tax asset, net	50,185	48,591
Prepaid expenses and other current assets	79,985	94,978

Total current assets	1,037,216	711,335

Plant and equipment at cost	3,791,373	3,774,208
Less accumulated depreciation	(1,366,479)	(1,346,212)

Plant and equipment, net	2,424,894	2,427,996

Goodwill	1,106,881	1,109,276
Other intangible assets, net	207,011	212,752
Other non-current assets	38,827	34,573

Total assets	$4,814,829	$4,495,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$147,249	$157,566
Accrued expenses and other current liabilities	357,221	307,822
Current portion of long-term debt	9,589	10,255

Total current liabilities	514,059	475,643

Long-term debt, excluding current portion (Notes 2 and 6)	1,711,630	1,499,384
Deferred income tax liability, net	658,944	652,389
Other non-current liabilities	69,231	72,972
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2010 and March 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,375 and 86,253 shares issued at June 30, 2010 and March 31, 2010, respectively	864	863
Capital in excess of par value	582,475	568,421
Retained earnings	1,379,186	1,332,759
Accumulated other comprehensive income	1,374	3,442
Treasury stock, 2,834 and 3,027 shares at cost at June 30, 2010 and March 31, 2010, respectively	(102,934)	(109,941)

Total stockholders’ equity	1,860,965	1,795,544

Total liabilities and stockholders’ equity	$4,814,829	$4,495,932

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64,799	$54,816
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	54,265	51,583
Amortization	6,202	4,816
Deferred income taxes	5,500	15,641
Loss on sales of plant and equipment	636	252
Stock-based compensation expense	10,269	9,914
Losses on the extinguishment of debt	2,941	0
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables (Note 2)	(295,000)	(15,900)
Trade receivables, net	(22,768)	16,986
Inventories, net	(10,671)	23,375
Prepaid expenses and other current assets	15,990	5,603
Accounts payable, trade	(6,509)	(8,660)
Accrued expenses and other current liabilities	43,519	6,039
Other non-current assets	1,293	1,190
Other non-current liabilities	(670)	(3,396)

Net cash (used in) provided by operating activities	(130,204)	162,259

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,121)	(67,312)
Proceeds from sales of plant and equipment	3,338	2,510
Business acquisitions and holdback settlements	(2,474)	(2,863)
Other, net	66	(1,433)

Net cash used in investing activities	(60,191)	(69,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 2)	406,739	88,553
Repayment of debt	(202,688)	(163,977)
Financing costs	(854)	0
Premium paid on redemption of senior subordinated notes	(2,650)	0
Proceeds from the exercise of stock options	5,232	2,123
Stock issued for the Employee Stock Purchase Plan	3,580	3,888
Tax benefit realized from the exercise of stock options	1,952	1,334
Dividends paid to stockholders	(18,372)	(14,701)
Change in cash overdraft and other	8,345	2,163

Net cash provided by (used in) financing activities	201,284	(80,617)

Change in cash	$10,889	$12,544
Cash – Beginning of period	47,001	47,188

Cash – End of period	$57,890	$59,732

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2010.

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

Prior Period Adjustments

Certain reclassifications were made to the Consolidated Statements of Earnings for the prior period, as well as the related notes, to conform to the current period presentation. These reclassifications resulted in increasing revenue and selling, distribution and administrative expenses and reducing cost of products sold (excluding depreciation). These reclassifications were the result of conforming the Company’s accounting policies in conjunction with its SAP implementation. For the three months ended June 30, 2009, the reclassifications increased net sales by $2.7 million, decreased cost of products sold (excluding depreciation) by $0.9 million and increased selling, distribution and administrative expenses by $3.6 million. The Company does not consider these reclassifications to be material to its results of operations. Consolidated operating income and net earnings for the prior period were not impacted by the reclassifications.

(2) ACCOUNTING AND DISCLOSURE CHANGES

(a) Recently adopted accounting pronouncements

On April 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which affected the accounting treatment of its trade receivables securitization program. The Company currently participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at both June 30, 2010 and March 31, 2010. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at June 30, 2010. Additionally, new borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings as a result of the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

Prior to the adoption of ASU 2009-16, the funding transactions under the Securitization Agreement were accounted for as sales of trade receivables. The Company retained a subordinated interest in the trade receivables sold, which was recorded at the trade receivables’ previous carrying value. Subordinated retained interests of approximately $142 million, net of an allowance for doubtful accounts of $23 million, were included in trade receivables in the accompanying Consolidated Balance Sheet at March 31, 2010. Under the previous accounting treatment, management calculated the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the trade receivables, with changes in the fair value recognized as bad debt expense.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

        On April 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 established new standards that changed the consolidation model for variable interest entities (“VIEs”), including (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the qualified special purpose entity scope exception. The new guidance did not result in the deconsolidation of the Company’s existing VIE.

(b) Accounting pronouncements not yet adopted

In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 may have on its consolidated financial statements.

(3) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	June 30, 2010	March 31, 2010
Hardgoods	$242,616	$225,832
Gases	102,028	108,129

	$344,644	$333,961

Hardgoods inventories determined using the LIFO inventory method totaled $34 million at June 30, 2010 and $32 million at March 31, 2010. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $10.5 million higher at June 30, 2010 and $10.3 million higher at March 31, 2010. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of goodwill and other intangible assets from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the three months ended June 30, 2010 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2010	$922,718	$186,558	$1,109,276
Acquisitions (1)	(1,098)	1	(1,097)
Other adjustments, including foreign currency translation	(1,239)	(59)	(1,298)

Balance at June 30, 2010	$920,381	$186,500	$1,106,881

(1)	Adjustments made to prior year acquisitions.

Other intangible assets amounted to $207 million and $213 million, net of accumulated amortization of $62 million and $56 million, at June 30, 2010 and March 31, 2010, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit period which ranges from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit period and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2011 - $17.4 million; 2012 - $22.0 million; 2013 - $21.1 million; 2014 - $18.8 million; 2015 - $17.3 million and $110.4 million thereafter.

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	June 30, 2010	March 31, 2010
Accrued payroll and employee benefits	$83,646	$86,320
Business insurance reserves	44,380	42,414
Income taxes (a)	35,333	526
Taxes other than income taxes	20,571	18,916
Cash overdraft	56,819	48,474
Deferred rental revenue	25,717	25,585
Accrued costs related to unsolicited takeover attempt (Note 16)	24,777	22,472
Other accrued expenses and current liabilities	65,978	63,115

	$357,221	$307,822

(a)	At March 31, 2010, the Company was in a net U.S. federal income tax refund position which was reflected as a current asset.

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.6 million at June 30, 2010 and $10.6 million at March 31, 2010, which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(6) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	June 30, 2010	March 31, 2010
Revolving credit borrowings - U.S.	$159,000	$198,500
Revolving credit borrowings - Multi-currency	31,178	31,514
Revolving credit borrowings - Canadian	9,343	10,333
Revolving credit borrowings - France	2,080	1,351
Trade receivables securitization	295,000	—
Term loans	285,000	307,500
Senior notes, net of discount	704,796	698,963
Senior subordinated notes	220,446	245,446
Acquisition and other notes	14,376	16,032

Total long-term debt	1,721,219	1,509,639
Less current portion of long-term debt	(9,589)	(10,255)

Long-term debt, excluding current portion	$1,711,630	$1,499,384

Senior Subordinated Note Redemption

During the quarter ended June 30, 2010, the Company repurchased $25.0 million of its 7.125% senior subordinated notes (the “2008 Notes”) maturing October 1, 2018 at an average price of 110.6% of the principal. Losses on the early extinguishment of debt were $2.9 million ($1.9 million after tax) for the quarter ended June 30, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At June 30, 2010, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans were repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011. However, the Company anticipates entering into a similar long-term credit facility to replace the maturing facility prior to September 30, 2010.

As of June 30, 2010, the Company had approximately $485 million of borrowings under the Credit Facility: $159 million under the U.S. dollar revolver, $285 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$10 million (U.S. $9 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of June 30, 2010, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.81%, 1.03%, 0.99% and 1.29%, respectively.

The Company also maintains a committed revolving line of credit of up to € 3.0 million (U.S. $3.7 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2010, French revolving credit borrowings were € 1.7 million (U.S. $2.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 50 basis points. As of June 30, 2010, the effective interest rate on the French revolving credit borrowings was 0.93%.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At June 30, 2010, the financial covenants of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below. As of June 30, 2010, approximately $862 million remained unused under the Company’s Credit Facility.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2010, there were no advances outstanding under the agreement.

Senior Notes

At June 30, 2010, the Company had $400 million of 4.5% senior notes (the “2009 Notes”) outstanding. The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. Interest on the 2009 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At June 30, 2010, the Company had $300 million of 2.85% senior notes (the “2010 Notes”) outstanding. The 2010 Notes were issued at a discount and mature on October 1, 2013 with an effective yield of 2.871%. Interest on the 2010 Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2010. Additionally, the Company has the option to redeem the 2010 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At June 30, 2010, the Company had $220 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have a redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2008, 2009 and 2010 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2010, acquisition and other notes totaled $14.4 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At June 30, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at June 30, 2010 was $295 million.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at June 30, 2010 are as follows:

(In thousands)	Debt Maturities (1)
June 30, 2011	$9,589
March 31, 2012	783,769
March 31, 2013	1,450
March 31, 2014	300,518
March 31, 2015	400,472
Thereafter	220,624

$1,716,422

(1)

The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending June 30, 2011 on term loans have been reflected as long-term in the aggregate maturity schedule.

Outstanding borrowings under the Securitization Agreement at June 30, 2010 are reflected as maturing at the agreement’s expiration in March 2012.

The 2009 and 2010 Notes are reflected in the debt maturity schedule at their maturity value rather than their carrying value, which is net of a discount of $408 thousand and $198 thousand, respectively, at June 30, 2010. The 2010 Notes also include additional carrying value of $5.4 million at June 30, 2010 related to the Company’s fair value hedges — see Note 7 for additional disclosure.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The Company recognizes certain derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At June 30, 2010, the Company was party to a total of twelve interest rate swap agreements with an aggregate notional amount of $550 million.

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

At June 30, 2010, the Company had seven fixed interest rate swap agreements outstanding with a notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.96%. The remaining terms of these swap agreements range from three to six months. For the three months ended June 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income” of $1.9 million, or $1.3 million after tax. For the three months ended June 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income” of $4.5 million, or $2.9 million after tax.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The estimated net amount of existing losses recorded in “Accumulated other comprehensive income” at June 30, 2010 that is expected to be reclassified into earnings within the next twelve months is $1.3 million, net of estimated tax benefits of $704 thousand. The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges is immaterial for the three months ended June 30, 2010 and 2009.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At June 30, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2010 Notes to variable rate debt. At June 30, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.30% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2010 Notes in October 2013. During the three months ended June 30, 2010, the fair value of the variable interest rate swaps increased by $5.9 million to an asset of $5.3 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2010 Notes caused by the hedged risk was $5.8 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2010 Notes) and the gain or loss on the variable interest rate swaps in interest expense. Accordingly, the gain from the hedge was $122 thousand for the three months ended June 30, 2010 and was reflected as a reduction to interest expense. At June 30, 2009, the Company had no outstanding variable interest rate swaps.

Tabular Disclosure

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

Fair Value of Derivatives Designated as Hedging Instruments

	June 30, 2010		March 31, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Fixed interest rate swaps	Other non-current liabilities	($2,012)	Other non-current liabilities	($3,962)
Variable interest rate swaps	Other non-current assets	$5,291	Other non-current liabilities	($625)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain Recognized in OCI on Derivatives Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships
	2010	2009
Interest rate swaps	$1,950	$4,489
Tax expense	(683)	(1,571)

Net effect	$1,267	$2,918

(In thousands)	Amount of Loss Reclassified from AOCI into Pre-tax Income Three Months Ended June 30,
Location of Loss Reclassified from AOCI into Pre- tax Income for Derivatives in Cash Flow Hedging Relationships

	2010	2009
Interest expense, net	$1,845	$4,870

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income Three Months Ended June 30, 2010
Derivatives in Fair Value Hedging Relationships
Change in fair value of variable interest rate swaps	Interest expense, net	$5,916
Change in carrying value of 2010 Notes	Interest expense, net	(5,794)

Net effect	Interest expense, net	$122

(8) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The carrying value of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and March 31, 2010 are categorized in the tables below based on the lowest level of significant input to the valuation.

(In thousands)	Balance at June 30, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$7,495	$7,495	$—	$—
Derivative assets – variable interest rate swap agreements	5,291	—	5,291	—

Total assets measured at fair value on a recurring basis	$12,786	$7,495	$5,291	$—

Liabilities:
Deferred compensation plan liabilities	$7,495	$7,495	$—	$—
Derivative liabilities – fixed interest rate swap agreements	2,012	—	2,012	—

Total liabilities measured at fair value on a recurring basis	$9,507	$7,495	$2,012	$—

(In thousands)	Balance at March 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivables securitization	$142,310	$—	$—	$142,310
Deferred compensation plan assets	7,596	7,596	—	—

Total assets measured at fair value on a recurring basis	$149,906	$7,596	$—	$142,310

Liabilities:
Deferred compensation plan liabilities	$7,596	$7,596	$—	$—
Derivative liabilities – fixed interest rate swap agreements	3,962	—	3,962	—
Derivative liabilities – variable interest rate swap agreements	625	—	625	—

Total liabilities measured at fair value on a recurring basis	$12,183	$7,596	$4,587	$—

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

Derivative liabilities and assets — interest rate swap agreements — The Company has both fixed and variable interest rate swap agreements, all with highly rated counterparties. The fixed interest rate swaps are designated as cash flow hedges and effectively convert portions of the Company’s variable rate debt to fixed rate debt. The Company’s variable interest rate swaps are designated as fair value hedges and effectively convert the Company’s fixed rate 2010 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within “Other non-current assets” and “Other non-current liabilities” on the Consolidated Balance Sheets. See Note 7 for additional derivatives disclosures.

The carrying value of debt, which is reported in the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings and term loans disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate. The fair value of the securitized receivables approximate carrying value.

(In thousands)	Carrying Value at June 30, 2010	Fair Value at June 30, 2010	Carrying Value at March 31, 2010	Fair Value at March 31, 2010
Revolving credit borrowings	$201,601	$199,585	$241,698	$239,281
Term loans	285,000	282,150	307,500	304,425
2008 Notes	220,446	235,877	245,446	269,706
2009 Notes	399,592	418,237	399,568	412,542
2010 Notes	305,204	307,792	299,395	299,126
Trade receivables securitization	295,000	295,000	—	—
Acquisition and other notes	14,376	14,999	16,032	16,814

Total debt	$1,721,219	$1,753,640	$1,509,639	$1,541,894

(9) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2010	86,253	3,027
Common stock issuance (a)	122	—
Reissuance of treasury stock for stock option exercises	—	(193)

Balance at June 30, 2010	86,375	2,834

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2010	$863	$568,421	$1,332,759	$3,442	$(109,941)	$1,795,544
Comprehensive income:
Net earnings			64,799			64,799
Foreign currency translation adjustment				(3,335)		(3,335)
Net change in fair value of fixed interest rate swap agreements				1,950		1,950
Net tax expense of comprehensive income items				(683)		(683)

Total comprehensive income						62,731 (d)
Common stock issuances and reissuances from treasury stock—employee benefit plans (b)	1	1,804			7,007	8,812
Tax benefit from stock option exercises		1,952				1,952
Dividends paid on common stock ($0.22 per share)			(18,372)			(18,372)
Stock-based compensation (c)		10,298				10,298

Balance at June 30, 2010	$864	$582,475	$1,379,186	$1,374	$(102,934)	$1,860,965

(a)	Issuance of common stock for purchases through the employee stock purchase plan.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(b)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the employee stock purchase plan.
(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(d)

The Company’s comprehensive income was $63 million and $62 million for the three months ended June 30, 2010 and June 30, 2009, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of fixed interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s fixed interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of fixed interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. The table below presents the gross and net changes in and the balances within each component of “Accumulated other comprehensive income” for the three months ended June 30, 2010.

(In thousands)	Foreign Currency Translation Adjustment	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income
Balance March 31, 2010	$6,099	$(2,657)	$3,442
Foreign currency translation adjustments	(3,335)		(3,335)
Change in fair value of fixed interest rate swap agreements		3,795	3,795
Reclassification adjustments to income		(1,845)	(1,845)

Net change in fair value of fixed interest rate swap agreements		1,950	1,950
Net tax expense of comprehensive income items		(683)	(683)

Net change after tax of comprehensive income items	(3,335)	1,267	(2,068)

Balance June 30, 2010	$2,764	$(1,390)	$1,374

(10) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(In thousands)	2010	2009
Stock-based compensation expense related to:
Stock option plans	$8,789	$8,333
Employee stock purchase plan - options to purchase stock	1,480	1,581

	10,269	9,914
Tax benefit	(3,445)	(3,274)

Stock-based compensation expense, net of tax	$6,824	$6,640

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $22.72 and $14.41, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the three months ended June 30, 2010:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	6,707	$36.15
Granted	936	$62.23
Exercised	(193)	$27.11
Forfeited	(43)	$49.23

Outstanding at June 30, 2010	7,407	$39.61

Vested or expected to vest at June 30, 2010	7,126	$38.99

Exercisable at June 30, 2010	4,713	$31.99

A total of 2.9 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at June 30, 2010.

As of June 30, 2010, $41.7 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2.0 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 322 thousand shares were available for issuance at June 30, 2010.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.01 and $12.52 for the three months ended June 30, 2010 and 2009, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the three months ended June 30, 2010:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	122	$28.53
Granted	297	$52.73
Exercised	(122)	$28.53

Outstanding at June 30, 2010	297	$52.73

(11) EARNINGS PER SHARE

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 0.9 million and 2.9 million outstanding stock options that were anti-dilutive for the three months ended June 30, 2010 and 2009, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(In thousands)	2010	2009
Weighted average common shares outstanding:
Basic	83,457	81,618
Incremental shares from assumed exercises of stock options and options under the ESPP	1,824	1,669

Diluted	85,281	83,287

(12) COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited takeover attempt commenced by Air Products and Chemicals, Inc. (“Air Products”). In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. The Company and its directors believe that the claims made by Air Products are without merit and intend to defend against them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend against them vigorously.

As disclosed in Note 16 — Unsolicited Takeover Attempt, the Company has incurred substantial legal and professional fees related to this unsolicited takeover attempt and associated litigation through June 30, 2010. A significant portion of these fees represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with the unsolicited takeover attempt, proxy contest and the related litigation.

(13) SUMMARY BY BUSINESS SEGMENT

Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three months ended June 30, 2010 and 2009. Corporate operating expenses are generally allocated to each business segment based on sales dollars. However, the legal and professional fees incurred as a result of Air Products’ unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Eliminations and Other” column below:

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
(In thousands)	Distribution	All Other Ops.	Elimations and Other	Total	Distribution	All Other Ops.	Elimations	Total
Gas and rent	$556,447	$126,912	$(7,544)	$675,815	$532,982	$111,328	$(5,620)	$638,690
Hardgoods	375,393	1,453	(5)	376,841	341,609	1,696	(4)	343,301

Total net sales	931,840	128,365	(7,549)	1,052,656	874,591	113,024	(5,624)	981,991
Cost of products sold (excluding depreciation)	414,438	68,213	(7,549)	475,102	384,290	60,273	(5,624)	438,939
Selling, distribution and administrative expenses	357,885	32,664	—	390,549	348,383	30,361	—	378,744
Cost related to unsolicited takeover attempt	—	—	3,787	3,787	—	—	—	—
Depreciation	50,633	3,632	—	54,265	47,927	3,656	—	51,583
Amortization	5,040	1,162	—	6,202	4,243	573	—	4,816

Operating income	$103,844	$22,694	$(3,787)	$122,751	$89,748	$18,161	$—	$107,909

(14) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Three Months Ended June 30,
(In thousands)	2010	2009
Interest paid	$13,935	$24,773
Discount on securitization	—	1,615
Income taxes (net of refunds) (a)	(23,832)	(6,635)

(a)	During the three months ended June 30, 2010 and 2009, the Company applied for and received federal income tax refunds of $26 million and $10 million, respectively.

Significant Non-cash Investing and Financing Transactions

During the three months ended June 30, 2010 and 2009, the Company purchased $1.3 million and $0.9 million, respectively, of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

(15) BENEFIT PLANS

Historically, the Company has participated in a number of multi-employer pension plans (“MEPP”) providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

In connection with the renewal of certain CBAs, the Company negotiated its withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates, and continued participation by the Company and other employers in the MEPP. During the three months ended June 30, 2010, the Company negotiated the withdrawal from MEPPs under two CBAs. The Company recognized charges

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

related to the withdrawal from these plans of $3.2 million for the three months ended June 30, 2010. There were no withdrawal charges for the three months ended June 30, 2009. MEPP withdrawal liabilities amounted to $16.1 million at June 30, 2010 and $12.9 million at March 31, 2010. These estimates are subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability.

Over the remainder of fiscal 2011 and fiscal 2012, the Company intends to negotiate its withdrawal from the MEPPs provided for in its three remaining CBAs that provide for such plans. These CBAs cover approximately 30 employees and, assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $3 million as of June 30, 2010. Though the most recent plan data available from the remaining MEPPs was used in computing this estimate, it is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining CBAs.

(16) UNSOLICITED TAKEOVER ATTEMPT

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders. Air Products has also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. During the three months ended June 30, 2010, the Company incurred $3.8 million of legal and professional fees related to Air Products’ unsolicited takeover attempt. The Company expects to incur additional costs in the future in connection with Air Products’ unsolicited takeover attempt.

(17) SUBSEQUENT EVENT

On July 21, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.25 per share, an increase of 14% over the previous quarterly dividend of $0.22 per share. The dividend is payable September 30, 2010 to stockholders of record as of September 15, 2010.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2010 (“current quarter”) of $1.05 billion compared to $982 million for the quarter ended June 30, 2009 (“prior year quarter”), an increase of 7%. Total same-store sales increased 6%, with hardgoods up 8% and gas and rent up 5%. Acquisitions contributed 1% sales growth in the quarter. The same-store sales growth for the current quarter was principally volume related, with sales volumes up 5% and pricing up 1%. The increase in sales volumes reflects improvement in most of the Company’s customer segments and geographies, led by manufacturing, while the increase in pricing reflects only one month of a broad-based price increase on gas, rent and hardgoods effective June 1, 2010.

Company management regularly reviews sales results not only in a year-over-year manner, but also on a sequential basis. Management also reviews sales results in terms of sales per selling day (“daily sales”), a metric commonly used in operating the business. Daily sales increased 5% sequentially from the quarter ended March 31, 2010 (“prior quarter”) to the current quarter, marking the third consecutive quarter of sequential daily sales growth. Both gas and rent as well as hardgoods improved sequentially on a daily sales basis, with gas and rent up 6% and hardgoods up 4% for the current quarter. Net sales for the current quarter increased 7% sequentially from the prior quarter driven by an incremental selling day and the sequential increase in daily sales.

Operating income margin increased 70 basis points to 11.7% in the current quarter compared to 11.0% in the prior year quarter. The increase in the current quarter’s operating income margin was driven by operating leverage on sales growth, partially offset by $3.8 million ($2.4 million after tax) or $0.03 per diluted share in costs related to an unsolicited takeover attempt and $3.2 million ($2.0 million after tax) or $0.02 per diluted share in multi-employer pension plan (“MEPP”) withdrawal charges. The costs related to the unsolicited takeover attempt and the MEPP withdrawal charges accounted for a 60 basis point reduction in operating income margin during the current quarter. Net earnings per diluted share rose 15% to $0.76 in the current quarter versus $0.66 in the prior year quarter. The results primarily reflect higher operating income (including the negative impact of the above mentioned unsolicited takeover attempt costs and MEPP withdrawal charges) and lower borrowing costs, partially offset by losses on the extinguishment of debt of $2.9 million ($1.9 million after tax) or $0.02 per diluted share.

Unsolicited Takeover Attempt

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders. Air Products has also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. During the three months ended June 30, 2010, the Company incurred $3.8 million of legal and professional fees related to Air Products’ unsolicited takeover attempt. The Company expects to incur additional costs in the future in connection with Air Products’ unsolicited takeover attempt.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers. In connection with the renewal of certain CBAs during the current quarter, the Company negotiated its withdrawal from participation in underfunded MEPPs and will instead contribute to a defined contribution plan for the affected union employees. Ratification of the CBAs led to $3.2 million in MEPP withdrawal charges during the current quarter. Over the remainder of fiscal 2011 and fiscal 2012, the Company intends to negotiate its withdrawal from the MEPPs provided for in its three remaining CBAs that provide for such plans. These CBAs cover approximately 30 employees.

Losses on the Extinguishment of Debt

During the current quarter, the Company repurchased $25 million of its original $400 million 7.125% senior subordinated notes that are due on October 1, 2018 (the “2008 Notes”) at an average price of 110.6% of the principal. In conjunction with the repurchase of the 2008 Notes, the Company recognized losses on the early extinguishment of debt of $2.9 million. The losses reflected the redemption premiums as well as writing-off the associated unamortized debt issuance costs.

Enterprise Information System

During the current quarter, the Company continued with the design and configuration phase of its SAP enterprise information system (“SAP”). Through June 30, 2010, the Company has incurred capital expenditures of approximately $60 million related to the project. On July 5, 2010, the Company began its phased, multi-year rollout of the SAP platform, whereby business units will implement the new system in succession, with the conversion of its Safety telesales and hardgoods infrastructure businesses. The Company expects returns on its SAP investment in excess of its hurdle rates of 15 – 20% internal rate of return and return on capital, and well above its cost of capital. Benefits from the SAP implementation will include customer-facing applications that will improve customers’ buying experience, assist with cross-selling, simplify account administration and enhance visibility for multi-location customers. The Company also expects significant gains and efficiencies in both the gases and hardgoods supply chains as well as in administrative processing as a result of the implementation, and the Company believes that the SAP tools and functionality will drive more structured and disciplined pricing.

Trade Receivables Securitization

The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the Securitization Agreement is $295 million. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its Securitization Agreement. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the agreement and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at June 30, 2010. New borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings under the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

Looking Forward

Looking forward, the Company expects earnings per diluted share for the second quarter ending September 30, 2010 to increase 20% to 26% from $0.65 in the quarter ended September 30, 2009 to $0.78 to $0.82. The earnings per diluted share range for the second quarter of fiscal 2011 includes an estimated $0.03 per diluted share of incremental expense associated with its SAP implementation, and earnings per diluted share for the second quarter of fiscal 2010 includes an aggregate of $0.03 per diluted share of debt extinguishment and MEPP withdrawal charges. For the full fiscal year 2011, the Company expects earnings per diluted share to increase 32% to 38% from $2.34 in the prior year to $3.08 to $3.23, which includes $0.10 per diluted share of incremental expense associated with its SAP implementation as well as the impact of the following charges recorded in the current quarter: $0.03 per diluted share in costs related to an unsolicited takeover attempt; $0.02 per diluted share in MEPP withdrawal charges; and $0.02 per diluted share of losses related to the early extinguishment of debt. The second quarter and fiscal 2011 guidance does not incorporate the impact of further debt extinguishment charges, MEPP withdrawal charges or costs related to the unsolicited takeover attempt.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 7% to $1.05 billion for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, driven by same-store sales growth of 6% and incremental sales of 1% contributed by acquisitions. Gas and rent same-store sales increased 5% and hardgoods increased 8%. Same-store sales were driven by increased volumes of 5% and price of 1%. Higher sales volumes for the current quarter reflect improvement in most of the Company’s customer segments and geographies, led by manufacturing. The increase in pricing reflects the impact of only one month of a broad-based price increase on gas, rent and hardgoods effective June 1, 2010.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 9% on a same-store sales basis as compared to the prior year quarter, which was stronger than the overall same-store sales increase of 6%.

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

Net Sales	Three Months Ended June 30,		Increase
(In thousands)	2010	2009
Distribution	$931,840	$874,591	$57,249	7%
All Other Operations	128,365	113,024	15,341	14%
Intercompany eliminations	(7,549)	(5,624)	(1,925)

	$1,052,656	$981,991	$70,665	7%

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

Distribution business segment sales increased 7% compared to the prior year quarter with an increase in same-store sales of 5% and incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 3% with volumes up 2% and pricing up 1%. Hardgoods same-store sales increased 8% with volumes up 7% and pricing up 1%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was impacted in part by one month’s contribution from the June 1, 2010 price increase. Distribution business segment sales increased 5% sequentially from the prior quarter, driven by a 3% increase in daily sales rates and an incremental selling day. Both gas and rent and hardgoods sales within the Distribution business segment improved sequentially on a daily sales basis, with gas and rent up 3% and hardgoods up 4%.

Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 6% from the prior year quarter. Among strategic gas products, bulk gas sales were up 8% due to strengthening sales of bulk nitrogen for food-freezing applications, supported by the Company’s launch of the FreezeRight® line of cryogenic freezers, and increasing bulk sales to industrial manufacturing customers in segments such as steel and auto. Sales of medical gases were up 3% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 7% driven primarily by higher volumes and increased demand for core specialty gases, including further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures.

Contributing to the rise in Distribution hardgoods same-store sales were increases in both safety products and the Company’s Radnor® brand product offerings. Safety product sales increased 15% in the current quarter, reflecting broad-based increases that were most pronounced in the manufacturing customer base, as operating rates have steadily improved. The Company’s Radnor® private label line was also up 15% for the current quarter, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, were flat for the current quarter compared to the prior year quarter, as were the related rental revenues. In addition, revenues from the Company’s rental welder business experienced a 12% decline in same-store sales during the current quarter. While the Company’s rental welder business showed improvement sequentially, continued weakness in non-residential construction drove same-store sales lower in the current quarter.

The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 14% in total and 13% on a same-store basis compared to the prior year quarter. The sales increase was driven largely by strong performance in the refrigerants business, which benefited from an increase in demand as well as certain product shortages in the industry to which Airgas was able to respond.

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

Consolidated gross profits (excluding depreciation) increased 6% principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 40 basis points to 54.9% compared to 55.3% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the expected sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery, as well as a mix shift within gas and rent to lower margin refrigerants.

Gross Profits (ex. Depr.)	Three Months Ended June 30,		Increase
(In thousands)	2010	2009
Distribution	$517,402	$490,301	$27,101	6%
All Other Operations	60,152	52,751	7,401	14%

	$577,554	$543,052	$34,502	6%

The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.5% versus 56.1% in the prior year quarter, a decrease of 60 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 120 basis points to 59.7% in the current quarter as compared to 60.9% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 14% compared to the prior year quarter, primarily as a result of increased refrigerants sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 20 basis points to 46.9% in the current quarter from 46.7% in the prior year quarter. The slight increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by margin expansion in the refrigerants business offset by margin compression in the ammonia business resulting from rising costs.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $12 million, or 3%, in the current quarter as compared to the prior year quarter resulting from a $7 million increase in operating costs and approximately $5 million of incremental operating costs associated with acquired businesses. The $7 million increase in operating costs primarily reflects approximately $3 million of MEPP withdrawal charges for the current quarter as well as the post-recession reset of variable compensation. As a percentage of net sales, SD&A expense decreased 150 basis points to 37.1% compared to 38.6% in the prior year quarter driven by the increase in sales and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

During the current quarter, the Company incurred $3.8 million of legal and professional fees related to Air Products’ unsolicited takeover attempt and associated litigation.

Depreciation expense of $54 million increased $2 million, or 5%, in the current quarter as compared to $52 million in the prior year quarter. The increase primarily reflects a full quarter’s depreciation on the air separation unit in Carrollton, Kentucky (which came on-line during the prior year quarter) and capital investments in revenue generating assets to support customer demand, such as cylinders and bulk tanks, partially offset by lower overall capital expenditures and acquisition activity for the current quarter as compared to the prior year quarter. Amortization expense of $6 million in the current quarter increased slightly as compared to the prior year quarter’s amortization expense of $5 million.

Operating Income

Consolidated operating income of $123 million increased 14% in the current quarter driven by operating leverage on sales growth which more than offset the impact of MEPP withdrawal charges, variable compensation reset and costs related to the unsolicited takeover attempt. The consolidated operating income margin increased 70 basis points to 11.7% compared to 11.0% in the prior year quarter. The legal and professional fees related to the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Other” line item in the table below.

Operating Income	Three Months Ended June 30,		Increase
(In thousands)	2010	2009
Distribution	$103,844	$89,748	$14,096	16%
All Other Operations	22,694	18,161	4,533	25%
Other	(3,787)	—	(3,787)

	$122,751	$107,909	$14,842	14%

Operating income in the Distribution business segment increased 16% in the current quarter. The Distribution business segment’s operating income margin increased 80 basis points to 11.1% compared to 10.3% in the prior year quarter. The operating margin increase was driven by higher sales in the current quarter, partially offset by MEPP withdrawal charges (which are fully borne by the Distribution business segment) and the reset of variable compensation.

Operating income in the All Other Operations business segment increased 25% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 17.7% was 160 basis points higher than the operating income margin of 16.1% in the prior year quarter. The increase in operating margin was driven primarily by higher sales and margin expansion in the refrigerants business for the current quarter, partially offset by margin compression in the ammonia business resulting from rising costs.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $13 million in the current quarter, representing a decrease of $7 million, or 33%, compared to the prior year quarter. As a result of a change in accounting treatment effective for the current quarter related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net, for the current quarter primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments and lower average debt levels. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”); the spread during the current quarter was 50 basis points, whereas in the prior year quarter it was 62.5 basis points.

Losses on the Extinguishment of Debt

During the current quarter, the Company repurchased $25 million of the 2008 Notes at an average price of 110.6%. In conjunction with the repurchase of the 2008 Notes, the Company recognized losses on the early extinguishment of debt of $2.9 million. The losses reflected the redemption premiums as well as writing-off the associated unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate was 38.8% of pre-tax earnings in the current quarter compared to 38.5% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2011 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $64.8 million, or $0.76 per diluted share, compared to $54.8 million, or $0.66 per diluted share, in the prior year quarter. The current quarter’s net earnings include costs related to the unsolicited takeover attempt of $3.8 million ($2.4 million after tax) or $0.03 per diluted share, charges related to withdrawals from MEPPs of $3.2 million ($2.0 million after tax) or $0.02 per diluted share and losses related to the early extinguishment of debt of $2.9 million ($1.9 million after tax) or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was $130 million for the three months ended June 30, 2010, compared to net cash provided by operating activities of $162 million in the prior year quarter. The use of cash in operating activities during the first quarter of fiscal 2011 is driven by the new accounting treatment for the Company’s Securitization Agreement, which resulted in a $295 million use of cash in operating activities and a corresponding source of cash in financing activities in the current quarter. The underlying business activities generated strong operating cash flows. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its trade receivables securitization program. Under the new guidance, proceeds received under the securitization are treated as secured borrowings, which are classified as a financing activity on the Consolidated Statement of Cash Flows, whereas previously they were treated as proceeds from the sale of trade receivables, which were classified as an operating activity on the Consolidated Statement of Cash Flows. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at June 30, 2010. Accordingly, $295 million in new borrowings under the Securitization Agreement were classified as sources of cash under financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. Additionally, the $295 million increase in trade receivables was classified as a use of cash from operating activities.

Other elements of working capital provided cash of $20 million in the current period versus $43 million during the prior year quarter. Improving sales contributed to the uses of cash related to trade receivables and inventory. However, these working capital uses of cash were principally offset by the timing of federal income tax payments, which was the primary contributor to the source of cash from accrued expenses. Net earnings adjusted for non-cash and non-operating items provided cash of $145 million versus $137 million in the prior year quarter.

Net cash used in investing activities in the current period totaled $60 million and primarily consisted of cash used for capital expenditures. Cash used in investing activities decreased $9 million from the comparable prior year period primarily due to lower capital expenditures on industrial gas and carbon dioxide fill plants during the current quarter.

Net cash provided by financing activities in the current period totaled $201 million, principally reflecting net debt borrowing of $204 million, driven by the new accounting guidance for the Securitization Agreement noted above. Partially offsetting the $295 million in proceeds from the Securitization Agreement was the repayment of $91 million in debt, principally on the Company’s senior credit facility and through open market purchases of the Company’s 2008 Notes. The Company also paid dividends of $18 million, or $0.22 per share in the current quarter, as compared to $15 million, or $0.18 per share in the first quarter in the prior year.

On July 21, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.25 per share. The dividend is payable September 30, 2010 to stockholders of record as of September 15, 2010. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, cash flows, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Credit Facility

The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. At June 30, 2010, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under a multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans were repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011. However, the Company anticipates entering into a similar long-term credit facility to replace the maturing facility prior to September 30, 2010.

As of June 30, 2010, the Company had approximately $485 million of borrowings under the Credit Facility: $159 million under the U.S. dollar revolver, $285 million under the term loans, $31 million (in U.S. dollars) under the multi-currency revolver and C$10 million (U.S. $9 million) under the Canadian dollar revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings and the term loans bear interest at LIBOR plus 50 basis points. The multi-currency revolver bears interest based on a spread of 50 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 50 basis points. As of June 30, 2010, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 0.81%, 1.03%, 0.99% and 1.29%, respectively.

The Company also maintains a committed revolving line of credit of up to € 3.0 million (U.S. $3.7 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2010, French revolving credit borrowings were € 1.7 million (U.S. $2.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 50 basis points. As of June 30, 2010, the effective interest rate on the French revolving credit borrowings was 0.93%.

Total Borrowing Capacity

As of June 30, 2010, approximately $862 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The debt covenants under the Company’s Credit Facility require the Company to maintain a leverage ratio not higher than 4.0 and an interest coverage ratio not lower than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The debt covenants under the Company’s Credit Facility were not affected by the new accounting guidance adopted for the Securitization Agreement. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At June 30, 2010, the Company’s leverage ratio was 2.7 and its interest coverage ratio was 10.4. At June 30, 2010, the financial covenants of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below.

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

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2010, there were no advances outstanding under the agreement.

Senior Notes

At June 30, 2010, the Company had $400 million of 4.5% senior notes (the “2009 Notes”) outstanding. The 2009 Notes were issued at a discount and mature on September 15, 2014 with an effective yield of 4.527%. Interest on the 2009 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2009 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At June 30, 2010, the Company had $300 million of 2.85% senior notes (the “2010 Notes”) outstanding. The 2010 Notes were issued at a discount and mature on October 1, 2013 with an effective yield of 2.871%. Interest on the 2010 Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2010. Additionally, the Company has the option to redeem the 2010 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At June 30, 2010, the Company had $220 million of its 2008 Notes outstanding with a maturity date of October 1, 2018. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have a redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount. The 2008, 2009 and 2010 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2010, acquisition and other notes totaled $14.4 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At June 30, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at June 30, 2010 was $295 million.

Interest Rate Swap Agreements

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The Company recognizes certain derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At June 30, 2010, the Company was party to a total of twelve interest rate swap agreements with an aggregate notional amount of $550 million.

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

At June 30, 2010, the Company had seven fixed interest rate swap agreements outstanding with a notional amount of $250 million. These swaps effectively convert $250 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 3.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.96%. The remaining terms of these swap agreements range from three to six months. For the three months ended June 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated other comprehensive income” of $1.9 million, or $1.3 million after tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At June 30, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2010 Notes to variable rate debt. At June 30, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.30% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2010 Notes in October 2013. During the three months ended June 30, 2010, the fair value of the variable interest rate swaps increased by $5.9 million to an asset of $5.3 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2010 Notes caused by the hedged risk was $5.8 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2010 Notes) and the gain or loss on the variable interest rate swaps in interest expense. Accordingly, the gain from the hedge was $122 thousand for the three months ended June 30, 2010 and was reflected as a reduction to interest expense.

The Company measures the fair value of its interest rate swaps using observable market rates to calculate the forward yield curves used to determine expected cash flows for each interest rate swap agreement. The discounted present values of the expected cash flows are calculated using the same forward yield curve. The discount rate assumed in the fair value calculations is adjusted for non-performance risk, dependent on the classification of the interest rate swap as an asset or liability. If an interest rate swap is a liability, the Company assesses the credit and non-performance risk of Airgas by determining an appropriate credit spread for entities with similar credit characteristics as the Company. If, however, an interest rate swap is in an asset position, a credit analysis of counterparties is performed assessing the credit and non-performance risk based upon the pricing history of counterparty specific credit default swaps or credit spreads for entities with similar credit ratings to the counterparties. The Company does not believe it is at risk for non-performance by its counterparties. However, if an interest rate swap is in an asset position, the failure of one or more of its counterparties would result in an increase in interest expense and a reduction of earnings. The Company compares its fair value calculations to the contract settlement values calculated by the counterparties for each swap agreement for reasonableness.

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.1 million.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intention to negotiate its withdrawal from the MEPPs provided for in three remaining CBAs that provide for such plans over fiscal 2011 and fiscal 2012; the benefits to be derived from the SAP implementation; the Company’s expectation of earnings of $0.78 to $0.82 per diluted share for the second quarter ending September 30, 2010 and earnings per diluted share of $3.08 to $3.23 for the full fiscal year 2011; the Company’s expectation that its overall effective tax rate for fiscal 2011 will range from 38.0% to 39.0% of pre-tax earnings; the Company’s ability and intention enter into a similar long-term credit facility to replace its current Credit Facility; the Company’s belief that it can obtain financing on reasonable terms; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.1 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the estimate of future payments or receipts under interest rate swap agreements.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2011 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance principal and interest payments on the term loans due to a lack of availability under the revolving credit facilities; the inability to enter into a new credit facility to replace its current Credit Facility; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from the Company’s MEPPs; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; costs incurred associated with the Air Products’ unsolicited takeover attempt and proxy contest; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at June 30, 2010. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$7.3	$4.5	$1.5	$0.5	$0.4	$0.2	$14.4	$15.0
Interest expense	0.5	0.3	0.1	0.06	0.02	0.01	1.0
Average interest rate	6.16%	6.19%	6.19%	5.97%	4.62%	3.53%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$220	$220	$236
Interest expense	11.8	15.7	15.7	15.7	15.7	55.0	129.6
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 9/15/2014	$—	$—	$—	$—	$400	$—	$400	$418
Interest expense	13.5	18.0	18.0	18.0	8.3	—	75.8
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	—
Senior notes due 10/1/2013	$—	$—	$—	$300	$—	$—	$300	$308
Interest expense	6.3	8.6	8.6	4.3	—	—	27.8
Interest rate	2.85%	2.85%	2.85%	2.85%	—	—
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$159	$—	$—	$—	$—	$159	$158
Interest expense	1.0	0.4	—	—	—	—	1.4
Interest rate (a)	0.81%	0.81%	—	—	—	—
Revolving credit borrowings - Canadian	$—	$9	$—	$—	$—	$—	$9	$9
Interest expense	0.1	0.03	—	—	—	—	0.1
Interest rate (a)	1.29%	1.29%	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$31	$—	$—	$—	$—	$31	$31
Interest expense	0.2	0.1	—	—	—	—	0.3
Interest rate (a)	0.99%	0.99%	—	—	—	—
Revolving credit borrowings - France	$—	$2	$—	$—	$—	$—	$2	$2
Interest expense	0.01	0.01	—	—	—	—	0.02
Interest rate (a)	0.93%	0.93%	—	—	—	—

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Variable Rate Debt (cont):
Term loans (b)	$—	$285	$—	$—	$—	$—	$285	$282
Interest expense	2.2	0.8	—	—	—	—	3.0
Interest rate (b)	1.03%	1.03%	—	—	—	—
Interest Rate Swaps:
7 swaps receive variable/pay fixed notional amounts	$250	$—	$—	$—	$—	$—	$250	$2.0

Swap payments (receipts)	2.0	—	—	—	—	—	2.0
Variable forward receive rate = 0.96%
Weighted average pay rate = 3.21%
5 swaps receive fixed/pay variable notional amounts	$—	$—	$—	$300	$—	$—	$300	$(5.3)
Swap payments (receipts)	—	—	—	(5.3)	—	—	(5.3)
Variable forward pay rate = 2.30%
Weighted average receive rate = 2.85%
LIBOR-based Agreement:
Trade receivables securitization	$—	$295	$—	$—	$—	$—	$295	$295
Interest expense	2.9	3.7	—	—	—	—	6.6
Variable interest rate at 6/30/2010 of 1.29%

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

(b)

The consolidated financial statements reflect the term loan principal payments due through June 30, 2011 as long-term based on the Company’s ability and intention to refinance those principal payments with its U.S. dollar revolving credit line.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of June 30, 2010, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”)

reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited takeover attempt commenced by Air Products and Chemicals, Inc. (“Air Products”). In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. The Company and its directors believe that the claims made by Air Products are without merit and intend to defend against them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend against them vigorously.

As disclosed in Note 16 to the consolidated financial statements, the Company has incurred substantial legal and professional fees related to this unsolicited takeover attempt and associated litigation through June 30, 2010. A significant portion of these fees represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional costs in the future in connection with the unsolicited takeover attempt, proxy contest and the related litigation.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent, as amended.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 6, 2010	AIRGAS, INC.

(Registrant)

	BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

4	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent, as amended.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.