Form 10-Q
period 2010-09-30
AIRGAS INC
filed 2010-11-05
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Shares of common stock outstanding at November 3, 2010: 84,074,344 shares

AIRGAS, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net Sales	$1,061,663	$965,091	$2,114,319	$1,947,082

Costs and Expenses:
Cost of products sold (excluding depreciation)	476,172	425,136	951,274	864,075
Selling, distribution and administrative expenses	396,614	372,014	787,163	750,758
Costs related to unsolicited takeover attempt	4,687	0	8,474	0
Depreciation	56,214	52,647	110,479	104,230
Amortization	6,211	5,477	12,413	10,293

Total costs and expenses	939,898	855,274	1,869,803	1,729,356

Operating Income	121,765	109,817	244,516	217,726
Interest expense, net	(14,025)	(16,343)	(27,344)	(34,710)
Discount on securitization of trade receivables	0	(1,485)	0	(3,100)
Losses on the extinguishment of debt	(1,221)	(2,011)	(4,162)	(2,011)
Other income (expense), net	852	(257)	242	948

Earnings before income taxes	107,371	89,721	213,252	178,853
Income taxes	(40,806)	(35,181)	(81,888)	(69,497)

Net Earnings	$66,565	$54,540	$131,364	$109,356

Net Earnings Per Common Share:
Basic earnings per share	$0.80	$0.67	$1.57	$1.34

Diluted earnings per share	$0.78	$0.65	$1.54	$1.31

Weighted Average Shares Outstanding:
Basic	83,704	81,764	83,580	81,646

Diluted	85,566	83,476	85,408	83,258

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) September 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$53,352	$47,001
Trade receivables, less allowances for doubtful accounts of $27,540 and $25,359 at September 30, 2010 and March 31, 2010, respectively (Notes 2 and 7)	520,676	186,804
Inventories, net	337,448	333,961
Deferred income tax asset, net	53,591	48,591
Prepaid expenses and other current assets	90,904	94,978

Total current assets	1,055,971	711,335

Plant and equipment at cost	3,845,332	3,774,208
Less accumulated depreciation	(1,416,895)	(1,346,212)

Plant and equipment, net	2,428,437	2,427,996

Goodwill	1,110,345	1,109,276
Other intangible assets, net	203,151	212,752
Other non-current assets	50,208	34,573

Total assets	$4,848,112	$4,495,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$152,127	$157,566
Accrued expenses and other current liabilities	346,547	307,822
Current portion of long-term debt	10,624	10,255

Total current liabilities	509,298	475,643

Long-term debt, excluding current portion (Notes 2 and 7)	1,666,918	1,499,384
Deferred income tax liability, net	676,257	652,389
Other non-current liabilities	67,927	72,972
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2010 and March 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,446 and 86,253 shares issued at September 30, 2010 and March 31, 2010, respectively	865	863
Capital in excess of par value	592,353	568,421
Retained earnings	1,424,808	1,332,759
Accumulated other comprehensive income	3,547	3,442
Treasury stock, 2,584 and 3,027 shares at cost at September 30, 2010 and March 31, 2010, respectively	(93,861)	(109,941)

Total stockholders’ equity	1,927,712	1,795,544

Total liabilities and stockholders’ equity	$4,848,112	$4,495,932

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$131,364	$109,356
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	110,479	104,230
Amortization	12,413	10,293
Deferred income taxes	19,650	30,641
Loss on sales of plant and equipment	1,149	1,890
Stock-based compensation expense	15,269	14,819
Losses on the extinguishment of debt	4,162	2,011
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables (Note 2)	(295,000)	(38,700)
Trade receivables, net	(38,251)	27,618
Inventories, net	(3,370)	42,830
Prepaid expenses and other current assets	5,787	1,767
Accounts payable, trade	(4,406)	(16,120)
Accrued expenses and other current liabilities	28,099	9,753
Other non-current assets	1,492	1,536
Other non-current liabilities	(5,394)	(2,154)

Net cash (used in) provided by operating activities	(16,557)	299,770

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(117,337)	(131,365)
Proceeds from sales of plant and equipment	6,448	5,695
Business acquisitions and holdback settlements	(6,936)	(3,993)
Other, net	(523)	(2,307)

Net cash used in investing activities	(118,348)	(131,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 2)	750,544	613,003
Repayment of debt	(595,319)	(765,688)
Financing costs	(8,009)	(2,588)
Premium paid on redemption of senior subordinated notes	(3,175)	(1,284)
Proceeds from the exercise of stock options	13,057	4,698
Stock issued for the Employee Stock Purchase Plan	7,374	7,759
Tax benefit realized from the exercise of stock options	4,286	2,721
Dividends paid to stockholders	(39,315)	(29,440)
Change in cash overdraft and other	11,813	(2,646)

Net cash provided by (used in) financing activities	141,256	(173,465)

Change in cash	$6,351	$(5,665)
Cash – Beginning of period	47,001	47,188

Cash – End of period	$53,352	$41,523

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

Prior Period Adjustments

Certain reclassifications were made to the Consolidated Statements of Earnings for the prior period, as well as the related notes, to conform to the current period presentation. These reclassifications resulted in increasing revenue and selling, distribution and administrative expenses and reducing cost of products sold (excluding depreciation). These reclassifications were the result of conforming the Company’s accounting policies in conjunction with its SAP implementation and were not material. Consolidated operating income and net earnings for the prior period were not impacted by the reclassifications.

(2) ACCOUNTING AND DISCLOSURE CHANGES

(a) Recently adopted accounting pronouncements

On April 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which affected the accounting treatment of its trade receivables securitization program. The Company currently participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at both September 30, 2010 and March 31, 2010. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at September 30, 2010. Additionally, new borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings as a result of the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

Prior to the adoption of ASU 2009-16, the funding transactions under the Securitization Agreement were accounted for as sales of trade receivables. The Company retained a subordinated interest in the trade receivables sold, which was recorded at the trade receivables’ previous carrying value. Subordinated retained interests of approximately $142 million, net of an allowance for doubtful accounts of $23 million, were included in trade receivables on the accompanying Consolidated Balance Sheet at March 31, 2010. Under the previous accounting treatment, management calculated the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the trade receivables, with changes in the fair value recognized as bad debt expense.

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

(3) ACQUISITIONS

Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Fiscal 2011

During the six months ended September 30, 2010, the Company purchased four businesses. A total of $4.1 million in cash was paid for these businesses, and an additional $2.8 million was paid for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. Transaction and other integration costs included in the Company’s fiscal 2011 results were insignificant. These businesses had aggregate historical annual sales of approximately $5 million. Net sales from current year acquisitions that are included in the Company’s fiscal 2011 results are $1.1 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The following table summarizes the fair values of the assets acquired and liabilities assumed related to fiscal 2011 acquisitions, as well as adjustments related to certain prior year acquisitions. Purchase price allocations are based on third-party valuations and management’s estimates. The purchase price allocations related to fiscal 2010 and 2011 acquisitions are substantially complete.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$743	$—	$743
Property and equipment	273	—	273
Goodwill	1,297	1	1,298
Other intangible assets	2,308	—	2,308
Current liabilities	2,315	323	2,638
Long-term liabilities	(324)	—	(324)

Total cash consideration	$6,612	$324	$6,936

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fair value of trade receivables acquired with fiscal 2011 acquisitions was $695 thousand, which approximated gross contractual amounts receivable. Goodwill associated with fiscal 2011 acquisitions was $1.8 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2011 acquisitions represent customer relationships and non-competition agreements and amounted to $1.6 million.

In connection with certain acquisitions that were completed prior to fiscal 2010, the Company is required to make future payments to sellers based on future earnings of the acquired businesses in excess of predetermined amounts. Contingent consideration paid during the six months ended September 30, 2010 was $566 thousand. Amounts payable under contingent payment terms continue through fiscal 2019 and are limited to approximately $8 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the six-month periods ended September 30, 2010 and 2009, as if fiscal 2011 and 2010 acquisitions had occurred on April 1, 2009. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the fair valuation of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2009 or of results that may occur in the future.

	Six Months Ended September 30,
(In thousands, except per share amounts)	2010	2009
Net sales	$2,115,761	$1,974,062
Net earnings	131,473	110,820
Diluted earnings per share	$1.54	$1.33

(4) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	September 30, 2010	March 31, 2010
Hardgoods	$236,671	$225,832
Gases	100,777	108,129

	$337,448	$333,961

Hardgoods inventories determined using the LIFO inventory method totaled $33 million at September 30, 2010 and $32 million at March 31, 2010. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $10.8 million higher at September 30, 2010 and $10.3 million higher at March 31, 2010. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of assets acquired and liabilities assumed from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the six months ended September 30, 2010 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2010	$922,718	$186,558	$1,109,276
Acquisitions (a)	1,297	1	1,298
Other adjustments, including foreign currency translation	(211)	(18)	(229)

Balance at September 30, 2010	$923,804	$186,541	$1,110,345

(a)	Includes current acquisitions and adjustments made to prior year acquisitions.

Other intangible assets amounted to $203 million and $213 million, net of accumulated amortization of $68 million and $56 million at September 30, 2010 and March 31, 2010, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2011 - $11.9 million; 2012 - $22.4 million; 2013 - $21.4 million; 2014 - $18.8 million; 2015 - $17.3 million; and $111.4 million thereafter.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	September 30, 2010	March 31, 2010
Accrued payroll and employee benefits	$101,299	$86,320
Business insurance reserves	45,348	42,414
Taxes other than income taxes	24,147	18,916
Cash overdraft	60,286	48,474
Deferred rental revenue	25,054	25,585
Accrued costs related to unsolicited takeover attempt (Note 17)	21,741	22,472
Other accrued expenses and current liabilities	68,672	63,641

	$346,547	$307,822

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.3 million at September 30, 2010 and $10.6 million at March 31, 2010, which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	September 30, 2010	March 31, 2010
Revolving credit borrowings - U.S.	$149,800	$198,500
Revolving credit borrowings - Multi-currency	43,231	31,514
Revolving credit borrowings - Canadian	—	10,333
Revolving credit borrowings - France	2,727	1,351
Trade receivables securitization	295,000	—
Term loans	—	307,500
Senior notes, net of discount	958,911	698,963
Senior subordinated notes	215,446	245,446
Acquisition and other notes	12,427	16,032

Total long-term debt	1,677,542	1,509,639
Less current portion of long-term debt	(10,624)	(10,255)

Long-term debt, excluding current portion	$1,666,918	$1,499,384

Senior Subordinated Note Redemption

During the three months ended September 30, 2010, the Company repurchased $5 million of its 7.125% senior subordinated notes maturing October 1, 2018 (the “2018 Notes”) at an average price of 110.5% of the principal, bringing total repurchases of the 2018 Notes for the six months ended September 30, 2010 to $30 million at an average price of 110.6% of the principal. Losses on the early extinguishment of debt related to the repurchase of the 2018 Notes were $0.6 million and $3.6 million for the three and six months ended September 30, 2010, respectively, and related to the redemption premiums and write-off of unamortized debt issuance costs.

Senior Credit Facility

On September 13, 2010, the Company entered into a new four-year $750 million revolving credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the revolving credit lines is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company’s then existing senior credit facility with an aggregate commitment of $1.7 billion (“the Prior Credit Facility”) was terminated and all obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the quarter ended September 30, 2010 related to the write-off of unamortized debt issuance costs.

As of September 30, 2010, the Company had $193 million of borrowings under the Credit Facility, including $150 million under the U.S. dollar revolver and $43 million under the multi-currency revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2010, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.25% and 2.81%, respectively.

The Company also maintains a committed revolving line of credit of up to €3.0 million (U.S. $4.1 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2010, French revolving credit borrowings were €2.0 million (U.S. $2.7 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of September 30, 2010, the effective interest rate on the French revolving credit borrowings was 2.70%. The maturity date of the French revolving line of credit is June 30, 2011.

At September 30, 2010, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below. As of September 30, 2010, $515 million remained unused under the Company’s Credit Facility.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2010, there were no advances outstanding under the agreement.

Senior Notes

On September 30, 2010, the Company issued $250 million of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount and yield 3.283%. The net proceeds from the sale of the 2015 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. Additionally, the Company has the option to redeem the 2015 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At September 30, 2010, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At September 30, 2010, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At September 30, 2010, the Company had $215 million of its 2018 Notes outstanding with a maturity date of October 1, 2018. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2010, acquisition and other notes totaled $12.4 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At September 30, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at September 30, 2010 was $295 million.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at September 30, 2010 are as follows:

(In thousands)	Debt Maturities (a)
September 30, 2011	$10,624
March 31, 2012	296,595
March 31, 2013	1,447
March 31, 2014	300,843
March 31, 2015	593,503
Thereafter	465,619

$1,668,631

(a)	Outstanding borrowings under the Securitization Agreement at September 30, 2010 are reflected as maturing at the agreement’s expiration in March 2012.

The 2013, 2014 and 2015 Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of discounts of $183 thousand, $384 thousand and $378 thousand, respectively, at September 30, 2010. The 2013 Notes also include additional carrying value of $9.9 million at September 30, 2010 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At September 30, 2010, the Company was party to a total of eight interest rate swap agreements with an aggregate notional amount of $425 million.

Cash Flow Hedges

The Company designates fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Securitization Agreement. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

During the six months ended September 30, 2010, four fixed interest rate swaps with an aggregate notional amount of $125 million matured. In connection with the refinancing of the Prior Credit Facility, the Company redesignated the hedging relationships of its remaining fixed interest rate swaps from the LIBOR-based interest payments under the Prior Credit Facility to the LIBOR-based interest payments under the Securitization Agreement. At September 30, 2010, the Company had three fixed interest rate swap agreements outstanding with a notional amount of $125 million. These swaps effectively convert $125 million of variable interest payments associated with the Company’s Securitization Agreement to fixed rate payments. At September 30, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 1.63% and receive

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

variable interest payments from the counterparties based on a weighted average variable rate of 0.27%. The remaining term of these swaps is three months. For the six months ended September 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $3.5 million, or $2.3 million after tax. For the six months ended September 30, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $5.9 million, or $3.9 million after tax.

The estimated net amount of existing losses recorded in AOCI on the interest rate swap agreements at September 30, 2010 that is expected to be reclassified into earnings within the next twelve months is $278 thousand, net of estimated tax benefits of $150 thousand. The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the six months ended September 30, 2010 and 2009.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010, with a notional amount of $100 million, maturing on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company incurred a loss of $2.6 million ($1.6 million after tax) which is reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. The estimated net amount of existing losses recorded in AOCI on the treasury rate lock agreement at September 30, 2010 that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At September 30, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.77% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2010, the fair value of the variable interest rate swaps increased by $10.2 million to an asset of $9.6 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $10.2 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain on the hedge for the six months ended September 30, 2010 was immaterial. At September 30, 2009, the Company had no outstanding variable interest rate swaps.

Tabular Disclosure

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

Fair Value of Derivatives Designated as Hedging Instruments

	September 30, 2010		March 31, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Fixed interest rate swaps	Other non-current liabilities	$(427)	Other non-current liabilities	$(3,962)
Variable interest rate swaps	Other non-current assets	$9,639	Other non-current liabilities	$(625)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain Recognized in OCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Six Months Ended September 30,
	2010	2009
Interest rate contracts	$947	$5,927
Tax expense	(280)	(2,074)

Net effect	$667	$3,853

(In thousands)
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash	Amount of Loss Reclassified from AOCI into Pre-tax Income Six Months Ended September 30,
Flow Hedging Relationships	2010	2009
Interest expense, net	$3,556	$7,892

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income Six Months Ended September 30,
Derivatives in Fair Value Hedging Relationships
Change in fair value of variable interest rate swaps	Interest expense, net	$10,264
Change in carrying value of 2013 Notes	Interest expense, net	(10,248)

Net effect	Interest expense, net	$16

(9) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and March 31, 2010 are categorized in the tables below based on the lowest level of significant input to the valuation.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)	Balance at September 30, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$8,220	$8,220	$—	$—
Derivative assets - variable interest rate swap agreements	9,639	—	9,639	—

Total assets measured at fair value on a recurring basis	$17,859	$8,220	$9,639	$—

Liabilities:
Deferred compensation plan liabilities	$8,220	$8,220	$—	$—
Derivative liabilities - fixed interest rate swap agreements	427	—	427	—

Total liabilities measured at fair value on a recurring basis	$8,647	$8,220	$427	$—

(In thousands)	Balance at March 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivables securitization	$142,310	$—	$—	$142,310
Deferred compensation plan assets	7,596	7,596	—	—

Total assets measured at fair value on a recurring basis	$149,906	$7,596	$—	$142,310

Liabilities:
Deferred compensation plan liabilities	$7,596	$7,596	$—	$—
Derivative liabilities - fixed interest rate swap agreements	3,962	—	3,962	—
Derivative liabilities - variable interest rate swap agreements	625	—	625	—

Total liabilities measured at fair value on a recurring basis	$12,183	$7,596	$4,587	$—

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

Derivative liabilities and assets — interest rate swap agreements — The Company has both fixed and variable interest rate swap agreements, all with highly rated counterparties. The fixed interest rate swaps are designated as cash flow hedges and effectively convert portions of the Company’s variable rate debt to fixed rate debt. The Company’s variable interest rate swaps are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within “Other non-current assets” and “Other non-current liabilities” on the Consolidated Balance Sheets. See Note 8 for additional derivatives disclosures.

The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below were estimated based on observable forward yield curves and unobservable credit

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate. The fair value of the securitized receivables approximate carrying value.

(In thousands)	Carrying Value at September 30, 2010	Fair Value at September 30, 2010	Carrying Value at March 31, 2010	Fair Value at March 31, 2010
Revolving credit borrowings	$195,758	$195,758	$241,698	$239,281
Term loans	—	—	307,500	304,425
2013 Notes	309,673	315,371	299,395	299,126
2014 Notes	399,616	426,194	399,568	412,542
2015 Notes	249,622	250,938	—	—
2018 Notes	215,446	238,201	245,446	269,706
Trade Receivables Securitization	295,000	295,000	—	—
Acquisition and other notes	12,427	13,127	16,032	16,814

Total debt	$1,677,542	$1,734,589	$1,509,639	$1,541,894

(10) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2010	86,253	3,027
Common stock issuance (a)	193	—
Reissuance of treasury stock for stock option exercises	—	(443)

Balance at September 30, 2010	86,446	2,584

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2010	$863	$568,421	$1,332,759	$3,442	$(109,941)	$1,795,544
Comprehensive income:
Net earnings			131,364			131,364
Foreign currency translation adjustments				(562)		(562)
Unamortized treasury rate lock losses				(2,587)		(2,587)
Net change in fair value of fixed interest rate swap agreements				3,534		3,534
Net tax expense of comprehensive income items				(280)		(280)

Total comprehensive income						131,469 (d)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	2	4,349			16,080	20,431
Tax benefit from stock option exercises		4,286				4,286
Dividends paid on common stock ($0.47 per share)			(39,315)			(39,315)
Stock-based compensation (c)		15,297				15,297

Balance at September 30, 2010	$865	$592,353	$1,424,808	$3,547	$(93,861)	$1,927,712

(a)	Issuance of common stock for purchases through the employee stock purchase plan.
(b)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the employee stock purchase plan.
(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(d)

The Company’s comprehensive income was $131 million and $121 million for the six months ended September 30, 2010 and September 30, 2009, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, unamortized treasury rate lock losses, the net change in the fair value of fixed interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate contracts only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of fixed interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties. The table below presents the gross and net changes in and the balances within each component of “Accumulated other comprehensive income” for the six months ended September 30, 2010.

(In thousands)	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreements	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income
Balance March 31, 2010	$6,099	$—	$(2,657)	$3,442
Foreign currency translation adjustments	(562)			(562)
Unamortized treasury rate lock losses		(2,587)		(2,587)
Change in fair value of fixed interest rate swap agreements			7,090	7,090
Reclassification adjustments to income			(3,556)	(3,556)

Net change in fair value of fixed interest rate swap agreements			3,534	3,534
Net tax expense of comprehensive income items		957	(1,237)	(280)

Net change after tax of comprehensive income items	(562)	(1,630)	2,297	105

Balance September 30, 2010	$5,537	$(1,630)	$(360)	$3,547

(11) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Stock-based compensation expense related to:
Stock option plans	$4,131	$3,333	$12,920	$11,665
Employee stock purchase plan - options to purchase stock	869	1,573	2,349	3,154

	5,000	4,906	15,269	14,819
Tax benefit	(1,852)	(1,371)	(5,297)	(4,644)

Stock-based compensation expense, net of tax	$3,148	$3,535	$9,972	$10,175

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2010 and 2009 was $22.75 and $14.45, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the six months ended September 30, 2010:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	6,707	$36.15
Granted	986	$62.50
Exercised	(443)	$29.49
Forfeited	(45)	$49.39

Outstanding at September 30, 2010	7,205	$40.08

Vested or expected to vest at September 30, 2010	6,983	$39.59

Exercisable at September 30, 2010	4,515	$32.43

A total of 2.9 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 EIP”) at September 30, 2010.

As of September 30, 2010, $38.3 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years. Under the terms of the 2006 EIP, certain change of control provisions described in the plan document, including a change in the composition of the majority of the Board over a period of 24 months or less, would result in the acceleration of vesting on all stock options outstanding under the 2006 EIP. The acceleration of vesting on stock options requires that all unamortized non-cash compensation expense associated with these options be recognized in the period of acceleration.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP was authorized to issue up to 3.5 million shares of Company common stock, of which 250 thousand shares were available for issuance at September 30, 2010. As approved by the Company’s stockholders, an additional 2.0 million shares were added to the ESPP in October 2010.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.10 and $12.52 for the six months ended September 30, 2010 and 2009, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the six months ended September 30, 2010:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	122	$28.53
Granted	291	$52.73
Exercised	(193)	$38.11

Outstanding at September 30, 2010	220	$52.14

(12) EARNINGS PER SHARE

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.4 million and 3.2 million outstanding stock options that were anti-dilutive for the three months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009, there were approximately 1.2 million and 3.3 million outstanding stock options that were anti-dilutive, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic	83,704	81,764	83,580	81,646
Incremental shares from assumed exercises of stock options and options under the ESPP	1,862	1,712	1,828	1,612

Diluted	85,566	83,476	85,408	83,258

(13) COMMITMENTS AND CONTINGENCIES

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

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend against them vigorously. A five-day trial in the actions brought by Air Products and the shareholder plaintiffs was held from October 4 to 8, 2010 and no decision has been rendered.

As disclosed in Note 17 — Unsolicited Takeover Attempt, the Company has incurred substantial legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation through September 30, 2010. A significant portion of these fees and other costs represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with the unsolicited takeover attempt and the related litigation.

(14) SUMMARY BY BUSINESS SEGMENT

Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and six months ended September 30, 2010 and 2009. Corporate operating expenses are generally allocated to each business segment based on sales dollars. However, the legal and professional fees incurred as a result of Air Products’ unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Eliminations and Other” columns below:

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
(In thousands)	Distribution	All Other Ops.	Elimations and Other	Total	Distribution	All Other Ops.	Elimations	Total
Gas and rent	$562,970	$123,780	$(8,084)	$678,666	$523,864	$110,134	$(6,771)	$627,227
Hardgoods	381,315	1,688	(6)	382,997	336,404	1,465	(5)	337,864

Total net sales	944,285	125,468	(8,090)	1,061,663	860,268	111,599	(6,776)	965,091
Cost of products sold (excluding depreciation)	419,924	64,338	(8,090)	476,172	375,254	56,658	(6,776)	425,136
Selling, distribution and administrative expenses	361,723	34,891	—	396,614	339,357	32,657	—	372,014
Cost related to unsolicited takeover attempt	—	—	4,687	4,687	—	—	—	—
Depreciation	52,287	3,927	—	56,214	48,933	3,714	—	52,647
Amortization	5,049	1,162	—	6,211	4,336	1,141	—	5,477

Operating income	$105,302	$21,150	$(4,687)	$121,765	$92,388	$17,429	$—	$109,817

	Six Months Ended September 30, 2010				Six Months Ended September 30, 2009
(In thousands)	Distribution	All Other Ops.	Elimations and Other	Total	Distribution	All Other Ops.	Elimations	Total
Gas and rent	$1,119,417	$250,692	$(15,628)	$1,354,481	$1,056,846	$221,462	$(12,391)	$1,265,917
Hardgoods	756,708	3,141	(11)	759,838	678,013	3,161	(9)	681,165

Total net sales	1,876,125	253,833	(15,639)	2,114,319	1,734,859	224,623	(12,400)	1,947,082
Cost of products sold (excluding depreciation)	834,362	132,551	(15,639)	951,274	759,544	116,931	(12,400)	864,075
Selling, distribution and administrative expenses	719,608	67,555	—	787,163	687,740	63,018	—	750,758
Cost related to unsolicited takeover attempt	—	—	8,474	8,474	—	—	—	—
Depreciation	102,920	7,559	—	110,479	96,860	7,370	—	104,230
Amortization	10,089	2,324	—	12,413	8,579	1,714	—	10,293

Operating income	$209,146	$43,844	$(8,474)	$244,516	$182,136	$35,590	$—	$217,726

(15) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Six Months Ended September 30,
(In thousands)	2010	2009
Interest paid	$27,955	$38,942
Discount on securitization	—	3,100
Income taxes (net of refunds) (a)	31,318	23,083

(a)	During the six months ended September 30, 2010 and 2009, the Company applied for and received federal income tax refunds of $26 million and $10 million, respectively.

Significant Non-cash Investing and Financing Transactions

During the six months ended September 30, 2010 and 2009, the Company purchased $2.3 million and $1.5 million, respectively, of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(16) BENEFIT PLANS

Historically, the Company has participated in a number of multi-employer pension plans (“MEPP”) providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

In connection with the renewal of certain CBAs, the Company negotiated its withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates, and continued participation by the Company and other employers in the MEPP. During the six months ended September 30, 2010, the Company negotiated the withdrawal from MEPPs under two CBAs. The Company recognized charges related to the withdrawal from these plans of $1.4 million and $4.6 million for the three and six months ended September 30, 2010, respectively. The Company recognized charges related to the withdrawal from these plans of $1.7 million for the three and six months ended September 30, 2009. MEPP withdrawal liabilities amounted to $17.1 million at September 30, 2010 and $12.9 million at March 31, 2010. These estimates are subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability.

Over the remainder of fiscal 2011 and fiscal 2012, the Company intends to negotiate its withdrawal from the MEPPs provided for in its three remaining CBAs that provide for such plans. These CBAs cover approximately 30 employees and, assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $3 million as of September 30, 2010. Though the most recent plan data available from the remaining MEPPs was used in computing this estimate, it is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining CBAs.

(17) UNSOLICITED TAKEOVER ATTEMPT

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were voted in favor of the By-Law amendments proposed by Air Products. Airgas and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, is invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, Chancellor Chandler of the Delaware Court of Chancery ruled that the By-Law amendment is valid. Airgas and the directors involved have appealed that ruling to the Supreme Court of Delaware. Since February 2010, the Company has incurred $31.9 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation, of which $4.7 million and $8.5 million were recognized during the three and six months ended September 30, 2010, respectively. The majority of the prior year costs represented up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation.

(18) SUBSEQUENT EVENT

On November 2, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.25 per share. The dividend is payable December 31, 2010 to stockholders of record as of December 15, 2010.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2010 (“current quarter”) of $1.06 billion compared to $965 million for the quarter ended September 30, 2009 (“prior year quarter”), an increase of 10%. Total same-store sales increased 9%, with hardgoods up 12% and gas and rent up 7%. Acquisitions contributed 1% sales growth over the prior year quarter. The same-store sales growth for the current quarter was principally volume related, with sales volumes up 6% and pricing up 3%. The increase in sales volumes reflects improvement in most of the Company’s geographies and customer segments, with the greatest strength in manufacturing, while the increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010. Net sales for the current quarter increased 1% sequentially from the quarter ended June 30, 2010 on the same number of selling days. Both hardgoods and gas and rent sales improved sequentially, with hardgoods sales outpacing gas and rent as expected during an industrial economic recovery.

The Company’s operating income margin increased 10 basis points to 11.5% in the current quarter compared to 11.4% in the prior year quarter. The increase in the current quarter’s operating income margin was driven by operating leverage on sales growth offset by $4.7 million in costs related to an unsolicited takeover attempt and $5.1 million of incremental costs associated with the rollout of a new enterprise information system. Costs related to the unsolicited takeover attempt reduced the current quarter’s operating income margin by 40 basis points, while the incremental implementation costs for the new enterprise information system reduced the current quarter’s operating income margin by an additional 50 basis points. Operating income in both the current and prior year quarters reflected charges related to the Company’s withdrawal from some of its multi-employer pension plans (“MEPPs”) of $1.4 million in the current quarter and $1.7 million in the prior year quarter.

Unsolicited Takeover Attempt

In February 2010, Air Products and Chemicals, Inc. (“Air Products”) made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were cast in favor of certain By-Law amendments proposed by Air Products. On September 15, 2010, the Company and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, is invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, Chancellor Chandler ruled that the By-Law amendment is valid. Airgas and the directors involved have appealed that ruling to the Supreme Court of Delaware.

During the three and six months ended September 30, 2010, the Company incurred $4.7 million ($3.0 million after tax) or $0.03 per diluted share and $8.5 million ($5.3 million after tax) or $0.06 per diluted share, respectively, of legal and professional fees and other costs and charges related to Air Products’ unsolicited takeover attempt and the related litigation. The Company expects to incur additional fees and other costs and charges in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation. Additionally, if an annual meeting is held on January 18, 2011, Air Products has stated publicly its intent to nominate additional candidates for election to the Airgas Board of Directors. If the individuals nominated by Air Products were to be elected to Airgas’ Board of Directors, the change in the composition of the Airgas Board of Directors would constitute a “change in control” under the terms of Airgas’ Amended and Restated 2006 Equity Incentive Plan (the “2006 EIP”). Such an event would trigger a substantial charge to earnings as a result of accelerated vesting of all unvested equity compensation previously awarded under the 2006 EIP. The acceleration of vesting on stock options requires that all unamortized non-cash compensation expense associated with these options be recognized in the period of acceleration. As of September 30, 2010, the Company had $38.3 million of unrecognized non-cash compensation expense related to unvested stock options.

Enterprise Information System

On July 5, 2010, the Company began its phased, multi-year rollout of its highly-customized SAP enterprise information system (“SAP”), whereby business units will implement the new system in succession, with the successful conversion of its Safety telesales and hardgoods infrastructure businesses to SAP. The Company continues to prepare for the implementation of SAP in the remainder of its business units. During the three-month periods ended September 30, 2010 and 2009, the Company incurred total costs related to its SAP implementation of $6.5 million and $1.4 million, respectively, resulting in $5.1 million ($3.2 million after tax) or $0.04 per diluted share in incremental costs for the current quarter. The incremental SAP costs for the current quarter primarily reflect the post-implementation monitoring, training and operating activities following the rollout of SAP for the Company’s Safety telesales and hardgoods infrastructure business units. During the six-month periods ended September 30, 2010 and 2009, the Company incurred total costs related to its SAP implementation of $10.1 million and $3.6 million, resulting in $6.5 million ($4.0 million after tax) or $0.05 per diluted share in incremental costs for the year-to-date period ended September 30, 2010. The incremental SAP costs for the six months ended September 30, 2010 primarily reflect the aforementioned monitoring, training and operating activities as well as conversion costs.

On August 31, 2010, the Company announced that it has quantified the economic benefits expected to be achieved through its implementation of SAP in the key areas of accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. Upon full implementation, the Company expects these areas alone to yield an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis. Further economic benefits are expected to be identified as the implementation progresses. Through September 30, 2010, the Company has incurred capital expenditures of $68.8 million related to the project.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefits levels and continued participation by other employers in the MEPP. The computation of the Company’s portion of a plan’s unfunded obligation may take up to 24 months for the pension plan administrators to prepare. As a result, the Company has recorded estimated liabilities for these withdrawals based on the latest information available to the Company from the plans. During the current quarter, the Company received revised estimated withdrawal liabilities from two plan administrators which resulted in additional charges of $1.4 million ($0.9 million after tax) or $0.01 per diluted share. The current quarter charges bring MEPP withdrawal costs for the six months ended September 30, 2010 to $4.6 million ($2.8 million after tax) or $0.03 per diluted share. In connection with the renewal of certain labor contracts during the prior year, the Company recognized MEPP withdrawal charges of $1.7 million ($1.0 million after tax) or $0.01 per diluted share for both the three and six month periods ended September 30, 2009. These charges were reflected in selling, distribution and administrative expenses.

Over the remainder of fiscal 2011 and fiscal 2012, the Company intends to negotiate its withdrawal from the three remaining CBAs that provide for MEPPs that cover approximately 30 employees.

Financing

On September 13, 2010, the Company entered into a new four-year $750 million revolving credit facility (the “Credit Facility”). The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

In connection with the entry into the Credit Facility, the Company terminated its $1.7 billion credit facility (the “Prior Credit Facility”), which was scheduled to mature on July 25, 2011. All obligations outstanding under the Prior Credit Facility were repaid using proceeds of the Credit Facility and other funds. As a result of the early termination of the Prior Credit Facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs.

On September 30, 2010, the Company issued $250 million of 3.25% senior notes due October 1, 2015 (the “2015 Notes”). The net proceeds from the offering were used to repay debt under the Company’s Credit Facility.

Additionally, during the current quarter, the Company repurchased $5 million of its original $400 million 7.125% senior subordinated notes that are due on October 1, 2018 (the “2018 Notes”) at an average price of 110.5% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized a loss on the early extinguishment of debt of $0.6 million. The loss reflected the redemption premium as well as the write-off of associated unamortized debt issuance costs. For the three and six months ended September 30, 2010, the Company recognized $1.2 million and $4.2 million, respectively, of losses on the extinguishment of debt. In connection with the prior year quarter’s repurchase of $58 million of the 2018 Notes, the Company recognized a loss on the early extinguishment of debt of $2.0 million ($1.3 million after tax) or $0.02 per diluted share. The loss related to the redemption premium and the write-off of unamortized debt issuance costs.

Trade Receivables Securitization

The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the Securitization Agreement is $295 million. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its Securitization Agreement. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the agreement and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at September 30, 2010. New borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings under the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

Earnings per Diluted Share

Net earnings per diluted share rose 20% to $0.78 in the current quarter versus $0.65 in the prior year quarter. Net earnings per diluted share in the current quarter include $0.03 per diluted share in costs related to the unsolicited takeover attempt, $0.04 per diluted share of incremental costs associated with the rollout of a new enterprise information system, $0.01 per diluted share in MEPP withdrawal charges and $0.01 per diluted share of losses on the early extinguishment of debt. Net earnings per diluted share in the prior year quarter include $0.01 per diluted share in MEPP withdrawal charges and $0.02 per diluted share of losses on the early extinguishment of debt.

Looking Forward

Looking forward, the Company expects earnings per diluted share for the third quarter ending December 31, 2010 in the range of $0.76 to $0.80. The earnings per diluted share range for the third quarter of fiscal 2011 includes an estimated $0.01 per diluted share of incremental expense associated with the Company’s SAP implementation. Earnings per diluted share of $0.56 for the third quarter of fiscal 2010 included an aggregate of $0.09 per diluted share of debt extinguishment and MEPP withdrawal charges. For the full fiscal year 2011, the Company expects earnings per diluted share in the range of $3.10 to $3.20, which includes $0.11 per diluted share of incremental expense associated with its SAP implementation as well as the impact of the following charges recorded during the six months ended September 30, 2010: $0.06 per diluted share in costs related to the unsolicited takeover attempt; $0.03 per diluted share in MEPP withdrawal charges; and $0.03 per diluted share of losses related to the early extinguishment of debt. Earnings per diluted share of $2.34 for the full fiscal year 2010 included an aggregate of $0.34 per diluted share of costs and charges related to the unsolicited takeover attempt, debt extinguishment and MEPP withdrawal charges, and a non-recurring tax benefit. Additional costs associated with potential future debt extinguishment charges, MEPP withdrawal charges, and costs and charges related to the unsolicited takeover attempt have not been factored into the third quarter and fiscal 2011 guidance.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 10% to $1.06 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 9% and incremental sales of 1% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 12%. Same-store sales were driven by increased volumes of 6% and price of 3%. Higher sales volumes for the current quarter reflect improvement in most of the Company’s geographies and customer segments, with the greatest strength in manufacturing, while the increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 10% on a same-store sales basis as compared to the prior year quarter, which was slightly stronger than the overall same-store sales increase of 9%.

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

Net Sales	Three Months Ended September 30,		Increase
(In thousands)	2010	2009
Distribution	$944,285	$860,268	$84,017	10%
All Other Operations	125,468	111,599	13,869	12%
Intercompany eliminations	(8,090)	(6,776)	(1,314)

	$1,061,663	$965,091	$96,572	10%

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

Distribution business segment sales increased 10% compared to the prior year quarter with an increase in same-store sales of 8% and incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 6% with volumes up 3% and pricing up 3%. Hardgoods same-store sales increased 12% with volumes up 9% and pricing up 3%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 price increase. Distribution business segment sales increased 1% sequentially from the prior quarter. Both hardgoods and gas and rent sales improved sequentially, with hardgoods sales growth rate outpacing gas and rent.

Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 9% from the prior year quarter. Among strategic gas products, bulk gas sales were up 12% as bulk sales to industrial manufacturing and petrochemical customers continued to recover, and bulk nitrogen for food-freezing applications continued to show strength. Sales of medical gases were up 4% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 10% driven primarily by higher volumes and increased demand for core specialty gases, including further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures, as well as improving conditions in petrochemical markets.

Contributing to the rise in Distribution hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 13% in the current quarter, comparing favorably to the overall hardgoods same-store sales increase of 12% and reflecting broad-based increases that were most pronounced in the manufacturing customer base. The Company’s Radnor® private-label line was also up 12% for the current quarter, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 5% for the current quarter as compared to the prior year quarter. Revenues from the Company’s rental welder business experienced a 7% decline in same-store sales during the current quarter as compared to the prior year quarter, primarily as a result of continued weakness in non-residential construction.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 12% in total and on a same-store basis compared to the prior year quarter. The sales increase was driven by higher pricing for certain refrigerants, higher pricing and volumes for ammonia used in DeNOx applications and chemicals processing, and new customer signings for the liquid carbon dioxide business.

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

Consolidated gross profits (excluding depreciation) increased 8% compared to the prior year quarter, principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 80 basis points to 55.1% compared to 55.9% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the expected sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

Gross Profits (ex. Depr.)	Three Months Ended September 30,		Increase
(In thousands)	2010	2009
Distribution	$524,361	$485,014	$39,347	8%
All Other Operations	61,130	54,941	6,189	11%

	$585,491	$539,955	$45,536	8%

The Distribution business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.5% versus 56.4% in the prior year quarter, a decrease of 90 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 130 basis points to 59.6% in the current quarter as compared to 60.9% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to the prior year quarter, primarily as a result of increased refrigerants and liquid carbon dioxide sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 50 basis points to 48.7% in the current quarter from 49.2% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $25 million, or 7%, in the current quarter as compared to the prior year quarter. The increase reflects approximately $5 million of incremental operating costs associated with acquired businesses and $5.1 million in incremental costs associated with the SAP implementation. The remaining $15 million increase in operating costs is primarily the result of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs. SD&A expenses also reflected charges related to the Company’s withdrawal from some of its MEPPs of $1.4 million in the current quarter and $1.7 million in the prior year quarter. As a percentage of net sales, SD&A expense decreased 110 basis points to 37.4% compared to 38.5% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

During the current quarter, the Company incurred $4.7 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation.

Depreciation expense of $56 million increased approximately $3 million, or 7%, in the current quarter as compared to $53 million in the prior year quarter. The increase primarily reflects capital investments in revenue generating assets to support customer demand, such as cylinders and bulk tanks, and the SAP enterprise information system partially offset by lower overall capital expenditures for the current quarter as compared to the prior year quarter. Amortization expense of $6 million in the current quarter increased slightly as compared to the prior year quarter’s amortization expense of $5 million.

Operating Income

Consolidated operating income of $122 million increased 11% in the current quarter driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt, higher variable costs associated with sales growth and incremental SAP implementation costs. The consolidated operating income margin increased slightly to 11.5% from 11.4% in the prior year quarter. The legal and professional fees and other costs related to the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected as a separate line item in the table below.

Operating Income	Three Months Ended September 30,		Increase
(In thousands)	2010	2009
Distribution	$105,302	$92,388	$12,914	14%
All Other Operations	21,150	17,429	3,721	21%
Costs related to unsolicited takeover attempt	(4,687)	—	(4,687)

	$121,765	$109,817	$11,948	11%

Operating income in the Distribution business segment increased 14% in the current quarter. The Distribution business segment’s operating income margin increased 50 basis points to 11.2% compared to 10.7% in the prior year quarter. The operating margin increase was driven by operating leverage on sales growth in the current quarter which more than offset higher variable costs associated with sales growth and incremental SAP implementation costs.

Operating income in the All Other Operations business segment increased 21% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 16.9% was 130 basis points higher than the operating income margin of 15.6% in the prior year quarter. The increase in operating margin was driven primarily by operating leverage on sales growth in the refrigerants and carbon dioxide businesses which more than offset the impact of gross margin compression in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, totaled $14 million in the current quarter, representing a decrease of $4 million, or 21%, compared to interest expense, net, and the discount on securitization of trade receivables the prior year quarter. As a result of a change in accounting treatment effective April 1, 2010 related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net (including the discount on securitization of trade receivables in the prior year quarter) resulted from lower average debt balances in the current quarter as well as lower average interest rates as compared to aggregate debt and trade receivables securitization balances and average interest rates in the prior year quarter.

Losses on the Extinguishment of Debt

As a result of the early termination of the Prior Credit Facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the current quarter. Additionally, the Company repurchased $5 million of its 2018 Notes at an average price of 110.5% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized a loss on the early extinguishment of debt of $0.6 million during the current quarter. The loss reflected the redemption premium as well as the write-off of associated unamortized debt issuance costs. The Company recognized a total of $1.2 million of losses on the extinguishment of debt for the current quarter. During the prior year quarter, the Company recognized $2.0 million of losses on the extinguishment of debt.

Income Tax Expense

The effective income tax rate was 38.0% of pre-tax earnings in the current quarter compared to 39.2% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2011 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $67 million, or $0.78 per diluted share, compared to $55 million, or $0.65 per diluted share, in the prior year quarter. The current quarter’s net earnings include costs related to the unsolicited takeover attempt of $4.7 million ($3.0 million after tax) or $0.03 per diluted share, $5.1 million ($3.2 million after tax) or $0.04 per diluted share of incremental costs associated with the SAP implementation, charges related to withdrawals from MEPPs of $1.4 million ($0.9 million after tax) or $0.01 per diluted share and losses related to the early extinguishment of debt of $1.2 million ($0.8 million after tax) or $0.01 per diluted share. The prior year quarter’s net earnings include charges related to withdrawals from MEPPs of $1.7 million ($1.0 million after tax) or $0.01 per diluted share and losses related to the early extinguishment of debt of $2.0 million ($1.3 million after tax) or $0.02 per diluted share.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 9% to $2.1 billion for the six months ended September 30, 2010 (“current period”) compared to the six months ended September 30, 2009 (“prior year period”), driven by same-store sales growth of 7% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 6% and hardgoods increased 10%. Same-store sales were driven by increased volumes of 5% and price of 2%. Higher sales volumes for the current period reflect improvement in most of the Company’s geographies and customer segments, with the greatest strength in manufacturing, while the increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010. Strategic products account for more than 40% of net sales. For the current period, sales of strategic products increased 9% on a same-store sales basis as compared to the prior year period, which was stronger than the overall same-store sales increase of 7%.

Net Sales	Six Months Ended September 30,		Increase
(In thousands)	2010	2009
Distribution	$1,876,125	$1,734,859	$141,266	8%
All Other Operations	253,833	224,623	29,210	13%
Intercompany eliminations	(15,639)	(12,400)	(3,239)

	$2,114,319	$1,947,082	$167,237	9%

Distribution business segment sales increased 8% compared to the prior year period with an increase in same-store sales of 7% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 4% with volumes up 2% and pricing up 2%. Hardgoods same-store sales increased 10% with volumes up 8% and pricing up 2%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 price increase.

Sales of strategic gas products sold through the Distribution business segment in the current period increased 8% from the prior year period. Among strategic gas products, bulk gas sales were up 10% as bulk sales to industrial manufacturing and petrochemical customers continued to recover, and bulk nitrogen for food-freezing applications continued to show strength supported by the Company’s launch of the FreezeRight® line of cryogenic freezers. Sales of medical gases were up 4% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 8% driven primarily by higher volumes and increased demand for core specialty gases, including further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures, as well as improving conditions in petrochemical markets.

Contributing to the rise in Distribution hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 14% in the current period, comparing favorably to the overall hardgoods same-store sales increase of 10% and reflecting broad-based increases that were most pronounced in the manufacturing customer base. The Company’s Radnor® private-label line was also up 12% for the current period, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 3% for the current period as compared to the prior year period. Revenues from the Company’s rental welder business experienced a 10% decline in same-store sales during the current period as compared to the prior year period, primarily as a result of continued weakness in non-residential construction.

The All Other Operations business segment sales increased 13% in total and on a same-store basis compared to the prior year period. The sales increase was driven by higher pricing and volumes for certain products in the refrigerants business, higher pricing and volumes for ammonia used in DeNOx applications and chemicals processing, and new customer signings for the liquid carbon dioxide business.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) increased 7% principally due to the same-store sales increase for the current period. The consolidated gross profit margin (excluding depreciation) in the current period declined 60 basis points to 55.0% compared to 55.6% in the prior year period. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the expected sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

Gross Profits (ex. Depr.)	Six Months Ended September 30,		Increase
(In thousands)	2010	2009
Distribution	$1,041,763	$975,315	$66,448	7%
All Other Operations	121,282	107,692	13,590	13%

	$1,163,045	$1,083,007	$80,038	7%

The Distribution business segment’s gross profits (excluding depreciation) increased 7% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.5% versus 56.2% in the prior year period, a decrease of 70 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 120 basis points to 59.7% in the current period as compared to 60.9% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 13% compared to the prior year period, primarily as a result of increased refrigerants and liquid carbon dioxide sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 10 basis points to 47.8% in the current period from 47.9% in the prior year period. The slight decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing offset by margin expansion in the refrigerants business.

Operating Expenses

SD&A expenses increased $36 million, or 5%, in the current period as compared to the prior year period. The increase reflects approximately $9 million of incremental operating costs associated with acquired businesses, $6.5 million in incremental costs associated with the SAP implementation and $2.9 million in incremental MEPP withdrawal charges. The remaining $18 million increase in operating costs is primarily the result of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs. As a percentage of net sales, SD&A expense decreased 140 basis points to 37.2% compared to 38.6% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

During the current period, the Company incurred $8.5 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation.

Depreciation expense of $110 million increased $6 million, or 6%, in the current period as compared to $104 million in the prior year period. The increase primarily reflects capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and the SAP enterprise information system, partially offset by lower overall capital expenditures for the current period as compared to the prior year period. Amortization expense of $12 million in the current period increased slightly as compared to the prior year period’s amortization expense of $10 million.

Operating Income

Consolidated operating income of $245 million increased 12% in the current period driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt, higher variable costs associated with sales growth, SAP implementation costs and MEPP withdrawal charges. The consolidated operating income margin increased to 11.6% from 11.2% in the prior year period. The legal and professional fees and other costs related to the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected as a separate line item in the table below.

Operating Income	Six Months Ended September 30,
(In thousands)	2010	2009	Increase
Distribution	$209,146	$182,136	$27,010	15%
All Other Operations	43,844	35,590	8,254	23%
Costs related to unsolicited takeover attempt	(8,474)	—	(8,474)

	$244,516	$217,726	$26,790	12%

Operating income in the Distribution business segment increased 15% in the current period. The Distribution business segment’s operating income margin increased 60 basis points to 11.1% compared to 10.5% in the prior year period. The operating margin increase was driven by operating leverage on sales growth in the current period which more than offset higher variable costs associated with sales growth, SAP implementation costs and MEPP withdrawal charges.

Operating income in the All Other Operations business segment increased 23% compared to the prior year period. The All Other Operations business segment’s operating income margin of 17.3% was 150 basis points higher than the operating income margin of 15.8% in the prior year period. The increase in operating margin was driven primarily by operating leverage on sales growth in the refrigerants and carbon dioxide businesses which more than offset the impact of gross margin compression in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, was $27 million in the current period, representing a decrease of approximately $11 million, or 28%, compared to interest expense, net, and the discount on securitization of trade receivables in the prior year period. As a result of a change in accounting treatment effective April 1, 2010 related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net (including the discount on securitization of trade receivables in the prior year period) resulted from lower average debt balances in the current period as well as lower average interest rates as compared to aggregate debt and trade receivables securitization balances and average interest rates in the prior year period.

Losses on the Extinguishment of Debt

As a result of the early termination of the Prior Credit Facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the current period. Additionally, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million during the current period. The losses reflected the redemption premiums as well as the write-off of the associated unamortized debt issuance costs. The Company recognized a total of $4.2 million of losses on the extinguishment of debt for the current period. For the prior year period, the Company recognized $2.0 million of losses on the extinguishment of debt.

Income Tax Expense

The effective income tax rate was 38.4% of pre-tax earnings in the current period compared to 38.9% in the prior year period. The Company expects the overall effective tax rate for fiscal 2011 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $131 million, or $1.54 per diluted share, compared to $109 million, or $1.31 per diluted share, in the prior year period. The current period’s net earnings include costs related to the unsolicited takeover attempt of $8.5 million ($5.3 million after tax) or $0.06 per diluted share, incremental SAP implementation costs of $6.5 million ($4.0 million after tax) or $0.05 per diluted share, charges related to withdrawals from MEPPs of $4.6 million ($2.8 million after tax) or $0.03 per diluted share and losses related to the early extinguishment of debt of $4.2 million ($2.6 million after tax) or $0.03 per diluted share. The prior year period’s net earnings include charges related to withdrawals from MEPPs of $1.7 million ($1.0 million after tax) or $0.01 per diluted share and losses related to the early extinguishment of debt of $2.0 million ($1.3 million after tax) or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was $17 million for the six months ended September 30, 2010, compared to net cash provided by operating activities of $300 million in the prior year period. The use of cash in operating activities during the six months ended September 30, 2010 was driven by the new accounting treatment for the Company’s Securitization Agreement, which resulted in a $295 million use of cash in operating activities and a corresponding source of cash in financing activities in the current period. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its trade receivables securitization program. Under the new guidance, proceeds received under the securitization are treated as secured borrowings, which are classified as a financing activity on the Consolidated Statement of Cash Flows, whereas previously they were treated as proceeds from the sale of trade receivables, which were classified as an operating activity on the Consolidated Statement of Cash Flows. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt at September 30, 2010. Accordingly, $295 million in new borrowings under the Securitization Agreement were classified as sources of cash under financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. Additionally, the $295 million increase in trade receivables was classified as a use of cash from operating activities.

The Company’s underlying business activities generated strong operating cash flows during the six months ended September 30, 2010. Net earnings adjusted for non-cash and non-operating items provided cash of $294 million versus $273 million in the prior year. Adjusted cash from operations, which essentially removes the impact of the change in accounting principle noted above from the net cash used in or provided by operating activities, was $290 million in the current period as compared to $349 million in the prior year period. The decline in the adjusted cash from operations was consistent with improving sales trends in the current period and declining sales trends in the prior year period. Improving sales in the current period contributed to cash used to support higher trade receivable and inventory levels while declining sales in the prior year period contributed to cash provided by falling trade receivable and inventory levels. Trade receivable collection rates and Days Sales Outstanding metrics, as well as inventory turns remained relatively consistent for both the current and prior year periods. Likewise, free cash flow of $179 million in the current period decreased from $223 million in the prior year period for principally the same reasons. However, free cash flow reflected the added benefit of lower capital expenditures in the current year period as the Company has focused on maintaining capital expenditure levels at between approximately 5% and 6% of sales.

Net cash used in investing activities in the current period totaled $118 million and primarily consisted of cash used for capital expenditures. Cash used in investing activities decreased $14 million from the comparable prior year period primarily due to lower capital expenditures.

Net cash provided by financing activities in the current period totaled $141 million as compared with a use of cash of $173 million in the prior year period. The change in accounting principle for the Securitization Agreement noted above resulted in the net source of cash from financing activities in the current period. Absent the change in accounting principle, the Company repaid a net $140 million of debt during the current year period principally attributable to the Company’s credit facility and through open market purchases of the Company’s 2018 Notes. The Company repaid a net $153 million of debt during the prior year period. The Company also paid dividends of $39 million, or $0.25 per share in the current quarter and $0.22 per share in the first quarter, as compared to $29 million, or $0.18 per share in each of the first two quarters in the prior year.

On November 2, 2010, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.25 per share. The dividend is payable on December 31, 2010 to stockholders of record as of December 15, 2010. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, cash flows, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Credit Facility

On September 13, 2010, the Company entered into a new four-year $750 million revolving credit facility with a syndicate of lenders. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the revolving credit lines is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company’s then existing senior credit facility with an aggregate commitment of $1.7 billion was terminated and all obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the quarter ended September 30, 2010 related to the write-off of unamortized debt issuance costs.

As of September 30, 2010, the Company had $193 million of borrowings under the Credit Facility, including $150 million under the U.S. dollar revolver and $43 million under the multi-currency revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate

(“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2010, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.25% and 2.81%, respectively.

The Company also maintains a committed revolving line of credit of up to €3.0 million (U.S. $4.1 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2010, French revolving credit borrowings were €2.0 million (U.S. $2.7 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of September 30, 2010, the effective interest rate on the French revolving credit borrowings was 2.70%. The maturity date of the French revolving line of credit is June 30, 2011.

Total Borrowing Capacity

As of September 30, 2010, $515 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2010, the Company’s leverage ratio was 2.4. At September 30, 2010, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below.

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

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2010, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2010, there were no advances outstanding under the agreement.

Senior Notes

On September 30, 2010, the Company issued $250 million of 3.25% senior notes maturing on October 1, 2015. The 2015 Notes were issued at a discount and yield 3.283%. The net proceeds from the sale of the 2015 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. Additionally, the Company has the option to redeem the 2015 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At September 30, 2010, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At September 30, 2010, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At September 30, 2010, the Company had $215 million of its 2018 Notes outstanding with a maturity date of October 1, 2018. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2010, acquisition and other notes totaled $12.4 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At September 30, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at September 30, 2010 was $295 million.

Interest Rate Derivatives

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At September 30, 2010, the Company was party to a total of eight interest rate swap agreements with an aggregate notional amount of $425 million.

The Company designates fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Securitization Agreement. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

During the six months ended September 30, 2010, four fixed interest rate swaps with an aggregate notional amount of $125 million matured. In connection with the refinancing of the Prior Credit Facility, the Company redesignated the hedging relationships of its remaining fixed interest rate swaps from the LIBOR-based interest payments under the Prior Credit Facility to the LIIBOR-based interest payments under the Securitization Agreement. At September 30, 2010, the Company had three fixed interest rate swap agreements outstanding with a notional amount of $125 million. These swaps effectively convert $125 million of variable interest payments associated with the Company’s Securitization Agreement to fixed rate payments. At September 30, 2010, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 1.63% and receive variable interest payments from the counterparties based on a weighted average variable rate of 0.27%. The remaining term of these swaps is three months. For the six months ended September 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $3.5 million, or $2.3 million after tax.

The estimated net amount of existing losses recorded in AOCI on the interest rate swap agreements at September 30, 2010 that is expected to be reclassified into earnings within the next twelve months is $278 thousand, net of estimated tax benefits of $150 thousand. The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the six months ended September 30, 2010.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010, with a notional amount of $100 million, maturing on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company incurred a loss of $2.6 million ($1.6 million after tax) which is reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. The estimated net amount of existing losses recorded in AOCI on the treasury rate lock agreement at September 30, 2010 that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At September 30, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.77% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2010, the fair value of the variable interest rate swaps increased by $10.2 million to an asset of $9.6 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $10.2 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain on the hedge for the six months ended September 30, 2010 was immaterial.

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

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.7 million.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of September 30, 2010:

(In thousands)			Payments Due by Period
Contractual Obligations	Total	Remainder of fiscal 2011 (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$1,668,631	$4,604	$304,062	$894,346	$465,619
Estimated interest payments on long-term debt (2)	284,980	29,509	113,348	84,326	57,797
Estimated payments (receipts) on interest rate swap agreements (3)	(9,324)	429	—	(9,753)	—
Non-compete agreements (4)	18,481	2,248	7,772	5,542	2,919
Letters of credit (5)	41,859	41,308	551	—	—
Operating leases (6)	282,222	42,187	120,945	53,662	65,428
Purchase obligations:
Liquid bulk gas supply agreements (7)	730,404	64,651	234,880	210,002	220,871
Liquid carbon dioxide supply agreements (8)	187,910	9,633	34,955	25,477	117,845
Ammonia supply agreements (9)	6,246	2,580	3,666	—	—
Other purchase commitments (10)	1,369	1,369	—	—	—
Construction commitments (11)	35,000	3,750	31,250	—	—

Total Contractual Obligations	$3,247,778	$202,268	$851,429	$1,263,602	$930,479

(a)

The “Remainder of fiscal 2011” column relates to obligations due in fiscal 2011. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2014 and 2015. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2016 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of September 30, 2010. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of September 30, 2010. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of September 30, 2010. Actual payments or receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at September 30, 2010 include approximately $181 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $28 million related to its leased vehicles.

(7)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. Based on the volume of fiscal 2011 purchases, the Air Products supply agreements represent approximately $55 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $15 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2011 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)

The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2011 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

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

(9)	The Company purchases ammonia from a variety of sources and is obligated to purchase $2.7 million annually under these contracts.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent an outstanding commitment to a customer to construct an on-site air separation unit in Clarksville, Tennessee.

Reconciliations of Non-GAAP Financial Measures (Unaudited)

Free Cash Flow and Adjusted Cash from Operations

Reconciliations and computations of free cash flow and adjusted cash from operations:

	Six Months Ended September 30,
(Amounts in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(16,557)	$299,770
Adjustments to cash (used in) provided by operating activities:
Cash used by the securitization of trade receivables	295,000	38,700
Stock issued for employee stock purchase plan	7,374	7,759
Tax benefit realized from the exercise of stock options	4,286	2,721

Adjusted cash from operations	290,103	348,950

Capital expenditures	(117,337)	(131,365)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	6,448	5,695

Adjusted capital expenditures	(110,889)	(125,670)

Free cash flow	$179,214	$223,280

The Company believes that free cash flow and adjusted cash from operations provide investors meaningful insight into the Company’s ability to generate cash from operations, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. Non-GAAP numbers should be read in conjunction with GAAP financial measures, as non-GAAP metrics are merely a supplement to, and not a replacement for, GAAP financial measures. It should be noted as well that our free cash flow and adjusted cash from operations metrics may be different from free cash flow and adjusted cash from operations metrics provided by other companies.

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: a potential change of control of the Airgas Board of Directors if an annual meeting is held on January 18, 2011, and the substantial charge to earnings as a result of accelerated vesting of all unvested equity compensation previously awarded under the Company’s 2006 EIP that would be triggered by such a change in control of the Airgas Board; the Company’s intention to negotiate its withdrawal from the MEPPs provided for in three remaining CBAs that provide for such plans over the remainder of fiscal 2011 and fiscal 2012; the benefits to be derived from the SAP implementation; the Company’s expectation of earnings of $0.76 to $0.80 per diluted share for the third quarter ending December 31, 2010 and earnings per diluted share of $3.10 to $3.20 for the full fiscal year 2011; the Company expectation that it will incur additional costs in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation that its overall effective tax rate for fiscal 2011 will range from 38.0% to 39.0% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from Accumulated Other Comprehensive Income into earnings within the next twelve months; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1.7 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the estimate of future payments or receipts under interest rate derivative agreements.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2011 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from the Company’s MEPPs; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee; costs and charges associated with the Air Products’ unsolicited takeover attempt; a potential change of control of the Airgas Board of Directors if an annual meeting is held on January 18, 2011, and the substantial charge to earnings as a result of accelerated vesting of all unvested equity compensation previously awarded under the Company’s 2006 EIP that would be triggered by such a change in control of the Airgas Board;

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

Interest Rate Risk

The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate derivatives are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company also uses treasury rate lock agreements to hedge the risk associated with the interest rates paid on forecasted debt issuances. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at September 30, 2010. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$4.6	$4.9	$1.4	$0.8	$0.5	$0.2	$12.4	$13.1
Interest expense	0.3	0.3	0.1	0.06	0.02	0.01	0.8
Average interest rate	6.14%	6.18%	4.72%	5.55%	4.62%	3.53%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215	$215	$238
Interest expense	7.7	15.4	15.4	15.4	15.4	53.7	123
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 9/15/2014	$—	$—	$—	$—	$400	$—	$400	$426
Interest expense	9.0	18.0	18.0	18.0	8.3	—	71.3
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	—
Senior notes due 10/1/2013	$—	$—	$—	$300	$—	$—	$300	$315
Interest expense	4.2	8.6	8.6	4.3	—	—	25.7
Interest rate	2.85%	2.85%	2.85%	2.85%	—	—
Senior notes due 10/1/2015	$—	$—	$—	$—	$—	$250	$250	$251
Interest expense	4.1	8.1	8.1	8.1	$8.1	$4.1	40.6
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$—	$—	$149.8	$—	$149.8	$149.8
Interest expense	1.7	3.4	3.4	3.4	1.6	—	13.5
Interest rate (a)	2.25%	2.25%	2.25%	2.25%	2.25%
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$43.2	$—	$43.2	$43.2
Interest expense	0.7	1.2	1.2	1.2	0.6	—	4.9
Interest rate (a)	2.81%	2.81%	2.81%	2.81%	2.81%	—
Revolving credit borrowings - France	$—	$2.7	$—	$—	$—	$—	$2.7	$2.7
Interest expense	0.04	0.02	—	—	—	—	0.06
Interest rate (a)	2.70%	2.70%	—	—	—	—

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Interest Rate Swaps:
3 swaps receive variable/pay fixed notional amounts	$125	$—	$—	$—	$—	$—	$125	$0.4
Swap payments (receipts)	0.4	—	—	—	—	—	0.4
Variable forward receive rate = 0.27%
Weighted average pay rate = 1.63%
5 swaps receive fixed/pay variable notional amounts	$—	$—	$—	300	$—	$—	$300	$(9.6)
Swap payments (receipts)	—	—	—	(9.6)	—	—	(9.6)
Variable forward pay rate = 1.77%
Weighted average receive rate = 2.85%
LIBOR-based Agreement:
Trade receivables securitization	$—	$295	$—	$—	$—	$—	$295	$295
Interest expense	1.8	3.5	—	—	—	—	5.3

(a)

The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line and the multi-currency revolving credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portions of the Credit Facility is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The variable interest rates on the French revolving credit borrowings are also based on a spread over the Euro currency rate.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of September 30, 2010, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited takeover attempt commenced by Air Products & Chemicals, Inc. (“Air Products”). In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. The Company and its directors believe that the claims made by Air Products are without merit and intend to defend against them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend against them vigorously. A five-day trial in the actions brought by Air Products and the shareholder plaintiffs was held from October 4 to 8, 2010 and no decision has been rendered.

On September 15, 2010, the Company and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring an annual meeting on January 18, 2011, four months after the September 15, 2010 annual meeting, is invalid under Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, Chancellor Chandler ruled that the By-Law amendment is valid. The Company and the directors involved have appealed that ruling to the Supreme Court of Delaware.

As disclosed in Note 17 to the consolidated financial statements, the Company has incurred substantial legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation through September 30, 2010. A significant portion of these fees and other costs represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with the unsolicited takeover attempt and the related litigation.

Item 1A.	Risk Factors

Other than the risk factor noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Air Products’ unsolicited takeover attempt may require us to incur significant additional costs and could trigger a change of control.

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash.

After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were cast in favor of certain By-Law amendments proposed by Air Products. On September 15, 2010, the Company and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, is invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, Chancellor Chandler ruled that the By-Law amendment is valid. Airgas and the directors involved have appealed that ruling to the Supreme Court of Delaware.

Since February 2010, the Company has incurred $31.9 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation, of which $4.7 million and $8.5 million were recognized during the three and six months ended September 30, 2010, respectively. The majority of the prior year costs represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation. Additionally, if an annual meeting is held on January 18, 2011, Air Products has stated publicly its intent to nominate additional candidates for election to the Airgas Board of Directors. If the individuals nominated by Air Products were to be elected to Airgas’ Board of Directors, the change in the composition of the Airgas Board of Directors would constitute a “change in control” under the terms of Airgas’ 2006 EIP. Such an event would trigger a substantial charge to earnings as a result of accelerated vesting of all unvested equity compensation previously awarded under the 2006 EIP. The acceleration of vesting on stock options requires that all unamortized non-cash compensation expense associated with these options be recognized in the period of acceleration. As of September 30, 2010, the Company had $38.3 million of unrecognized non-cash compensation expense related to unvested stock options.

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 5, 2010	AIRGAS, INC.

(Registrant)

	BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.