Form 10-Q
period 2010-12-31
AIRGAS INC
filed 2011-02-04
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

Shares of common stock outstanding at February 1, 2011: 84,187,818 shares

AIRGAS, INC.

FORM 10-Q

December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net Sales	$1,034,464	$944,763	$3,148,783	$2,891,845

Costs and Expenses:
Cost of products sold (excluding depreciation)	458,217	415,124	1,409,491	1,279,199
Selling, distribution and administrative expenses	387,962	370,197	1,175,125	1,120,955
Costs related to unsolicited takeover attempt	17,558	0	26,032	0
Depreciation	56,131	53,642	166,610	157,872
Amortization	6,230	5,811	18,643	16,104

Total costs and expenses	926,098	844,774	2,795,901	2,574,130

Operating Income	108,366	99,989	352,882	317,715
Interest expense, net	(18,471)	(15,034)	(45,815)	(49,744)
Discount on securitization of trade receivables	0	(1,403)	0	(4,503)
Losses on the extinguishment of debt	0	(6,667)	(4,162)	(8,678)
Other income (expense), net	1,036	(58)	1,278	890

Earnings before income taxes	90,931	76,827	304,183	255,680
Income taxes	(35,100)	(29,961)	(116,988)	(99,458)

Net Earnings	$55,831	$46,866	$187,195	$156,222

Net Earnings Per Common Share:
Basic earnings per share	$0.66	$0.57	$2.24	$1.91

Diluted earnings per share	$0.65	$0.56	$2.19	$1.87

Weighted Average Shares Outstanding:
Basic	84,057	82,134	83,739	81,895

Diluted	85,850	83,910	85,549	83,576

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited) December 31, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$35,015	$47,001
Trade receivables, less allowances for doubtful accounts of $28,656 and $25,359 at December 31, 2010 and March 31, 2010, respectively (Notes 2 and 7)	497,573	186,804
Inventories, net	359,186	333,961
Deferred income tax asset, net	53,931	48,591
Prepaid expenses and other current assets	100,934	94,978

Total current assets	1,046,639	711,335

Plant and equipment at cost	3,894,538	3,774,208
Less accumulated depreciation	(1,460,321)	(1,346,212)

Plant and equipment, net	2,434,217	2,427,996

Goodwill	1,117,079	1,109,276
Other intangible assets, net	201,699	212,752
Other non-current assets	46,950	34,573

Total assets	$4,846,584	$4,495,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$114,094	$157,566
Accrued expenses and other current liabilities	355,891	307,822
Current portion of long-term debt	9,564	10,255

Total current liabilities	479,549	475,643

Long-term debt, excluding current portion (Notes 2 and 7)	1,617,150	1,499,384
Deferred income tax liability, net	702,356	652,389
Other non-current liabilities	68,632	72,972
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2010 and March 31, 2010	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,516 and 86,253 shares issued at December 31, 2010 and March 31, 2010, respectively	865	863
Capital in excess of par value	601,063	568,421
Retained earnings	1,459,614	1,332,759
Accumulated other comprehensive income	4,989	3,442
Treasury stock, 2,413 and 3,027 shares at cost at December 31, 2010 and March 31, 2010, respectively	(87,634)	(109,941)

Total stockholders’ equity	1,978,897	1,795,544

Total liabilities and stockholders’ equity	$4,846,584	$4,495,932

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$187,195	$156,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	166,610	157,872
Amortization	18,643	16,104
Deferred income taxes	45,198	39,000
Loss on sales of plant and equipment	890	2,604
Stock-based compensation expense	19,535	19,139
Losses on the extinguishment of debt	4,162	8,678
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables (Note 2)	(295,000)	(43,500)
Trade receivables, net	(13,974)	50,911
Inventories, net	(24,978)	45,444
Prepaid expenses and other current assets	(4,238)	(3,916)
Accounts payable, trade	(39,161)	(35,891)
Accrued expenses and other current liabilities	28,289	1,605
Other non-current assets	1,385	2,320
Other non-current liabilities	(6,131)	(4,857)

Net cash provided by operating activities	88,425	411,735

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(180,522)	(191,674)
Proceeds from sales of plant and equipment	10,629	8,889
Business acquisitions and holdback settlements	(20,695)	(75,067)
Other, net	(1,072)	(2,622)

Net cash used in investing activities	(191,660)	(260,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 2)	882,341	971,914
Repayment of debt	(774,729)	(1,120,976)
Financing costs	(8,439)	(3,168)
Premium paid on redemption of senior subordinated notes	(3,175)	(6,438)
Proceeds from the exercise of stock options	17,999	7,175
Stock issued for the Employee Stock Purchase Plan	11,015	11,336
Tax benefit realized from the exercise of stock options	6,373	3,824
Dividends paid to stockholders	(60,340)	(44,227)
Change in cash overdraft and other	20,204	15,670

Net cash provided by (used in) financing activities	91,249	(164,890)

Change in cash	$(11,986)	$(13,629)
Cash – Beginning of period	47,001	47,188

Cash – End of period	$35,015	$33,559

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

Prior Period Adjustments

Certain immaterial reclassifications were made to the Consolidated Statements of Earnings for the prior periods, as well as the related notes, to conform to the current period presentation. These reclassifications resulted in increasing revenue and selling, distribution and administrative expenses and reducing cost of products sold (excluding depreciation). These reclassifications were the result of conforming the Company’s accounting policies in conjunction with its SAP implementation and were not material. Consolidated operating income and net earnings for the prior periods were not impacted by the reclassifications.

(2) ACCOUNTING AND DISCLOSURE CHANGES

(a) Recently adopted accounting pronouncements

On April 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which affected the accounting treatment of its trade receivables securitization program. The Company currently participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at both December 31, 2010 and March 31, 2010. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. Additionally, new borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables sold under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings as a result of the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

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

(b) Accounting pronouncements not yet adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method for allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence, and the new guidance is not expected to significantly modify the accounting for these types of arrangements. The Company is continuing to evaluate the effects that ASU 2009-13 may have on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force (“ASU 2010-28”), which provides additional guidance on when Step 2 of the goodwill impairment test must be performed. The guidance clarifies that for reporting units with zero or negative carrying amounts, Step 2 must be performed if it is more likely than not that a goodwill impairment exists based on the evaluation of certain qualitative factors. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption prohibited. The Company will adopt the new guidance on April 1, 2011 and does not believe it will have an impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”), which provides clarification on disclosure requirements and amends current guidance to require entities to disclose pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Qualitative disclosures describing the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings are also required. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2010-29 may have on its financial statement disclosures.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(3) ACQUISITIONS

Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

During the nine months ended December 31, 2010, the Company purchased six businesses. The largest of these businesses was Conley Gas, Ltd. (“Conley”), a supplier of pure gases to the specialty gas industry with historical annual sales of approximately $9 million. A total of $17.9 million in cash was paid for the businesses acquired during fiscal 2011. Additionally, $2.8 million was paid to settle holdback liabilities and for contingent consideration associated with certain prior year acquisitions. Transaction and other integration costs incurred were insignificant. The businesses acquired in fiscal 2011 had aggregate historical annual sales of approximately $18 million. These acquisitions contributed approximately $2 million in net sales to the Company’s fiscal 2011 operating results. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The following table summarizes the fair values of the assets acquired and liabilities assumed related to fiscal 2011 acquisitions, as well as adjustments related to certain prior year acquisitions. Purchase price allocations are based on third-party valuations and management’s estimates. The purchase price allocations related to fiscal 2010 and 2011 acquisitions are substantially complete with the exception of plant and equipment and intangible assets for Conley which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$2,052	$—	$2,052
Plant and equipment	4,008	—	4,008
Goodwill	7,145	284	7,429
Other intangible assets	6,968	—	6,968
Current liabilities	1,098	38	1,136
Non-current liabilities	(898)	—	(898)

Total cash consideration	$20,373	$322	$20,695

The fair value of trade receivables acquired with fiscal 2011 acquisitions was $2 million, which approximated gross contractual amounts receivable. Goodwill associated with fiscal 2011 acquisitions was $7.4 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2011 acquisitions represent customer relationships and non-competition agreements and amounted to $5.1 million and $1.2 million, respectively.

The Company adopted the FASB’s revised guidance on the accounting for business combinations on April 1, 2009. Acquisitions completed prior to April 1, 2009 were accounted for using the guidance in effect at the time of those acquisitions. In connection with certain acquisitions that were completed prior to April 1, 2009, the Company is required to make future payments to sellers contingent upon the future earnings of those acquired business in excess of predetermined amounts. The amount of this contingent consideration paid during the nine months ended December 31, 2010 was $618 thousand. Amounts may be payable under these contingent payment terms through fiscal 2019 and are limited to approximately $8 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the nine-month periods ended December 31, 2010 and 2009, as if fiscal 2011 and 2010 acquisitions had occurred on April 1, 2009. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped up basis to fair value of the assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2009 or of results that may occur in the future.

	Nine Months Ended December 31,
(In thousands, except per share amounts)	2010	2009
Net sales	$3,158,210	$2,932,230
Net earnings	187,238	158,186
Diluted earnings per share	$2.19	$1.89

(4) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	December 31, 2010	March 31, 2010
Hardgoods	$250,596	$225,832
Gases	108,590	108,129

	$359,186	$333,961

Hardgoods inventories determined using the last-in, first-out (“LIFO”) inventory method totaled $34 million at December 31, 2010 and $32 million at March 31, 2010. The balance of the hardgoods inventories is valued using the first-in, first-out (“FIFO”) and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $10.8 million higher at December 31, 2010 and $10.3 million higher at March 31, 2010. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of assets acquired and liabilities assumed from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the nine months ended December 31, 2010 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2010	$922,718	$186,558	$1,109,276
Acquisitions (a)	7,145	284	7,429
Other adjustments, including foreign currency translation	352	22	374

Balance at December 31, 2010	$930,215	$186,864	$1,117,079

(a)	Includes current acquisitions and adjustments made to prior year acquisitions.

Other intangible assets amounted to approximately $202 million and $213 million, net of accumulated amortization of $72 million and $56 million at December 31, 2010 and March 31, 2010, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2011 - $5.9 million; 2012 - $22.6 million; 2013 - $21.6 million; 2014 - $19.3 million; 2015- $17.8 million and $114.5 million thereafter.

Test for Goodwill Impairment

The Company is required to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company elected to perform its annual assessment of the carrying value of goodwill as of October 31 of each year. The annual assessment of the carrying value of goodwill at October 31, 2010 indicated that the Company’s goodwill was not impaired.

As of October 31, 2010, the Company had 18 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. The Company determined the estimated fair value of each of its reporting units as of October 31, 2010 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on specific reporting unit business plans, future capital expenditures, working capital needs, discount rates and perpetual growth rates. The Company’s weighted average cost of capital was approximately 8%. However, the estimate of each reporting unit’s fair value assesses a higher risk premium to smaller entities. Therefore, the discount rates used to estimate the fair value of individual reporting units will be higher than for the company as a whole. At October 31, 2010, the discount rates used in the model were 10.5% for the Distribution reporting units and slightly higher rates for the smaller reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of each of the Company’s reporting units.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s annual assessment of the carrying value of goodwill indicated that the fair value of each reporting unit exceeded its carrying value by a substantial amount. Furthermore, a hypothetical 10% reduction in the fair value of each reporting unit would not indicate that goodwill associated with any reporting unit was potentially impaired.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2010	March 31, 2010
Accrued payroll and employee benefits	$101,545	$86,320
Business insurance reserves	43,869	42,414
Taxes other than income taxes	16,732	18,916
Cash overdraft	68,678	48,474
Deferred rental revenue	24,989	25,585
Accrued costs related to unsolicited takeover attempt (Note 17)	30,446	22,472
Other accrued expenses and current liabilities	69,632	63,641

	$355,891	$307,822

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.3 million at December 31, 2010 and $10.6 million at March 31, 2010, which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	December 31, 2010	March 31, 2010
Revolving credit borrowings - U.S.	$100,300	$198,500
Revolving credit borrowings - Multi-currency	46,155	31,514
Revolving credit borrowings - Canadian	—	10,333
Revolving credit borrowings - France	3,213	1,351
Trade receivables securitization	295,000	—
Term loans	—	307,500
Senior notes, net of discount	955,843	698,963
Senior subordinated notes	215,446	245,446
Acquisition and other notes	10,757	16,032

Total long-term debt	1,626,714	1,509,639
Less current portion of long-term debt	(9,564)	(10,255)

Long-term debt, excluding current portion	$1,617,150	$1,499,384

Senior Subordinated Note Redemption

During the nine months ended December 31, 2010, the Company repurchased $30.0 million of its 7.125% senior subordinated notes maturing October 1, 2018 (the “2018 Notes”) at an average price of 110.6% of the principal. Losses on the early extinguishment of debt for the repurchase of the 2018 Notes were $3.6 million for the nine months ended December 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

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

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company’s then existing senior credit facility with an aggregate commitment of $1.7 billion (the “Prior Credit Facility”) was terminated and all obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the nine months ended December 31, 2010 related to the write-off of unamortized debt issuance costs.

As of December 31, 2010, the Company had $146 million of borrowings under the Credit Facility, including $100 million under the U.S. dollar revolver and $46 million under the multi-currency revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2010, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.39% and 2.86%, respectively.

The Company also maintains a committed revolving line of credit of up to €3.0 million (U.S. $4.0 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2010, French revolving credit borrowings were €2.4 million (U.S. $3.2 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of December 31, 2010, the effective interest rate on the French revolving credit borrowings was 2.89%. The maturity date of the French revolving line of credit is June 30, 2011.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At December 31, 2010, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below. As of December 31, 2010, $562 million remained unused under the Company’s Credit Facility.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement was renewed and expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2010, there were no advances outstanding under the agreement.

In January 2011, the Company entered into an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR.

Senior Notes

On September 30, 2010, the Company issued $250 million of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount and yield 3.283%. The net proceeds from the sale of the 2015 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year commencing April 1, 2011. Additionally, the Company has the option to redeem the 2015 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At December 31, 2010, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At December 31, 2010, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At December 31, 2010, the Company had $215 million of its 2018 Notes outstanding with a maturity date of October 1, 2018. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the quarter ended December 31, 2010, the Company incurred a one-time interest penalty payable to holders of the 2018 Notes in the amount of $2.6 million, relating to the late removal of the restrictive legend on these notes. The Company has classified these charges as interest expense.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2010, acquisition and other notes totaled $10.8 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At December 31, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at December 31, 2010 was $295 million.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)	Debt Maturities (a)
December 31, 2011	$9,564
March 31, 2012	295,903
March 31, 2013	1,456
March 31, 2014	301,340
March 31, 2015	546,969
Thereafter	465,639

$1,620,871

(a)	Outstanding borrowings under the Securitization Agreement at December 31, 2010 are reflected as maturing at the agreement’s expiration in March 2012.

The 2013, 2014 and 2015 Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of discounts of $167 thousand, $360 thousand and $359 thousand, respectively, at December 31, 2010. The 2013 Notes also include additional carrying value of $6.7 million at December 31, 2010 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At December 31, 2010, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash Flow Hedges

The Company designated fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Securitization Agreement. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

During the nine months ended December 31, 2010, fixed interest rate swaps with an aggregate notional amount of $250 million matured and at December 31, 2010, the Company was not party to any fixed interest rate swap agreements.

For the nine months ended December 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $4.0 million, or $2.7 million after tax. For the nine months ended December 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $7.2 million, or $4.7 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the nine months ended December 31, 2010 and 2009.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component of AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the nine months ended December 31, 2010, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2010, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At December 31, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.07% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2010, the fair value of the variable interest rate swaps increased by $7.1 million to an asset of $6.4 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $7.1 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net loss on the hedge for the nine months ended December 31, 2010 was immaterial. The Company had no outstanding variable interest rate swaps for the nine months ended December 31, 2009.

Tabular Disclosure

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value of Derivatives Designated as Hedging Instruments

	December 31, 2010		March 31, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Fixed interest rate swaps			Other non-current liabilities	$(3,962)
Variable interest rate swaps	Other non-current assets	$6,449	Other non-current liabilities	$(625)

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain Recognized in OCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended December 31,
	2010	2009
Interest rate contracts	$1,504	$7,232
Tax effect	(396)	(2,531)

Net effect	$1,108	$4,701

(In thousands)
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	Amount of Loss Reclassified from AOCI into Pre-tax Income Nine Months Ended December 31,
	2010	2009
Interest expense, net	$4,113	$9,763

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income Nine Months Ended December 31, 2010
Derivatives in Fair Value Hedging Relationships
Change in fair value of variable interest rate swaps	Interest expense, net	$7,074
Change in carrying value of 2013 Notes	Interest expense, net	(7,120)

Net effect	Interest expense, net	$(46)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The carrying value of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximates fair value.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and March 31, 2010 are categorized in the tables below based on the lowest level of significant input to the valuation.

(In thousands)	Balance at December 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$8,736	$8,736	$—	$—
Derivative assets - variable interest rate swap agreements	6,449	—	6,449	—

Total assets measured at fair value on a recurring basis	$15,185	$8,736	$6,449	$—

Liabilities:
Deferred compensation plan liabilities	$8,736	$8,736	$—	$—

Total liabilities measured at fair value on a recurring basis	$8,736	$8,736	$—	$—

(In thousands)	Balance at March 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivables securitization	$142,310	$—	$—	$142,310
Deferred compensation plan assets	7,596	7,596	—	—

Total assets measured at fair value on a recurring basis	$149,906	$7,596	$—	$142,310

Liabilities:
Deferred compensation plan liabilities	$7,596	$7,596	$—	$—
Derivative liabilities - fixed interest rate swap agreements	3,962	—	3,962	—
Derivative liabilities - variable interest rate swap agreements	625	—	625	—

Total liabilities measured at fair value on a recurring basis	$12,183	$7,596	$4,587	$—

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

Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within “Other non-current assets” on the Consolidated Balance Sheet at December 31, 2010. See Note 8 for additional derivatives disclosures.

The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate. The fair value of the securitized receivables approximates its carrying value.

(In thousands)	Carrying Value at December 31, 2010	Fair Value at December 31, 2010	Carrying Value at March 31, 2010	Fair Value at March 31, 2010
Revolving credit borrowings	$149,668	$149,668	$241,698	$239,281
Term loans	—	—	307,500	304,425
2013 Notes	306,561	309,286	299,395	299,126
2014 Notes	399,640	417,520	399,568	412,542
2015 Notes	249,642	250,243	—	—
2018 Notes	215,446	234,836	245,446	269,706
Trade Receivables Securitization	295,000	295,590	—	—
Acquisition and other notes	10,757	11,319	16,032	16,814

Total debt	$1,626,714	$1,668,462	$1,509,639	$1,541,894

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(10) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2010	86,253	3,027
Common stock issuance (a)	263	—
Reissuance of treasury stock for stock option exercises	—	(614)

Balance at December 31, 2010	86,516	2,413

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2010	$863	$568,421	$1,332,759	$3,442	$(109,941)	$1,795,544
Comprehensive income:
Net earnings			187,195			187,195
Foreign currency translation adjustments				439		439
Net gain on derivative instruments				1,504		1,504
Net tax effect of comprehensive income items				(396)		(396)

Total comprehensive income						188,742 (d)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	2	6,705			22,307	29,014
Tax benefit from stock option exercises		6,373				6,373
Dividends paid on common stock ($0.72 per share)			(60,340)			(60,340)
Stock-based compensation (c)		19,564				19,564

Balance at December 31, 2010	$865	$601,063	$1,459,614	$4,989	$(87,634)	$1,978,897

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.
(b)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the Employee Stock Purchase Plan.
(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(d)

The Company’s comprehensive income was $189 million and $170 million for the nine months ended December 31, 2010 and December 31, 2009, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments designated as cash flow hedges and the net tax impact of other comprehensive income items. Net tax effect of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. The table below presents the gross and net changes in and the balances within each component of “Accumulated other comprehensive income” for the nine months ended December 31, 2010.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreement	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income
Balance March 31, 2010	$6,099	$—	$(2,657)	$3,442
Foreign currency translation adjustments	439			439
Derivative instruments:
Treasury rate lock loss		(2,587)		(2,587)
Change in fair value of fixed interest rate swap agreements			(22)	(22)
Reclassification adjustments to income		129	3,984	4,113

Net gain (loss) on derivative instruments		(2,458)	3,962	1,504
Net tax effect of comprehensive income items		909	(1,305)	(396)

Net change after tax of comprehensive income items	439	(1,549)	2,657	1,547

Balance December 31, 2010	$6,538	$(1,549)	$—	$4,989

(11) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2010	2009	2010	2009
Stock-based compensation expense related to:
Stock option plans	$3,078	$2,558	$15,998	$14,223
Employee Stock Purchase Plan - options to purchase stock	1,188	1,762	3,537	4,916

	4,266	4,320	19,535	19,139
Tax benefit	(1,449)	(1,039)	(6,746)	(5,683)

Stock-based compensation expense, net of tax	$2,817	$3,281	$12,789	$13,456

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2010 and 2009 was $22.74 and $14.45, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the nine months ended December 31, 2010:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	6,707	$36.15
Granted	1,026	$62.55
Exercised	(614)	$29.31
Forfeited	(51)	$49.89

Outstanding at December 31, 2010	7,068	$40.48

Vested or expected to vest at December 31, 2010	6,890	$40.08

Exercisable at December 31, 2010	4,351	$32.59

A total of 2.8 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 EIP”) at December 31, 2010.

As of December 31, 2010, $35.3 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years. Under the terms of the 2006 EIP, certain change of control provisions described in the plan document, including a change in the composition of the majority of the Board over a period of 24 months or less, would result in the acceleration of vesting on all stock options outstanding under the 2006 EIP. The acceleration of vesting on stock options requires that all unamortized non-cash compensation expense associated with these options be recognized in the period of acceleration.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 2.2 million shares were available for issuance at December 31, 2010.

Compensation expense is measured based on the grant date fair value of the employees’ option to purchase shares of common stock and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.11 and $12.52 for the nine months ended December 31, 2010 and 2009, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the nine months ended December 31, 2010:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2010	122	$28.53
Granted	291	$52.73
Exercised	(263)	$41.95

Outstanding at December 31, 2010	150	$51.95

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.5 million and 2.3 million shares covered by outstanding stock options that were anti-dilutive for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, there were approximately 1.3 million and 2.9 million shares covered by outstanding stock options that were anti-dilutive, respectively.

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic	84,057	82,134	83,739	81,895
Incremental shares from assumed exercises of stock options and options under the ESPP	1,793	1,776	1,810	1,681

Diluted	85,850	83,910	85,549	83,576

(13) COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited takeover attempt commenced by Air Products and Chemicals, Inc. (“Air Products”). In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties and a mandatory injunction ordering Airgas and its directors to redeem the Company’s rights plan and approve the Air Products offer under Del. G.C.L. § 203 and Article VI of the Company’s charter. The Company and its directors believe that the claims made by Air Products are without merit and are defending against them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have now been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and are defending against them vigorously. A five-day trial in the actions brought by Air Products and the shareholder plaintiffs was held from October 4 to 8, 2010 and a supplemental evidentiary hearing was held from January 25 to 27, 2011. No decision has been rendered.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As disclosed in Note 17 — Unsolicited Takeover Attempt, the Company has incurred substantial legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation through December 31, 2010. A significant portion of these fees and other costs represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with the unsolicited takeover attempt and the related litigation.

(14) SUMMARY BY BUSINESS SEGMENT

Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and nine months ended December 31, 2010 and 2009. Corporate operating expenses are generally allocated to each business segment based on sales dollars. However, the legal and professional fees incurred as a result of Air Products’ unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected in the “Eliminations and Other” columns below:

	Three Months Ended December 31, 2010				Three Months Ended December 31, 2009
(In thousands)	Distribution	All Other Ops.	Elimations and Other	Total	Distribution	All Other Ops.	Elimations	Total
Gas and rent	$564,134	$104,277	$(7,808)	$660,603	$522,079	$94,701	$(5,840)	$610,940
Hardgoods	372,570	1,298	(7)	373,861	332,398	1,433	(8)	333,823

Total net sales	936,704	105,575	(7,815)	1,034,464	854,477	96,134	(5,848)	944,763
Cost of products sold
(excluding depreciation)	411,057	54,975	(7,815)	458,217	372,175	48,797	(5,848)	415,124
Selling, distribution and administrative expenses	354,153	33,809	—	387,962	338,324	31,873	—	370,197
Costs related to unsolicited takeover attempt	—	—	17,558	17,558	—	—	—	—
Depreciation	52,249	3,882	—	56,131	50,021	3,621	—	53,642
Amortization	5,069	1,161	—	6,230	4,651	1,160	—	5,811

Operating income	$114,176	$11,748	$(17,558)	$108,366	$89,306	$10,683	$—	$99,989

	Nine Months Ended December 31, 2010				Nine Months Ended December 31, 2009
(In thousands)	Distribution	All Other Ops.	Elimations and Other	Total	Distribution	All Other Ops.	Elimations	Total
Gas and rent	$1,683,551	$354,969	$(23,436)	$2,015,084	$1,578,925	$316,163	$(18,231)	$1,876,857
Hardgoods	1,129,278	4,439	(18)	1,133,699	1,010,411	4,594	(17)	1,014,988

Total net sales	2,812,829	359,408	(23,454)	3,148,783	2,589,336	320,757	(18,248)	2,891,845
Cost of products sold
(excluding depreciation)	1,245,419	187,526	(23,454)	1,409,491	1,131,719	165,728	(18,248)	1,279,199
Selling, distribution and administrative expenses	1,073,761	101,364	—	1,175,125	1,026,064	94,891	—	1,120,955
Costs related to unsolicited takeover attempt	—	—	26,032	26,032	—	—	—	—
Depreciation	155,169	11,441	—	166,610	146,881	10,991	—	157,872
Amortization	15,158	3,485	—	18,643	13,230	2,874	—	16,104

Operating income	$323,322	$55,592	$(26,032)	$352,882	$271,442	$46,273	$—	$317,715

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Nine Months Ended December 31,
(In thousands)	2010	2009
Interest paid (a)	$46,348	$59,163
Discount on securitization	—	4,503
Income taxes (net of refunds) (b)	48,907	42,639

(a)

During the three months ended December 31, 2010, the Company incurred $2.6 million and paid $2.3 million of a one-time interest penalty payable to holders of the 2018 Notes, relating to the late removal of the restrictive legend on these notes. The remaining interest penalty of $0.3 million will be paid to note holders on April 1, 2011, concurrent with the next scheduled interest payment on the 2018 Notes. The Company has classified these charges as interest expense.

(b)	During the nine months ended December 31, 2010 and 2009, the Company applied for and received federal income tax refunds of $26 million and $10 million, respectively.

Significant Non-cash Investing and Financing Transactions

During the nine months ended December 31, 2010 and 2009, the Company purchased $3.2 million and $3.1 million, respectively, of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.

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

In connection with the renewal of certain CBAs, the Company negotiated its withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates, and continued participation by the Company and other employers in the MEPP. During the nine months ended December 31, 2010, the Company negotiated the withdrawal from MEPPs under two CBAs and recognized charges related to the withdrawal from these plans of $4.6 million. The Company did not recognize any charges related to the withdrawal from MEPPs for the three months ended December 31, 2010. The Company recognized charges related to the withdrawal from MEPPs of $4.9 million and $6.6 million for the three and nine months ended December 31, 2009, respectively. MEPP withdrawal liabilities amounted to $16.6 million at December 31, 2010 and $12.9 million at March 31, 2010. These estimates are subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability.

The Company has three remaining CBAs, with contract renewal dates through fiscal 2012 for which the Company intends to negotiate its withdrawal from the MEPPs provided for in these plans. If successful in its negotiations, the Company expects to incur charges related to these plans in fiscal 2012. These CBAs cover approximately 30 employees and, assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $6.5 million as of December 31, 2010. Though the most recent plan data available from the remaining MEPPs was used in computing this estimate, it is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining CBAs.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(17) UNSOLICITED TAKEOVER ATTEMPT

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On December 9, 2010, Air Products revised its tender offer to $70.00 per share in cash. After careful consideration at a meeting held on December 21, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were voted in favor of the By-Law amendments proposed by Air Products. Airgas and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, was invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, the Delaware Court of Chancery ruled that the By-Law amendment was valid. Airgas and the directors involved appealed that ruling to the Supreme Court of Delaware and on November 23, 2010, the Supreme Court of Delaware found that the By-Law amendment was invalid and reversed the judgment of the Court of Chancery. Since February 2010, the Company has incurred $49.5 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation, of which $17.6 million and $26.0 million were recognized during the three and nine months ended December 31, 2010, respectively. The majority of the prior year costs represented up-front accruals for the minimum obligations to the Company’s financial advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation.

(18) SUBSEQUENT EVENT

On January 21, 2011, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.29 per share, an increase of 16% over the previous quarterly dividend of $0.25 per share. The dividend is payable March 31, 2011 to stockholders of record as of March 15, 2011.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2010 (“current quarter”) of $1.03 billion compared to $945 million for the quarter ended December 31, 2009 (“prior year quarter”), an increase of 9.5%. Total same-store sales increased 9%, with hardgoods up 11% and gas and rent up 7%. Acquisitions contributed 1% sales growth in the current quarter. The same-store sales growth for the current quarter was largely volume related, with sales volumes up 6% and pricing up 3%. The increase in sales volumes reflects accelerating growth in the Company’s core business on strength in the manufacturing, utilities and petrochemical customer segments, as well as in repair and maintenance activity, particularly at the Company’s larger customers. The increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010.

Company management regularly reviews sales results not only on a year-over-year basis, but also on a sequential basis. Management also reviews sales results in terms of sales per selling day (“daily sales”), a metric commonly used in operating the business. Daily sales increased 1% sequentially from the quarter ended September 30, 2010 (“second fiscal quarter”) to the current quarter. Both hardgoods and gas and rent daily sales improved sequentially from the second fiscal quarter, with hardgoods slightly outpacing gas and rent. Net sales for the current quarter declined 3% sequentially from the second fiscal quarter driven by normal seasonality in the refrigerants, carbon dioxide and dry ice businesses and two fewer selling days in the current quarter.

The Company’s operating income margin decreased 10 basis points to 10.5% in the current quarter compared to 10.6% in the prior year quarter. The current quarter’s operating income margin reflected a 110 basis point improvement in the operating income margin driven by operating leverage on sales growth in the current quarter offset by $17.6 million in costs related to Air Products and Chemicals, Inc.’s (“Air Products”) unsolicited takeover attempt, which reduced the Company’s operating income margin by 170 basis points. The Company’s operating income margin in the prior year quarter reflected the impact of a $4.9 million charge related to the Company’s withdrawal from some of its multi-employer pension plans (“MEPPs”), which reduced the prior year quarter’s operating income margin by 50 basis points.

Unsolicited Takeover Attempt

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On December 9, 2010, Air Products revised its tender offer to $70.00 per share in cash. After careful consideration at a meeting held on December 21, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were voted in favor of the By-Law amendments proposed by Air Products. Airgas and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, was invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, the Delaware Court of Chancery ruled that the By-Law amendment was valid. Airgas and the directors involved appealed that ruling to the Supreme Court of Delaware and on November 23, 2010, the Supreme Court of Delaware found that the By-Law amendment was invalid and reversed the judgment of the Court of Chancery.

During the three and nine months ended December 31, 2010, the Company incurred $17.6 million ($11.1 million after tax) or $0.13 per diluted share and $26.0 million ($16.4 million after tax) or $0.19 per diluted share, respectively, of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation. The Company expects to incur additional fees and other costs in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation.

Multi-employer Pension Plan Withdrawal

The Company participates, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefits levels and continued participation by other employers in the MEPP. The computation of the Company’s portion of a plan’s unfunded obligation may take up to 24 months for the pension plan administrators to prepare. As a result, the Company has recorded estimated liabilities for these withdrawals based on the latest information available to the Company from the plans. MEPP withdrawal costs for the nine months ended December 31, 2010 were $4.6 million ($2.8 million after tax) or $0.03 per diluted share, essentially all of which were incurred prior to the current quarter, and related to the ratification of certain CBAs up for renewal as well as revised estimated withdrawal liabilities from two plan administrators. In connection with the renewal of certain labor contracts during the prior year, the Company recognized MEPP withdrawal charges of $4.9 million ($3.0 million after tax) or $0.04 per diluted share and $6.6 million ($4.1 million after tax) or $0.05 per diluted share for the three and nine months ended December 31, 2009, respectively. These charges were reflected in selling, distribution and administrative expenses.

Through fiscal 2012, the three remaining CBAs that provide for MEPPs and cover a total of approximately 30 employees will come up for renewal. The Company intends to negotiate its withdrawal from these plans and, if successful in its negotiations, expects to incur charges related to these plans in fiscal 2012. Assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $6.5 million as of December 31, 2010.

Enterprise Information System

On July 5, 2010, the Company began its phased, multi-year rollout of its highly-customized SAP enterprise information system (“SAP”), whereby business units will implement the new system in succession, with the successful conversion of its Safety telesales and hardgoods infrastructure business to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. During the current quarter, the SAP initiative was principally focused on system development and design in preparation for the rollout to the first regional distribution company on April 1, 2011. As such, SAP implementation expense for the current quarter was not material, as most costs related to the project were capitalized. SAP costs for the nine months ended December 31, 2010 were $12.9 million, primarily reflecting the post-implementation monitoring, training and operating activities following the rollout of SAP to the Company’s Safety telesales and hardgoods infrastructure business. Through December 31, 2010, the Company has incurred capital expenditures of $76.3 million related to the project.

On August 31, 2010, the Company announced that it had quantified the economic benefits expected to be achieved through its implementation of SAP in the key areas of accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. Upon full implementation, the Company expects these areas alone to yield an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis. Further economic benefits are expected to be identified as the implementation progresses.

Interest Penalty

During the current quarter, the Company incurred a one-time interest penalty to the holders of its 7.125% senior subordinated notes due October 1, 2018 (the “2018 Notes”) in the amount of $2.6 million ($1.7 million after tax) or $0.02 per diluted share related to the late removal of a restrictive legend on these notes. In issuing the 2018 Notes, the Company utilized a newly available technology that has since become obsolete, wherein it was incumbent upon Airgas to remove the restrictive legend from the 2018 Notes at the end of the restricted transfer period. Failure to do so required the payment of an interest penalty to holders of the 2018 Notes, which the Company promptly addressed when it identified the oversight in the current quarter. The Company has classified this penalty as interest expense.

Trade Receivables Securitization

The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the Securitization Agreement is $295 million. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its Securitization Agreement. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the agreement and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. New borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables sold under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings under the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

Earnings per Diluted Share

Net earnings per diluted share rose 16% to $0.65 in the current quarter versus $0.56 in the prior year quarter. Net earnings per diluted share in the current quarter include $0.13 per diluted share in costs related to the unsolicited takeover attempt and $0.02 per diluted share for the one-time interest penalty. Net earnings per diluted share in the prior year quarter include $0.04 per diluted share in MEPP withdrawal charges and $0.05 per diluted share of losses on the early extinguishment of debt.

Looking Forward

Looking forward, the Company expects earnings per diluted share for the fourth quarter ending March 31, 2011 in the range of $0.82 to $0.86. The earnings per diluted share range for the fourth quarter of fiscal 2011 includes an estimated $0.04 per diluted share of incremental expense associated with the Company’s SAP implementation. Earnings per diluted share of $0.47 for the fourth quarter of fiscal 2010 included an aggregate of $0.22 per diluted share of costs related to the unsolicited takeover attempt, early extinguishment of debt and a non-recurring income tax benefit. For the full fiscal year 2011, the Company expects earnings per diluted share in the range of $3.01 to $3.05, which includes an estimated $0.10 per diluted share of incremental expense associated with its SAP implementation as well as the impact of the following charges recorded during the nine months ended December 31, 2010: $0.19 per diluted share in costs related to the unsolicited takeover attempt; $0.03 per diluted share in MEPP withdrawal charges; $0.03 per diluted share of losses related to the early extinguishment of debt; and $0.02 per diluted share in costs related to the one-time interest penalty. Earnings per diluted share of $2.34 for the full fiscal year 2010 included an aggregate of $0.34 per diluted share of costs related to the unsolicited takeover attempt, losses on the extinguishment of debt, MEPP withdrawal charges, and a non-recurring income tax benefit. Additional charges and costs associated with the potential future extinguishment of debt, withdrawal from the remaining MEPPs, and Air Products’ unsolicited takeover attempt have not been factored into the fourth quarter and full fiscal year 2011 guidance.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 9.5% to $1.03 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 9% and incremental sales of 1% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 11%. Same-store sales were driven by increased volumes of 6% and price of 3%.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical, and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 6% on a same-store sales basis as compared to the prior year quarter. Strategic products’ same store sales growth was lower than the overall same-store growth of 9% reflecting the non-cyclical nature of the Company’s strategic products. At this stage of the economic recovery, growth of the Company’s more cyclical core industrial gases and hardgoods sales growth is accelerating.

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

Net Sales	Three Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$936,704	$854,477	$82,227	10%
All Other Operations	105,575	96,134	9,441	10%
Intercompany eliminations	(7,815)	(5,848)	(1,967)

	$1,034,464	$944,763	$89,701	9.5%

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

Distribution business segment sales increased 10% compared to the prior year quarter with an increase in same-store sales of 9% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 4% and pricing up 3%. Hardgoods same-store sales increased 11% with volumes up 9% and pricing up 2%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 price increase. Distribution business segment daily sales increased 2% sequentially from the second fiscal quarter, reflecting improvements in both hardgoods and gas and rent daily sales rates.

Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 6% from the prior year quarter. Among strategic gas products, bulk gas sales were up 10% as bulk sales to industrial manufacturing, petrochemical and oil well services customers continued to recover. Sales of medical gases were up 3% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 6% driven primarily by higher volumes and increased demand for core specialty gases, including further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures, as well as improving conditions in petrochemical markets.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 8% in the current quarter, reflecting the improving manufacturing environment. The Company’s Radnor® private-label line was up 15% for the current quarter, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 7% for the current quarter as compared to the prior year quarter, reflecting accelerating growth in the Company’s core business. Revenues from the Company’s rental welder business experienced a 1% decline in same-store sales during the current quarter as compared to the prior year quarter, primarily as a result of continued weakness in non-residential construction.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 10% in total and on a same-store basis compared to the prior year quarter. The sales increase was driven primarily by higher volumes for ammonia used in DeNOx applications, as many large utilities are now required by law to run their nitrogen oxide abatement systems year-round instead of only during the summer months.

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

Consolidated gross profits (excluding depreciation) increased 9% compared to the prior year quarter, principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 40 basis points to 55.7% compared to 56.1% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the expected sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

Gross Profits (ex. Depr.)	Three Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$525,647	$482,302	$43,345	9%
All Other Operations	50,600	47,337	3,263	7%

	$576,247	$529,639	$46,608	9%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.1% versus 56.4% in the prior year quarter, a decrease of 30 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 90 basis points to 60.2% in the current quarter as compared to 61.1% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 7% compared to the prior year quarter, primarily as a result of increased ammonia sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 130 basis points to 47.9% in the current quarter from 49.2% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $18 million, or 5%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $20 million of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs, and approximately $3 million of incremental operating costs associated with acquired businesses. In the prior year quarter, the Company incurred a $4.9 million charge related to the Company’s withdrawal from some of its MEPPs, whereas in the current quarter there were no additional MEPP charges. As a percentage of net sales, SD&A expense decreased 170 basis points to 37.5% compared to 39.2% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

During the current quarter, the Company incurred $17.6 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation.

Depreciation expense of $56 million increased $2 million, or 5%, in the current quarter as compared to $54 million in the prior year quarter. The increase primarily reflects capital investments in revenue generating assets to support customer demand, such as cylinders and bulk tanks, and the SAP enterprise information system. Amortization expense of $6 million in the current quarter was consistent with the prior year quarter.

Operating Income

Consolidated operating income of $108 million increased 8% in the current quarter driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt and higher variable costs associated with sales growth. The consolidated operating income margin, which was negatively impacted by the significant costs related to the unsolicited takeover attempt, decreased slightly to 10.5% from 10.6% in the prior year quarter. The legal and professional fees and other costs related to the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected as a separate line item in the table below.

Operating Income	Three Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$114,176	$89,306	$24,870	28%
All Other Operations	11,748	10,683	1,065	10%
Unsolicited takeover attempt	(17,558)	—	(17,558)

	$108,366	$99,989	$8,377	8%

Operating income in the Distribution business segment increased 28% in the current quarter. The Distribution business segment’s operating income margin increased 170 basis points to 12.2% compared to 10.5% in the prior year quarter. The Distribution business segment’s operating income margin in the prior year quarter reflected the impact of a $4.9 million charge related to the Company’s withdrawal from some of its MEPPs, which reduced the prior year quarter’s operating income margin by 50 basis points. The remaining 120 basis point improvement in the operating income margin was driven by operating leverage on sales growth in the current quarter which more than offset higher variable costs associated with sales growth.

Operating income in the All Other Operations business segment increased 10% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 11.1% was consistent with the prior year quarter. The flat operating margin reflected operating leverage on sales growth in the refrigerants and carbon dioxide businesses offset by the impact of gross margin compression in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, totaled $18 million in the current quarter, representing an increase of $2 million, or 12%, compared to interest expense, net, and the discount on securitization of trade receivables in the prior year quarter. As a result of a change in accounting treatment effective April 1, 2010 related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall increase in interest expense, net (including the discount on securitization of trade receivables in the prior year quarter) was primarily the result of the one-time interest penalty of $2.6 million recognized in the current quarter. The current quarter’s interest expense also reflects the impact of higher interest rates on the Company’s new senior credit facility, entered into on September 13, 2010, and the 3.25% senior notes maturing October 1, 2015 issued September 30, 2010 offset by the Company’s partial redemption of its 7.125% 2018 Notes and by lower average debt levels than in the prior year quarter.

Income Tax Expense

The effective income tax rate was 38.6% of pre-tax earnings in the current quarter compared to 39.0% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2011 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $56 million, or $0.65 per diluted share, compared to $47 million, or $0.56 per diluted share, in the prior year quarter. The current quarter’s net earnings include costs related to Air Products’ unsolicited takeover attempt of $17.6 million ($11.1 million after tax) or $0.13 per diluted share and the one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share. The prior year quarter’s net earnings include charges related to withdrawals from MEPPs of $4.9 million ($3.0 million after tax) or $0.04 per diluted share and losses related to the early extinguishment of debt of $6.7 million ($4.2 million after tax) or $0.05 per diluted share.

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2009

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 9% to $3.1 billion for the nine months ended December 31, 2010 (“current period”) compared to the nine months ended December 31, 2009 (“prior year period”), driven by same-store sales growth of 8% and incremental sales of 1% contributed by acquisitions. Gas and rent same-store sales increased 6% and hardgoods increased 10%. Same-store sales were driven by increased volumes of 5% and price of 3%. Higher sales volumes for the current period reflect improvement in most of the Company’s geographies and customer segments, with the greatest strength in the manufacturing, utilities and petrochemical customer segments. The increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010. Strategic products account for more than 40% of net sales. For the current period, sales of strategic products increased 8% on a same-store sales basis as compared to the prior year period, which was consistent with the overall same-store sales increase of 8%.

Net Sales	Nine Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$2,812,829	$2,589,336	$223,493	9%
All Other Operations	359,408	320,757	38,651	12%
Intercompany eliminations	(23,454)	(18,248)	(5,206)

	$3,148,783	$2,891,845	$256,938	9%

Distribution business segment sales increased 9% compared to the prior year period with an increase in same-store sales of 7% and incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 5% with volumes up 3% and pricing up 2%. Hardgoods same-store sales increased 10% with volumes up 8% and pricing up 2%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 price increase.

Sales of strategic gas products sold through the Distribution business segment in the current period increased 7% from the prior year period. Among strategic gas products, bulk gas sales were up 10% as bulk sales to industrial manufacturing and petrochemical customers continued to recover, and bulk nitrogen for food-freezing applications continued to show strength. Sales of medical gases were up 4% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 7% driven primarily by higher volumes and increased demand for core specialty gases. The rising demand for the Company’s core specialty gases reflects further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures, improving conditions in petrochemical markets and spot sales of certain rare gases in the fiscal second quarter.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 12% in the current period, comparing favorably to the overall hardgoods same-store sales increase of 10% and reflecting broad-based increases that were most pronounced in the manufacturing customer base. The Company’s Radnor® private-label line was up 14% for the current period, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 5% for the current period as compared to the prior year period, reflecting accelerating growth in the Company’s core business. Revenues from the Company’s rental welder business experienced a 7% decline in same-store sales during the current period as compared to the prior year period, primarily as a result of continued weakness in non-residential construction.

The All Other Operations business segment sales increased 12% in total and on a same-store basis compared to the prior year period. The sales increase was driven by higher pricing and volumes for certain products in the refrigerants business and for ammonia used in DeNOx applications and chemicals processing.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) increased 8% principally due to the same-store sales increase for the current period. The consolidated gross profit margin (excluding depreciation) in the current period declined 60 basis points to 55.2% compared to 55.8% in the prior year period. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the expected sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

Gross Profits (ex. Depr.)	Nine Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$1,567,410	$1,457,617	$109,793	8%
All Other Operations	171,882	155,029	16,853	11%

	$1,739,292	$1,612,646	$126,646	8%

The Distribution business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.7% versus 56.3% in the prior year period, a decrease of 60 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 110 basis points to 59.9% in the current period as compared to 61.0% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to the prior year period, primarily as a result of increased refrigerants and ammonia sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 50 basis points to 47.8% in the current period from 48.3% in the prior year period. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing.

Operating Expenses

SD&A expenses increased $54 million, or 5%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were $37 million of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs, approximately $12 million of incremental operating costs associated with acquired businesses and $7 million in incremental costs associated with the SAP implementation. Furthermore, charges related to the Company’s withdrawal from some of its MEPPs were $4.6 million in the current period as compared to $6.6 million in the prior year period. As a percentage of net sales, SD&A expense decreased 150 basis points to 37.3% compared to 38.8% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

During the current period, the Company incurred $26 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation.

Depreciation expense of $167 million increased $9 million, or 6%, in the current period as compared to $158 million in the prior year period. The increase primarily reflects capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and the SAP enterprise information system, as well as approximately $2 million related to acquired businesses, partially offset by lower overall capital expenditures for the current period as compared to the prior year period. Amortization expense of $19 million in the current period increased by $3 million as compared to the prior year period reflecting amortization of intangibles acquired during both the current and prior year periods.

Operating Income

Consolidated operating income of $353 million increased 11% in the current period driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt, higher variable costs associated with sales growth, and incremental SAP implementation costs, offset by slightly lower MEPP withdrawal charges. The consolidated operating income margin, which was negatively impacted by significant costs related to the unsolicited takeover attempt, increased to 11.2% from 11.0% in the prior year period. The legal and professional fees and other costs related to the unsolicited takeover attempt were not allocated to the Company’s business segments, and are reflected as a separate line item in the table below.

Operating Income	Nine Months Ended December 31,
(In thousands)	2010	2009	Increase
Distribution	$323,322	$271,442	$51,880	19%
All Other Operations	55,592	46,273	9,319	20%
Unsolicited takeover attempt	(26,032)	—	(26,032)

	$352,882	$317,715	$35,167	11%

Operating income in the Distribution business segment increased 19% in the current period. The Distribution business segment’s operating income margin increased 100 basis points to 11.5% compared to 10.5% in the prior year period. Operating income in the Distribution business segment included charges related to the Company’s withdrawal from some of its MEPPs of $4.6 million in the current period and of $6.6 million in the prior year period that reduced the Distribution business segment’s operating income margin by 15 basis points in the current period and 25 basis points in the prior year period. The operating income margin increase was driven by operating leverage on sales growth in the current period which more than offset higher variable costs associated with sales growth and SAP implementation costs.

Operating income in the All Other Operations business segment increased 20% compared to the prior year period. The All Other Operations business segment’s operating income margin of 15.5% was 110 basis points higher than the operating income margin of 14.4% in the prior year period. The increase in operating margin was driven primarily by operating leverage on sales growth in the refrigerants, ammonia and carbon dioxide businesses which more than offset the impact of gross margin compression in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, was $46 million in the current period, representing a decrease of approximately $8 million, or 16%, compared to interest expense, net, and the discount on securitization of trade receivables in the prior year period. As a result of a change in accounting treatment effective April 1, 2010 related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net (including the discount on securitization of trade receivables in the prior year period) resulted from lower average debt balances in the current period as compared to aggregate debt and trade receivables securitization balances in the prior year period, partially offset by the $2.6 million one-time interest penalty in the current period related to the 2018 Notes.

Losses on the Extinguishment of Debt

As a result of the early termination of the Company’s prior revolving credit facility in September 2010, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the current period. The Company also repurchased $30 million of its 7.125% 2018 Notes and recognized losses on the early extinguishment of debt of $3.6 million, bringing the total losses on the extinguishment of debt to $4.2 million for the current period. For the prior year period, the Company redeemed $150 million of its 6.25% senior subordinated notes and repurchased $71.5 million of its 7.125% 2018 Notes, resulting in $8.7 million of losses on the extinguishment of debt. The losses on the extinguishment of debt reflected redemption premiums as well as the write-off of the associated unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate was 38.5% of pre-tax earnings in the current period compared to 38.9% in the prior year period. The Company expects the overall effective tax rate for fiscal 2011 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $187 million, or $2.19 per diluted share, compared to $156 million, or $1.87 per diluted share, in the prior year period. The current period’s net earnings include costs related to the unsolicited takeover attempt of $26.0 million ($16.4 million after tax) or $0.19 per diluted share, charges related to withdrawals from MEPPs of $4.6 million ($2.8 million after tax) or $0.03 per diluted share and losses related to the early extinguishment of debt of $4.2 million ($2.6 million after tax) or $0.03 per diluted share. The prior year period’s net earnings include charges related to withdrawals from MEPPs of $6.6 million ($4.1 million after tax) or $0.05 per diluted share and losses related to the early extinguishment of debt of $8.7 million ($5.5 million after tax) or $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $88 million for the nine months ended December 31, 2010, compared to $412 million in the prior year period. The reduction in net cash provided by operating activities during the nine months ended December 31, 2010 was principally driven by the new accounting treatment for the Company’s Securitization Agreement, which resulted in a $295 million use of cash in operating activities and a corresponding source of cash in financing activities in the current period. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its trade receivables securitization program. Under the new guidance, proceeds received under the securitization are treated as secured borrowings, which are classified as a financing activity on the Consolidated Statement of Cash Flows, whereas previously they were treated as proceeds from the sale of trade receivables, which were classified as an operating activity on the Consolidated Statement of Cash Flows. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. Accordingly, $295 million in new borrowings under the Securitization Agreement were classified as sources of cash under financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, these borrowings were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. Additionally, the $295 million increase in trade receivables was classified as a use of cash from operating activities.

The Company’s underlying business activities generated strong operating cash flows during the nine months ended December 31, 2010. Net earnings adjusted for non-cash and non-operating items provided cash of $442 million versus $400 million in the prior year. Adjusted cash from operations*, which essentially removes the impact of the change in accounting principle noted above and cash expenditures related to the Air Products unsolicited takeover attempt from the net cash used in or provided by operating activities, was $419 million in the current period as compared to $470 million in the prior year period. The decline in the adjusted cash from operations* was consistent with improving sales trends in the current period and declining sales trends in the prior year period. Improving sales in the current period contributed to cash used to support higher trade receivable and inventory levels while declining sales in the prior year period contributed to cash provided by falling trade receivable and inventory levels. Trade receivable collection rates and Days Sales Outstanding metrics, as well as inventory turns, remained relatively consistent for both the current and prior year periods. Likewise, free cash flow* of $255 million in the current period decreased from $289 million in the prior year period for principally the same reasons. However, free cash flow* reflected the added benefit of lower capital expenditures in the current year period as the Company has focused on maintaining capital expenditure levels at between approximately 5% and 6% of sales.

Net cash used in investing activities in the current period totaled $192 million and primarily consisted of cash used for capital expenditures. Cash used in investing activities decreased $69 million from the comparable prior year period primarily due to lower acquisition-related activities in the current period. During the nine months ended December 31, 2010, the Company paid $21 million to acquire six businesses and settle holdback liabilities. The largest of the businesses acquired was Conley Gas, Ltd., a supplier of pure gases to the specialty gas industry, with historical annual sales of approximately $9 million. In the prior year, the Company made acquisition-related cash payments of $75 million primarily associated with the purchase of four businesses, the largest of which was Tri-Tech, a Florida-based industrial gas and welding supply distributor with approximately $31 million in historical annual sales.

Net cash provided by financing activities in the current period totaled $91 million as compared with a use of cash of $165 million in the prior year period. The change in accounting principle for the Securitization Agreement noted above resulted in the net source of cash from financing activities in the current period. Absent the change in accounting principle, the Company repaid a net $187 million of debt during the current period principally attributable to the Company’s credit facility and through open market purchases of the Company’s 2018 Notes. The Company repaid a net $149 million of debt during the prior year period. The Company also paid dividends of $60 million, or $0.25 per share in the current and second quarters and $0.22 per share in the first quarter, as compared to $44 million, or $0.18 per share in each of the first three quarters in the prior year.

On January 21, 2011, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.29 per share, an increase of 16% over the previous quarterly dividend of $0.25 per share. The dividend is payable March 31, 2011 to stockholders of record as of March 15, 2011. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, cash flows, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

*	See Reconciliations of Non-GAAP Financial Measures

Financial Instruments

Senior Subordinated Note Redemption

During the nine months ended December 31, 2010, the Company repurchased $30.0 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt for the repurchase of the 2018 Notes were $3.6 million for the nine months ended December 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

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

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company’s then existing senior credit facility with an aggregate commitment of $1.7 billion (the “Prior Credit Facility”) was terminated and all obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the nine months ended December 31, 2010 related to the write-off of unamortized debt issuance costs.

As of December 31, 2010, the Company had $146 million of borrowings under the Credit Facility, including $100 million under the U.S. dollar revolver and $46 million under the multi-currency revolver. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2010, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.39% and 2.86%, respectively.

The Company also maintains a committed revolving line of credit of up to €3.0 million (U.S. $4.0 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2010, French revolving credit borrowings were €2.4 million (U.S. $3.2 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of December 31, 2010, the effective interest rate on the French revolving credit borrowings was 2.89%. The maturity date of the French revolving line of credit is June 30, 2011.

Total Borrowing Capacity

As of December 31, 2010, $562 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar- for- dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2010, the Company’s leverage ratio was 2.2.

At December 31, 2010, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below.

The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement was renewed and expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2010, there were no advances outstanding under the agreement.

In January 2011, the Company entered into an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR.

Senior Notes

On September 30, 2010, the Company issued $250 million of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount and yield 3.283%. The net proceeds from the sale of the 2015 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year commencing April 1, 2011. Additionally, the Company has the option to redeem the 2015 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At December 31, 2010, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At December 31, 2010, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At December 31, 2010, the Company had $215 million of its 2018 Notes outstanding with a maturity date of October 1, 2018. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the quarter ended December 31, 2010, the Company incurred a one-time interest penalty payable to holders of the 2018 Notes in the amount of $2.6 million, relating to the late removal of the restrictive legend on these notes. The Company has classified these charges as interest expense.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2010, acquisition and other notes totaled $10.8 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 95 basis points. At December 31, 2010, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2012 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at December 31, 2010 was $295 million.

Interest Rate Derivatives

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At December 31, 2010, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

The Company designated fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Securitization Agreement. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

During the nine months ended December 31, 2010, fixed interest rate swaps with an aggregate notional amount of $250 million matured, and at December 31, 2010 the Company is not party to any fixed interest rate swap agreements.

For the nine months ended December 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $4.0 million, or $2.7 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the nine months ended December 31, 2010.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component of AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the nine months ended December 31, 2010, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2010, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At December 31, 2010, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2010, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.07% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2010, the fair value of the variable interest rate swaps increased by $7.1 million to an asset of $6.4 million and was recorded in “Other non-current assets.” The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $7.1 million and was recorded in “Long-term debt.” The Company records the gain or loss on the hedged item (the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net loss on the hedge for the nine months ended December 31, 2010 was immaterial.

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

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.9 million.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of December 31, 2010:

(In thousands)			Payments Due by Period
Contractual Obligations	Total	Remainder of fiscal 2011 (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$1,620,871	$1,826	$305,097	$848,309	$465,639
Estimated interest payments on long-term debt (2)	267,061	14,513	111,695	83,058	57,795
Estimated receipts on interest rate swap agreements (3)	(6,449)	—	—	(6,449)	—
Non-compete agreements (4)	18,053	1,248	8,186	5,751	2,868
Letters of credit (5)	41,859	500	41,359	—	—
Operating leases (6)	238,499	21,004	125,332	58,531	33,632
Purchase obligations:
Liquid bulk gas supply agreements (7)	704,413	31,560	227,717	202,077	243,059
Liquid carbon dioxide supply agreements (8)	184,151	4,984	35,321	25,702	118,144
Ammonia supply agreements (9)	4,856	1,190	3,666	—	—
Other purchase commitments (10)	685	685	—	—	—
Construction commitments (11)	32,932	1,682	31,250	—	—

Total Contractual Obligations	$3,106,931	$79,192	$889,623	$1,216,979	$921,137

(a)

The “Remainder of fiscal 2011” column relates to obligations due in fiscal 2011. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2014 and 2015. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2016 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2010. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2010. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of December 31, 2010. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

(4)

Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreements.

(5)

Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)

The Company’s operating leases at December 31, 2010 include approximately $184 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $28 million related to its leased vehicles.

(7)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take- or- pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen, and argon. Additionally, the Company purchases helium gas from Air Products under long-term supply agreements. Based on the volume of fiscal 2011 purchases, the Air Products supply agreements represent approximately $53 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $14 million and they expire at various dates through 2024.

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

Reconciliations of Non-GAAP Financial Measures (Unaudited)

Free Cash Flow and Adjusted Cash from Operations

Reconciliations and computations of free cash flow and adjusted cash from operations:

	Nine Months Ended December 31,
(Amounts in thousands)	2010	2009
Net cash provided by operating activities	$88,425	$411,735
Adjustments to cash provided by operating activities:
Cash used by the securitization of trade receivables	295,000	43,500
Stock issued for employee stock purchase plan	11,015	11,336
Tax benefit realized from the exercise of stock options	6,373	3,824
Cash expenditures related to unsolicited takeover attempt	18,059	—

Adjusted cash from operations	418,872	470,395

Capital expenditures	(180,522)	(191,674)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	10,629	8,889
Operating lease buyouts	6,418	1,687

Adjusted capital expenditures	(163,475)	(181,098)

Free cash flow	$255,397	$289,297

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

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intention to negotiate its withdrawal from the MEPPs provided for in three remaining CBAs that provide for such plans through fiscal 2012 and the Company’s estimate of $6.5 million in withdrawal liabilities to be incurred upon successful negotiation of all remaining plans; the benefits to be derived from the SAP implementation, including the Company’s estimate of an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the Company’s expectation of earnings of $0.82 to $0.86 per diluted share for the fourth quarter ending March 31, 2011 and earnings per diluted share of $3.01 to $3.05 for the full fiscal year 2011; the Company’s estimate that it will incur $0.04 and $0.10 per diluted share of incremental expense associated with the Company’s SAP implementation for the fourth quarter and full year of fiscal 2011, respectively; the Company’s expectation that it will incur additional costs in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation that its overall effective tax rate for fiscal 2011 will range from 38.0% to 39.0% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from Accumulated Other Comprehensive Income into earnings within the next twelve months; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1.9 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2011 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from MEPPs; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee; costs and charges associated with the Air Products’ unsolicited takeover attempt; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at December 31, 2010. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$1.9	$5.4	$1.5	$1.3	$0.5	$0.2	$10.8	11.3
Interest expense	0.2	0.4	0.1	0.08	0.02	0.01	0.8
Average interest rate	6.04%	6.14%	6.09%	5.53%	4.64%	3.49%
Senior notes due 10/1/2013	$—	$—	$—	$300.0	$—	$—	$300.0	309.3
Interest expense	2.0	8.6	8.6	4.3	—	—	23.5
Interest rate	2.85%	2.85%	2.85%	2.85%	—%	—%
Senior notes due 9/15/2014	$—	$—	$—	$—	$400.0	$—	$400.0	417.5
Interest expense	4.5	18.0	18.0	18.0	8.3	—	66.8
Interest rate	4.50%	4.50%	4.50%	4.50%	4.50%	—%
Senior notes due 10/1/2015	$—	$—	$—	$—	$—	$250.0	$250.0	250.2
Interest expense	2.1	8.1	8.1	8.1	$8.1	$4.1	38.6
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	234.8
Interest expense	3.7	15.4	15.4	15.4	15.4	53.7	119.0
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$—	$—	$100.3	$—	$100.3	100.3
Interest expense	0.6	2.4	2.4	2.4	1.1	—	8.9
Interest rate (a)	2.39%	2.39%	2.39%	2.39%	2.39%	—%
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$46.2	$—	$46.2	46.2
Interest expense	0.5	1.3	1.3	1.3	0.6	—	5.0
Interest rate (a)	2.86%	2.86%	2.86%	2.86%	2.86%	—%
Revolving credit borrowings - France	$—	$3.2	$—	$—	$—	$—	$3.2	3.2
Interest expense	0.02	0.03	—	—	—	—	0.05
Interest rate (a)	2.89%	2.89%	—%	—%	—%	—%

(In millions)	3/31/2011 (a)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	Thereafter	Total	Fair Value
Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.6
Interest expense	0.9	3.5	—	—	—	—	4.4
Interest Rate Swaps:
5 swaps receive fixed/pay variable notional amounts	$—	$—	$—	300.0	$—	$—	$300.0	(6.4)
Swap payments (receipts)	—	—	—	(6.4)	—	—	(6.4)
Variable forward pay rate = 2.07%
Weighted average receive rate = 2.85%

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

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of December 31, 2010, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has an ongoing initiative to implement a new enterprise information system (the “SAP system”). The SAP system will be implemented in stages, by business unit, through fiscal 2014. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. In addition, the Company is the target of an unsolicited takeover attempt commenced by Air Products & Chemicals, Inc. (“Air Products”). In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products seeks, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties and a mandatory injunction ordering the Company and its directors to redeem the Company’s rights plan and approve the Air Products offer under Del. G.C.L. § 203 and Article VI of the Company’s charter. The Company and its directors believe that the claims made by Air Products are without merit and are defending against them vigorously.

Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which have been consolidated, allege, among other things, that the members of the Airgas Board have failed to fulfill their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan. The plaintiffs seek equitable relief, as well as an award of compensatory damages, costs and attorneys’ fees. The Company and its directors believe that the claims made by the stockholder plaintiffs are without merit and are defending against them vigorously. A five-day trial in the actions brought by Air Products and the shareholder plaintiffs was held from October 4 to 8, 2010 and a supplemental evidentiary hearing was held from January 25 to 27, 2011. No decision has been rendered.

On September 15, 2010, the Company and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring an annual meeting on January 18, 2011, four months after the September 15, 2010 annual meeting, was invalid under Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, the Delaware Court of Chancery ruled that the By-Law amendment was valid. The Company and the directors involved appealed that ruling to the Supreme Court of Delaware and on November 23, 2010, the Supreme Court of Delaware found that the By-Law amendment was invalid and reversed the judgment of the Court of Chancery.

As disclosed in Note 17 to the consolidated financial statements, the Company has incurred substantial legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation through December 31, 2010. A significant portion of these fees and other costs represent up-front accruals for the minimum obligations to the Company’s advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with the unsolicited takeover attempt and the related litigation.

Item 1A.	Risk Factors

Other than the risk factor noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Air Products’ unsolicited takeover attempt may require us to incur significant additional costs.

In February 2010, Air Products made public an unsolicited proposal to acquire the Company and subsequently commenced a $60 per share cash tender offer for all outstanding shares of common stock of the Company. After careful consideration and consultation with Airgas’ financial and legal advisors, the Airgas Board, by unanimous vote at a meeting on February 20, 2010, determined that the consideration to be received pursuant to the tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On July 8, 2010, Air Products revised its tender offer to $63.50 per share in cash. After careful consideration at meetings on July 15 and July 20, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On September 6, 2010, Air Products revised its tender offer to $65.50 per share in cash. After careful consideration at a meeting held on September 8, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer was inadequate and not in the best interests of Airgas or Airgas’ stockholders. On December 9, 2010, Air Products revised its tender offer to $70.00 per share in cash. After careful consideration at a meeting held on December 21, 2010 and consultation with Airgas’ financial and legal advisors, the Airgas Board unanimously determined that the consideration to be received pursuant to the revised tender offer is inadequate and not in the best interests of Airgas or Airgas’ stockholders.

Air Products also initiated a proxy contest to elect three directors to Airgas’ Board and to amend certain provisions of the Company’s By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company’s Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were cast in favor of certain By-Law amendments proposed by Air Products. On September 15, 2010, the Company and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, was invalid under both Delaware law and Airgas’ charter. In a ruling dated October 8, 2010, the Delaware Court of Chancery ruled that the By-Law amendment was valid. Airgas and the directors involved appealed that ruling to the Supreme Court of Delaware and on November 23, 2010, the Supreme Court of Delaware found that the By-Law amendment was invalid and reversed the judgment of the Court of Chancery.

Since February 2010, the Company has incurred $49.5 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation, of which $17.6 million and $26.0 million were recognized during the three and nine months ended December 31, 2010, respectively. The majority of the prior year costs represent up-front accruals for the minimum obligations to the Company’s financial advisors. The Company expects to incur additional fees and other costs and charges in the future in connection with Air Products’ unsolicited takeover attempt and the related litigation.

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

Dated: February 4, 2011	AIRGAS, INC.

(Registrant)

	BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller
(Principal Accounting Officer

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