Form 10-K
period 2011-03-31
AIRGAS INC
filed 2011-05-26
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, Pennsylvania	19087-5283
(Address of principal executive offices)	(Zip Code)

(610) 687-5253

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 75,832,680 shares of voting stock held by non-affiliates of the registrant was approximately $5.2 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2010. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

The number of shares of common stock outstanding as of May 20, 2011 was 78,499,297.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (when it is filed) will be incorporated by reference into Part III of this Report.

AIRGAS, INC.

PART I

PART I

ITEM 1.	BUSINESS.

GENERAL

Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986 and, through its subsidiaries, is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants and ammonia products. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. Products reach customers through an integrated network of more than 14,000 employees and approximately 1,100 locations including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. The Company’s national scale and strong local presence offer a competitive edge to its diversified customer base.

The Company’s consolidated sales were $4.25 billion, $3.88 billion and $4.36 billion in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries, based on the point of sale, were $75 million, $77 million and $86 million in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4.0% of the consolidated total long-lived assets of the Company and were $142 million, $141 million and $116 million at March 31, 2011, 2010 and 2009, respectively.

Since its inception, the Company has made approximately 400 acquisitions. During fiscal 2011, the Company acquired eight businesses with aggregate historical annual sales of more than $21 million. The largest of these businesses was Conley Gas, Ltd., a supplier of pure gases to the specialty gas industry. The La Porte, Texas-based business purifies, repackages and distributes high-purity hydrocarbons such as methane and ethylene. The Company acquired these eight businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations. The Company paid a total of $21.2 million in cash to acquire these businesses and settle holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. See Note 3 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.

The Company has two reporting segments, Distribution and All Other Operations. The Distribution business segment primarily engages in the distribution of industrial, medical and specialty gases and hardgoods, and in the production of gases to supply the regional distribution companies. The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 21 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows.

DISTRIBUTION BUSINESS SEGMENT

The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2011, 2010 and 2009.

Principal Products and Services

The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment’s business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 60%, 61% and 57% of the Distribution business segment’s sales in fiscal years 2011, 2010 and 2009, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 40%, 39% and 43% of the Distribution business segment’s sales in fiscal years 2011, 2010 and 2009, respectively.

Principal Markets and Methods of Distribution

The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. Airgas’ market focus has primarily been on packaged gas distribution supplying customers with product in gaseous form in cylinders, in liquid form in dewars, and in less-than-truckload liquid bulk quantities. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for packaged gases and welding hardgoods to have been approximately $13 billion in annual revenue during its fiscal 2011. Packaged gases and welding hardgoods are generally delivered to customers on Company-owned or leased trucks, although third-party carriers are also used in the delivery of welding and safety products, and customers can purchase products at retail branch stores and through catalogs and eBusiness.

Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with an estimated 25% market share. The Company’s competitors in this market include local and regional independent distributors that account for about half of the market’s annual revenues, and vertically integrated gas producers, which account for the remainder of the market. Packaged gas distribution is a localized business because it is generally not economical to transport gas cylinders more than 50 to 100 miles. The localized nature of the business makes these markets highly competitive and competition is generally based on reliable product delivery, product availability, technical support, quality and price.

Customer Base

The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers. The Company’s largest customer accounts for approximately 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total fiscal 2011 net sales:

•	Repair & Maintenance (29%)

•	Industrial Manufacturing (26%)

•	Energy and Infrastructure Construction (10%)

•	Medical (9%)

•	Petrochemical (7%)

•	Food and Beverage (6%)

•	Retail and Wholesale (3%)

•	Analytical (2%)

•	Utilities (3%)

•	Transportation (2%)

•	Other (3%).

Supply

The Company’s atmospheric gas production capacity includes 15 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest producer of atmospheric gases in North America. In addition, the Company purchases atmospheric and other gases pursuant to contracts with national and regional producers of industrial gases. The Company is party to a long-term take-or-pay supply agreement in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon and helium. The Company is committed to purchase approximately $53 million annually in bulk gases under the Air Products supply agreements. The Company also has long-term take-or-pay supply agreements with The Linde Group, AG (“Linde AG”) to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $49 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. The agreements expire at various dates through June 2024, and annual purchases under these contracts are approximately $14 million. The annual purchase commitments above reflect future minimum purchase commitments at current pricing.

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

Carbon Dioxide & Dry Ice

Airgas is a leading supplier of liquid carbon dioxide and dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within this business, as the Company generally experiences a higher level of dry ice sales during the warmer months. With 11 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the United States. Additionally, Airgas operates six carbon dioxide production facilities. The Company’s carbon dioxide production capacity is supplemented by long-term take-or-pay supply contracts.

Nitrous Oxide

Airgas is the largest manufacturer of nitrous oxide gas in the U.S., with four nitrous oxide production facilities operated by the Company. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and in the manufacturing process of certain electronics industries. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.

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

AIRGAS GROWTH STRATEGIES

The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company’s infrastructure and customer base, by pursuing acquisitions in the Company’s core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:

•

a new customer-centric sales and marketing alignment that provides leadership and strategic support throughout all sales channels, particularly the strategic accounts program, allowing the Company to leverage its unique combination of products, application technology and service, as well as its unrivaled national foot print;

•

strategic products, which have strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof (e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products);

•	enhanced training, tools and resources for all associates, including installing a new enterprise information system;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	acquisitions to complement and expand its business and to leverage its significant national platform.

REGULATORY AND ENVIRONMENTAL MATTERS

The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2011 were not material.

INSURANCE

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2011, 2010 and 2009, these programs had high deductible limits of $1 million per occurrence. For fiscal 2012, the high deductible limits will remain $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.

EMPLOYEES

On March 31, 2011, the Company employed more than 14,000 associates. Less than 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

The Company holds the following trademarks: “Airgas,” “Airgas National Welders,” “Airgas National Carbonation,” “Airgas National Cryogenics,” “Airgas Total Access,” “Airgas Retail Solutions,” “AcuGrav,” “AIM,” “AiRx,” “AIR BOSS,” “Aspen,” “Aspen Refrigerants,” “Any Refrigerant, Any Place, Any Time,” “For All Your Refrigerant Needs,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Gaspro,” “GAIN,” “MasterCut,” “Walk- O2 -Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “OUTLOOK,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” “UNATIG,” “EZ-Cyl,” “FreezeRight,” “Freshblend,” “Reklaim,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You’re Ready To Weld,” “WelderHelper” and “Your Total Ammonia Solution” and a service mark for “You’ll find it with us.”

The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

Name	Age	Position

Peter McCausland	61	President and Chief Executive Officer
Michael L. Molinini	60	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	54	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	53	Senior Vice President and Chief Information Officer
Dwight T. Wilson	55	Senior Vice President - Human Resources
Leslie J. Graff	50	Senior Vice President - Corporate Development
Robert H. Young, Jr.	60	Senior Vice President and General Counsel
Max D. Hooper	51	Division President - West
B. Shaun Powers	59	Division President - East
Andrew R. Cichocki	48	Division President - Process Gases and Chemicals
Thomas M. Smyth (1)	57	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.

Mr. McCausland has been an Airgas director from June 1986 until September 15, 2010 and from September 23, 2010 to the present and served as Chairman of the Board from 1987 to September 15, 2010. Mr. McCausland has also served as the Chief Executive Officer of Airgas since May 1987 and President of Airgas from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999 and from January 2005 to the present. Mr. McCausland serves as a director of the Fox Chase Cancer Center, the Independence Seaport Museum and The Philadelphia Orchestra. Mr. McCausland also serves on the Board of Visitors of the Boston University School of Law and the College of Arts and Sciences of the University of South Carolina.

Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President - Hardgoods Operations from August 1999 to January 2005 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. (“National Welders”) from 1991 to 1997.

Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as Vice President and Controller from the time he joined Airgas in June 2001 to September 2006. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.

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

Mr. Graff has been Senior Vice President - Corporate Development since August 2006. Prior to that, Mr. Graff held various positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President - Corporate Development, and Vice President - Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff served with KPMG LLP from 1983 to 1989.

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

Mr. Hooper has been Division President - West since December 2005. Prior to this role, Mr. Hooper was President of Airgas West from 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company, in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.

Mr. Powers has been Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.

Mr. Cichocki has been Division President - Process Gases and Chemicals since July 2008. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas’ joint venture, National Welders, from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and for ten years as Vice President of Corporate Development.

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

COMPANY INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day that they are filed with or furnished to the SEC.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the link “Company Information,” “About Airgas,” “Corporate Governance.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:

Airgas, Inc.

Attention: Investor Relations

259 N. Radnor-Chester Rd.

Radnor, PA 19087-5283

Telephone: (610) 902-6256

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines as well as charters for its Audit Committee, Finance Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.

Certifications

The Company has filed certifications of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2011, 2010 and 2009.

ITEM 1A.	RISK FACTORS.

In addition to risk factors discussed in MD&A under “Critical Accounting Estimates” and elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.

We face risks related to general economic conditions, which may impact the demand for and supply of our products and our results of operations.

Demand for our products depends in part on the general economic conditions affecting the United States and, to a lesser extent, the rest of the world. Although our diverse product offering and customer base help provide relative stability to our business in difficult times, a broad decline in general economic conditions could result in customers postponing capital projects and could negatively impact the demand for our products and services as well as our customers’ ability to fulfill their obligations to us. Falling demand could lead to lower sales volumes, lower pricing and/or lower profit margins. A protracted period of lower product demand and profitability could result in diminished values for both tangible and intangible assets, increasing the possibility of future impairment charges. Further, suppliers could be impacted by an economic downturn, which could impact their ability to fulfill their obligations to us. Although current economic conditions are favorable, should economic conditions deteriorate, our financial condition and cash flows could be adversely affected.

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

The cost of industrial gases represents a significant percentage of our operating costs. The production of industrial gases requires significant amounts of electric energy. Therefore, industrial gas prices have historically increased as the cost of electric power increases. Price increases for oil and natural gas have historically resulted in electric power surcharges. In addition, a significant portion of our distribution expenses consists of diesel fuel costs. Energy prices can be volatile and may rise in the future, resulting in an increase in the cost of industrial gases and/or the cost to distribute them. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.

Our financial results may be adversely affected by gas supply disruptions/constraints.

We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally, we operate 15 air separation plants, 16 acetylene plants and six carbon dioxide liquification plants, which provide us with substantial production capacity. Our long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of raw materials and certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. In the past, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.

U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.

As of March 31, 2011, we had total consolidated debt of approximately $1.9 billion, which had an average length to maturity of approximately four years. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and costly. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through derivative and diversified debt obligations, approximately 50% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Finally, our cost of borrowing can be affected by debt ratings assigned by independent rating agencies which are based in large part on our performance as measured by certain liquidity metrics. An adverse change in these debt ratings could increase the cost of borrowing and make it more difficult to obtain financing on favorable terms.

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

Our performance substantially depends on the efforts and abilities of our senior management team, including our President and Chief Executive Officer, other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.

We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, vehicle accidents, contractual disputes or employment matters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.

We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.

We maintain insurance coverage for workers’ compensation, auto and general liability claims with significant per claim deductibles. In the past, we have incurred significant workers’ compensation, auto and general liability losses. Such losses could impact our profitability. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.

Catastrophic events may disrupt our business and adversely affect our operating results.

Although our operations are widely distributed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or a supplier’s plant, or natural disasters, such as hurricanes, tornadoes and earthquakes, could result in significant property losses, employee injuries and third-party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs and increased bad debts.

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

Recent health care legislation in the United States contains provisions that will significantly impact government reimbursement of health-care costs. Many of these provisions will be effective in future years. Therefore, this legislation’s impact on our health-care customers and the products and services we offer them is unclear and may be detrimental. We continue to monitor developments with respect to this evolving legislation.

We face risks in connection with our current project to install a new enterprise information system for our business.

We continue our phased implementation of a new enterprise information system (“SAP”) for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications and project coordination. Although our SAP implementation process includes more than fifteen months of design and testing, which is intended to minimize business disruption and conversion risks, we may experience disruptions in our business operations related to this implementation effort. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, loss of personnel, a reduction in our ability to process transactions, harm to our control environment, and unanticipated increases in costs.

We face risks in connection with our new divisional alignment and restructuring of our accounting and certain administrative functions.

In May 2011 in conjunction with the SAP implementation, we announced that we will consolidate the accounting and certain administrative functions of our twelve regional distribution companies into four Business Support Centers. Currently, each of the regional distribution companies operates with its own accounting group and administrative functions. The consolidation of our regional company accounting and certain administrative functions is expected to support the net operating income benefits anticipated as part of the SAP project. However, the cost of such consolidation, which includes severance, transition staffing, relocation and other costs, could exceed our estimates. The administrative efficiencies, which we believe will result from the consolidation, may not be realized to the extent anticipated, thereby reducing the operating income benefit. Additionally, key personnel may not relocate to the new Business Support Centers and employees affected by the consolidation may leave us prior to completing the transition efforts, which may slow the process and increase its cost.

We face risks that the full amount and/or timing of the anticipated net operating income benefits from our SAP implementation may not be realized.

We have announced expected incremental annual operating income benefits in the range of $75 to $125 million on an annual run-rate basis. By December 2013, we expect to be at the run-rate of the mid-point of the target operating income benefits range. However, unanticipated delays in the SAP system implementation could adversely affect the timing of when these benefits may be realized. In addition, adverse market conditions could slow anticipated accelerated sales growth, the realization of pricing management benefits, and attainment of administrative and operating efficiencies.

Market conditions and other uncertainties may unfavorably impact our withdrawal liabilities from multi-employer pension plans.

We have and continue to participate in multi-employer pension plans that provide defined benefits to union employees under the provisions of collective bargaining agreements. Multi-employer pension plans generally provide retirement benefits to participants based on their service to contributing employers. As we negotiate changes in collective bargaining agreements and cease making contributions to certain multi-employer pension plans, estimates for withdrawal liabilities must be recorded in our consolidated financial statements. At March 31, 2011, estimated liabilities for multi-employer pension plans from which we have withdrawn amounted to $16 million. These estimates and estimates for plans in which we still participate are based on numerous assumptions that continually change and information that is not always current, and can take a number of years to settle. Furthermore, the investment assets in these plans are subject to market fluctuations and may significantly increase potential withdrawal liabilities during market downturns. As a result, increases in future withdrawal liabilities from multi-employer pension plans could have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company operates in 48 states, Canada and to a lesser extent Mexico, Russia, Dubai and Europe. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

The Company’s Distribution business segment operates a network of multiple use facilities consisting of more than 875 branches, approximately 300 cylinder fill plants, 61 regional specialty gas laboratories, nine national specialty gas laboratories, one medical equipment facility, one research and development center, one specialty gas equipment center, 16 acetylene plants and 15 air separation units, as well as six national hardgoods distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in 48 states and internationally in Canada, Mexico, Russia, Dubai and Europe. The Company owns approximately 42% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees, generally former owners of acquired businesses, and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

The Company’s All Other Operations business segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 75 branch/distribution locations, six liquid carbon dioxide and 11 dry ice production facilities, and four nitrous oxide production facilities. The Company owns approximately 26% of these facilities. The remaining facilities are leased from third parties.

During fiscal 2011, the Company’s production facilities operated at approximately 72% of capacity based on an average daily production period of 16 hours. If required, additional shifts could be run to expand production capacity.

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

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products sought, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which were later consolidated, alleged, among other things, that the members of the Airgas Board breached their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan.

On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and by the plaintiffs in the stockholder class action lawsuits, and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed by Air Products or the stockholder plaintiffs.

As disclosed in Note 23 to the Consolidated Financial Statements, the Company incurred substantial legal and professional fees related to the Air Products takeover attempt and litigation through March 31, 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2009 to March 31, 2011:

	High	Low	Dividends Per Share

Fiscal 2011
First Quarter	$64.40	$59.79	$0.22
Second Quarter	68.04	62.04	0.25
Third Quarter	71.00	61.10	0.25
Fourth Quarter	66.78	60.87	0.29

Fiscal 2010
First Quarter	$45.18	$34.46	$0.18
Second Quarter	50.21	37.44	0.18
Third Quarter	50.65	44.36	0.18
Fourth Quarter	65.71	42.26	0.22

The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on May 20, 2011, was $66.86 per share. As of May 20, 2011, there were 360 stockholders of record.

On May 17, 2011, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.29 per share, which is payable on June 30, 2011 to stockholders of record as of June 15, 2011. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stockholder Return Performance Presentation

Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Chemicals Index for the five year period that began April 1, 2006 and ended March 31, 2011.

The Company believes the use of the S&P 500 Index and the S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size to Airgas.

	March 31	2006	2007	2008	2009	2010	2011

♦	Airgas, Inc.	100.00	108.61	118.10	88.99	170.04	180.31
■	S&P 500 Index	100.00	111.83	106.15	65.72	98.43	113.83
▲	S&P 500 Chemicals Index	100.00	119.51	140.44	88.30	126.35	161.53

The graph above assumes that $100 was invested on April 1, 2006 in Airgas, Inc. common stock, the S&P 500 Index and the S&P 500 Chemicals Index.

Stock Repurchase Programs

On February 16, 2011, the Company announced plans to purchase up to $300 million of Airgas, Inc. common stock under a stock repurchase plan approved by the Executive Committee of the Company’s Board of Directors. During fiscal 2011, 4,780,008 shares of Company common stock were repurchased and the $300 million repurchase authorization was exhausted.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

2/16/11-2/28/11	1,972,812	$62.99	1,972,812	$175,733,651
3/1/11-3/31/11	2,807,196	$62.60	2,807,196	$0

Total	4,780,008	$62.76	4,780,008

On May 5, 2011, the Company announced a program to repurchase up to $300 million of its outstanding shares of common stock. As of May 4, 2011, Airgas had approximately 79.8 million common shares outstanding. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program will be funded under the Company’s existing credit facility, has no pre-established closing date, and may be suspended or discontinued at any time.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2011 (1)	2010 (2)	2009	2008 (3)	2007 (4)

Operating Results:
Net sales	$4,251,467	$3,875,153	$4,361,479	$4,028,253	$3,214,809

Depreciation and amortization	$250,518	$234,949	$220,795	$189,775	$147,343

Operating income	$468,381	$399,598	$524,868	$475,824	$341,497
Interest expense, net	60,054	63,310	84,395	89,485	60,180
Discount on securitization of trade receivables	—	5,651	10,738	17,031	13,630
Losses on the extinguishment of debt	4,162	17,869	—	—	12,099
Other income (expense), net	1,958	1,332	(382)	1,454	1,556
Income taxes	156,357	117,800	168,265	144,184	99,883
Minority interest in earnings of consolidated affiliate	—	—	—	(3,230)	(2,845)

Net earnings	$249,766	$196,300	$261,088	$223,348	$154,416

NET EARNINGS PER COMMON SHARE
Basic earnings per share	$2.99	$2.39	$3.19	$2.74	$1.98

Diluted earnings per share	$2.93	$2.34	$3.12	$2.66	$1.92

Dividends per common share declared and paid (5)	$1.01	$0.76	$0.56	$0.39	$0.28

Balance Sheet and Other Data at March 31:
Working capital	$556,142	$235,692	$296,442	$132,323	$121,543
Total assets	4,935,881	4,495,932	4,426,310	3,987,264	3,333,457
Current portion of long-term debt	9,868	10,255	11,058	40,400	40,296
Long-term debt	1,842,994	1,499,384	1,750,308	1,539,648	1,309,719
Deferred income tax liability, net	722,954	652,389	576,715	439,782	373,246
Other non-current liabilities	70,548	72,972	79,231	80,104	39,963
Minority interest in affiliate	—	—	—	—	57,191
Stockholders’ equity	1,734,882	1,795,544	1,571,755	1,413,336	1,125,382
Capital expenditures for years ended March 31,	256,030	252,828	351,912	267,378	238,274

(1)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2011 include $44.4 million ($28.0 million after tax) or $0.33 per diluted share in costs related to an unsolicited takeover attempt and $4.6 million ($2.8 million after tax) or $0.03 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2011 are a charge of $4.2 million ($2.6 million after tax) or $0.03 per diluted share for the early extinguishment of debt and a one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share related to the late removal of the restrictive legend on the Company’s 7.125% senior subordinated notes. On April 1, 2010, the Company adopted a new accounting standard for transfers of financial assets, which affected the accounting treatment of its trade receivables securitization program. The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at March 31, 2011. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition, in fiscal 2011, of both the trade receivables securitized under the program and the borrowings they collateralize, which led to a $295 million increase in working capital, total assets and long-term debt in the table above. With respect to the Company’s operating results, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle.

(2)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2010 include $23.4 million ($14.8 million after tax) or $0.18 per diluted share in costs related to an unsolicited takeover attempt and $6.7 million ($4.1 million after tax) or $0.05 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2010 are a charge of $17.9 million ($11.3 million after tax) or $0.14 per diluted share for the early extinguishment of debt and a tax benefit of $2.2 million or $0.03 per diluted share associated with the reorganization of certain facilities within the All Other Operations business segment. Additionally, certain reclassifications were made to the operating results in the table above to conform to the current period presentation. These reclassifications resulted in increasing revenue, as well as expenses, for the fiscal years 2010 and prior and were not material. The Company’s operating income and net earnings for the prior period were not impacted by the reclassifications.

(3)	The results for fiscal 2008 include a one-time, non-cash, after tax charge of $2.5 million, or $0.03 per diluted share, related to the National Welders Exchange Transaction through which the joint venture became a 100% owned subsidiary. Also included in the results for fiscal 2008 is a tax benefit of $1.3 million or $0.01 per diluted share, due to additional guidance issued with respect to a prior year change in Texas state income tax law. Fiscal 2008 acquisition integration costs, principally related to the Linde AG Bulk Gas and Linde AG Packaged Gas acquisitions, were $10.1 million ($6.2 million after tax) or $0.06 per diluted share.

(4)	The results for fiscal 2007 include a charge of $12.1 million ($7.9 million after tax), or $0.10 per diluted share, for the early extinguishment of debt and a tax benefit of $0.02 per diluted share related to a change in Texas state income tax law.

(5)	The Company paid its stockholders quarterly cash dividends of $0.22 per share at the end of the first quarter and $0.25 per share at end of the second and third quarters of fiscal 2011. In the fourth quarter of fiscal 2011, the Company paid dividends of $0.29 per share. In fiscal 2010, the Company paid its stockholders quarterly cash dividends of $0.18 per share at the end of each of the first three quarters and $0.22 per share in the fourth quarter. During fiscal 2009, the Company paid regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. During fiscal 2008, the Company paid regular quarterly cash dividends of $0.09 per share during the first three quarters and $0.12 per share during the fourth quarter. In fiscal 2007, the Company paid its stockholders regular quarterly cash dividends of $0.07 per share. On May 17, 2011, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.29 per share, which is payable on June 30, 2011 to stockholders of record as of June 15, 2011. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS: 2011 COMPARED TO 2010

OVERVIEW

Airgas had net sales for the fiscal year ended March 31, 2011 (“fiscal 2011” or “current year”) of $4.3 billion compared to $3.9 billion for the fiscal year ended March 31, 2010 (“fiscal 2010” or “prior year”), an increase of 10%. Total same-store sales increased 8%, with hardgoods up 11% and gas and rent up 7%. Acquisitions contributed 2% sales growth in the current year. The same-store sales growth for the current year was driven by both volume and price, with sales volumes up 5% and pricing up 3%. The increase in sales volumes reflects accelerating growth in the Company’s core business on strength in the manufacturing, utilities and petrochemical customer segments, as the manufacturing recovery that began in the central regions of the U.S. among the Company’s larger customers expanded more broadly throughout the country and to smaller manufacturers. The Company’s medical business also began to accelerate, and the Company experienced increased activity in customers using Airgas’ products and services for repair and maintenance operations. The increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010, and to a lesser extent, a price increase on gas, rent and other service charges on March 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs.

The Company’s operating income margin increased 70 basis points to 11.0% in the current year compared to 10.3% in the prior year. The current year’s operating income margin reflected a 110 basis point improvement in the operating income margin driven by operating leverage on sales growth in the current year, offset by $44.4 million in costs related to Air Products’ unsolicited takeover attempt and $4.6 million in charges related to the Company’s withdrawal from some of its multi-employer pension plans (“MEPPs”), which together reduced the Company’s operating income margin by 120 basis points. The Company’s operating income margin in the prior year reflected the impact of $23.4 million in costs related to Air Products’ unsolicited takeover attempt and $6.7 million in MEPP withdrawal charges, which reduced the prior year’s operating income margin by 80 basis points.

Net earnings per diluted share rose 25% to $2.93 in the current year versus $2.34 in the prior year. Net earnings per diluted share in the current year included special charges aggregating to $0.41 per diluted share comprised of $0.33 per diluted share in costs related to the unsolicited takeover attempt, $0.03 per diluted share in MEPP withdrawal charges, $0.03 per diluted share in losses on the extinguishment of debt and $0.02 per diluted share for a one-time interest penalty. Net earnings per diluted share in the prior year included net special charges aggregating to $0.34 per diluted share comprised of $0.18 per diluted share in costs related to the unsolicited takeover attempt, $0.05 per diluted share in MEPP withdrawal charges, $0.14 per diluted share in losses on the extinguishment of debt and a $0.03 per diluted share income tax benefit associated with the reorganization of certain facilities within the All Other Operations business segment. The special charges reduced reported net earnings per diluted share by 12% in fiscal 2011 and 13% in fiscal 2010.

Fiscal 2012 Outlook

Looking forward, the Company expects earnings per diluted share for the first quarter ending June 30, 2011 in the range of $0.82 to $0.87. The earnings per diluted share range for the first quarter includes an estimated $0.10 per diluted share of restructuring charges and $0.08 per diluted share of implementation costs and depreciation expense associated with the Company’s SAP implementation. For the full year ending March 31, 2012 (“fiscal 2012”), the Company expects earnings per diluted share in the range of $3.58 to $3.73, which includes an estimated $0.17 per diluted share of restructuring charges and $0.32 per diluted share of implementation costs and depreciation expense associated with its SAP implementation. Guidance for both the first quarter ending June 30, 2011 and fiscal 2012 also includes the impact of the Company’s repurchase of 4.8 million shares of common stock completed in the quarter ended March 31, 2011. The above guidance excludes any potential MEPP withdrawal charges that may arise from the three remaining collective bargaining agreements (“CBAs”), covering approximately 30 employees who participate in MEPPs, that come up for renewal in fiscal 2012, and excludes the impact, if any, of the new share repurchase program announced on May 5, 2011.

Enterprise Information System

The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, with the successful conversion of the first regional distribution company on April 4, 2011. The Company continues to prepare for the implementation of SAP at the remainder of its business units, the next of which is scheduled to convert in September 2011. The conversion schedule accelerates thereafter, with all regional distribution companies expected to be converted to SAP by the first half of fiscal 2013.

The Company expects to incur the highest level of expenses related to the SAP implementation in fiscal 2012, as the majority of the regional distribution companies are converted during the year. Total implementation costs and depreciation expense related to the SAP system are expected to be $0.08 per diluted share for the quarter ending June 30, 2011 and $0.32 per diluted share for fiscal 2012.

During fiscal 2011, the Company quantified the economic benefits expected to be achieved through its implementation of SAP in the key areas of accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. Upon full implementation, the Company expects these areas alone to yield an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis. By December 2013, the Company expects to be at the run-rate of the mid-point of the target operating income benefits range. Excluding depreciation, total SAP project expenditures are expected to be approximately $186 million, with an estimated $91 million in expense and $95 million in capitalized costs. Through March 31, 2011, the Company had recognized $116 million in total SAP project expenditures, with $29 million in expense and $87 million in capitalized costs.

New Divisional Alignment

In conjunction with the SAP implementation, in May 2011, the Company announced a reorganization of its twelve regional distribution companies. Currently, each of the regional distribution companies operates with its own accounting group and administrative functions. In order to more effectively utilize the Company’s resources across regional company boundaries, Airgas will realign its regional company support functions, including accounting and certain administrative functions, into four divisional Business Support Centers. With the Company’s conversion to a single dataset across all of the regional companies as part of the SAP implementation, the consolidation of the Company’s regional company accounting and certain administrative functions will support the efficiencies expected to be realized as part of the SAP project.

As a result of the reorganization, the Company will incur restructuring charges, including severance, transition staffing, relocation and other costs. In fiscal 2012, the Company expects to incur restructuring charges of $21 million, or $0.17 per diluted share, of which $13 million, or $0.10 per diluted share, is expected to occur in the first quarter ending June 30, 2011 primarily related to severance. The reorganization is expected to be complete in fiscal 2013, and the Company expects to incur additional restructuring charges of approximately $6 million, primarily related to transition staffing, relocation and other costs during such fiscal year. The benefits enabled by the new divisional alignment are included in the benefits expected to be realized from the SAP implementation quantified above.

Stock Repurchase Program

On May 5, 2011, the Company announced a new program to repurchase up to $300 million of its outstanding shares of common stock. The Company may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program will be funded under the Company’s existing credit facility, has no pre-established closing date, and may be suspended or discontinued at any time. The impact of the May 2011 stock repurchase program has not been included in the Company’s forward-looking guidance.

Multi-employer Pension Plan Withdrawals

During fiscal 2012, the three remaining CBAs that provide for MEPPs and cover a total of approximately 30 employees will come up for renewal. The Company intends to negotiate its withdrawal from these plans and, if successful in its negotiations, expects to incur charges related to these plans in fiscal 2012. Assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $5 million as of March 31, 2011. The Company’s guidance for both the first quarter ending June 30, 2011 and the full year fiscal 2012 does not include any potential MEPP withdrawal charges that may arise from the three remaining CBAs that come up for renewal in fiscal 2012.

Supply Constraints

The industrial gas industry is working through supply constraints related to calcium carbide, which is the raw material used in the generation of acetylene gas, as a result of a catastrophic explosion at one of two plants of the country’s primary supplier of calcium carbide. Due to the calcium carbide supply disruption, costs of acetylene are escalating as a result of both rising raw materials and distribution costs. The Company is utilizing a combination of alternatives to compensate for the lack of calcium carbide, including increased use of chemical acetylene, reallocation of available calcium carbide, potential sourcing of calcium carbide from outside of the U.S. and customer adoption of alternative fuel gases where appropriate. To help mitigate the financial impact to Airgas, the Company has already instituted product allocations and surcharges related to bulk and cylinder acetylene. Sales of acetylene represent approximately 3% of the Company’s consolidated gas and rent net sales.

STATEMENT OF EARNINGS COMMENTARY – Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Certain reclassifications were made to the Company’s Consolidated Statements of Earnings for the fiscal years 2010 and 2009 to conform to the current period presentation. These reclassifications resulted in increasing revenue and selling, distribution and administrative expenses and reducing cost of products sold (excluding depreciation). These reclassifications were the result of conforming the Company’s accounting policies in conjunction with its implementation of the SAP system and were not material. Consolidated operating income and net earnings for the prior periods were not impacted by the reclassifications.

Additionally, certain reclassifications were made to the presentation of business segment operating results for the prior periods to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses related to the implementation of its SAP system and costs associated with the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses as “other” expenses that are not allocated to the Company’s business segments. Previously, these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal and professional fees incurred as a result of Air Products’ unsolicited takeover attempt were not allocated to the Company’s business segments. These costs are also reflected in the other line item in the tables below.

Business segment information and income statement commentary related to the prior periods have been recast to reflect the reclassifications described above.

Net Sales

Net sales increased 10% to $4.3 billion for the current year compared to the prior year, driven by same-store sales growth of 8% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 11%. Same-store sales were driven by increased volumes of 5% and price of 3%.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current year, sales of strategic products increased 9% on a same-store sales basis as compared to the prior year, which was slightly stronger than the overall same-store sales increase of 8%.

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

Net Sales	Year Ended March 31,
	2011	2010	Increase
(In thousands)

Distribution	$3,810,136	$3,478,475	$331,661	10%
All Other Operations	472,054	420,941	51,113	12%
Intercompany eliminations	(30,723)	(24,263)	(6,460)

	$4,251,467	$3,875,153	$376,314	10%

The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, construction supplies and maintenance, repair and operating supplies.

Distribution business segment sales increased 10% compared to the prior year with an increase in same-store sales of 8% and incremental sales of 2% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 6% with volumes and pricing each up 3%. Hardgoods same-store sales increased 11% with volumes up 9% and pricing up 2%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 and March 1, 2011 price increases.

Sales of strategic gas products sold through the Distribution business segment in the current year increased 8% from the prior year. Among strategic gas products, bulk gas sales were up 10% as bulk sales to industrial manufacturing and petrochemical customers continued to recover, and bulk nitrogen for food-freezing applications continued to show strength. Sales of medical gases were up 4% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 8% driven primarily by higher volumes and increased demand for core specialty gases. The rising demand for the Company’s core specialty gases reflects further strengthening of the Company’s market position in EPA protocols and other calibration gas mixtures, improving conditions in petrochemical markets and spot sales of certain rare gases in the fiscal second quarter.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 13% in the current year, comparing favorably to the overall hardgoods same-store sales increase of 11% and reflecting broad-based increases that were most pronounced in the manufacturing customer base. The Company’s Radnor® private-label line was up 15% for the current year, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 6% for the current year as compared to the prior year, reflecting accelerating growth in the Company’s core business. Revenues from the Company’s rental welder business experienced a 5% decline in same-store sales during the current year as compared to the prior year, primarily as a result of continued weakness in non-residential construction.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 12% in total and on a same-store basis compared to the prior year. The sales increase was driven by higher pricing and volumes for certain products in the refrigerants business and for ammonia used in DeNOx applications and chemicals processing, as well as higher volumes in the carbon dioxide and dry ice businesses.

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

Consolidated gross profits (excluding depreciation) increased 9% compared to the prior year, principally due to the same-store sales increase for the current year. The consolidated gross profit margin (excluding depreciation) in the current year declined 40 basis points to 55.0% compared to 55.4% in the prior year. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

Gross Profits (Excluding Depreciation)	Year Ended March 31,
(In thousands)	2011	2010	Increase

Distribution	$2,117,270	$1,948,868	$168,402	9%
All Other Operations	220,107	198,419	21,688	11%

	$2,337,377	$2,147,287	$190,090	9%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.6% versus 56.0% in the prior year, a decrease of 40 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 120 basis points to 59.6% in the current year as compared to 60.8% in the prior year.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to the prior year, primarily as a result of favorable pricing and product mix for the refrigerants, carbon dioxide and dry ice businesses. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 50 basis points to 46.6% in the current year from 47.1% in the prior year. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing.

Operating Expenses

Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $85 million, or 6%, in the current year as compared to the prior year. Contributing to the increase in SD&A expenses were $65 million of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs, approximately $13 million of incremental operating costs associated with acquired businesses and $9 million in incremental costs associated with the SAP implementation, slightly offset by $2 million of lower MEPP withdrawal charges. As a percentage of net sales, SD&A expense decreased 140 basis points to 37.0% compared to 38.4% in the prior year driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs in the other line item in the table below.

SD&A Expenses	Year Ended March 31,
(In thousands)	2011	2010	Increase

Distribution	$1,418,491	$1,348,022	$70,469	5%
All Other Operations	134,578	127,250	7,328	6%
Other	21,003	14,033	6,970

	$1,574,072	$1,489,305	$84,767	6%

SD&A expenses in the Distribution and All Other Operations business segments increased 5% and 6%, respectively, in the current year. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, performance bonuses, production overtime and distribution costs, and approximately $13 million of incremental operating costs associated with acquired businesses, the majority of which was incurred in the Distribution business segment. As a percentage of Distribution business segment net sales, SD&A expense in the Distribution business segment decreased 160 basis points to 37.2% compared to 38.8% in the prior year driven by operating leverage on sales growth and by the shift in sales mix to hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expense in the All Other Operations business segment decreased 170 basis points to 28.5% compared to 30.2% in the prior year, driven primarily by operating leverage on sales growth in the refrigerants, carbon dioxide and dry ice businesses.

Enterprise Information System

On July 5, 2010, the Company began its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession, with the successful conversion of its Safety telesales and hardgoods infrastructure business to SAP. On April 4, 2011, the first regional distribution company successfully converted to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs for the current year were $16.4 million as compared to $7.4 million in the prior year, primarily reflecting the post-implementation monitoring, training and operating activities following the rollout of SAP to the Company’s Safety telesales and hardgoods infrastructure business, and pre-implementation data conversion and training related to the rollout of SAP to the first regional distribution company. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments. SAP implementation costs for fiscal 2012 to be reflected in SD&A expenses are expected to increase to $36 million as the Company accelerates the rollout of the system to the other regional distribution companies.

Multi-employer Pension Plan Withdrawals

The Company participates, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of CBAs. Contributions are made to the plans in accordance with those CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefits levels and continued participation by other employers in the MEPP. The computation of the Company’s portion of a plan’s unfunded obligation may take up to 24 months for the pension plan administrators to prepare. As a result, the Company has recorded estimated liabilities for these withdrawals based on the latest information available to the Company from the plans. MEPP withdrawal costs for the current year were $4.6 million and related to the ratification of certain CBAs up for renewal as well as revised estimated withdrawal liabilities from two plan administrators. In connection with the renewal of certain labor contracts during the prior year, the Company recognized MEPP withdrawal charges of $6.7 million in the prior year. These charges were reflected in SD&A expenses and were not allocated to the Company’s business segments.

Unsolicited Takeover Attempt

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products sought, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which were later consolidated, alleged, among other things, that the members of the Airgas Board breached their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan.

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

On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and by the plaintiffs in the stockholder class action lawsuits, and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed by Air Products or the stockholder plaintiffs.

During the current year, the Company incurred $44.4 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation compared to $23.4 million in the prior year. The costs related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.

Depreciation and Amortization

Depreciation expense of $225 million increased $13 million, or 6%, in the current year as compared to $213 million in the prior year. The increase primarily reflects capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and $2 million of incremental depreciation expense related to the SAP enterprise information system. Amortization expense of $25 million in the current year increased by $3 million as compared to the prior year reflecting amortization of intangibles acquired during both the current and prior years. Depreciation expense related to the SAP system is expected to increase to $8 million in fiscal 2012 without the benefit of full implementation of the system.

Operating Income

Consolidated operating income of $468 million increased 17% in the current year driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt, higher variable costs associated with sales growth, and incremental SAP implementation costs, slightly offset by lower MEPP withdrawal charges. The consolidated operating income margin, which was negatively impacted by significant costs related to the unsolicited takeover attempt, increased to 11.0% from 10.3% in the prior year. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs in the other line item in the table below. Additionally, the legal and professional fees and other costs related to the unsolicited takeover attempt are not allocated to the Company’s business segments, and are also reflected in the other line item in the table below.

Operating Income	Year Ended March 31,
(In thousands)	2011	2010	Increase

Distribution	$468,295	$384,584	$83,711	22%
All Other Operations	65,495	52,482	13,013	25%
Other	(65,409)	(37,468)	(27,941)

	$468,381	$399,598	$68,783	17%

Operating income in the Distribution business segment increased 22% in the current year. The Distribution business segment’s operating income margin increased 120 basis points to 12.3% compared to 11.1% in the prior year. The operating income margin increase was driven by operating leverage on sales growth in the current year which more than offset higher variable costs associated with sales growth.

Operating income in the All Other Operations business segment increased 25% compared to the prior year. The All Other Operations business segment’s operating income margin of 13.9% was 140 basis points higher than the operating income margin of 12.5% in the prior year. The increase in operating margin was driven primarily by operating leverage on sales growth in the refrigerants, carbon dioxide and dry ice businesses, partially offset by the impact of gross margin compression in the ammonia business.

Interest Expense, Net, Discount on Securitization of Trade Receivables and Losses on the Extinguishment of Debt

Interest expense, net, was $60 million in the current year, representing a decrease of approximately $9 million, or 13%, compared to interest expense, net, and the discount on securitization of trade receivables in the prior year. As a result of a change in accounting treatment effective April 1, 2010 related to the Company’s trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net (including the discount on securitization of trade receivables in the prior year) resulted primarily from lower average debt balances in the current year as compared to aggregate debt and trade receivables securitization balances in the prior year, partially offset by a $2.6 million one-time interest penalty in the current year related to the 7.125% senior subordinated notes due October 1, 2018 (the “2018 Notes”).

Interest Penalty

During the current year, the Company incurred a one-time interest penalty to the holders of its 2018 Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. In issuing the 2018 Notes, the Company utilized a newly available technology that has since become obsolete, wherein it was incumbent upon Airgas to remove the restrictive legend from the 2018 Notes at the end of the restricted transfer period. Failure to do so required the payment of an interest penalty to holders of the 2018 Notes, which the Company promptly addressed when it identified the oversight. The Company has classified this penalty as interest expense.

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

Financing and Losses on the Extinguishment of Debt

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

Additionally, during the current year, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million. The losses reflected the redemption premiums as well as the write-off of associated unamortized debt issuance costs. In connection with the prior year repurchase of $154 million of the 2018 Notes and the redemption in full of the $150 million 6.25% senior subordinated notes due July 15, 2014 (the “2004 Notes”), the Company recognized losses on the early extinguishment of debt of $17.9 million in the prior year. The losses related to the redemption premiums and the write-off of unamortized debt issuance costs.

Stock Repurchase Program

In February 2011, the Company’s Executive Committee of the Board of Directors approved a stock repurchase program that provided the Company with the authorization to repurchase up to $300 million of its common stock. By March 31, 2011, 4.8 million shares had been repurchased for $300 million.

Income Tax Expense

The effective income tax rate was 38.5% of pre-tax earnings in the current year compared to 37.5% in the prior year. The lower tax rate for the prior year reflects the impact of tax benefits of $2.2 million associated with the reorganization of certain facilities within the All Other Operations business segment and the recognition of previously unrecognized tax benefits associated with uncertain tax positions. The Company expects the effective income tax rate for fiscal 2012 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings were $250 million, or $2.93 per diluted share, compared to $196 million, or $2.34 per diluted share, in the prior year. The current year’s net earnings include costs related to the unsolicited takeover attempt of $44.4 million ($28.0 million after tax) or $0.33 per diluted share, charges related to withdrawals from MEPPs of $4.6 million ($2.8 million after tax) or $0.03 per diluted share, losses related to the early extinguishment of debt of $4.2 million ($2.6 million after tax) or $0.03 per diluted share and costs related to the one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share. The prior year’s net earnings include costs related to the unsolicited takeover attempt of $23.4 million ($14.8 million after tax) or $0.18 per diluted share, charges related to withdrawals from MEPPs of $6.7 million ($4.1 million after tax) or $0.05 per diluted share, losses related to the early extinguishment of debt of $17.9 million ($11.3 million after tax) or $0.14 per diluted share and a one-time income tax benefit of $2.2 million or $0.03 per diluted share.

RESULTS OF OPERATIONS: 2010 COMPARED TO 2009

OVERVIEW

Airgas had net sales for fiscal 2010 of $3.9 billion compared to $4.4 billion for the fiscal year ended March 31, 2009 (“fiscal 2009”). The fiscal 2010 net sales reflected a challenging sales environment due to the economic downturn in the U.S. For fiscal 2010, net sales decreased by 11% driven by a decline in same-store sales offset slightly by the impact of current and prior year acquisitions. The decline in same-store sales contributed 14% to the decrease in total sales, driven by a 13% decrease in sales volume and a 1% decrease in pricing. Acquisitions contributed sales growth of 3% for fiscal 2010. Lower sales volumes reflected the effects of the economic recession in the U.S. and decreased demand, especially in the first three quarters of fiscal 2010, across all customer and geographic segments. Steep declines in the Company’s selling price to customers in response to price reductions from the Company’s suppliers for ammonia and filler metals accounted for the majority of the pricing decline. The Company’s strategic products and related growth initiatives helped to somewhat mitigate the impact of the economic downturn.

Operating income margin declined 170 basis points to 10.3% in fiscal 2010 compared to 12.0% in fiscal 2009. The decline in the fiscal 2010 operating income margin reflected the impact of lower sales as well as $23.4 million in costs related to the Air Products’ unsolicited takeover attempt and $6.7 million in MEPP withdrawal charges, partially offset by the impact of cost reduction and operating efficiency initiatives and a favorable sales mix shift from hardgoods to gas and rent sales. The costs related to the unsolicited takeover attempt and the MEPP charges accounted for 80 basis points (44%) of the decline in operating income margin. Net earnings per diluted share fell 25% to $2.34 in fiscal 2010 versus $3.12 in fiscal 2009. The results reflect lower operating income as well as losses on the extinguishment of debt of $17.9 million, partially offset by lower borrowing costs in fiscal 2010 and a $2.2 million or $0.03 per diluted share income tax benefit associated with the reorganization of certain facilities within the All Other Operations business segment. The costs related to the unsolicited takeover attempt, MEPP charges and debt extinguishment charges accounted for over half of the decline in net earnings per diluted share.

Multi-employer Pension Plan Withdrawal

In connection with the renewal of certain CBAs during fiscal 2010, the Company negotiated its withdrawal from participation in underfunded MEPPs and will instead contribute to a defined contribution plan for the affected union employees. Ratification of the CBAs led to $6.7 million in MEPP withdrawal charges during fiscal 2010. During fiscal 2009, the Company incurred $2.0 million in MEPP withdrawal charges.

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

Financing and Losses on the Extinguishment of Debt

In September 2009, the Company issued $400 million of 4.50% senior notes due September 15, 2014 (the “2014 Notes”). Additionally, in March 2010, the Company issued $300 million of 2.85% senior notes due October 1, 2013 (the “2013 Notes”). The net proceeds from both offerings were used to repay debt under the Company’s Prior Credit Facility. Additionally, in March 2010, the Company signed a two year, $295 million securitization agreement replacing the previous $345 million agreement that was expiring.

In October 2009, the Company redeemed in full its $150 million 2004 Notes at a premium of 103.125% of the principal amount with borrowings under the Company’s Prior Credit Facility. In conjunction with the redemption of the 2004 Notes, the Company recognized a loss on the early extinguishment of debt of $6.1 million. Also during fiscal 2010, the Company repurchased $154 million of its 2018 Notes at an average price of 106.4%. In conjunction with the repurchase of the 2008 Notes, the Company recognized losses on the early extinguishment of debt of $11.8 million. As a result of the redemption of the 2004 Notes and the repurchases of the 2018 Notes, the Company recognized total losses on the early debt extinguishment of $17.9 million. The losses reflected the redemption premiums as well as writing-off the associated unamortized debt issuance costs.

INCOME STATEMENT COMMENTARY – Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Net Sales

Net sales decreased 11% in fiscal 2010 compared to fiscal 2009 driven by a same-store sales decline of 14% partially offset by incremental sales of 3% contributed by acquisitions. Gas and rent same-store sales declined 10% and hardgoods same-store sales declined 20%. Same-store sales were driven by volume declines of 13% and a 1% price decline. Strategic products account for about 40% of revenues. In the aggregate, strategic products declined 6% on a same-store sales basis in fiscal 2010 compared to fiscal 2009 with growth in medical gases offset by declines in all other strategic product categories.

Net Sales	Year Ended March 31,
	2010	2009	Decrease
(In thousands)

Distribution	$3,478,475	$3,930,400	$(451,925)	-11%
All Other Operations	420,941	457,329	(36,388)	-8%
Intercompany eliminations	(24,263)	(26,250)	1,987

	$3,875,153	$4,361,479	$(486,326)	-11%

Distribution business segment sales decreased 11% compared to fiscal 2009 with a decline in same-store sales of 12%, slightly offset by incremental sales of 1% contributed by fiscal 2010 and fiscal 2009 acquisitions. The Distribution business segment’s gas and rent same-store sales declined 8% driven entirely by volumes. Hardgoods same-store sales declined 20% driven by volume declines of 19% and a 1% pricing decline. Hardgoods as well as gas and rent volumes were negatively impacted by the general slowdown in economic activity and customers delaying or deferring capital projects.

Sales of strategic gas products sold through the Distribution business segment declined 4%. Among strategic gas products, bulk gas sales were down 5% due to the impact of production slowdowns in the metal fabrication and steel customer segments, as well as reduced activity from oil field service customers. The decline in bulk gas sales related to these customer segments was partially offset by growth in sales of bulk nitrogen for food-freezing applications. Sales of medical gases grew 2% as a result of new business signings, which were partially offset by slowing in overall demand for medical gases used in elective and non-critical medical procedures. Specialty gas sales declined 9% as a result of a general softening in demand in the chemicals processing industry as well as strong sales of high-value rare gases in fiscal 2009.

Sales of core industrial gases, which experienced the sharpest volume declines, were down 15% for fiscal 2010, while the related rental revenues were down only 4%. However, revenues from the Company’s rental welder business experienced a 21% decline in same-store sales as compared to fiscal 2009.

Distribution hardgoods same-store sales declined 20% driven by volume declines of 19% and a 1% pricing decline. Sales of safety products decreased 9% in fiscal 2010 resulting from plant shutdowns, shift reductions and relatively high unemployment levels. The Company’s Radnor® private label line was down 16% for fiscal 2010 driven by the overall drop in hardgoods volumes.

The All Other Operations business segment sales decreased 8% compared to fiscal 2009 with a 17% decline in same-store sales offset by incremental sales of 9% contributed by acquisitions, primarily the fiscal 2009 acquisition related to the refrigerants business. The decline in same-store sales reflects lower pricing for ammonia products, a decline in carbon dioxide and dry ice volumes, and reduced refrigerant volumes. After a significant run-up in the costs of ammonia products in the first half of fiscal 2009, ammonia costs from suppliers suddenly dropped in the fourth quarter of fiscal 2009, while pricing to customers initially remained stable. Progressing through fiscal 2010, pricing to customers has been under increasing pressure contributing to the same-store sales decline, while the cost of ammonia from suppliers has been rising. Reduced carbon dioxide volumes reflect weakness in the beverage carbonation customer segment. Dry ice volumes were impacted by a decline in the airline services customer segment and strong fiscal 2009 sales during the second quarter in the wake of major hurricanes. Refrigerants volume declined primarily due to mild summer weather in the eastern U.S. along with customers’ deferral of HVAC maintenance and conversion projects in light of the economic downturn.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) decreased 8% principally due to a same-store sales decline offset by an expansion of gross profit margins (excluding depreciation). The consolidated gross margin (excluding depreciation) in fiscal 2010 increased 220 basis points to 55.4% compared to 53.2% in fiscal 2009 primarily driven by margin expansion in the Distribution business segment resulting from a favorable shift in sales mix.

Gross Profits (Excluding Depreciation)	Year Ended March 31,
(In thousands)	2010	2009	Decrease

Distribution	$1,948,868	$2,122,407	$(173,539)	-8%
All Other Operations	198,419	199,184	(765)	0%

	$2,147,287	$2,321,591	$(174,304)	-8%

The Distribution business segment’s gross profits (excluding depreciation) decreased 8% compared to fiscal 2009. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.0% versus 54.0% in fiscal 2009. The 200 basis point increase in the gross profit margin (excluding depreciation) largely reflects the favorable shift in product mix toward gas and rent, which carry higher gross profit margins (excluding depreciation) than hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent increased to 60.8% in fiscal 2010 as compared to 57.2% in fiscal 2009.

The All Other Operations business segment’s gross profits (excluding depreciation) were consistent with fiscal 2009 as a result of lower same-store sales offset by acquisitions (primarily the fiscal 2009 acquisition in the refrigerants business) and margin expansion in the ammonia business. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 350 basis points to 47.1% versus 43.6% in fiscal 2009. The year-over-year improvement in the All Other Operations business segment’s gross profit margin (excluding depreciation) was driven by the margin improvement in the ammonia business. The improved ammonia margin reflects the impact of the fourth quarter of fiscal 2009 drop in the cost of ammonia and a lag in a corresponding drop in the selling price to customers. Throughout fiscal 2010, ammonia margins declined as customer pricing fell in line with product costs. Product mix also contributed to the margin improvement.

Operating Expenses

SD&A expenses declined $87 million (5%) as compared to fiscal 2009 resulting from a $120 million decline in operating costs partially offset by approximately $33 million of incremental operating costs associated with acquired businesses. The $120 million decrease in operating costs reflects lower variable costs due to the decline in sales and the benefits from the Company’s cost reduction and operating efficiency initiatives. Also included in the fiscal 2010 SD&A expenses are $7.4 million in SAP implementation costs and $6.7 million related to withdrawals from MEPPs, which were not allocated to the business segments and are included within the other line item in the table below. Fiscal 2009 SD&A expenses included $5.8 million in SAP implementation costs and $2.0 million related to withdrawals from MEPPs. As a percentage of net sales, SD&A expense increased 230 basis points to 38.4% compared to 36.1% in fiscal 2009 reflecting the overall decline in sales and the shift in sales mix to gas and rent, which carry higher operating expenses in relation to sales and corresponding higher gross margins.

SD&A Expenses	Year Ended March 31,
(In thousands)	2010	2009	Increase/(Decrease)

Distribution	$1,348,022	$1,441,932	$(93,910)	-7%
All Other Operations	127,250	126,149	1,101	1%
Other	14,033	7,847	6,186

	$1,489,305	$1,575,928	$(86,623)	-5%

During the fourth quarter of fiscal 2010, the Company incurred $23.4 million of legal and professional fees in response to Air Products’ unsolicited takeover attempt and accompanying litigation, which principally represented up-front accruals for the minimum obligations to the Company’s advisors.

Depreciation expense of $213 million increased $15 million (7%) as compared to fiscal 2009. Acquired businesses added approximately $2 million to depreciation expense. The remaining increase primarily reflected the two new air separation units in New Carlisle, Indiana and Carrollton, Kentucky, which came on-line in late fiscal 2009 and early fiscal 2010, respectively. Depreciation expense for fiscal 2010 also reflects capital investments in revenue generating assets to support customer demand, such as cylinders, bulk tanks and rental welders, and infrastructure spending on cylinder fill plants and branch locations. Amortization expense of $22 million was $1 million (2%) lower than fiscal 2009 primarily due to lower amortization of acquired customer lists and non-compete agreements due to reduced acquisition activity.

Operating Income

Consolidated operating income of $400 million decreased 24% in fiscal 2010 on lower sales and charges of $23.4 million related to the unsolicited takeover attempt, $6.7 million in MEPP withdrawal charges and costs of $7.4 million associated with the Company’s SAP implementation, all of which were partially offset by gross profit margin (excluding depreciation) expansion and the benefits from the Company’s cost reduction and operating efficiency initiatives. In fiscal 2009, the Company recognized $2.0 million of MEPP withdrawal charges and $5.8 million in costs related to the SAP implementation. The operating income margin decreased 170 basis points to 10.3% compared to 12.0% in fiscal 2009; of the decline, 80 basis points was the result of the costs related to the unsolicited takeover attempt and MEPP withdrawal charges.

Operating Income	Year Ended March 31,
(In thousands)	2010	2009	Decrease

Distribution	$384,584	$477,217	$(92,633)	-19%
All Other Operations	52,482	55,498	(3,016)	-5%
Other	(37,468)	(7,847)	(29,621)

	$399,598	$524,868	$(125,270)	-24%

Operating income in the Distribution business segment decreased 19% in fiscal 2010. The Distribution business segment’s operating income margin decreased 100 basis points to 11.1% compared to 12.1% in fiscal 2009. The operating income margin decline was driven primarily by lower sales and was partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion and the Company’s cost reduction and operating efficiency initiatives that were implemented in response to the economic downturn.

Operating income in the All Other Operations business segment decreased 5% compared to fiscal 2009 mainly as a result of lower same-store sales partially offset by acquisition growth (primarily the fiscal 2009 acquisition in the refrigerants business). The business segment’s operating income margin of 12.5% was 40 basis points higher than the operating income margin of 12.1% in fiscal 2009. The increase in operating income margin was driven principally by gross margin expansion in the ammonia business.

Interest Expense, Net, and Discount on Securitization of Trade Receivables

Interest expense, net, and the discount on securitization of trade receivables totaled $69 million representing a decrease of $26 million, or 28%, compared to fiscal 2009. The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, the Company’s redemption of higher interest rate notes, as well as lower average debt levels from the pay down during fiscal 2010 of approximately $268 million of debt and borrowings under the trade receivables securitization.

The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Losses on the Extinguishment of Debt

During fiscal 2010, the Company redeemed in full the $150 million of 2004 Notes at a price of 103.125% of the principal amount. Additionally, the Company repurchased approximately $154 million of its 2018 Notes at an average price of 106.4%. In conjunction with these transactions, the Company recognized losses on the early extinguishment of debt of $17.9 million. The losses related to the redemption premiums and the write-off of unamortized debt issuance costs.

Income Tax Expense

The effective income tax rate in fiscal 2010 was 37.5% of pre-tax earnings compared to 39.2% in fiscal 2009. The lower tax rate for fiscal 2010 reflects the impact of tax benefits of $2.2 million associated with the reorganization of certain facilities within the All Other Operations business segment and the recognition of previously unrecognized tax benefits associated with uncertain tax positions.

Net Earnings

Net earnings were $196 million, or $2.34 per diluted share, compared to $261 million, or $3.12 per diluted share, in fiscal 2009. Net earnings for fiscal 2010 include costs related to the unsolicited takeover attempt of $23.4 million ($14.8 million after tax) or $0.18 per diluted share, losses related to the early extinguishment of debt of $17.9 million ($11.3 million after tax) or $0.14 per diluted share and charges related to withdrawals from MEPPs of $6.7 million ($4.1 million after tax) or $0.05 per diluted share, slightly offset by an income tax benefit of $2.2 million or $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $275 million in fiscal 2011 compared to $600 million in fiscal 2010 and $583 million in fiscal 2009. The reduction in net cash provided by operating activities during fiscal 2011 was principally driven by the new accounting treatment for the Company’s Securitization Agreement, which resulted in a $295 million use of cash in operating activities and a corresponding source of cash in financing activities in the current year. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its trade receivables securitization program. Under the new guidance, proceeds received under the securitization are treated as secured borrowings, which are classified as a financing activity on the Consolidated Statement of Cash Flows, whereas previously they were treated as proceeds from the sale of trade receivables, which were classified as an operating activity on the Consolidated Statement of Cash Flows. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt as of April 1, 2010. Accordingly, $295 million in new borrowings under the Securitization Agreement were classified as sources of cash under financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, these borrowings were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. Additionally, the $295 million increase in trade receivables was classified as a use of cash from operating activities.

The Company’s underlying business activities generated strong operating cash flows during fiscal 2011. Net earnings adjusted for non-cash and non-operating items provided cash of $598 million in fiscal 2011 versus $541 million in fiscal 2010 and $605 million in fiscal 2009. Adjusted cash from operations*, which essentially removes the impact of the fiscal 2011 change in accounting principle noted above and cash expenditures related to the Air Products unsolicited takeover attempt in fiscal 2011 and fiscal 2010 from the Company’s net cash provided by operating activities, was $617 million in the current year as compared to $648 million in the prior year. The fiscal 2011 decline in the adjusted cash from operations* reflected higher working capital requirements as a result of improving sales. Improving sales drove higher trade receivable and inventory levels as trade receivable collection rates and Days Sales Outstanding metrics improved slightly year over year, while inventory turns remained relatively consistent for both the current and prior year. Likewise, free cash flow* of $387 million in the current year decreased from $412 million in the prior year for principally the same reasons.

Net cash used in investing activities during fiscal 2011 totaled $262 million and primarily consisted of cash used for capital expenditures. Capital expenditures were 6.0% of sales in fiscal 2011 as compared to 6.5% of sales in fiscal 2010 and 8.1% in fiscal 2009. Capital expenditures in all three fiscal years reflected investments in revenue generating equipment, such as cylinders and bulk tanks, as well as the development of the Company’s highly customized SAP system. Capital expenditures in fiscal 2009 also reflected the completion of major capital projects, such as the New Carlisle, Indiana air separation unit and the carbon dioxide plant in Deer Park, Texas. Capital spending in fiscal 2010 reflected the completion of the Carrollton, Kentucky air separation unit. Capital expenditures in fiscal 2012 are expected to remain at approximately 6.0% of sales. Cash used in investing activities decreased $61 million from fiscal 2010 and $348 million from fiscal 2009 as a result of lower capital expenditures and fewer acquisition-related activities. During fiscal 2011, the Company paid $21 million to acquire eight businesses and settle holdback liabilities. The largest of the businesses acquired was Conley Gas, Ltd., a supplier of pure gases to the specialty gas industry, with historical annual sales of approximately $9 million. In fiscal 2010, the Company made acquisition-related cash payments of $81 million primarily associated with the purchase of six businesses, the largest of which was Tri-Tech, a Florida-based industrial gas and welding supply distributor with approximately $31 million in historical annual sales. During fiscal 2009, the Company paid $274 million to acquire 14 businesses, the largest of which was Refron, Inc., a distributor of refrigerant gases with historical annual sales of $93 million, and to settle acquisition holdback liabilities.

Financing activities used cash of $3 million in fiscal 2011 and $278 million in fiscal 2010. Financing activities provided cash of $31 million in fiscal 2009. As noted in the Financial Instruments section below, during fiscal 2011, the Company engaged in refinancing activities, which extended its average debt maturity to 3.6 years at March 31, 2011. In addition to refinancing its Prior Credit Facility, the Company also issued $250 million of 3.25% senior notes during fiscal 2011. The Company also authorized and completed a share repurchase plan in its fiscal fourth quarter, purchasing 4.8 million shares of treasury stock for $300 million. The treasury stock purchases were financed under the Credit Facility. The change in accounting principle for the Securitization Agreement noted above was reflected in proceeds from borrowings, but had no impact on the Company’s net cash position. Absent the change in accounting principle, the Company borrowed a net $36 million during fiscal 2011. During fiscal 2010, the Company redeemed in full its $150 million 6.25% senior notes and purchased a significant portion of its 7.125% senior subordinated notes. Also in fiscal 2010, the Company issued $400 million of 4.5% senior notes and $300 million of 2.85% senior notes, using the net proceeds from both offerings to pay down its Prior Credit Facility. The Company repaid a net $254 million of debt during fiscal 2010. During fiscal 2009, the Company issued $400 million of 7.125% senior subordinated notes using the proceeds to pay down its Prior Credit Facility. The Company also purchased 2.4 million treasury shares for $120 million and completed a share repurchase plan in fiscal 2009. The Company also increased its per share dividend payouts to stockholders by 33% in fiscal 2011 and by 36% in fiscal 2010.

Dividends

The Company paid its stockholders quarterly cash dividends of $0.22 per share at the end of the first quarter and $0.25 per share at end of the second and third quarters of fiscal 2011. In the fourth quarter of fiscal 2011, the Company paid dividends of $0.29 per share. On May 17, 2011, the Company’s Board of Directors declared a cash dividend of $0.29 per share, which is payable on June 30, 2011 to the stockholders of record as of June 15, 2011. During fiscal 2010, the Company paid regular quarterly cash dividends of $0.18 per share at the end of each of the first three quarters and $0.22 in the fourth quarter. During fiscal 2009, the Company paid regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Subordinated Note Redemption

During fiscal 2011, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6%. Losses on the early extinguishment of the 2018 Notes were $3.6 million for the year ended March 31, 2011 and related to the redemption premiums and write-off of unamortized debt issuance costs. During fiscal 2010, the Company repurchased $155 million of its 2018 Notes and redeemed in full the $150 million of 2004 Notes. The Company recognized losses on the early extinguishment of debt of $17.9 million in fiscal 2010. The losses related to the redemption premiums and the write-off of unamortized debt issuance costs.

Senior Credit Facility

On September 13, 2010, the Company entered into its new four-year $750 million Credit Facility. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the revolving credit lines is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company terminated its Prior Credit Facility, a senior credit facility with an aggregate commitment of $1.7 billion. All obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the year ended March 31, 2011 related to the write-off of unamortized debt issuance costs.

As of March 31, 2011, the Company had $374 million of borrowings under the Credit Facility, including $331 million under the U.S. dollar revolver and $43 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.31% and 2.87%, respectively.

The Company also maintains a committed revolving line of credit of up to €5.0 million (U.S. $7.1 million) to fund its expansion into France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2011, French revolving credit borrowings were €2.9 million (U.S. $4.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of March 31, 2011, the effective interest rate on the French revolving credit borrowings was 2.98%. The French revolving line of credit was amended in February 2011 to extend the maturity date to December 31, 2011 and increase the borrowing capacity.

At March 31, 2011, the Credit Facility’s financial covenant did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below.

Total Borrowing Capacity

As of March 31, 2011, $335 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At March 31, 2011, the Company’s leverage ratio was 2.4.

The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2011, there were no advances outstanding under the agreement.

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

At March 31, 2011, the Company had $400 million outstanding of the 2014 Notes. The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At March 31, 2011, the Company had $300 million outstanding of the 2013 Notes. The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At March 31, 2011, the Company had $215 million of its 2018 Notes outstanding. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the year ended March 31, 2011, the Company incurred a one-time interest penalty payable to holders of the 2018 Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. The Company has classified these charges as interest expense.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2011, acquisition and other notes totaled $9.9 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivable is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At March 31, 2011, the amount of outstanding borrowing under the Securitization Agreement has been classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt. The amount of outstanding borrowing under the Securitization Agreement at March 31, 2011 was $295 million.

Interest Rate Derivatives

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to a) highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and b) treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At March 31, 2011, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

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

During fiscal 2011, fixed interest rate swaps with an aggregate notional amount of $250 million matured and at March 31, 2011, the Company was not party to any fixed interest rate swap agreements.

For the year ended March 31, 2011, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $4.0 million, or $2.7 million after tax. For the year ended March 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $8.6 million, or $5.6 million after tax. The amount of gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the years ended March 31, 2011, 2010 and 2009.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010, with a notional amount of $100 million, maturing on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company incurred a loss of $2.6 million ($1.6 million after tax) which is reported as a component of AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the year ended March 31, 2011, $258 thousand of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At March 31, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.17% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2011, the fair value of the variable interest rate swaps increased by $5.7 million to an asset of $5.1 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $5.6 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2011 and 2010.

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

OTHER

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets, business insurance reserves and deferred income tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2011, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.

Trade Receivables

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for approximately 0.5% of total net sales.

Inventories

The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns four to five times per year.

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

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company uses a discounted cash flow approach to develop the estimated fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates, perpetual growth rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth.

The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. The Company’s October 31, 2010 annual assessment of the carrying value of goodwill indicated that the fair value of each reporting unit exceeded its carrying value by a substantial amount. Furthermore, a hypothetical 10% reduction in the fair value of each reporting unit would not indicate that goodwill associated with any reporting unit was potentially impaired.

Business Insurance Reserves

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2011, 2010 and 2009, these programs had high deductible limits of $1 million per occurrence. For fiscal 2012, the high deductible limits will remain $1 million per occurrence. The Company reserves for its self-insured retention based on individual claim evaluations establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has generally been in the range of 0.6% to 0.8% of sales.

Income Taxes

At March 31, 2011, the Company had deferred tax assets of $109.2 million (net of valuation allowances of $9.4 million), deferred tax liabilities of $782.0 million and a net $9.6 million of unrecognized tax benefits associated with uncertain tax positions (see Note 5 to the consolidated financial statements).

The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established to reduce the deferred income tax assets to their realizable value when management determines that it is more likely than not that a deferred tax asset will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2011 management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

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

Contractual Obligations

The following table presents the Company’s contractual obligations as of March 31, 2011:

(In thousands)	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)

Long-term debt (1)	$1,848,519	$9,868	$598,447	$1,024,684	$215,520
Estimated interest payments on long-term debt (2)	273,653	62,609	117,138	55,529	38,377
Estimated receipts on interest rate swap agreements (3)	(5,086)	—	(5,086)	—	—
Non-compete agreements (4)	17,507	4,717	7,700	4,674	416
Letters of credit (5)	40,859	40,859	—	—	—
Operating leases (6)	268,656	82,363	109,646	51,154	25,493
Purchase obligations:
Liquid bulk gas supply agreements (7)	675,192	116,420	217,155	194,552	147,065
Liquid carbon dioxide supply agreements (8)	184,504	18,975	31,540	26,307	107,682
Ammonia supply commitments (9)	4,265	3,121	1,144	—	—
Other purchase commitments (10)	1,449	1,449	—	—	—
Construction commitments (11)	28,935	25,253	3,682	—	—

Total Contractual Obligations	$3,338,453	$365,634	$1,081,366	$1,356,900	$534,553

(a)

The “Less than 1 Year” column relates to obligations due in fiscal 2012. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and 2016. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2017 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2011. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2011. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of March 31, 2011. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at March 31, 2011 include approximately $183 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $27 million related to its leased vehicles.

(7)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium gas from Air Products under long-term supply agreements. Based on the volume of fiscal 2011 purchases, the Air Products supply agreements represent approximately $53 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and, helium. The agreements expire at various dates through July 2019 and represent approximately $49 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $14 million and they expire at various dates through June 2024.

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

(9)	The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $3.1 million annually under these contracts.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent an outstanding commitment to a customer to construct an on-site air separation unit in Clarksville, Tennessee.

Reconciliations of Non-GAAP Financial Measures (Unaudited)

* Free Cash Flow and Adjusted Cash from Operations

Reconciliations and computations of free cash flow and adjusted cash from operations:

	Years Ended March 31,
	2011	2010
(Amounts in thousands)

Net cash provided by operating activities	$275,301	$600,047
Adjustments to cash provided by operating activities:
Cash used by the securitization of trade receivables	295,000	16,400
Stock issued for employee stock purchase plan	14,997	15,428
Tax benefit realized from the exercise of stock options	8,444	15,444
Cash expenditures related to unsolicited takeover attempt	23,427	963

Adjusted cash from operations	617,169	648,282

Capital expenditures	(256,030)	(252,828)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	15,844	14,466
Operating lease buyouts	9,893	1,687

Adjusted capital expenditures	(230,293)	(236,675)

Free cash flow	$386,876	$411,607

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

Accounting Pronouncements Issued But Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence. The Company adopted the new guidance, prospectively, on April 1, 2011. The new guidance is not expected to significantly modify the accounting for these types of arrangements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force (“ASU 2010-28”), which provides additional guidance on when Step 2 of the goodwill impairment test must be performed. The guidance clarifies that for reporting units with zero or negative carrying amounts, Step 2 must be performed if it is more likely than not that a goodwill impairment exists based on the evaluation of certain qualitative factors. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption prohibited. The Company adopted the new guidance on April 1, 2011 with no impact on its consolidated financial statements. Future goodwill impairment tests will follow the requirements of the new guidance.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”), which provides clarification on disclosure requirements and amends current guidance to require entities to disclose pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Qualitative disclosures describing the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings are also required. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 on April 1, 2011. Pro forma disclosures for future acquisitions will follow the new guidance.

Forward-Looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intention to negotiate its withdrawal from the MEPPs provided for in three remaining CBAs that provide for such plans in fiscal 2012 and the Company’s estimate of $5 million in withdrawal liabilities to be incurred upon successful negotiation of all remaining plans; the Company’s plan to complete its phased, multi-year rollout of the SAP platform by the end of the third quarter of fiscal 2013; the benefits to be derived from the SAP implementation, including the Company’s estimate of an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the Company’s expectation to be at the run-rate of the mid-point of the target operating income benefit range by December 2013; the Company’s expectation of earnings of $0.82 to $0.87 per diluted share for the first quarter ending June 30, 2011 and earnings per diluted share of $3.58 to $3.73 for fiscal 2012, including restructuring charges and implementation costs and depreciation expense associated with its SAP implementation and excluding any potential MEPP withdrawal charges; the Company’s belief as to the benefits to be derived from the reorganization of its divisional structure into four business support centers; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation that it can mitigate the financial impact of calcium carbide supply constraints; the Company’s expectation that its overall effective tax rate for fiscal 2012 will range from 38.0% to 39.0% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from accumulated other comprehensive income into earnings within the next twelve months; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2012 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the reorganization of its divisional structure; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the inability to retain employees to be affected by the reorganization prior to its completion; the impact on the Company’s operations of the explosion at a key calcium carbide supplier and the resulting shortage of calcium carbide; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the Company’s success in continuing its cost reduction program; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee; the impact of new environmental, healthcare, tax, accounting and other regulation; continued potential liability under the Multiemployer Pension Plan Amendments Act of 1980 with respect to the Company’s participation in or withdrawal from MEPPs for union employees of the Company; the effect of catastrophic events and political and economic uncertainties associated with current world events; and the effects of, and changes in, the economic, monetary, tax and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at March 31, 2011. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
(In millions)

Fixed Rate Debt:
Acquisition notes and other	$5.8	$2.9	$0.5	$0.5	$0.1	$0.1	$9.9	$10.1
Interest expense	0.4	0.2	0.1	—	—	—	0.7
Average interest rate	6.15%	6.14%	5.95%	4.62%	3.85%	2.06%

Senior notes due 10/1/2013	$—	$—	$300.0	$—	$—	$—	$300.0	$308.7
Interest expense	8.6	8.6	4.2	—	—	—	21.4
Interest rate	2.85%	2.85%	2.85%	0%	0%	0%

Senior notes due 9/15/2014	$—	$—	$—	$400.0	$—	$—	$400.0	$419.9
Interest expense	18.0	18.0	18.0	8.3	—	—	62.3
Interest rate	4.50%	4.50%	4.50%	4.50%	0%	0%

Senior notes due 10/1/2015	$—	$—	$—	$—	$250.0	$—	$250.0	$249.4
Interest expense	8.1	8.1	8.1	8.1	4.2	—	36.6
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	0%

Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$235.1
Interest expense	15.4	15.4	15.4	15.4	15.4	38.1	115.1
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

Variable Rate Debt:
Revolving credit borrowings- US	$—	$—	$—	$331.0	$—	$—	$331.0	$333.6
Interest expense	7.8	7.7	7.7	3.6	—	—	26.8
Interest rate (a)	2.31%	2.31%	2.31%	2.31%	0%	0%

Revolving credit borrowings- Multi-currency	$—	$—	$—	$43.1	$—	$—	$43.1	$43.4
Interest expense	1.3	1.3	1.3	0.4	—	—	4.3
Interest rate (a)	2.87%	2.87%	2.87%	2.87%	0%	0%

Revolving credit borrowings- France	$4.1	$—	$—	$—	$—	$—	$4.1	$4.1
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate (a)	2.98%	0%	0%	0%	0%	0%

Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.0
Interest expense	3.1	3.1	—	—	—	—	6.2
Interest rate	1.06%	1.06%

Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$—	$300.0	$—	$—	$—	$300.0	$(5.1)
Swap (receipts)	—	—	(5.1)	—	—	—	(5.1)
Variable forward pay rate = 2.17%
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

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of March 31, 2011, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, included under Item 8, “Financial Statements and Supplementary Data.”

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has an ongoing initiative to implement the SAP system. The SAP system will be implemented in stages, by business unit, through fiscal 2013. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information from the Company’s 2011 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.

Item 401 Information

The biographical information for the directors including the names, ages, terms of office, directorships in other companies and business experience is included in the Proxy Statement section “Election of Directors” and is incorporated herein by reference. The biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K report is incorporated herein by reference.

Item 405 Information

Disclosure of the failure by any director, officer or beneficial owner of more than ten percent of a class of the Company’s equity securities to file Forms 3, 4 or 5 reporting their ownership and changes in ownership in the Company is included in the Proxy Statement section “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 406 Information

Disclosure of the Company’s adoption of a code of ethics and the employees to which it applies is included in the Proxy Statement section “Governance of the Company” under subsection “Charters and Code of Ethics and Business Conduct” and is incorporated by herein reference.

Item 407(c)(3) Information

The procedure followed to nominate persons to the Company’s board of directors is included in the Proxy Statement section “Governance of the Company” under subsection “Director Nomination Process” and is incorporated herein by reference.

Item 407(d)(4) and 407(d)(5) Information

The identification of each audit committee member, their independence with regard to the Company, and the Company’s audit committee financial expert are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee.” The information in that section is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee” and “Executive Compensation.” The information in these sections is incorporated herein by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 201(d) Information

The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is presented below.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2011 with respect to the shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	66,828	$51.03	2,038,623 ESPP shares (1)
	6,885,586	$41.11	2,811,005 stock option shares	(2)
Equity compensation plans not approved by security holders	—	—	—

Total:	6,952,414	$41.21	4,849,628

(1)

The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. At the Company’s September 2010 Annual Meeting of Stockholders, the stockholders approved an amendment to the Amended and Restated 2003 Employee Stock Purchase Plan, which included a 2.0 million increase in the number of shares available for issuance. The ESPP encourages and assists employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.

(2)

At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. At the Company’s August 2009 Annual Meeting of Stockholders, the stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things a 2.6 million increase in the number of shares available for issuance under the plan. Future grants of stock options to employees and directors will be issued from the 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2011, only stock option awards have been granted under the 2006 Equity Plan and predecessor stock option plans.

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

Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company’s directors, executive officers, nominees for election as directors, major shareholders, and business and professional entities affiliated with them is included in Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions.” These sections of the Proxy Statement are incorporated herein by reference. The information required by Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in Proxy Statement section “Governance of the Company” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2):

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended through November 23, 2010.

4.1	Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s May 10, 2007 Current Report on Form 8-A).

4.2	Indenture, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.3	Exchange and Registration Rights Agreement, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.2 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.4	First Supplemental Indenture dated as of September 11, 2009, between Airgas, Inc. and the Bank of New York, as Trustee, relating to the 4.5% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s September 11, 2009 Current Report on Form 8-K).

4.5	The Second Supplemental Indenture dated as of March 15, 2010 between Airgas, Inc. and the Bank of New York Mellon, as Trustee, related to the 2.85% Senior Notes due 2013. (Incorporated by reference to Exhibit 4.2 to the Company’s March 15, 2010 Current Report on Form 8-K).

4.6	Supplemental Indenture dated as of May 27, 2010 between Airgas, Inc. and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 No. 333-167140).

4.7	Credit Agreement, dated as of September 13, 2010, among Airgas, Inc. and certain of its subsidiaries and Bank of America, N.A. as Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s September 16, 2010 Current Report on Form 8-K).

4.8	First Supplemental Indenture dated as of September 30, 2010 between Airgas, Inc. and U.S. Bank National Association as Trustee, related to the 3.25% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.2 to the Company’s September 30, 2010 Current Report on Form 8-K).

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

*10.1	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.2	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004).

*10.3	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

Exhibit No.	Description

*10.4	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

*10.5	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K).

10.6	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s December 31, 2006 Quarterly Report on Form 10-Q).

10.7	Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2007 Annual Report on Form 10-K).

*10.8	Amended and restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K). Six other executive officers and one additional officer are parties to identical agreements.

*10.9	Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K).

*10.10	Amended and Restated 2006 Equity Incentive Plan dated May 19, 2009, and approved by the Company’s stockholders on August 18, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s August 20, 2009 Current Report on Form 8-K).

10.11	Third Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2010, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s March 23, 2010 Current Report on Form 8-K).

*10.12	Amended and Restated 2003 Employee Stock Purchase Plan dated June 18, 2010, and approved by the Company’s stockholders on September 15, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s September 21, 2010 Current Report on Form 8-K).

10.13	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of March 16, 2011, among Airgas, Inc., as the Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s March 22, 2011 Current Report on Form 8-K).

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document.

†101.SCH	XBRL Taxonomy Extension Schema Document.

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	A management contract or compensatory plan required to be filed by Item 13 of this Report.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2011

Airgas, Inc.
(Registrant)

By:	/S/ PETER MCCAUSLAND

Peter McCausland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER MCCAUSLAND (Peter McCausland)	President and Chief Executive Officer	May 26, 2011

/S/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 26, 2011

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 26, 2011

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.	Director and Chairman	May 26, 2011

/S/ JOHN P. CLANCEY (John P. Clancey)	Director	May 26, 2011

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 26, 2011

/S/ ROBERT L. LUMPKINS (Robert L. Lumpkins)	Director	May 26, 2011

/S/ TED B. MILLER, JR. (Ted B. Miller, Jr.)	Director	May 26, 2011

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 26, 2011

/S/ DAVID M. STOUT (David M. Stout)	Director	May 26, 2011

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 26, 2011

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 26, 2011

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

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

Management of Airgas, Inc. and subsidiaries (the “Company”) prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2011 and 2010, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2011.

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

May 26, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.

Airgas, Inc.	Airgas, Inc.

/S/ PETER MCCAUSLAND	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Robert M. McLaughlin
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

May 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Airgas, Inc.:

We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its trade receivable securitization agreement due to the adoption of Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, as of April 1, 2010.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 26, 2011

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
	2011	2010	2009
(In thousands, except per share amounts)

Net Sales	$4,251,467	$3,875,153	$4,361,479

Cost and Expenses
Cost of products sold (excluding depreciation)	1,914,090	1,727,866	2,039,888
Selling, distribution and administrative expenses	1,574,072	1,489,305	1,575,928
Costs related to unsolicited takeover attempt (Note 23)	44,406	23,435	—
Depreciation	225,383	212,718	198,033
Amortization (Note 7)	25,135	22,231	22,762

Total costs and expenses	3,783,086	3,475,555	3,836,611

Operating Income	468,381	399,598	524,868

Interest expense, net (Note 14)	(60,054)	(63,310)	(84,395)
Discount on securitization of trade receivables	—	(5,651)	(10,738)
Losses on the extinguishment of debt (Note 9)	(4,162)	(17,869)	—
Other income (expense), net	1,958	1,332	(382)

Earnings before income taxes	406,123	314,100	429,353
Income taxes (Note 5)	(156,357)	(117,800)	(168,265)

Net Earnings	$249,766	$196,300	$261,088

Net Earnings per Common Share (Note 15)
Basic earnings per share	$2.99	$2.39	$3.19

Diluted earnings per share	$2.93	$2.34	$3.12

Weighted average shares outstanding:
Basic	83,487	82,129	81,926

Diluted	85,252	83,787	83,816

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2011	2010

ASSETS
Current Assets
Cash	$57,218	$47,001
Trade receivables, less allowances for doubtful accounts of $23,655 in 2011 and $25,359 in 2010	550,262	186,804
Inventories, net (Note 4)	362,502	333,961
Deferred income tax asset, net (Note 5)	50,132	48,591
Prepaid expenses and other current assets	100,531	94,978

Total current assets	1,120,645	711,335

Plant and equipment at cost (Note 6)	3,949,974	3,774,208
Less accumulated depreciation	(1,494,216)	(1,346,212)

Plant and equipment, net	2,455,758	2,427,996

Goodwill (Note 7)	1,117,336	1,109,276
Other intangible assets, net (Note 7)	197,168	212,752
Other non-current assets	44,974	34,573

Total assets	$4,935,881	$4,495,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$163,091	$157,566
Accrued expenses and other current liabilities (Note 8)	391,544	307,822
Current portion of long-term debt (Note 9)	9,868	10,255

Total current liabilities	564,503	475,643

Long-term debt, excluding current portion (Note 9)	1,842,994	1,499,384
Deferred income tax liability, net (Note 5)	722,954	652,389
Other non-current liabilities	70,548	72,972
Commitments and contingencies (Notes 16 & 17)

Stockholders’ Equity (Note 12)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding in 2011 and 2010	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,591 and 86,253 shares issued in 2011 and 2010, respectively	866	863
Capital in excess of par value	607,593	568,421
Retained earnings	1,498,728	1,332,759
Accumulated other comprehensive income	7,580	3,442
Treasury stock, 6,995 and 3,027 shares at cost in 2011 and 2010, respectively	(379,885)	(109,941)

Total stockholders’ equity	1,734,882	1,795,544

Total liabilities and stockholders’ equity	$4,935,881	$4,495,932

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2011, 2010 and 2009
	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
(In thousands)

Balance – April 1, 2008	84,076	$841	$468,302	$983,663	$(4,713)	(1,788)	$ (34,757)	$1,413,336
Comprehensive income:
Net earnings				261,088				$261,088
Foreign currency translation adjustment					(11,451)			(11,451)
Net change in fair value of interest rate swap agreements (Note 10)					8,325			8,325
Net tax expense of other comprehensive income items					(2,914)			(2,914)

Total comprehensive income								$255,048
Shares issued in connection with stock options exercised (Note 13)	1,027	10	16,178					16,188
Dividends paid on common stock ($0.56) (Note 12)				(45,766)				(45,766)
Tax benefit associated with the exercise of stock options			11,846					11,846
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	439	5	16,502					16,507
Expense related to stock-based compensation (Note 13)			20,202					20,202
Purchase of treasury stock (Note 12)						(2,351)	(115,606)	(115,606)

Balance – March 31, 2009	85,542	$856	$533,030	$1,198,985	$(10,753)	(4,139)	$(150,363)	$1,571,755

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Years Ended March 31, 2011, 2010 and 2009
	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
(In thousands)
Comprehensive income:
Net earnings				196,300				$196,300
Foreign currency translation adjustment					8,629			8,629
Net change in fair value of interest rate swap agreements (Note 10)					8,563			8,563
Net tax expense of other comprehensive income items					(2,997)			(2,997)

Total comprehensive income								$210,495
Shares issued in connection with stock options exercised (Note 13)	187	2	(18,561)			1,112	40,422	21,863
Dividends paid on common stock ($0.76) (Note 12)				(62,526)				(62,526)
Tax benefit associated with the exercise of stock options			15,444					15,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	524	5	15,423					15,428
Expense related to stock-based compensation (Note 13)			23,085					23,085

Balance – March 31, 2010	86,253	$863	$568,421	$1,332,759	$3,442	(3,027)	$(109,941)	$1,795,544

Comprehensive income:
Net earnings				249,766				$249,766
Foreign currency translation adjustment					2,948			2,948
Net gain on derivative instruments (Note 10)					1,633			1,633
Net tax expense of other comprehensive income items					(443)			(443)

Total comprehensive income								$253,904
Shares issued in connection with stock options exercised (Note 13)			(7,964)			812	30,056	$22,092
Dividends paid on common stock ($1.01) (Note 12)				(83,797)				(83,797)
Tax benefit associated with the exercise of stock options			8,444					8,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	338	3	14,994					14,997
Expense related to stock-based compensation (Note 13)			23,698					23,698
Purchase of treasury stock (Note 12)						(4,780)	(300,000)	(300,000)

Balance – March 31, 2011	86,591	$866	$607,593	$1,498,728	$7,580	(6,995)	$(379,885)	$1,734,882

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$249,766	$196,300	$261,088
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	225,383	212,718	198,033
Amortization	25,135	22,231	22,762
Deferred income taxes	69,328	66,166	103,280
Loss (gain) on sales of plant and equipment	976	3,014	(964)
Stock-based compensation expense	23,669	22,868	20,635
Losses on debt extinguishment	4,162	17,869	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(295,000)	(16,400)	(48,600)
Trade receivables, net	(66,216)	18,287	77,209
Inventories, net	(28,636)	58,785	441
Prepaid expenses and other current assets	(3,586)	(18,028)	(11,479)
Accounts payable, trade	6,043	(3,863)	(40,239)
Accrued expenses and other current liabilities	65,504	24,085	744
Other non-current assets	1,427	4,012	(673)
Other non-current liabilities	(2,654)	(7,997)	530

Net cash provided by operating activities	275,301	600,047	582,767

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(256,030)	(252,828)	(351,912)
Proceeds from sales of plant and equipment	15,844	14,466	14,360
Business acquisitions and holdback settlements	(21,186)	(80,777)	(273,750)
Other, net	(395)	(3,142)	1,378

Net cash used in investing activities	(261,767)	(322,281)	(609,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,403,010	1,446,500	1,364,423
Repayment of debt	(1,072,417)	(1,700,368)	(1,188,675)
Financing costs	(8,598)	(5,161)	(9,201)
Premium paid on redemption of senior subordinated notes	(3,175)	(14,624)	—
Purchase of treasury stock	(300,000)	—	(120,219)
Proceeds from the exercise of stock options	22,092	21,863	16,188
Stock issued for the Employee Stock Purchase Plan	14,997	15,428	16,507
Tax benefit realized from the exercise of stock options	8,444	15,444	11,846
Dividends paid to stockholders	(83,797)	(62,526)	(45,766)
Change in cash overdraft and other	16,127	5,491	(13,806)

Net cash provided by (used in) financing activities	(3,317)	(277,953)	31,297

CHANGE IN CASH	$10,217	$(187)	$4,140
Cash – Beginning of year	47,001	47,188	43,048

Cash – End of year	$57,218	$47,001	$47,188

For supplemental cash flow disclosures, see Note 20.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of the Business

Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made approximately 400 acquisitions to become the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants and ammonia products. The Company markets its products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 14,000 employees work in approximately 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities and distribution centers.

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

(c) Reclassifications and Prior Period Adjustments

Certain reclassifications were made to the Consolidated Statements of Earnings for fiscal years 2010 and 2009, as well as the related notes, to conform to the current period presentation. These reclassifications resulted in increasing revenue and selling, distribution and administrative expenses and reducing cost of products sold (excluding depreciation). These reclassifications were the result of conforming the Company’s accounting policies in conjunction with its implementation of a new enterprise information system (“SAP”) and were not material. Consolidated operating income and net earnings for the prior periods were not impacted by the reclassifications.

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

(e) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method, average-cost method and last-in, first-out (“LIFO”) method. At March 31, 2011, approximately 72%, 19% and 9% of inventory was valued using the FIFO, average-cost and LIFO methods, respectively. At March 31, 2010, approximately 73%, 17% and 10% of inventory was valued using the FIFO, average-cost and LIFO methods, respectively.

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

The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. During the years ended March 31, 2011, 2010 and 2009, the Company recorded capitalized interest for construction in progress of $2.3 million, $2.9 million and $3.4 million, respectively.

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

Other intangible assets primarily include non-competition agreements and customer relationships resulting from business acquisitions. Both non-competition agreements and customer relationships are recorded based on their acquisition date fair values. Non-competition agreements are amortized using the straight-line method over the term of the agreement. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from seven to 17 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset can be recovered through projected undiscounted future cash flows of the related business unit.

Financing costs related to the issuance of long-term debt are deferred and included in other non-current assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.

(j) Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning bulk tank sites to their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations totaled $12.7 million and $11.1 million at March 31, 2011 and 2010, respectively, and are reflected within other non-current liabilities on the Company’s Consolidated Balance Sheets.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

The Company maintains business insurance programs with high deductible limits, which cover workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

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

(m) Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings as incurred.

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

(o) Financial Instruments

In managing interest rate risk exposure, the Company may enter into interest rate swap agreements and treasury rate lock agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for receiving a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. Treasury rate lock agreements are used to fix the interest rate related to forecasted debt issuances. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. Counterparties to the Company’s interest rate contracts are major financial institutions. The Company recognizes derivative instruments on the balance sheet at fair value. The interest rate contracts are marked to market with changes in fair value recognized in either accumulated other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximates fair value based on the short-term maturity of these financial instruments.

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

(s) Depreciation

The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on the Company’s plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”

(t) Shipping and Handling Fees and Distribution Costs

The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company vehicles, are reflected in selling, distribution and administrative expenses and were $727 million, $692 million and $729 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $25 million, $23 million and $18 million was recognized in depreciation for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

(u) Stock-based Compensation

The Company grants stock-based compensation awards for its equity incentive plan and employee stock purchase plan. Stock-based compensation expense is generally recognized on a straight-line basis over the stated vesting period for each award, with accelerated vesting for retirement-eligible employees in accordance with the provisions of the equity incentive plan. See Note 13 for additional disclosures relating to stock-based compensation.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACCOUNTING AND DISCLOSURE CHANGES

(a) Recently adopted accounting pronouncements

On April 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which affected the accounting treatment of its trade receivables securitization program. The Company currently participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at both March 31, 2011 and 2010. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. Additionally, net new borrowings under the Securitization Agreement are classified as financing activities on the Company’s Consolidated Statement of Cash Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company’s Consolidated Statement of Earnings, the amounts previously recorded within the line item “Discount on securitization of trade receivables,” which represented the difference between the proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle. Additionally, the Company’s debt covenants were not impacted by the balance sheet recognition of the borrowings as a result of the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.

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

On April 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 established new standards that changed the consolidation model for variable interest entities (“VIEs”), including (1) changes in considerations as to whether an entity is a VIE, (2) a qualitative rather than quantitative assessment to identify the primary beneficiary of a VIE, (3) an ongoing rather than event-driven assessment of the VIE’s primary beneficiary, and (4) the elimination of the qualified special purpose entity scope exception. The new guidance did not result in the deconsolidation of the Company’s existing VIE, which is the bankruptcy-remote special purpose entity used to collateralize trade receivables under the Securitization Agreement.

(b) Accounting pronouncements not yet adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively. The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. The Company treats the deliverables in these arrangements under current GAAP as separate units of accounting with selling prices derived from Company specific or third-party evidence. The Company adopted the new guidance, prospectively, on April 1, 2011. The new guidance is not expected to significantly modify the accounting for these types of arrangements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force (“ASU 2010-28”), which provides additional guidance on when Step 2 of the goodwill impairment test must be performed. The guidance clarifies that for reporting units with zero or negative carrying amounts, Step 2 must be performed if it is more likely than not that a goodwill impairment exists based on the evaluation of certain qualitative factors. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption prohibited. The Company adopted the new guidance on April 1, 2011 with no impact on its consolidated financial statements. Future goodwill impairment tests will follow the requirements of the new guidance.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”), which provides clarification on disclosure requirements and amends current guidance to require entities to disclose pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Qualitative disclosures describing the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings are also required. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 on April 1, 2011. Pro forma disclosures for future acquisitions will follow the new guidance.

(3) ACQUISITIONS

Acquisitions occurring in fiscal 2011 and 2010 were recorded using the acquisition method of accounting in accordance with the revised guidance on business combinations, which the Company adopted on April 1, 2009. The results of acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Fiscal 2011

During fiscal 2011, the Company purchased eight businesses. The largest of these businesses was Conley Gas, Ltd. (“Conley”), a supplier of pure gases to the specialty gas industry with historical annual sales of approximately $9 million. A total of $21.2 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with acquisitions that were completed in years prior to fiscal 2010. Transaction and other integration costs incurred in fiscal 2011 and included in the Company’s fiscal 2011 results were insignificant. These businesses had aggregate historical annual sales of approximately $21 million. Net sales from current year acquisitions that were included in the Company’s fiscal 2011 results were $7 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The following table summarizes the fair values of the assets acquired and liabilities assumed related to fiscal 2011 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Purchase price allocations are based on third-party valuations and management’s estimates. The purchase price allocations related to fiscal 2011 acquisitions are substantially complete with the exception of plant and equipment and intangibles for Conley, which continue to be based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Adjustments to provisional amounts for fiscal 2011 and 2010 acquisitions were not significant. Final determination of the fair values may result in further adjustments to the values presented below.

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Current assets, net	$2,648	$41	$2,689
Plant and equipment	6,168	25	6,193
Goodwill	7,087	1	7,088
Other intangible assets	8,183	70	8,253
Current liabilities	(1,975)	270	(1,705)
Non-current liabilities	(1,332)	—	(1,332)

Total cash consideration	$20,779	$407	$21,186

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of trade receivables acquired with fiscal 2011 acquisitions was $2.3 million, which approximated gross contractual amounts receivable. Goodwill associated with fiscal 2011 acquisitions was $7.3 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2011 acquisitions represent customer relationships and non-competition agreements and amounted to $5.6 million and $1.9 million, respectively. See Note 7 for further information on goodwill and intangible assets, including the allocation by segment.

In connection with acquisitions prior to the April 1, 2009 adoption of the revised guidance on business combinations, the Company is a party to contingent payment agreements that provide for additional consideration to be paid to sellers if the future earnings of the acquired businesses exceed predetermined amounts. Amounts payable under contingent payment agreements continue through 2019 and are limited to $7.9 million. Such amounts, if paid, will be treated as additional costs of the acquisitions.

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations as if fiscal 2011 and 2010 acquisitions had occurred on April 1, 2009. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of the assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2009 or of results that may occur in the future.

	Unaudited Years Ended March 31,
(In thousands, except per share amounts)	2011	2010

Net sales	$4,264,634	$3,924,123
Net earnings	249,673	198,350

Diluted earnings per share	$2.93	$2.37

Fiscal 2010

During fiscal 2010, the Company purchased six businesses. The largest of these businesses was Tri-Tech, a Florida-based industrial gas and welding supply distributor with 16 locations throughout Florida, Georgia, and South Carolina with historical annual sales of approximately $31 million. A total of $80.8 million in cash was paid for the six businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. Transaction and other integration costs incurred in fiscal 2010 and included in the Company’s fiscal 2010 results were insignificant. These businesses had aggregate historical annual revenues of approximately $47 million. Net sales from fiscal 2010 acquisitions that were included in the Company’s fiscal 2010 results were $14 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The following table summarizes, as of March 31, 2010, the fair values of the assets acquired and liabilities assumed related to fiscal 2010 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Subsequent adjustments to the provisional valuations below are reflected in the fiscal 2011 purchase price allocation table above and were not significant.

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Current assets, net	$5,750	$533	$6,283
Plant and equipment	22,477	83	22,560
Goodwill	40,821	1,056	41,877
Other intangible assets	17,029	1,035	18,064
Current liabilities	(3,060)	(1,097)	(4,157)
Non-current liabilities	(3,694)	(156)	(3,850)

Total cash consideration	$79,323	$1,454	$80,777

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of receivables acquired, net of an allowance for doubtful accounts, was $4.2 million, with gross contractual amounts receivable of $4.5 million. Of the total goodwill in the table above, $33.7 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2010 acquisitions represent customer relationships and non-competition agreements and amounted to $21.6 million and $2.3 million, respectively.

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

	Unaudited
	Years Ended March 31,
	2010	2009
(In thousands, except per share amounts)

Net sales	$3,905,798	$4,497,040
Net earnings	197,807	263,586

Diluted earnings per share	$2.36	$3.14

Fiscal 2009

During fiscal 2009, the Company purchased 14 businesses. The largest of these businesses was Refron, Inc., a New York-based distributor of refrigerant gases with historical annual sales of $93 million. With the acquisition of Refron, Inc., the Company formed Airgas Refrigerants, Inc. and merged the newly acquired operations with its existing refrigerant gas business. Airgas Refrigerants, Inc. is reflected in the All Other Operations business segment.

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

Purchase Price Allocation

The table below summarizes, as of March 31, 2009, the allocation of the purchase price of all fiscal 2009 acquisitions by business segment, as well as adjustments to finalize the valuations of certain fiscal 2008 acquisitions. Subsequent adjustments to the provisional valuations below are reflected in the fiscal 2010 purchase price allocation table above and were not significant. The credit of $46 thousand in the All Other Operations business segment is attributable to a reduction of $1.43 million related to plant and equipment adjustments to fiscal 2008 acquisitions, net of $1.39 million of plant and equipment acquired in acquisitions. Of the total goodwill in the table below, $84 million is deductible for income tax purposes. Additionally, $85 million of the $91 million allocated to other intangible assets represents value assigned to customer relationships, with the remaining $6 million representing non-competition agreements.

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Current assets, net	$22,611	$72,460	$95,071
Plant and equipment	32,380	(46)	32,334
Goodwill	34,138	65,228	99,366
Other intangible assets	65,344	25,662	91,006
Current liabilities	(15,984)	(7,660)	(23,644)
Non-current liabilities	(17,159)	(3,224)	(20,383)

Total cash consideration	$121,330	$152,420	$273,750

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) INVENTORIES, NET

Inventories, net, consist of:

	March 31,
	2011	2010
(In thousands)

Hardgoods	$246,607	$225,832
Gases	115,895	108,129

	$362,502	$333,961

Hardgoods inventories determined using the LIFO inventory method totaled $32 million at March 31, 2011 and 2010. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventories would have been $11.1 million higher at March 31, 2011 and $10.3 million higher at March 31, 2010. Substantially all of the inventories are finished goods.

(5) INCOME TAXES

Earnings before income taxes were derived from the following sources:

	Years Ended March 31,
	2011	2010	2009
(In thousands)

United States	$399,620	$307,381	$419,377
Foreign	6,503	6,719	9,976

	$406,123	$314,100	$429,353

Income tax expense consists of:

	Years Ended March 31,
	2011	2010	2009
(In thousands)

Current:
Federal	$77,466	$43,492	$52,562
Foreign	2,317	2,457	2,658
State	7,246	5,685	9,765

	87,029	51,634	64,985

Deferred:
Federal	56,194	62,386	87,751
Foreign	33	187	562
State	13,101	3,593	14,967

	69,328	66,166	103,280

	$156,357	$117,800	$168,265

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2011	2010	2009

Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	3.4%	1.8%	3.6%
Stock-based compensation expense	0.1%	0.6%	0.3%
Change in state tax law	—	—	0.1%
Other, net	—	0.1%	0.2%

	38.5%	37.5%	39.2%

The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
	2011	2010
(In thousands)

Deferred Tax Assets:
Inventories	$23,194	$15,788
Accounts receivable	—	884
Deferred rental income	15,347	15,344
Insurance reserves	12,396	13,524
Litigation settlement and other reserves	1,278	1,512
Asset retirement obligations	4,549	4,236
Stock-based compensation	23,703	19,641
Other	15,851	19,084
Net operating loss carryforwards	22,282	22,218
Valuation allowance	(9,385)	(8,192)

	109,215	104,039

Deferred Tax Liabilities:
Accounts receivable	(1,337)	—
Plant and equipment	(635,728)	(582,079)
Intangible assets	(132,014)	(111,572)
Other	(12,958)	(14,186)

	(782,037)	(707,837)

Net deferred tax liability	$(672,822)	$(603,798)

Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s Consolidated Balance Sheets as follows:

	March 31,
	2011	2010
(In thousands)

Current deferred tax asset, net	$50,132	$48,591
Non-current deferred tax liability, net	(722,954)	(652,389)

Net deferred tax liability	$(672,822)	$(603,798)

The Company has recorded tax benefits amounting to $8.4 million, $15.4 million and $11.8 million in the years ended March 31, 2011, 2010 and 2009, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

The Company has recorded deferred tax assets related to the expected future tax benefits of state net operating losses of $22.3 million and $22.2 million as of March 31, 2011 and 2010, respectively. State loss carryforwards expire at various times through 2031.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets reverse, at March 31, 2011 management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. Valuation allowances relate to certain state net operating loss carryforwards. In fiscal 2011, the Company revised its estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards. Those revisions along with changes due to the realization and expiration of net operating loss carryforwards resulted in a $1.2 million increase in the related valuation allowance at March 31, 2011.

U.S. income taxes have not been provided on approximately $70 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

As of March 31, 2011, the Company has unrecognized state tax benefits of approximately $14.7 million, which were recorded in other non-current liabilities, and a related $5.1 million of federal tax assets associated with those state tax benefits recorded in other non-current assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including potential interest and penalties associated with uncertain tax positions, is as follows:

(In thousands)

Unrecognized net income tax benefits as of March 31, 2009	$8,409
Additions for current year tax positions	1,547
Reductions for tax positions of prior years	(320)
Reductions for settlements with taxing authorities	(641)
Reductions as a result of expiration of applicable statutes of limitations	(851)

Unrecognized net income tax benefits as of March 31, 2010	8,144
Additions for current year tax positions	1,972
Reductions for tax positions of prior years	—
Reductions for settlements with taxing authorities	(221)
Reductions as a result of expiration of applicable statutes of limitations	(247)

Unrecognized net income tax benefits as of March 31, 2011	$9,648

Net interest and penalties of $94 thousand were recognized for the year ended March 31, 2011 and were classified as income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.

The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state or local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2007.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) PLANT AND EQUIPMENT

The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable Lives (Yrs)	2011	2010
(In thousands)

Land and land improvements	—	$161,665	$153,570
Buildings and improvements	25	426,482	392,895
Cylinders	30	1,268,829	1,259,499
Bulk tank stations	10 to 30 (Average 16)	559,743	516,481
Rental equipment	2 to 10	253,145	241,411
Machinery and equipment	7 to 10	762,917	734,373
Computers, furniture and fixtures	3 to 10	173,306	149,100
Transportation equipment	3 to 15	259,455	243,786
Construction in progress	—	84,432	83,093

		$3,949,974	$3,774,208

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for fiscal 2011 and 2010 were as follows:

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)

Balance at March 31, 2009	$879,082	$184,288	$1,063,370
Acquisitions (a)	40,821	1,056	41,877
Other adjustments, including foreign currency translation	2,815	1,214	4,029

Balance at March 31, 2010	922,718	186,558	1,109,276
Acquisitions (a)	7,087	1	7,088
Other adjustments, including foreign currency translation	913	59	972

Balance at March 31, 2011	$930,718	$186,618	$1,117,336

(a)	Includes acquisitions completed during the respective year and adjustments made to prior year acquisitions.

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

As of October 31, 2010, the Company had 18 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. The Company determined the estimated fair value of each of its reporting units as of October 31, 2010 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on specific reporting unit business plans, future capital expenditures, working capital needs, discount rates and perpetual growth rates. The Company’s weighted average cost of capital was approximately 8%. However, the estimate of each reporting unit’s fair value assigns a higher risk premium to smaller entities. Therefore, the discount rates used to estimate the fair value of individual reporting units will be higher than for the company as a whole. At October 31, 2010, the discount rates used in the model were 10.5% for the Distribution business segment reporting units and slightly higher rates for the smaller reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of each of the Company’s reporting units.

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

Other Intangible Assets

Other intangible assets amounted to approximately $197 million and $213 million, net of accumulated amortization of $75 million and $56 million at March 31, 2011 and March 31, 2010, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from seven to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: 2012 – $22.8 million; 2013 – $21.8 million; 2014 – $19.5 million; 2015 – $18.0 million; 2016 – $16.5 million; and $98.6 million thereafter.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

	March 31,
	2011	2010
(In thousands)

Accrued payroll and employee benefits	$121,691	$86,320
Business insurance reserves	45,438	42,414
Taxes other than income taxes	21,218	18,916
Cash overdraft	64,601	48,474
Deferred rental revenue	26,401	25,585
Accrued costs related to unsolicited takeover attempt (Note 23)	43,452	22,472
Other accrued expenses and current liabilities	68,743	63,641

	$391,544	$307,822

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.2 million at March 31, 2011 and $10.6 million at March 31, 2010. The insurance receivables represent the balance of probable claim losses in excess of the Company’s high deductible limits for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) INDEBTEDNESS

Long-term debt consists of:

	March 31,
	2011	2010
(In thousands)

Revolving credit borrowings – U.S.	$331,000	$198,500
Revolving credit borrowings – Multi-currency	43,103	31,514
Revolving credit borrowings – Canadian	—	10,333
Revolving credit borrowings – France	4,106	1,351
Trade receivables securitization	295,000	—
Term loans	—	307,500
Senior notes, net	954,343	698,963
Senior subordinated notes	215,446	245,446
Acquisition notes and other	9,864	16,032

Total long-term debt	1,852,862	1,509,639
Less current portion of long-term debt	(9,868)	(10,255)

Long-term debt, excluding current portion	$1,842,994	$1,499,384

Senior Subordinated Note Redemption

During the year ended March 31, 2011, the Company repurchased $30 million of its 7.125% senior subordinated notes maturing October 1, 2018 (the “2018 Notes”) at an average price of 110.6%. Losses on the early extinguishment of the 2018 Notes were $3.6 million for the year ended March 31, 2011 and related to the redemption premiums and write-off of unamortized debt issuance costs.

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

In connection with the entry by the Company into the Credit Facility, on September 13, 2010, the Company’s then existing senior credit facility with an aggregate commitment of $1.7 billion (the “Prior Credit Facility”) was terminated and all obligations under the Prior Credit Facility (including the term loans) were repaid in full using proceeds of the Credit Facility and other funds. As a result of the termination of the Prior Credit Facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million for the year ended March 31, 2011 related to the write-off of unamortized debt issuance costs.

As of March 31, 2011, the Company had $374 million of borrowings under the Credit Facility, including $331 million under the U.S. dollar revolver and $43 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 212.5 basis points. The multi-currency revolver bears interest based on a spread of 212.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.31% and 2.87%, respectively.

The Company also maintains a committed revolving line of credit to fund its operations in France, which is outside of the Company’s Credit Facility. The French revolving line of credit was amended in February 2011 to extend the maturity date to December 31, 2011 and increase the borrowing capacity from €3.0 million to €5.0 million (U.S. $7.1 million). At March 31, 2011, French revolving credit borrowings were €2.9 million (U.S. $4.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 212.5 basis points. As of March 31, 2011, the effective interest rate on the French revolving credit borrowings was 2.98%.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011, the Credit Facility’s financial covenant did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross-default provisions whereby a default under the Credit Facility could result in defaults under the senior and senior subordinated notes discussed below. As of March 31, 2011, $335 million remained unused under the Company’s Credit Facility.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2011, there were no advances outstanding under the agreement.

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

At March 31, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. Additionally, the Company has the option to redeem the 2014 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

At March 31, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. Additionally, the Company has the option to redeem the 2013 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

The 2013, 2014 and 2015 Notes contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions.

Senior Subordinated Notes

At March 31, 2011, the Company had $215 million of its 2018 Notes outstanding. The 2018 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the year ended March 31, 2011, the Company incurred a one-time interest penalty payable to holders of the 2018 Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. The Company has classified these charges as interest expense.

The 2018 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2011, acquisition and other notes totaled $9.9 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Effective April 1, 2010 under new accounting guidance, the Company’s sale of qualified trade receivables is now accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only VIE. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At March 31, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross default provisions with respect to outstanding debt.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at March 31, 2011 are as follows:

Debt Maturities
(In thousands)

Years Ending March 31, (a)
2012	$9,868
2013	297,921
2014	300,526
2015	774,584
2016	250,100
Thereafter	215,520

$1,848,519

(a)	Outstanding borrowings under the Securitization Agreement at March 31, 2011 are reflected as maturing at the agreement’s expiration in March 2013.

The 2013, 2014 and 2015 Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of discounts of $152 thousand, $336 thousand and $340 thousand, respectively. The 2013 Notes also include additional carrying value of $5.2 million at March 31, 2011 related to the Company’s fair value hedges – see Note 10 for additional disclosure.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At March 31, 2011, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

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

During fiscal 2011, fixed interest rate swaps with an aggregate notional amount of $250 million matured and at March 31, 2011, the Company was not party to any fixed interest rate swap agreements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended March 31, 2011, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $4.0 million, or $2.7 million after tax. For the year ended March 31, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $8.6 million, or $5.6 million after tax. The amount of gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the years ended March 31, 2011, 2010 and 2009.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010, with a notional amount of $100 million, maturing on September 8, 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company incurred a loss of $2.6 million ($1.6 million after tax) which is reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the year ended March 31, 2011, $258 thousand of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At March 31, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 2.17% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2011, the fair value of the variable interest rate swaps increased by $5.7 million to an asset of $5.1 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $5.6 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2011 and 2010.

Tabular Disclosure

The following tables reflect the required tabular disclosure of the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

Fair Values of Derivatives Designated as Hedging Instruments

	March 31, 2011		March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)

Interest rate swaps:
Fixed interest rate swaps			Other non-current liabilities	$(3,962)
Variable interest rate swaps	Other non-current assets	$5,086	Other non-current liabilities	$(625)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Consolidated Statements of Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain Recognized in OCI on Derivatives Years Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009

Interest rate contracts	$1,633	$8,563	$8,325
Tax effect	(443)	(2,997)	(2,914)

Net effect	$1,190	$5,566	$5,411

(In thousands)	Amount of Loss Reclassified from AOCI into Pre-tax Income Years Ended March 31,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2011	2010	2009

Interest expense, net	$4,242	$11,399	$13,130

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-tax Income
Derivatives in Fair Value Hedging Relationships		Years Ended March 31,
		2011	2010
Change in fair value of variable interest rate swaps	Interest expense, net	$5,711	$(625)
Change in carrying value of 2013 Notes	Interest expense, net	(5,563)	392

Net effect	Interest expense, net	$148	$(233)

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and March 31, 2010 are categorized in the table below based on the lowest level of significant input to the valuation.

	Balance at March 31, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)

Assets:
Deferred compensation plan assets	$9,160	$9,160	$—	$—
Derivative assets – variable interest rate swap agreements	5,086	—	5,086	—

Total assets measured at fair value on a recurring basis	$14,246	$9,160	$5,086	$—

Liabilities:
Deferred compensation plan liabilities	$9,160	$9,160	$—	$—

Total liabilities measured at fair value on a recurring basis	$9,160	$9,160	$—	$—

	Balance at March 31, 2010	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)

Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivables securitization (Note 2)	$142,310	$—	$—	$142,310
Deferred compensation plan assets	7,596	7,596	—	—

Total assets measured at fair value on a recurring basis	$149,906	$7,596	$—	$142,310

Liabilities:
Deferred compensation plan liabilities	$7,596	$7,596	$—	$—
Derivative liabilities – fixed interest rate swap agreements	3,962	—	3,962	—
Derivative liabilities – variable interest rate swap agreements	625	—	625	—

Total liabilities measured at fair value on a recurring basis	$12,183	$7,596	$4,587	$—

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation plan assets and corresponding liabilities – The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1), and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.

Derivative assets – interest rate swap agreements – The Company’s variable interest rate swap agreements are with highly rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within other non-current assets on the Consolidated Balance Sheet at March 31, 2011. See Note 10 for additional derivatives disclosures.

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

	Carrying Value at March 31, 2011	Fair Value at March 31, 2011	Carrying Value at March 31, 2010	Fair Value at March 31, 2010
(In thousands)

Revolving credit borrowings	$378,209	$381,235	$241,698	$239,281
Term loans	—	—	307,500	304,425
2013 Notes	305,019	308,716	299,395	299,126
2014 Notes	399,664	419,899	399,568	412,542
2015 Notes	249,660	249,430	—	—
2018 Notes	215,446	235,105	245,446	269,706
Trade Receivables Securitization	295,000	295,000	—	—
Acquisition and other notes	9,864	10,146	16,032	16,814

Total debt	$1,852,862	$1,899,531	$1,509,639	$1,541,894

(12) STOCKHOLDERS’ EQUITY

(a) Common Stock

The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2011, the number of shares of common stock outstanding was 79.6 million, excluding 7.0 million shares of common stock held as treasury stock. At March 31, 2010, the number of shares of common stock outstanding was 83.2 million, excluding 3.0 million shares of common stock held as treasury stock.

(b) Preferred Stock and Redeemable Preferred Stock

The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2011 and 2010, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2011 and 2010, no shares of redeemable preferred stock were issued or outstanding.

(c) Dividends

The Company paid its stockholders quarterly cash dividends of $0.22 per share at the end of the first quarter, $0.25 per share in the second and third quarters and $0.29 per share in the fourth quarter. On May 17, 2011, the Company’s Board of Directors declared a cash dividend of $0.29 per share, which is payable on June 30, 2011 to the stockholders of record as of June 15, 2011. During fiscal 2010, the Company paid its stockholders regular quarterly cash dividends of $0.18 per share at the end of each of the first three quarters and $0.22 per share in the fourth quarter. During fiscal 2009, the Company paid its stockholders regular quarterly cash dividends of $0.12 per share at the end of each of the first two quarters and $0.16 per share in the third and fourth quarters. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

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

(e) Stock Repurchase Programs

In November 2005, the Company’s Board of Directors approved a stock repurchase plan that provided the Company with the authorization to repurchase up to $150 million of its common stock. The plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company announced the reinstatement of its plan. During fiscal 2009, 2.4 million shares were repurchased for $115.6 million. A total of 4.1 million shares were repurchased under the plan for $150 million, satisfying the original $150 million authorized for common stock repurchase.

In February 2011, the Executive Committee of the Company’s Board of Directors approved a stock repurchase program that provided the Company with the authorization to repurchase up to $300 million of its common stock. By March 31, 2011, 4.8 million shares had been repurchased for $300 million.

In May 2011, the Company announced a new program to repurchase up to $300 million of its outstanding shares of common stock. See Note 24 for subsequent event disclosure.

(f) Comprehensive Income

The Company’s comprehensive income was $254 million, $210 million and $255 million for the years ended March 31, 2011, 2010 and 2009, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. During the year ended March 31, 2011, cash settlements with the counterparties of $4.2 million were reclassified from AOCI to net earnings as interest expense. The table below presents the gross and net changes in the balances within each component of AOCI for the year ended March 31, 2011.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreement	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income
(In thousands)

Balance March 31, 2010	$6,099	$—	$(2,657)	$3,442
Foreign currency translation adjustments	2,948			2,948
Derivative instruments:
Treasury rate lock loss		(2,587)		(2,587)
Change in fair value of fixed interest rate swap agreements			(22)	(22)
Reclassification adjustments to income		258	3,984	4,242

Net gain (loss) on derivative instruments		(2,329)	3,962	1,633
Net tax effect of comprehensive income items		862	(1,305)	(443)

Net change after tax of comprehensive income items	2,948	(1,467)	2,657	4,138

Balance March 31, 2011	$9,047	$(1,467)	$—	$7,580

(13) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its equity incentive plan and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2011:

(In thousands)	Fiscal Years Ended March 31,
Stock-based compensation expense related to:	2011	2010	2009

Equity Incentive Plan	$19,122	$16,455	$14,863
Employee Stock Purchase Plan—options to purchase stock	4,547	6,413	5,772

	23,669	22,868	20,635
Tax benefit	(8,364)	(6,913)	(6,544)

Stock-based compensation expense, net of tax	$15,305	$15,955	$14,091

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Equity Plan”) was approved by the Company’s stockholders in August 2006. On August 18, 2009, the Company’s stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 2.6 million increase in the number of shares available for issuance under the plan. At March 31, 2011, a total of 7.5 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 2.8 million shares of common stock were available for issuance.

Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2011, 2010 and 2009 was $22.72, $14.50 and $18.17, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in each fiscal year:

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Grant Assumptions

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected volatility	41.9%	39.5%	29.6%
Expected dividend yield	1.42%	1.75%	0.90%
Expected term	5.6 years	5.6 years	5.6 years
Risk-free interest rate	2.1%	2.3%	3.2%

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

Summary of Stock Option Activity

The following table summarizes the stock option activity during the three years ended March 31, 2011:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
			(In thousands)

Outstanding at March 31, 2008	6,632,703	$23.52
Granted	1,120,273	$59.67
Exercised	(1,027,129)	$15.76
Forfeited	(85,478)	$31.63

Outstanding at March 31, 2009	6,640,369	$30.71	$60,142
Granted	1,425,650	$43.15
Exercised	(1,299,528)	$16.82
Forfeited	(59,473)	$18.50

Outstanding at March 31, 2010	6,707,018	$36.15	$184,230
Granted	1,047,300	$62.56
Exercised	(812,304)	$27.20
Forfeited	(56,428)	$50.38

Outstanding at March 31, 2011	6,885,586	$41.11	$174,350

Vested or expected to vest as of
March 31, 2011	6,745,105	$40.79	$172,944

Exercisable as of March 31, 2011	4,179,865	$33.23	$138,796

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2011, 2010 and 2009 was $31.4 million, $46.7 million and $33.1 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2011 was 4.6 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.

As of March 31, 2011, $31.8 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 5.5 million shares of Company common stock, of which 2.1 million shares were available for issuance at March 31, 2011, 67 thousand shares of which were issued on April 1, 2011.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.05, $12.52 and $12.46 for the years ended March 31, 2011, 2010 and 2009, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

ESPP Purchase Option Assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected volatility	41.8%	72.2%	61.3%
Expected dividend yield	1.01%	1.61%	1.07%
Expected term	3 to 9 months	3 to 12 months	3 to 6 months
Risk-free interest rate	0.2%	0.4%	1.7%

The following table summarizes the activity of the ESPP during the three years ended March 31, 2011:

ESPP - Purchase Option Activity

	Number of Purchase Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
			(In thousands)

Outstanding at March 31, 2008	108,634	$36.21
Granted	463,443	$35.52
Exercised	(439,325)	$37.57

Outstanding at March 31, 2009	132,752	$29.30	$599
Granted	512,327	$29.29
Exercised	(523,507)	$29.47

Outstanding at March 31, 2010	121,572	$28.53	$4,266
Granted	283,293	$52.73
Exercised	(338,037)	$44.37

Outstanding at March 31, 2011	66,828	$51.03	$1,028

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) INTEREST EXPENSE, NET

Interest expense, net, consists of:

	Years Ended March 31,
	2011	2010	2009
(In thousands)

Interest expense (a)	$62,719	$65,788	$87,142
Interest and finance charge (income)	(2,665)	(2,478)	(2,747)

	$60,054	$63,310	$84,395

(a)

During the year ended March 31, 2011, the Company incurred $2.6 million of a one-time interest penalty payable to holders of the 2018 Notes related to the late removal of the restrictive legend on these notes. The Company classified these charges as interest expense.

(15) EARNINGS PER SHARE

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.3 million, 2.4 million, and 1.9 million shares covered by outstanding stock options that were not dilutive for the years ended March 31, 2011, 2010 and 2009, respectively.

The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2011, 2010 and 2009:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2011	2010	2009

Numerator:
Net earnings	$249,766	$196,300	$261,088

Denominator:
Basic shares outstanding	83,487	82,129	81,926

Basic net earnings per share	$2.99	$2.39	$3.19

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2011	2010	2009

Numerator:
Net earnings	$249,766	$196,300	$261,088

Denominator:
Basic shares outstanding	83,487	82,129	81,926
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,765	1,658	1,890

Diluted shares outstanding	85,252	83,787	83,816

Diluted net earnings per share	$2.93	$2.34	$3.12

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) LEASES

The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2011, 2010 and 2009 totaled approximately $101 million, $102 million and $99 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the Consolidated Balance Sheets at March 31, 2011 and 2010. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $27 million, representing approximately 15% of the original cost.

At March 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)

Years Ending March 31,
2012	$82,363
2013	63,870
2014	45,776
2015	31,400
2016	19,754
Thereafter	25,493

$268,656

(17) COMMITMENTS AND CONTINGENCIES

(a) Litigation

The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

On February 11, 2010, Air Products & Chemicals, Inc. (“Air Products”) initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products sought, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which were later consolidated, alleged, among other things, that the members of the Airgas Board breached their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan.

On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and by the plaintiffs in the stockholder class action lawsuits, and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed by Air Products or the stockholder plaintiffs.

As disclosed in Note 23 – Unsolicited Takeover Attempt, the Company has incurred substantial legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and associated litigation through March 31, 2011.

(b) Insurance Coverage

The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2011, 2010 and 2009, these programs had high deductible limits of $1 million per occurrence. For fiscal 2012, the high deductible limits will remain $1 million per occurrence. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

(c) Supply Agreements

The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products will supply the Company with bulk nitrogen, oxygen, argon and helium. The Company is committed to purchase approximately $53 million annually in bulk gases under the Air Products supply agreements. The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $49 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $14 million and they expire at various dates through June 2024. The annual purchase commitments above reflect estimates based on fiscal 2011 purchases.

The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent purchases of approximately $19 million in fiscal 2012. The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $3.1 million annually under these contracts. The annual purchase commitments reflect estimates based on fiscal 2011 purchases.

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

At March 31, 2011, future commitments under take-or-pay supply agreements were as follows:

(In thousands)

Years Ending March 31,
2012	$138,516
2013	130,739
2014	119,100
2015	111,555
2016	109,304
Thereafter	254,747

$863,961

(d) Construction Commitments

At March 31, 2011, the Company’s remaining construction commitments totaled approximately $29 million. Construction commitments represent an outstanding commitment to a customer to construct an on-site air separation unit in Clarksville, Tennessee. The Clarksville, Tennessee plant is expected to be completed by mid fiscal 2013.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Letters of Credit

At March 31, 2011, the Company had outstanding letters of credit of approximately $41 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(18) BENEFIT PLANS

The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant wages. Amounts expensed under the 401(k) plan for fiscal 2011, 2010 and 2009 were $10.1 million, $9.2 million and $8.6 million, respectively.

The Company participates in several multi-employer pension plans (“MEPPs”) providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

In connection with the negotiation of CBA renewals, the Company has replaced defined benefit MEPPs for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by the Company and other employers in the MEPP. The Company recognized charges related to the withdrawal from these plans of $4.6 million, $6.7 million and $2.1 million for the years ended March 31, 2011, 2010 and 2009, respectively. MEPP withdrawal liabilities amounted to $16.0 million at March 31, 2011 and $12.9 million at March 31, 2010. These estimates are subject to change based on further review of pending information requested from certain pension funds, arbitration hearings and the receipt of final withdrawal assessments from certain pension funds.

During fiscal 2012, the Company intends to negotiate withdrawals from the MEPPs provided for in its three remaining CBAs that provide for such plans. These CBAs cover approximately 30 employees and, assuming a complete withdrawal from these MEPPs, the Company estimates the additional withdrawal liability to be approximately $5 million as of March 31, 2011. Though the most recent plan data available from the remaining MEPPs was used in computing this estimate, it is subject to change based on future market conditions, pension fund assets, unfunded vested benefit obligation amounts, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPPs provided for in the remaining CBAs.

The Company has a deferred compensation plan that is a non-qualified plan. The deferred compensation plan allows eligible employees and non-employee directors, who elect to participate in the plan, to defer receipt of taxable compensation. Participants may set aside up to a maximum of 75% of their salary and up to a maximum of 100% of their bonus compensation in tax-deferred investments. The Company’s deferred compensation plan liabilities are funded through an irrevocable rabbi trust. The assets of the trust, which consist of exchange traded open-ended mutual funds, cannot be reached by the Company or its creditors except in the event of the Company’s insolvency or bankruptcy. Assets held in the rabbi trust were $9.2 million and $7.6 million at March 31, 2011 and 2010, respectively, and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities were $9.2 million and $7.6 million at March 31, 2011 and 2010, respectively and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.

(19) RELATED PARTIES

The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2011, 2010 and 2009 were $4.2 million, $2.3 million and $3.5 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2011	2010	2009

Interest paid (a)	$58,131	$74,984	$75,630
Discount on securitization	—	5,651	10,738
Income taxes (net of refunds)	61,160	50,562	64,616

(a)

During the year ended March 31, 2011, the Company incurred $2.6 million and paid $2.3 million of a one-time interest penalty payable to holders of the 2018 Notes related to the late removal of the restrictive legend on these notes. The remaining interest penalty of $0.3 million was paid to note holders on April 1, 2011, concurrent with the scheduled interest payment on the 2018 Notes. The Company classified these charges as interest expense.

Significant Non-cash Investing and Financing Transactions

During the years ended March 31, 2011, 2010 and 2009, the Company purchased $4.4 million, $4.0 million and $7.3 million, respectively, of rental welders, which were financed directly by a vendor. The vendor financing was reflected as long-term debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected on the Consolidated Statement of Cash Flows when paid.

(21) SUMMARY BY BUSINESS SEGMENT

The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment’s business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 60%, 61% and 57% of the Distribution business segment’s sales in fiscal years 2011, 2010 and 2009, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 40%, 39% and 43% of the Distribution business segment’s sales in fiscal years 2011, 2010 and 2009, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2011, 2010 and 2009.

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

The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries, based on the point of sale, were $75 million, $77 million and $86 million in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4.0% of the consolidated total long-lived assets and were $142 million, $141 million and $116 million at March 31, 2011, 2010 and 2009, respectively. The Company’s customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Certain reclassifications were made to the presentation of business segment operating results for the prior periods to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses in the eliminations and other column below. Previously these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal and professional fees incurred as a result of Air Products’ unsolicited tender offer were not allocated to the Company’s business segments. These costs are also reflected in the eliminations and other column below. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each business segment. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

(In thousands)	Distribution	All Other Operations	Eliminations and Other	Combined

Fiscal 2011
Gas and rent	$2,272,215	$465,803	$(30,702)	$2,707,316
Hardgoods	1,537,921	6,251	(21)	1,544,151

Total net sales	3,810,136	472,054	(30,723)	4,251,467

Cost of products sold (excluding deprec. expense)	1,692,866	251,947	(30,723)	1,914,090
Selling, distribution and administrative expenses	1,418,491	134,578	21,003	1,574,072
Costs related to unsolicited takeover attempt	—	—	44,406	44,406
Depreciation	209,999	15,384	—	225,383
Amortization	20,485	4,650	—	25,135

Operating income	$468,295	$65,495	$(65,409)	$468,381

Assets	$4,451,280	$484,601	$—	$4,935,881
Capital expenditures	$235,143	$20,887	$—	$256,030

(In thousands)	Distribution	All Other Operations	Eliminations and Other	Combined

Fiscal 2010
Gas and rent	$2,113,223	$414,903	$(24,240)	$2,503,886
Hardgoods	1,365,252	6,038	(23)	1,371,267

Total net sales	3,478,475	420,941	(24,263)	3,875,153

Cost of products sold (excluding deprec. expense)	1,529,607	222,522	(24,263)	1,727,866
Selling, distribution and administrative expenses	1,348,022	127,250	14,033	1,489,305
Costs related to unsolicited takeover attempt	—	—	23,435	23,435
Depreciation	198,066	14,652	—	212,718
Amortization	18,196	4,035	—	22,231

Operating income	$384,584	$52,482	$(37,468)	$399,598

Assets	$4,035,018	$460,914	$—	$4,495,932
Capital expenditures	$232,982	$19,846	$—	$252,828

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Distribution	All Other Operations	Eliminations and Other	Combined
Fiscal 2009
Gas and rent	$2,247,571	$452,037	$(26,236)	$2,673,372
Hardgoods	1,682,829	5,292	(14)	1,688,107

Total net sales	3,930,400	457,329	(26,250)	4,361,479

Cost of products sold (excluding deprec. expense)	1,807,993	258,145	(26,250)	2,039,888
Selling, distribution and administrative expenses	1,441,932	126,149	7,847	1,575,928
Depreciation	184,991	13,042	—	198,033
Amortization	18,267	4,495	—	22,762

Operating income	$477,217	$55,498	$(7,847)	$524,868

Assets	$3,948,112	$478,198	$—	$4,426,310
Capital expenditures	$319,256	$32,656	$—	$351,912

(22) SUPPLEMENTARY INFORMATION (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of fiscal 2011 and 2010:

(In thousands, except per share amounts)
	First	Second	Third	Fourth
2011
Net sales	$1,052,656	$1,061,663	$1,034,464	$1,102,684
Operating income	122,751	121,765	108,366	115,499
Net earnings	64,799	66,565	55,831	62,571
Basic earnings per share (a)	$0.78	$0.80	$0.66	$0.76
Diluted earnings per share (a)	$0.76	$0.78	$0.65	$0.74

2010
Net sales	$981,991	$965,091	$944,763	$983,308
Operating income	107,909	109,817	99,989	81,883
Net earnings	54,816	54,540	46,866	40,078
Basic earnings per share (a)	$0.67	$0.67	$0.57	$0.48
Diluted earnings per share (a)	$0.66	$0.65	$0.56	$0.47

(a)

Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

(23) UNSOLICITED TAKEOVER ATTEMPT

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products sought, among other things, an order declaring that members of the Company’s Board breached their fiduciary duties by refusing to negotiate with Air Products. Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which were later consolidated, alleged, among other things, that the members of the Airgas Board breached their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company’s shareholder rights plan.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and by the plaintiffs in the stockholder class action lawsuits, and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed by Air Products or the stockholder plaintiffs.

Since February 2010, the Company has incurred $67.8 million of legal and professional fees and other costs related to Air Products’ unsolicited takeover attempt and the related litigation, of which $44.4 million was incurred during the year ended March 31, 2011.

(24) SUBSEQUENT EVENTS

On May 17, 2011, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.29 per share. The dividend is payable June 30, 2011 to stockholders of record as of June 15, 2011.

On May 5, 2011, the Company announced another program to repurchase up to $300 million of its outstanding shares of common stock. As of May 4, 2011, Airgas had approximately 79.8 million common shares outstanding. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program will be funded under the Company’s existing Credit Facility, has no pre-established closing date, and may be suspended or discontinued at any time.

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

for the Years Ended March 31, 2011, 2010 and 2009

(In thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
2011
Accounts receivable – allowances for doubtful accounts	$25,359	$12,280		$2,623	(a)	$(16,607	) (b)	$23,655
Insurance reserves	55,230	119,389		1,614	(c)	(119,446	) (d)	56,787
Deferred tax asset valuation allowance	8,192	1,193	(e)	—		—		9,385

2010
Accounts receivable – allowances for doubtful accounts	$27,572	$14,455		$5,168	(a)	$(21,836	) (b)	$25,359
Insurance reserves	55,251	127,564		924	(c)	(128,509	) (d)	55,230
Deferred tax asset valuation allowance	6,211	1,981	(e)	—		—		8,192

2009
Accounts receivable – allowances for doubtful accounts	$22,624	$23,292		$(376	)(a)	$(17,968	) (b)	$27,572
Insurance reserves	45,792	128,014		1,679	(c)	(120,234	) (d)	55,251
Deferred tax asset valuation allowance	5,098	1,113	(e)	—		—		6,211

(a)	Principally reflects subsequent collections of accounts previously written-off.
(b)	Write-off of uncollectible accounts.
(c)

Represents the net change in probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured. The Company recorded these additional business insurance reserves and corresponding insurance receivables in accordance with the general principle of a right of offset.

(d)	Payments of insurance premiums and claims.
(e)	Represents increases in valuation allowances placed on certain tax benefits associated with state net operating loss carryforwards.