Form 10-Q
period 2011-06-30
AIRGAS INC
filed 2011-08-08
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at August 2, 2011: 75,630,256 shares

AIRGAS, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2011	2010
(In thousands, except per share amounts)
Net Sales	$1,164,300	$1,052,656

Costs and Expenses:
Cost of products sold (excluding depreciation)	530,780	475,102
Selling, distribution and administrative expenses	423,446	390,549
Restructuring (Note 17)	13,330	—
Costs (benefit) related to unsolicited takeover attempt (Note 18)	(6,700)	3,787
Depreciation	60,267	54,265
Amortization	6,149	6,202

Total costs and expenses	1,027,272	929,905

Operating Income	137,028	122,751

Interest expense, net	(16,650)	(13,319)
Losses on the extinguishment of debt	—	(2,941)
Other income (expense), net	730	(610)

Earnings before income taxes	121,108	105,881

Income taxes	(46,263)	(41,082)

Net Earnings	$74,845	$64,799

Net Earnings Per Common Share:

Basic earnings per share	$0.96	$0.78

Diluted earnings per share	$0.93	$0.76

Weighted Average Shares Outstanding:
Basic	78,346	83,457

Diluted	80,097	85,281

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	March 31, 2011
(In thousands, except per share amounts)
ASSETS
Current Assets
Cash	$60,535	$57,218
Trade receivables, less allowances for doubtful accounts of $27,742 and $23,655 at June 30, 2011 and March 31, 2011, respectively	590,130	550,262
Inventories, net	380,303	362,502
Deferred income tax asset, net	52,058	50,132
Prepaid expenses and other current assets	81,870	100,531

Total current assets	1,164,896	1,120,645

Plant and equipment at cost	4,061,369	3,949,974
Less accumulated depreciation	(1,540,060)	(1,494,216)

Plant and equipment, net	2,521,309	2,455,758

Goodwill	1,137,451	1,117,336
Other intangible assets, net	210,095	197,168
Other non-current assets	50,597	44,974

Total assets	$5,084,348	$4,935,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$162,645	$163,091
Accrued expenses and other current liabilities	357,584	391,544
Current portion of long-term debt	10,188	9,868

Total current liabilities	530,417	564,503

Long-term debt, excluding current portion	2,221,902	1,842,994
Deferred income tax liability, net	735,381	722,954
Other non-current liabilities	82,025	70,548
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2011 and March 31, 2011	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,658 and 86,591 shares issued at June 30, 2011 and March 31, 2011, respectively	867	866
Capital in excess of par value	616,064	607,593
Retained earnings	1,551,303	1,498,728
Accumulated other comprehensive income	8,516	7,580
Treasury stock, 11,135 and 6,995 shares at cost at June 30, 2011 and March 31, 2011, respectively	(662,127)	(379,885)

Total stockholders’ equity	1,514,623	1,734,882

Total liabilities and stockholders’ equity	$5,084,348	$4,935,881

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$74,845	$64,799
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	60,267	54,265
Amortization	6,149	6,202
Deferred income taxes	9,791	5,500
Loss (gain) on sales of plant and equipment	(172)	636
Stock-based compensation expense	11,577	10,269
Losses on the extinguishment of debt	—	2,941
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	(295,000)
Trade receivables, net	(32,660)	(22,768)
Inventories, net	(14,820)	(10,671)
Prepaid expenses and other current assets	19,733	15,990
Accounts payable, trade	(2,062)	(6,509)
Accrued expenses and other current liabilities	(32,793)	43,519
Other non-current assets	1,484	1,293
Other non-current liabilities	8,966	(670)

Net cash provided by (used in) operating activities	110,305	(130,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(78,451)	(61,121)
Proceeds from sales of plant and equipment	6,676	3,338
Business acquisitions and holdback settlements	(93,159)	(2,474)
Other, net	(1,445)	66

Net cash used in investing activities	(166,379)	(60,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	823,515	406,739
Repayment of debt	(448,630)	(202,688)
Financing costs	(1,751)	(854)
Premium paid on redemption of senior subordinated notes	—	(2,650)
Purchase of treasury stock	(300,000)	—
Proceeds from the exercise of stock options	8,624	5,232
Stock issued for the Employee Stock Purchase Plan	3,527	3,580
Tax benefit realized from the exercise of stock options	4,012	1,952
Dividends paid to stockholders	(22,270)	(18,372)
Change in cash overdraft	(7,636)	8,345

Net cash provided by financing activities	59,391	201,284

Change in cash	$3,317	$10,889
Cash – Beginning of period	57,218	47,001

Cash – End of period	$60,535	$57,890

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2011.

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

(2) ACCOUNTING AND DISCLOSURE CHANGES

(a) Recently adopted accounting pronouncements

On April 1, 2011, the Company adopted prospectively Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements.

The Company currently has contracts in place that contain multiple deliverables, principally product supply agreements for gases and container rental. These arrangements provide for the purchase of gas product and the rental of storage vessels under a single agreement. The Company treats the deliverables in these arrangements as separate units of accounting with selling prices derived from Company specific or third-party evidence, both of which are determined from the highly competitive markets within the specific localities of the Company’s packaged gas distribution business. Revenue for gas product in these arrangements is recognized when the product is shipped, while revenue for container rental in these arrangements is recognized over the period in which the customer is utilizing the container.

The adoption of ASU 2009-13 did not have an effect on the Company’s accounting for its multiple-deliverable revenue arrangements, nor is it expected to materially impact the Company’s consolidated financial statements in the periods after the initial adoption.

On April 1, 2011, the Company adopted ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force (“ASU 2010-28”), which provides additional guidance on when Step 2 of the goodwill impairment test must be performed. The guidance clarifies that for reporting units with zero or negative carrying amounts, Step 2 must be performed if it is more likely than not that a goodwill impairment exists based on the evaluation of certain qualitative factors. The Company’s consolidated financial statements were not impacted by the adoption of ASU 2010-28. Future goodwill impairment tests will follow the requirements of the new guidance.

On April 1, 2011, the Company adopted ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”), which provides clarification on disclosure requirements and amends current guidance to require entities to disclose pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Qualitative disclosures describing the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings are also required. Pro forma disclosures for acquisitions occurring on or after April 1, 2011 follow the new guidance – see Note 3 for disclosures related to the Company’s business combinations.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(b) Accounting pronouncements not yet adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends existing GAAP with respect to fair value measurements. The majority of the key provisions of ASU 2011-04 represent clarifications to existing fair value measurement guidance, including changes in the valuation premise and the application of premiums and discounts. However, new disclosures are required under ASU 2011-04, including more robust disclosures related to Level 3 fair value measurements, a broader scope related to the disclosure of transfers between Level 1 and Level 2 fair value measurements, and new disclosures around the fair value hierarchy related to assets and liabilities disclosed at fair value but not measured as such on the balance sheet. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect the new guidance to have a significant impact on its fair value measurements. Upon adoption, the Company will modify its fair value measurement disclosures as applicable in light of the new requirements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which increases the prominence of items reported in other comprehensive income. Under ASU 2011-05, entities will be required to present all non-owner changes in stockholders’ equity in a single continuous statement of comprehensive income or in two separate but consecutive statements, thereby eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Currently, components of the Company’s other comprehensive income consist of foreign currency translation adjustments and the net gain or loss on derivative instruments. The new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted and full retrospective application required. The Company is currently evaluating the two alternative presentations of other comprehensive income; however, adoption of the new guidance will not impact the Company’s consolidated financial results.

(3) ACQUISITIONS

Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

During the three months ended June 30, 2011, the Company purchased four businesses. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO is a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. For the three months ended June 30, 2011, a total of $93.2 million in cash was paid for the four businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred in the quarter ended June 30, 2011 were $627 thousand. The businesses acquired during the three months ended June 30, 2011 had aggregate historical annual sales of approximately $70 million. These acquisitions contributed $8 million in net sales for the three months ended June 30, 2011. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution.

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on third-party appraisals and management estimates. Fiscal 2012 purchase price allocations are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2012 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant and appraisals for prior year acquisitions are substantially complete. The final determination of the fair values of assets acquired and liabilities assumed may result in further adjustments to the values presented below.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)
Current assets, net	$7,613	$4,486	$12,099
Plant and equipment	31,036	21,815	52,851
Goodwill	16,141	6,610	22,751
Other intangible assets	13,690	5,130	18,820
Current liabilities	(6,714)	(2,395)	(9,109)
Non-current liabilities	(1,184)	(3,069)	(4,253)

Total cash consideration	$60,582	$32,577	$93,159

The fair value of trade receivables acquired with fiscal 2012 acquisitions was $7.2 million, which approximated gross contractual amounts receivable. Goodwill associated with fiscal 2012 acquisitions was $22.9 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $15.4 million and $3.3 million, respectively. See Note 5 for further information on goodwill and intangible assets.

In connection with acquisitions completed prior to the April 1, 2009 adoption of the revised guidance on business combinations, the Company is a party to contingent payment agreements that provide for additional consideration to be paid to sellers if the future earnings of the acquired businesses exceed predetermined amounts. Amounts payable under these contingent payment agreements continue through fiscal 2019 and are limited to $7.8 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the three-month periods ended June 30, 2011 and 2010, as if fiscal 2012 acquisitions had occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2010 or of results that may occur in the future.

	Three Months Ended June 30,
(In thousands, except per share amounts)	2011	2010
Net sales	$1,172,730	$1,066,906
Net earnings	74,852	64,498

Diluted earnings per share	$0.93	$0.76

(4) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	June 30, 2011	March 31, 2011
Hardgoods	$268,736	$246,607
Gases	111,567	115,895

	$380,303	$362,502

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Hardgoods inventories determined using the last-in, first-out (“LIFO”) inventory method totaled $33 million at June 30, 2011 and $32 million at March 31, 2011. The balance of the hardgoods inventories is valued using the first-in, first-out (“FIFO”) and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $11.4 million higher at June 30, 2011 and $11.1 million higher at March 31, 2011. Substantially all of the inventories are finished goods.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the three months ended June 30, 2011 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2011	$930,718	$186,618	$1,117,336
Acquisitions (a)	16,141	6,610	22,751
Other adjustments, including foreign currency translation	(2,645)	9	(2,636)

Balance at June 30, 2011	$944,214	$193,237	$1,137,451

(a)	Includes current acquisitions and adjustments made to prior year acquisitions.

Other intangible assets amounted to approximately $210 million and $197 million, net of accumulated amortization of $79 million and $75 million at June 30, 2011 and March 31, 2011, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2012 - $18.1 million; 2013 - $23.4 million; 2014 - $21.1 million; 2015 - $19.6 million; 2016 - $18.1 million; and $109.8 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	June 30, 2011	March 31, 2011
Accrued payroll and employee benefits	$91,949	$121,691
Business insurance reserves (a)	46,814	45,438
Income taxes (b)	21,969	—
Taxes other than income taxes	22,247	21,218
Cash overdraft	56,965	64,601
Deferred rental revenue	26,210	26,401
Accrued costs related to unsolicited takeover attempt (Note 18)	15,694	43,452
Other accrued expenses and current liabilities	75,736	68,743

	$357,584	$391,544

(a)

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.2 million at both June 30, 2011 and March 31, 2011, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

(b)	At March 31, 2011, the Company was in a net U.S. federal income tax refund position which was reflected as a current asset.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(7) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	June 30, 2011	March 31, 2011
Revolving credit borrowings - U.S.	$458,400	$331,000
Revolving credit borrowings - Multi-currency	42,266	43,103
Revolving credit borrowings - France	4,641	4,106
Trade receivables securitization	295,000	295,000
Senior notes, net	1,206,730	954,343
Senior subordinated notes	215,446	215,446
Acquisition and other notes	9,607	9,864

Total long-term debt	2,232,090	1,852,862
Less current portion of long-term debt	(10,188)	(9,868)

Long-term debt, excluding current portion	$2,221,902	$1,842,994

Senior Credit Facility

At June 30, 2011, the Company maintained a $750 million revolving credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

As of June 30, 2011, the Company had $501 million of borrowings under the Credit Facility, including $458 million under the U.S. dollar revolver and $42 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.125%. The multi-currency revolver bears interest based on a rate of 2.125% over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.24% and 2.98%, respectively.

At June 30, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of June 30, 2011, $208 million remained unused under the Company’s Credit Facility.

On July 19, 2011, the Company entered into a $750 million Amended and Restated Credit Facility (the “Amended and Restated Credit Facility”) to amend and restate the Credit Facility dated September 13, 2010. The amendments effected by the Amended and Restated Credit Facility include the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable rates. The current applicable rates were reduced from 2.125% to 1.250% per annum over LIBOR on the U.S. dollar revolver borrowings and the Euro currency rate applicable to each foreign currency borrowing on the multi-currency revolver.

The Amended and Restated Credit Facility, like the Credit Facility, contains customary affirmative and negative covenants, including a financial covenant consistent with that of the Credit Facility. The Amended and Restated Credit Facility contains certain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events.

The Company also maintains a committed revolving line of credit of up to €5.0 million (U.S. $7.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2011, French revolving credit borrowings were €3.2 million (U.S. $4.6 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 2.125%. As of June 30, 2011, the effective interest rate on the French revolving credit borrowings was 3.34%. The maturity date of the French revolving line of credit is December 31, 2011.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At June 30, 2011, there were no advances outstanding under the agreement.

Senior Notes

On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount and yield 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2011.

At June 30, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.

At June 30, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.

At June 30, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount and yield 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.

The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At June 30, 2011, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the quarter ended June 30, 2010, the Company repurchased $25 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt were $2.9 million for the quarter ended June 30, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2011, acquisition and other notes totaled $9.6 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

Trade Receivables Securitization

The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At June 30, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at June 30, 2011 are as follows:

(In thousands)	Debt Maturities (a)
June 30, 2012	$10,188
March 31, 2013	297,314
March 31, 2014	300,989
March 31, 2015	901,138
March 31, 2016	250,178
Thereafter	465,552

$2,225,359

(a)	Outstanding borrowings under the Securitization Agreement at June 30, 2011 are reflected as maturing at the agreement’s expiration in March 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of discounts of $137 thousand for the 2013 Notes, $312 thousand for the 2014 Notes, $321 thousand for the 2015 Notes and $344 thousand for the 2016 Notes at June 30, 2011. The 2013 Notes also include additional carrying value of $7.8 million at June 30, 2011 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At June 30, 2011, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash Flow Hedges

The Company previously designated fixed interest rate swap agreements as cash flow hedges of interest payments on certain of the Company’s variable-rate debt instruments. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

For the three months ended June 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $1.9 million, or $1.3 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the three months ended June 30, 2010.

At June 30, 2011, the Company was not party to any fixed interest rate swap agreements.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the three months ended June 30, 2011, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At June 30, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At June 30, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At June 30, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.72% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the three months ended June 30, 2011, the fair value of the variable interest rate swaps increased by $2.5 million to an asset of $7.6 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $2.7 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three months ended June 30, 2011 and 2010.

Tabular Disclosure

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value of Derivatives Designated as Hedging Instruments

	June 30, 2011		March 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Variable interest rate swaps	Other non-current assets	$7,620	Other non-current assets	$5,086

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010

Interest rate contracts	$129	$1,950
Tax effect	(48)	(683)

Net effect	$81	$1,267

(In thousands)
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	Amount of Loss Reclassified from AOCI into Pre-tax Income
	Three Months Ended June 30,
	2011	2010

Interest expense, net	$129	$1,845

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-tax Income Three Months Ended June 30,
Derivatives in Fair Value Hedging Relationships		2011	2010
Change in fair value of variable interest rate swaps	Interest expense, net	$2,534	$5,916
Change in carrying value of 2013 Notes	Interest expense, net	(2,673)	(5,794)

Net effect	Interest expense, net	$(139)	$122

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and March 31, 2011 are categorized in the tables below based on the lowest level of significant input to the valuation.

(In thousands)	Balance at June 30, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$10,573	$10,573	$—	$—
Derivative assets - variable interest rate swap agreements	7,620	—	7,620	—

Total assets measured at fair value on a recurring basis	$18,193	$10,573	$7,620	$—

Liabilities:
Deferred compensation plan liabilities	$10,573	$10,573	$—	$—

Total liabilities measured at fair value on a recurring basis	$10,573	$10,573	$—	$—

(In thousands)	Balance at March 31, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$9,160	$9,160	$—	$—
Derivative assets - variable interest rate swap agreements	5,086	—	5,086	—

Total assets measured at fair value on a recurring basis	$14,246	$9,160	$5,086	$—

Liabilities:
Deferred compensation plan liabilities	$9,160	$9,160	$—	$—

Total liabilities measured at fair value on a recurring basis	$9,160	$9,160	$—	$—

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.

Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within other non-current assets on the Consolidated Balance Sheets. See Note 8 for additional derivatives disclosures.

The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate. The fair value of the securitized receivables approximates its carrying value.

(In thousands)	Carrying Value at June 30, 2011	Fair Value at June 30, 2011	Carrying Value at March 31, 2011	Fair Value at March 31, 2011
Revolving credit borrowings	$505,307	$516,424	$378,209	$381,235
2013 Notes	307,707	316,535	305,019	308,716
2014 Notes	399,688	430,760	399,664	419,899
2015 Notes	249,679	255,547	249,660	249,430
2016 Notes	249,656	250,839	—	—
2018 Notes	215,446	234,298	215,446	235,105
Trade Receivables Securitization	295,000	295,000	295,000	295,000
Acquisition and other notes	9,607	9,893	9,864	10,146

Total debt	$2,232,090	$2,309,296	$1,852,862	$1,899,531

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(10) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2011	86,591	6,995
Common stock issuance (a)	67	—
Reissuance of treasury stock for stock option exercises	—	(325)
Purchase of treasury stock (d)	—	4,465

Balance at June 30, 2011	86,658	11,135

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2011	$866	$607,593	$1,498,728	$7,580	$(379,885)	$1,734,882

Comprehensive income:
Net earnings			74,845			74,845
Foreign currency translation adjustments				855		855
Net gain on derivative instruments				129		129
Net tax effect of comprehensive income items				(48)		(48)

Total comprehensive income						75,781 (e)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	1	(5,608)			17,758	12,151
Tax benefit from stock option exercises		2,502				2,502
Dividends paid on common stock ($0.29 per share)			(22,270)			(22,270)
Stock-based compensation (c)		11,577				11,577
Purchase of treasury stock (d)					(300,000)	(300,000)

Balance at June 30, 2011	$867	$616,064	$1,551,303	$8,516	$(662,127)	$1,514,623

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.
(b)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the Employee Stock Purchase Plan.
(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(d)	As of June 30, 2011, the Company had completed a $300 million share repurchase authorization announced on May 5, 2011, repurchasing 4.5 million shares on the open market at an average price of $67.19.
(e)

The Company’s comprehensive income was $76 million and $63 million for the three months ended June 30, 2011 and 2010, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain on derivative instruments designated as cash flow hedges and the net tax effect of other comprehensive income items. Net tax effect of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain on derivative instruments reflects reclassification adjustments to income.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the gross and net changes in the balances within each component of AOCI for the three months ended June 30, 2011.

(In thousands)	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income
Balance at March 31, 2011	$9,047	$(1,467)	$7,580
Foreign currency translation adjustments	855		855
Derivative instruments:
Reclassification adjustments to income		129	129
Net tax effect of comprehensive income items		(48)	(48)

Net change after tax of comprehensive income items	855	81	936

Balance at June 30, 2011	$9,902	$(1,386)	$8,516

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(11) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In thousands)	2011	2010
Stock-based compensation expense related to:
Stock option plans	$10,488	$8,789
Employee Stock Purchase Plan - options to purchase stock	1,089	1,480

	11,577	10,269
Tax benefit	(4,165)	(3,445)

Stock-based compensation expense, net of tax	$7,412	$6,824

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $22.89 and $22.72, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the three months ended June 30, 2011:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	6,886	$41.11
Granted	942	$66.50
Exercised	(326)	$26.44
Forfeited	(7)	$50.38

Outstanding at June 30, 2011	7,495	$44.93

Vested or expected to vest at June 30, 2011	7,460	$44.84

Exercisable at June 30, 2011	4,863	$37.54

A total of 1.9 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at June 30, 2011.

As of June 30, 2011, $49.9 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2.0 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of June 30, 2011, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 2.0 million shares were available for issuance.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $14.92 and $16.05 for the three months ended June 30, 2011 and 2010, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the three months ended June 30, 2011:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	67	$51.03
Granted	293	$56.82
Exercised	(67)	$51.03

Outstanding at June 30, 2011	293	$56.82

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.5 million and 0.9 million shares covered by outstanding stock options that were anti-dilutive for the three months ended June 30, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In thousands)	2011	2010
Weighted average common shares outstanding:
Basic	78,346	83,457
Incremental shares from assumed exercises of stock options and options under the ESPP	1,751	1,824

Diluted	80,097	85,281

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(14) SUMMARY BY BUSINESS SEGMENT

Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three months ended June 30, 2011 and 2010. Certain reclassifications were made to the presentation of business segment operating results for the prior period to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and costs associated with the Company’s withdrawal from various multi-employer pension plans (“MEPPs”) under selling, distribution and administration expenses in the eliminations and other column below. Previously, these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior period were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt and the restructuring charge related to the Company’s divisional realignment (see Note 17) were not allocated to the Company’s business segments, and are reflected in the eliminations and other column below.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$604,571	$141,588	$(9,122)	$737,037	$556,447	$126,912	$(7,544)	$675,815
Hardgoods	425,889	1,378	(4)	427,263	375,393	1,453	(5)	376,841

Total net sales	1,030,460	142,966	(9,126)	1,164,300	931,840	128,365	(7,549)	1,052,656

Cost of products sold (excluding depreciation)	461,644	78,262	(9,126)	530,780	414,438	68,213	(7,549)	475,102
Selling, distribution and administrative expenses	375,227	39,038	9,181	423,446	351,432	32,347	6,770	390,549
Restructuring	—	—	13,330	13,330	—	—	—	—
Costs (benefit) related to unsolicited takeover attempt	—	—	(6,700)	(6,700)	—	—	3,787	3,787
Depreciation	55,734	4,533	—	60,267	50,633	3,632	—	54,265
Amortization	4,915	1,234	—	6,149	5,040	1,162	—	6,202

Operating income	$132,940	$19,899	$(15,811)	$137,028	$110,297	$23,011	$(10,557)	$122,751

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Three Months Ended June 30,
(In thousands)	2011	2010
Interest paid	$20,524	$13,935
Income taxes (net of refunds) (a)	(4,873)	(23,832)

(a)	During the three months ended June 30, 2011 and 2010, the Company applied for and received federal income tax refunds of $9 million and $26 million, respectively.

(16) BENEFIT PLANS

Historically, the Company has participated in several MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

In connection with the renewal of CBAs, the Company has been successful in negotiating its withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. During the three months ended June 30, 2011, the Company obtained lower estimated withdrawal obligations from MEPPs previously exited and negotiated the withdrawal from MEPPs under two CBAs, recognizing a net charge related to its withdrawal obligations of $900 thousand. During the three months ended June 30, 2010, the Company recognized charges related to the withdrawal from MEPPs of $3.2 million. MEPP withdrawal liabilities amounted to $16.3 million at June 30, 2011 and $16.0 million at March 31, 2011. These estimates are subject to change based on the ultimate amount of the withdrawal liability assessed by the MEPP, which may be impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPP.

The Company has one remaining CBA that provides for a MEPP. That CBA has a contract renewal date in fiscal 2012, and the Company intends to negotiate its withdrawal from the MEPP provided for under the CBA. If successfully negotiated before the fiscal year-end, the Company expects to incur an additional charge related to this plan in fiscal 2012. The CBA covers ten employees and, assuming a complete withdrawal from the MEPP, the Company estimates the additional withdrawal liability to be approximately $2.5 million as of June 30, 2011. Though the most recent plan data available from the remaining MEPP was used in computing this estimate, it is subject to change based on future market conditions, employer contributions and benefit levels that will impact the ultimate withdrawal liability should the Company successfully negotiate the withdrawal from the MEPP provided for in the remaining CBA.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(17) RESTRUCTURING

In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers. Currently, each of the Company’s twelve regional distribution companies operates with its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.

As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced workforce reduction of regional company support functions and was reflected in the “Restructuring” line item in the Company’s Consolidated Statements of Earnings. The Company expects to pay severance benefits to affected employees through fiscal 2013.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the three months ended June 30, 2011:

(In thousands)	Severance Costs
Balance at March 31, 2011	$—
Restructuring charge	13,330
Cash payments	—

Balance at June 30, 2011	$13,330

Of the $13.3 million in accrued restructuring costs at June 30, 2011, $5.3 million was included in accrued expenses and other current liabilities and $8.0 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheets. The restructuring charge was not allocated to the Company’s business segments (see Note 14).

For the year ending March 31, 2012, the Company expects to incur total restructuring and other related costs of approximately $21 million, of which $13.3 million was recorded during the three months ended June 30, 2011 related to severance benefits. The remaining costs expected to be recorded during the year ending March 31, 2012 are for transition staffing, relocation and other costs. The realignment is expected to be complete in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, relocation and other costs, of approximately $6 million.

(18) UNSOLICITED TAKEOVER ATTEMPT

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, to date the Company has incurred on a cumulative net basis $61.1 million of legal and professional fees and other costs. During the first quarter of fiscal 2012, the Company recognized a $6.7 million benefit from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. During the three-month period ended June 30, 2010, the Company incurred $3.8 million of unsolicited takeover attempt costs.

(19) SUBSEQUENT EVENT

As described in Note 7, on July 19, 2011, the Company entered into the $750 million Amended and Restated Credit Facility. The Company entered into the Amended and Restated Credit Facility to amend and restate the previous $750 million Credit Facility dated September 13, 2010. The amendments effected by the Amended and Restated Credit Facility include the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable interest rates.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2011 (“current quarter”) of $1.2 billion compared to $1.1 billion for the quarter ended June 30, 2010 (“prior year quarter”), an increase of 11%. Total same-store sales increased 9%, with hardgoods up 13% and gas and rent up 7%. Acquisitions contributed 2% sales growth in the current quarter. The same-store sales growth for the current quarter was driven by both volume and price, with sales volumes up 4% and pricing up 5%. The increase in sales volumes reflects fundamental demand that seems reasonably balanced across the country. Manufacturing continues to be the strongest performing segment of the Company’s customer base, followed by the medical, petrochemical and utilities sectors. Higher pricing reflects two broad-based price increases on gas, rent and hardgoods effective June 1, 2010 and March 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs.

The Company’s operating income margin increased to 11.8%, a 10 basis point improvement over the prior year, despite a 60 basis point headwind from incremental SAP implementation costs and depreciation expense. Additionally, both the current quarter and prior year quarter operating income margins were burdened by 60 basis points of special charges noted below. During the current quarter, the Company also announced and completed an additional $300 million stock repurchase program, repurchasing 4.5 million shares on the open market at an average price of $67.19, which is expected to provide attractive earnings accretion.

Net earnings per diluted share rose 22% to $0.93 in the current quarter versus $0.76 in the prior year quarter. Net earnings per diluted share in the current and prior year quarters included special charges aggregating to $0.06 and $0.07 per diluted share, respectively. Net special charges in each period consisted of the following:

	Three Months Ended
Effect on Diluted EPS	June 30, 2011	June 30, 2010
Restructuring charge	$0.10	$—
Costs (benefit) related to unsolicited takeover attempt	(0.05)	0.03
Losses on the extinguishment of debt	—	0.02
Multi-employer pension plan withdrawal charges	0.01	0.02

Special charges, net	$0.06	$0.07

Looking Forward

Looking forward, the Company expects earnings per diluted share for the second quarter ending September 30, 2011 in the range of $0.97 to $1.01. The earnings per diluted share range for the second quarter includes an estimated $0.02 per diluted share of restructuring charges and related costs arising from the Company’s transition to Business Support Centers (“BSCs”) and $0.08 per diluted share of implementation costs and depreciation expense associated with the Company’s SAP implementation. For the full year ending March 31, 2012 (“fiscal 2012”), the Company expects earnings per diluted share in the range of $3.77 to $3.92, which includes an estimated $0.17 per diluted share of restructuring charges and related costs, $0.32 per diluted share of implementation costs and depreciation expense associated with its SAP implementation and a $0.04 per diluted share net benefit associated with the following items recorded during the current quarter: $0.05 per diluted share benefit from lower than previously estimated net costs related to the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt and $0.01 per diluted share in multi-employer pension plan (“MEPP”) withdrawal charges. Guidance for both the second quarter ending September 30, 2011 and fiscal 2012 includes the impact of the Company’s two recently completed stock repurchase programs, but excludes any potential additional MEPP withdrawal charges.

Equity research analysts that publish earnings estimates related to the Company’s future performance generally exclude BSC restructuring charges and related costs, any net impact related to the fiscal 2011 unsolicited takeover attempt and any MEPP withdrawal charges.

Enterprise Information System

The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system, with the successful conversion of the first regional distribution company on April 4, 2011. The Company continues to prepare for the implementation of SAP at the remainder of its business units, the next of which is scheduled to convert in September 2011. The conversion schedule accelerates thereafter, with all regional distribution companies expected to be converted to SAP by the summer of calendar year 2012.

The Company expects to incur the highest level of expenses related to the SAP implementation in fiscal 2012, as the majority of the regional distribution companies will be converted during the year. Total implementation costs and depreciation expense related to the SAP system were $0.08 per diluted share for the quarter ended June 30, 2011 and are expected to be $0.32 per diluted share for fiscal 2012.

In August 2010, the Company quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. Upon full implementation, the Company expects these areas alone to yield an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis. Further economic benefits are expected to be identified as the implementation progresses. By December 2013, the Company expects to have achieved a minimum of $75 million in annual run-rate operating income benefits, with a likelihood that these benefits will ultimately reach or exceed $125 million. Excluding depreciation, total SAP project expenditures are expected to be approximately $186 million, comprised of an estimated $91 million in expense and $95 million in capitalized costs. Through June 30, 2011, the Company had recognized $127 million in total SAP project expenditures, comprised of $38 million in expense and $89 million in capitalized costs.

New Divisional Alignment

In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Currently, each of the Company’s twelve regional distribution companies operates with its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.

As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits during the three months ended June 30, 2011. For the year ending March 31, 2012, the Company expects to incur total restructuring and other related costs of approximately $21 million. The remaining costs expected to be recorded during the year ending March 31, 2012 are for transition staffing, relocation and other costs. The realignment is expected to be complete in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, relocation and other costs, of approximately $6 million.

Acquisitions

During the current quarter, the Company purchased four businesses with aggregate historical annual sales of approximately $70 million. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO is a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million.

Multi-employer Pension Plan Withdrawals

During the remainder of fiscal 2012, one remaining collective bargaining agreement (“CBA”) that provides for a MEPP and covers ten employees will come up for renewal. The Company intends to negotiate its withdrawal from this plan and, if successfully negotiated by the end of the current fiscal year, expects to incur charges related to this plan during fiscal 2012. Assuming a complete withdrawal from this MEPP, the Company estimates the additional withdrawal liability to be approximately $2.5 million as of June 30, 2011. The Company’s guidance for both the second quarter ending September 30, 2011 and the full year fiscal 2012 does not include any potential MEPP withdrawal charges that may arise from the remaining CBA that comes up for renewal.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

STATEMENT OF EARNINGS COMMENTARY

Certain reclassifications were made to the presentation of business segment operating results for the prior period to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and costs associated with the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses as “other” expenses that are not allocated to the Company’s business segments. Previously, these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior period were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of Air Products’ unsolicited takeover attempt and the restructuring charge related to the Company’s divisional realignment were not allocated to the Company’s business segments. These costs and benefits are also reflected in the other line item in the tables below.

Business segment information and statement of earnings commentary related to the prior period have been recast to reflect the reclassifications described above.

Net Sales

Net sales increased 11% to $1.2 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 9% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 13%. Same-store sales were driven by increased volumes of 4% and price of 5%.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 7% on a same-store sales basis as compared to the prior year quarter.

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

	Three Months Ended
Net Sales	June 30,
(In thousands)	2011	2010	Increase
Distribution	$1,030,460	$931,840	$98,620	11%
All Other Operations	142,966	128,365	14,601	11%
Intercompany eliminations	(9,126)	(7,549)	(1,577)

	$1,164,300	$1,052,656	$111,644	11%

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

Distribution business segment sales increased 11% compared to the prior year quarter with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 3% and pricing up 4%. Hardgoods same-store sales increased 13% with volumes up 9% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 and March 1, 2011 price increases.

Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 6% from the prior year quarter. Among strategic gas products, bulk gas sales were up 7% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and a modest increase in hospital and surgery center activity. Sales of specialty gases were up 5% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding equipment. Safety product sales increased 11% in the current quarter, which was relatively consistent with the overall hardgoods same-store sales increase of 13% and reflects broad-based economic improvement, including contractor and resale customers. The Company’s Radnor® private-label line was up 11% for the current quarter, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases increased 8% for the current quarter as compared to the prior year quarter, reflecting accelerating growth in the Company’s core business, especially in manufacturing. Revenues from the Company’s rental welder business experienced a 15% increase in same-store sales during the current quarter as compared to the prior year quarter, primarily as a result of greater general outage work and increases in equipment sales.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 11% in total and 7% on a same-store basis compared to the prior year quarter, with incremental sales of 4% contributed by current and prior year acquisitions. The same-store sales increase was driven by higher ammonia pricing, which was partially offset by lower volumes and pricing in refrigerant gases as a result of strong prior year quarter performance.

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

Consolidated gross profits (excluding depreciation) increased 10% compared to the prior year quarter, principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 50 basis points to 54.4% compared to 54.9% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

	Three Months Ended
Gross Profits (ex. Depr.)	June 30,
(In thousands)	2011	2010	Increase
Distribution	$568,816	$517,402	$51,414	10%
All Other Operations	64,704	60,152	4,552	8%

	$633,520	$577,554	$55,966	10%

The Distribution business segment’s gross profits (excluding depreciation) increased 10% compared to the prior year quarter, consistent with the increase in same-store sales for the Distribution business segment. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.2% versus 55.5% in the prior year quarter, a decrease of 30 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment’s sales, gas and rent decreased 100 basis points to 58.7% in the current quarter as compared to 59.7% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 160 basis points to 45.3% in the current quarter from 46.9% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the ammonia business as pricing lagged rising costs and margin compression in the refrigerants business as margins normalized after last year’s market anomalies.

Operating Expenses

Selling, Distribution and Administrative (“SD&A”) Expenses

SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distributing of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $33 million, or 8%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $27 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $3 million of incremental operating costs associated with acquired businesses and $5 million of incremental costs associated with the SAP implementation, slightly offset by a $2 million reduction in MEPP withdrawal charges in the current quarter. As a percentage of net sales, SD&A expenses decreased 70 basis points to 36.4% compared to 37.1% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs in the other line item in the table below.

	Three Months Ended
SD&A Expenses	June 30,
(In thousands)	2011	2010	Increase
Distribution	$375,227	$351,432	$23,795	7%
All Other Operations	39,038	32,347	6,691	21%
Other	9,181	6,770	2,411

	$423,446	$390,549	$32,897	8%

SD&A expenses in the Distribution and All Other Operations business segments increased 7% and 21%, respectively, in the current quarter. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $2 million for the Distribution business segment and $1 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 130 basis points to 36.4% compared to 37.7% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix to hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 210 basis points to 27.3% compared to 25.2% in the prior year quarter primarily driven by higher fuel costs and a sales mix shift.

SD&A Expenses – Other

Enterprise Information System

On July 5, 2010, the Company began its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession, with the successful conversion of its Safety telesales and hardgoods infrastructure business to SAP. On April 4, 2011, the first regional distribution company successfully converted to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs for the current quarter were $8.3 million as compared to $3.6 million in the prior year quarter, primarily reflecting the post-implementation monitoring, training and operating activities following the rollout of SAP to the Company’s first regional distribution company, and pre-implementation data conversion and training related to the rollout of SAP to the next regional distribution company, scheduled to convert in September 2011. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments. Total SAP implementation costs for fiscal 2012 to be reflected in SD&A expenses are expected to be $36 million as the Company accelerates the rollout of the system to the other regional distribution companies.

Multi-employer Pension Plan Withdrawals

The Company participated, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of CBAs, but had withdrawn from all but one of them by June 30, 2011. Contributions are made to plans in accordance with the CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPP is impacted by a number of factors, including investment returns, benefits levels, interest rates and continued participation by other employers in the MEPP. The computation of the Company’s portion of a plan’s unfunded obligation may take up to 24 months for the pension plan administrators to prepare. As a result, the Company has recorded estimated liabilities for these withdrawals based on the latest information available to the Company from the plans. Net MEPP withdrawal charges for the current quarter were $0.9 million and related to the ratification of certain CBAs up for renewal, as well as revised estimated withdrawal liabilities from a plan administrator. In connection with the renewal of certain labor contracts, the Company recognized MEPP withdrawal charges of $3.2 million in the prior year quarter. These charges were reflected in SD&A expenses and were not allocated to the Company’s business segments.

Restructuring

As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced workforce reduction of regional company support functions and was reflected in the “Restructuring” line item in the Company’s Consolidated Statements of Earnings. The restructuring charge was not allocated to the Company’s business segments. The Company expects to pay severance benefits to affected employees through fiscal 2013.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the three months ended June 30, 2011:

Severance
(In thousands)	Costs
Balance at March 31, 2011	$—
Restructuring charge	13,330
Cash payments	—

Balance at June 30, 2011	$13,330

Unsolicited Takeover Attempt

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, to date the Company has incurred on a cumulative basis a net $61.1 million of legal and professional fees and other costs. During the current quarter, the Company recognized a $6.7 million benefit from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. During the prior year quarter, the Company incurred $3.8 million of unsolicited takeover attempt costs. The net costs related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.

Depreciation and Amortization

Depreciation expense of $60 million increased $6 million, or 11%, in the current quarter as compared to $54 million in the prior year quarter. The increase primarily reflects capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and $2 million of incremental depreciation expense related to the SAP enterprise information system. Amortization expense of $6 million in the current quarter was consistent with that of the prior year quarter. In fiscal 2012, total depreciation expense related to the SAP system is expected to be approximately $9 million, representing the expected full annual depreciation run-rate without the benefits associated with full implementation of the system.

Operating Income

Consolidated operating income of $137 million increased 12% in the current quarter driven by operating leverage on sales growth which more than offset the $7 million of incremental SD&A and depreciation expense related to the SAP implementation. The consolidated operating income margin increased 10 basis points to 11.8% from 11.7% in the prior year quarter despite incremental SAP costs that had a 60 basis-point impact on consolidated operating income margin. These costs and benefits are also reflected in the other line item in the table below.

	Three Months Ended
Operating Income	June 30,		Increase /
(In thousands)	2011	2010	(Decrease)
Distribution	$132,940	$110,297	$22,643	21%
All Other Operations	19,899	23,011	(3,112)	-14%
Other	(15,811)	(10,557)	(5,254)

	$137,028	$122,751	$14,277	12%

Operating income in the Distribution business segment increased 21% in the current quarter. The Distribution business segment’s operating income margin increased 110 basis points to 12.9% compared to 11.8% in the prior year quarter. The operating income margin increase was driven by operating leverage on sales growth in the current quarter, which more than offset higher variable costs associated with sales growth.

Operating income in the All Other Operations business segment decreased 14% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 13.9% was 400 basis points lower than the operating income margin of 17.9% in the prior year quarter. The decrease in operating margin was primarily driven by the impact of gross margin compression in the ammonia and refrigerants businesses.

Interest Expense, Net and Losses on the Extinguishment of Debt

Interest expense, net, was $17 million in the current quarter, representing an increase of approximately $3 million, or 25%, compared to interest expense, net, in the prior year quarter. The overall increase in interest expense, net, resulted primarily from higher average debt balances in the current quarter as compared to the prior year quarter, reflecting the impact of the stock repurchase programs completed in the quarter ended March 31, 2011 and the current quarter and, to a lesser extent, the acquisitions of ABCO and Pain.

During the prior year quarter, the Company repurchased $25 million of its original $400 million 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”) at an average price of 110.6% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $2.9 million. The losses reflected the redemption premiums and write-off of unamortized debt issuance costs.

Financing

On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s May 2011 stock repurchase program.

On July 19, 2011, the Company entered into a $750 million Amended and Restated Credit Facility (the “Amended and Restated Credit Facility”) to amend and restate its previous credit facility dated September 13, 2010. The amendments effected by the Amended and Restated Credit Facility include the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable rates.

Stock Repurchase Program

In May 2011, the Company’s Board of Directors approved a stock repurchase program that provided the Company with the authorization to repurchase up to $300 million of its common stock. During the current quarter, the Company completed the $300 million stock repurchase program, repurchasing 4.5 million shares on the open market at an average price of $67.19.

Income Tax Expense

The effective income tax rate was 38.2% of pre-tax earnings in the current quarter compared to 38.8% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2012 to be between 38.0% and 39.0% of pre-tax earnings.

Net Earnings

Net earnings per diluted share rose 22% to $0.93 in the current quarter compared to $0.76 in the prior year quarter. Net earnings were $74.8 million compared to $64.8 million in the prior year quarter. Net earnings per diluted share in the current and prior year quarters included special charges aggregating to $0.06 and $0.07 per diluted share, respectively. Net special charges in each period consisted of the following:

	Three Months Ended
	June 30,	June 30,
Effect on Diluted EPS	2011	2010
Restructuring charge	$0.10	$—
Costs (benefit) related to unsolicited takeover attempt	(0.05)	0.03
Losses on the extinguishment of debt	—	0.02
Multi-employer pension plan withdrawal charges	0.01	0.02

Special charges, net	$0.06	$0.07

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $110 million for the three months ended June 30, 2011, compared to a use of cash of $130 million for the prior year quarter. The use of cash in the prior year quarter was driven by the new accounting treatment for the Company’s securitization agreement. On April 1, 2010, the Company adopted new accounting guidance that affected the presentation of its trade receivables securitization program, through which the Company participates with three commercial banks and sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). As a result of implementing the new guidance, funding under the agreement of $295 million on April 1, 2010 was reflected in the Company’s Consolidated Statement of Cash Flows as a use of cash from the securitization of trade receivables under net cash used in operating activities and as a source of cash under net cash provided by financing activities.

Working capital used cash of $63 million in the current period versus providing cash of $20 million during the prior year quarter. The use of cash from working capital was driven by increased trade receivables and inventory to support sales growth, as well as an increase in the first quarter payout of fiscal 2011 accrued annual incentive compensation. Net earnings adjusted for non-cash and non-operating items provided cash of $162 million versus $145 million in the prior year quarter. Free cash flow* for the current quarter was $71 million, compared to $114 million in the prior year quarter, driven by adjusted cash from operations* of $139 million. The decrease in free cash flow from the prior year reflects an increase in capital expenditures and working capital to support sales growth, as well as an increase in the first quarter payout of accrued annual incentive compensation.

Net cash used in investing activities increased by $106 million during the current quarter, as compared to the prior year quarter. The increase in cash used for investing activities was primarily driven by the Company’s acquisition of ABCO and Pain and larger capital expenditures. During the three months ended June 30, 2011, the Company paid $93 million to acquire four businesses and settle holdback liabilities. The largest of the acquired businesses were ABCO and Pain, with historical annual sales of $35 million and $33 million, respectively. Capital expenditures also increased by $17 million to $78 million in the quarter ended June 30, 2011 as compared to the prior year quarter primarily due to investments in revenue generating equipment, such as cylinders and bulk tanks, and the construction of an air separation unit in Clarksville, TN. Capital expenditures in both quarters also reflect the development and implementation of the Company’s highly customized SAP system.

Financing activities provided cash of $59 million in the quarter ended June 30, 2011 and $201 million in the quarter ended June 30, 2010. The change in accounting principle for the Securitization Agreement noted above was reflected in proceeds from borrowings in the prior year quarter, but had no impact on the Company’s net cash position. Net cash borrowings of $375 million in the current quarter were driven by the issuance of the $250 million 2016 Notes and additional revolver borrowings used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. The Company also authorized and completed a share repurchase plan in the current quarter, purchasing 4.5 million shares of treasury stock for $300 million.

Dividends

The Company paid its stockholders a quarterly cash dividend of $0.29 per share at the end of the first quarter of fiscal 2012. During fiscal 2011, the Company paid its stockholders a quarterly cash dividend of $0.22 per share at the end of the first quarter. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

*	See Non GAAP reconciliations.

Financial Instruments

Senior Credit Facility

At June 30, 2011, the Company maintained a $750 million revolving credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is September 13, 2014. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

As of June 30, 2011, the Company had $501 million of borrowings under the Credit Facility, including $458 million under the U.S. dollar revolver and $42 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.125%. The multi-currency revolver bears interest based on a rate of 2.125% over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 2.24% and 2.98%, respectively.

At June 30, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of June 30, 2011, $208 million remained unused under the Company’s Credit Facility.

On July 19, 2011, the Company entered into the Amended and Restated Credit Facility to amend and restate the Credit Facility dated September 13, 2010. The amendments effected by the Amended and Restated Credit Facility include the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable rates. The current applicable rates were reduced from 2.125% to 1.250% per annum over LIBOR on the U.S. dollar revolver borrowings and over the Euro currency rate applicable to each foreign currency borrowing on the multi-currency revolver.

The Amended and Restated Credit Facility, like the Credit Facility, contains customary affirmative and negative covenants, including a financial covenant consistent with that of the Credit Facility. The Amended and Restated Credit Facility contains certain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events.

The Company also maintains a committed revolving line of credit of up to €5.0 million (U.S. $7.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2011, French revolving credit borrowings were €3.2 million (U.S. $4.6 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 2.125%. As of June 30, 2011, the effective interest rate on the French revolving credit borrowings was 3.34%. The maturity date of the French revolving line of credit is December 31, 2011.

Total Borrowing Capacity

As of June 30, 2011, $208 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At June 30, 2011, the Company’s leverage ratio was 2.8.

The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At June 30, 2011, there were no advances outstanding under the agreement.

Senior Notes

On June 3, 2011, the Company issued $250 million of its 2016 Notes. The 2016 Notes were issued at a discount and yield 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2011.

At June 30, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount and yield 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.

At June 30, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount and yield 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.

At June 30, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount and yield 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.

The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At June 30, 2011, the Company had $215 million outstanding of its 2018 Notes. Interest on the 2018 Notes is payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

During the quarter ended June 30, 2010, the Company repurchased $25 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt were $2.9 million for the quarter ended June 30, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Acquisition and Other Notes

The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2011, acquisition and other notes totaled $9.6 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At June 30, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.

Interest Rate Derivatives

The Company previously designated fixed interest rate swap agreements as cash flow hedges of interest payments on certain of the Company’s variable-rate debt instruments. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings.

For the three months ended June 30, 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $1.9 million, or $1.3 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the three months ended June 30, 2010.

At June 30, 2011, the Company was not party to any fixed interest rate swap agreements.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the three months ended June 30, 2011, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At June 30, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At June 30, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At June 30, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.72% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the three months ended June 30, 2011, the fair value of the variable interest rate swaps increased by $2.5 million to an asset of $7.6 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $2.7 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three months ended June 30, 2011 and 2010.

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

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.8 million.

Non GAAP Reconciliations

Adjusted Cash from Operations and Free Cash Flow

	Three Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Net cash provided by (used in) operating activities	$110,305	$(130,204)

Adjustments to cash provided by operating activities:
Cash used by the securitization of trade receivables	—	295,000
Stock issued for employee stock purchase plan	3,527	3,580
Tax benefit realized from the exercise of stock options	4,012	1,952
Cash expenditures related to unsolicited takeover attempt	21,048	1,483

Adjusted cash from operations	138,892	171,811

Capital expenditures	(78,451)	(61,121)

Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	6,676	3,338
Operating lease buyouts	4,206	—

Adjusted capital expenditures	(67,569)	(57,783)

Free cash flow	$71,323	$114,028

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

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of June 30, 2011:

(In thousands)		Payments Due by Period
Contractual Obligations	Total	Remainder of fiscal 2012 (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$2,225,359	$9,069	$599,422	$1,151,316	$465,552
Estimated interest payments on long-term debt (2)	302,948	54,358	137,245	71,431	39,914
Estimated receipts on interest rate swap agreements (3)	(7,620)	—	(7,620)	—	—
Non-compete agreements (4)	19,295	3,865	8,640	5,465	1,325
Letters of credit (5)	40,931	40,859	72	—	—
Operating leases (6)	248,066	61,773	109,646	51,154	25,493
Airgas, Inc. Severance Pay Plan (7)	13,330	1,880	11,450	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	706,695	96,636	249,118	212,147	148,794
Liquid carbon dioxide supply agreements (9)	194,016	17,292	39,847	29,194	107,683
Ammonia supply agreements (10)	3,352	2,208	1,144	—	—
Other purchase commitments (11)	1,288	1,288	—	—	—
Construction commitments (12)	24,598	21,550	3,048	—	—

Total Contractual Obligations	$3,772,258	$310,778	$1,152,012	$1,520,707	$788,761

(a)

The “Remainder of fiscal 2012” column relates to obligations due in fiscal 2012. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and 2016. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2017 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of June 30, 2011. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of June 30, 2011. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of June 30, 2011. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at June 30, 2011 include approximately $183 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $27 million related to its leased vehicles.

(7)

In May 2011, the Company announced its plan to realign its twelve regional companies’ accounting and certain administrative functions into four divisional Business Support Centers. As a result of this realignment, the Company incurred restructuring charges of $13.3 million associated with severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs are eliminated as a result of the realignment.
(8)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium gas from Air Products under a long-term supply agreement. Based on the volume of fiscal 2012 purchases, the Air Products supply agreements represent approximately $53 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $56 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $16 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2012 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(9)

The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2012 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(10)	The Company purchases ammonia from a variety of sources.
(11)	Other purchase commitments primarily include property, plant and equipment expenditures.
(12)	Construction commitments represent an outstanding commitment to a customer to construct an on-site air separation unit in Clarksville, Tennessee.

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s intention to negotiate its withdrawal from the MEPP provided for in one remaining CBA in fiscal 2012 and the Company’s estimate of $2.5 million in withdrawal liabilities to be incurred related to this MEPP; the benefits to be derived from the SAP implementation, including the Company’s estimate of an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the Company’s expectation to be at the run-rate of the mid-point of the target operating income benefit range by December 2013; the Company’s estimate of total SAP implementation costs of $36 million to be incurred in fiscal 2012; the Company’s expectations as to the schedule for the SAP implementation and estimates of the total SAP project expenditures of approximately $186 million; the Company’s expectation of earnings of $0.97 to $1.01 per diluted share for the second quarter ending September 30, 2011 and earnings per diluted share of $3.77 to $3.92 for the full fiscal year 2012, both of which include the Company’s estimates of restructuring charges and related costs and implementation and costs and depreciation expense associated the SAP implementation but exclude any potential additional MEPP withdrawal charges; the Company’s expectations of the benefits to be achieved in connection with the realignment into four new divisions and estimates of the total restructuring charges and related costs of approximately $21 million; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation that its overall effective income tax rate for fiscal 2012 will range from 38.0% to 39.0% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from Accumulated Other Comprehensive Income into earnings within the next twelve months; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.8 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2012 than that estimated by the Company resulting from changes in tax laws, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the realignment of its divisional structure; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the inability to retain employees to be affected by the reorganization prior to its completion; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from withdrawals from the remaining MEPP; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at June 30, 2011. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Fixed Rate Debt:
Acquisition and other notes	$4.4	$3.4	$1.0	$0.5	$0.2	$0.1	$9.6	$9.9
Interest expense	0.3	0.2	0.1	—	—	—	0.6
Average interest rate	6.39%	5.26%	5.04%	4.56%	3.89%	2.06%

Senior notes due 10/1/2013	$—	$—	$300.0	$—	$—	$—	$300.0	$316.5
Interest expense	6.4	8.6	4.2	—	—	—	19.2
Interest rate	2.85%	2.85%	2.85%	0%	0%	0%

Senior notes due 9/15/2014	$—	$—	$—	$400.0	$—	$—	$400.0	$430.8
Interest expense	13.5	18.0	18.0	8.3	—	—	57.8
Interest rate	4.50%	4.50%	4.50%	4.50%	0%	0%

Senior notes due 10/1/2015	$—	$—	$—	$—	$250.0	$—	$250.0	$255.5
Interest expense	6.1	8.1	8.1	8.1	$4.1	—	34.5
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	0%

Senior notes due 6/15/2016	$—	$—	$—	$—	$—	$250.0	$250.0	$250.8
Interest expense	5.5	7.4	7.4	7.4	7.4	1.5	36.6
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%

Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$234.3
Interest expense	11.5	15.4	15.4	15.4	15.4	38.2	111.3
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$—	$458.4	$—	$—	$458.4	$468.5
Interest expense	7.9	10.4	10.4	4.7	—	—	33.4
Interest rate (a)	2.24%	2.24%	2.24%	2.24%	0%	0%

Revolving credit borrowings - Multi-currency	$—	$—	$—	$42.3	$—	$—	$42.3	$43.2
Interest expense	0.9	1.3	1.3	0.6	—	—	4.1
Interest rate (a)	2.98%	2.98%	2.98%	2.98%	0%	0%

Revolving credit borrowings - France	$4.6	$—	$—	$—	$—	$—	$4.6	$4.7
Interest expense	0.01	—	—	—	—	—	0.01
Interest rate (a)	3.34%	0%	0%	0%	0%	0%

Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.0
Interest expense	2.2	3.0	—	—	—	—	5.2

Interest Rate Swaps:

5 swaps receive fixed/pay variable
Notional amounts	$—	$—	$300.0	$—	$—	$—	$300.0	$(7.6)
Swap (receipts)	—	—	(7.6)	—	—	—	(7.6)
Variable forward pay rate = 1.72%
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

The interest rates used in the computation of estimated future interest expense in the table above reflect the interest rates on the U.S. and multi-currency revolving credit borrowings in effect at June 30, 2011. The above table also presents the U.S. and multi-currency revolving credit borrowings at their maturity date as of June 30, 2011. The revolving credit facility was subsequently amended and restated on July 19, 2011. Amendments to the agreement include the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable rates. The rates applicable at June 30, 2011 were reduced from 2.125% to 1.250% per annum over LIBOR on the U.S. dollar revolver borrowings and over the Euro currency rate applicable to each foreign currency borrowing on the multi-currency revolver.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of June 30, 2011, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On May 5, 2011, the Company announced plans to purchase up to $300 million of Airgas, Inc. common stock under a stock repurchase plan approved by the Executive Committee of the Company’s Board of Directors. During the three months ended June 30, 2011, 4,464,961 shares of Company common stock were repurchased and the $300 million repurchase authorization was exhausted.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

5/5/11 - 5/31/11	1,821,000	$67.37	1,821,000	$177,315,469
6/1/11 - 6/30/11	2,643,961	$67.06	2,643,961	$—

Total	4,464,961	$67.19	4,464,961

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 8, 2011		AIRGAS, INC.

(Registrant)

	BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth
Vice President & Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.