Form 10-Q
period 2011-09-30
AIRGAS INC
filed 2011-11-08
CIK 804212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Shares of common stock outstanding at November 2, 2011: 75,914,668 shares

AIRGAS, INC.

FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)
Net Sales	$1,187,083	$1,061,663	$2,351,383	$2,114,319

Costs and Expenses:
Cost of products sold (excluding depreciation)	552,581	476,172	1,083,361	951,274
Selling, distribution and administrative expenses	423,437	396,614	846,883	787,163
Restructuring and other special charges (Notes 17 and 18)	2,500	—	15,830	—
Costs (benefit) related to unsolicited takeover attempt (Note 19)	—	4,687	(6,700)	8,474
Depreciation	60,382	56,214	120,649	110,479
Amortization	6,255	6,211	12,404	12,413

Total costs and expenses	1,045,155	939,898	2,072,427	1,869,803

Operating Income	141,928	121,765	278,956	244,516

Interest expense, net	(17,424)	(14,025)	(34,074)	(27,344)
Losses on the extinguishment of debt	—	(1,221)	—	(4,162)
Other income (expense), net	(581)	852	149	242

Earnings before income taxes	123,923	107,371	245,031	213,252

Income taxes	(46,224)	(40,806)	(92,487)	(81,888)

Net Earnings	$77,699	$66,565	$152,544	$131,364

Net Earnings Per Common Share:

Basic earnings per share	$1.03	$0.80	$1.98	$1.57

Diluted earnings per share	$1.01	$0.78	$1.94	$1.54

Weighted Average Shares Outstanding:
Basic	75,630	83,704	76,980	83,580

Diluted	77,262	85,566	78,672	85,408

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	(Unaudited) September 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash	$36,701	$57,218
Trade receivables, less allowances for doubtful accounts of $28,816 and $23,655 at September 30, 2011 and March 31, 2011, respectively	601,029	550,262
Inventories, net	373,056	362,502
Deferred income tax asset, net	52,000	50,132
Prepaid expenses and other current assets	102,433	100,531

Total current assets	1,165,219	1,120,645

Plant and equipment at cost	4,120,598	3,949,974
Less accumulated depreciation	(1,586,642)	(1,494,216)

Plant and equipment, net	2,533,956	2,455,758

Goodwill	1,137,675	1,117,336
Other intangible assets, net	204,618	197,168
Other non-current assets	52,320	44,974

Total assets	$5,093,788	$4,935,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$154,166	$163,091
Accrued expenses and other current liabilities	330,362	391,544
Current portion of long-term debt	10,391	9,868

Total current liabilities	494,919	564,503

Long-term debt, excluding current portion	2,202,688	1,842,994
Deferred income tax liability, net	745,397	722,954
Other non-current liabilities	76,755	70,548
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2011 and March 31, 2011	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,726 and 86,591 shares issued at September 30, 2011 and March 31, 2011, respectively	867	866
Capital in excess of par value	624,316	607,593
Retained earnings	1,604,798	1,498,728
Accumulated other comprehensive income	2,132	7,580
Treasury stock, 11,066 and 6,995 shares at cost at September 30, 2011 and March 31, 2011, respectively	(658,084)	(379,885)

Total stockholders’ equity	1,574,029	1,734,882

Total liabilities and stockholders’ equity	$5,093,788	$4,935,881

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$152,544	$131,364
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	120,649	110,479
Amortization	12,404	12,413
Impairment	2,500	—
Deferred income taxes	21,675	19,650
(Gain) loss on sales of plant and equipment	(532)	1,149
Stock-based compensation expense	17,070	15,269
Losses on the extinguishment of debt	—	4,162
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	(295,000)
Trade receivables, net	(43,248)	(38,251)
Inventories, net	(6,815)	(3,370)
Prepaid expenses and other current assets	(4)	5,787
Accounts payable, trade	(9,692)	(4,406)
Accrued expenses and other current liabilities	(66,009)	28,099
Other non-current assets	2,067	1,492
Other non-current liabilities	(1,357)	(5,394)

Net cash provided by (used in) operating activities	201,252	(16,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(166,812)	(117,337)
Proceeds from sales of plant and equipment	8,387	6,448
Business acquisitions and holdback settlements	(93,943)	(6,936)
Other, net	(443)	(523)

Net cash used in investing activities	(252,811)	(118,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,063,083	750,544
Repayment of debt	(704,220)	(595,319)
Financing costs	(4,203)	(8,009)
Premium paid on redemption of senior subordinated notes	—	(3,175)
Purchase of treasury stock	(300,000)	—
Proceeds from the exercise of stock options	10,862	13,057
Stock issued for the Employee Stock Purchase Plan	7,381	7,374
Tax benefit realized from the exercise of stock options	4,722	4,286
Dividends paid to stockholders	(46,474)	(39,315)
Change in cash overdraft	(109)	11,813

Net cash provided by financing activities	31,042	141,256

Change in cash	$(20,517)	$6,351
Cash – Beginning of period	57,218	47,001

Cash – End of period	$36,701	$53,352

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2011.

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies the test for goodwill impairment. Under ASU 2011-08, entities are first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that the carrying value of a reporting unit likely exceeds its fair value based on the qualitative assessment, it is required to perform the currently prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity determines that the fair value of a reporting unit is likely greater than its carrying amount based on the qualitative assessment, the two-step goodwill impairment test is not required. The new guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has early adopted ASU 2011-08 effective October 1, 2011, and will perform future annual and interim goodwill impairment tests under the new guidance.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits -Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires more robust disclosures surrounding entities’ participation in multiemployer pension plans (“MEPPs”). The Company has historically participated in several MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”), but successfully negotiated the withdrawal from the MEPP provided for in its last CBA that provided for a MEPP in November 2011. The new guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all prior periods presented in the financial statements. The Company will adopt ASU 2011-09 for its fiscal year ending March 31, 2012. The Company is currently evaluating the impact of the new guidance on its MEPP disclosures.

(3) ACQUISITIONS

Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

During the six months ended September 30, 2011, the Company purchased five businesses. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. For the six months ended September 30, 2011, a total of $93.9 million in cash was paid for the five businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred in the six months ended September 30, 2011 were approximately $1.3 million. The businesses acquired during the six months ended September 30, 2011 had aggregate historical annual sales of approximately $70 million. These acquisitions contributed approximately $27 million in net sales for the six months ended September 30, 2011. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Purchase Price Allocation

The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on third-party appraisals and management estimates. Fiscal 2012 purchase price allocations are substantially complete, except for certain tangible and intangible assets related to the ABCO acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2012 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant and appraisals for prior year acquisitions are complete. The final determination of the fair values of assets acquired and liabilities assumed may result in further adjustments to the values presented below.

	Distribution Business Segment	All Other Operations Business Segment	Total
(In thousands)
Current assets, net	$9,025	$4,979	$14,004
Plant and equipment	29,153	18,036	47,189
Goodwill	15,009	9,995	25,004
Other intangible assets	14,641	5,130	19,771
Current liabilities	(5,280)	(2,276)	(7,556)
Non-current liabilities	(1,183)	(3,286)	(4,469)

Total cash consideration	$61,365	$32,578	$93,943

The fair value of trade receivables acquired in the fiscal 2012 acquisitions was $7.6 million, with gross contractual amounts receivable of $8.2 million. Goodwill associated with fiscal 2012 acquisitions was $25.1 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $16.5 million and $3.1 million, respectively. See Note 5 for further information on goodwill and intangible assets.

In connection with acquisitions completed prior to the April 1, 2009 adoption of the revised guidance on business combinations, the Company is a party to contingent consideration agreements that provide for additional purchase price to be paid to the sellers if the future earnings of the acquired businesses exceed predetermined amounts. Amounts payable under these contingent payment agreements continue through fiscal 2019 and are limited to $7.8 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.

Pro Forma Operating Results

The following table provides unaudited pro forma results of operations for the six-month periods ended September 30, 2011 and 2010, as if fiscal 2012 acquisitions had occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2010 or of results that may occur in the future.

	Six Months Ended September 30,
(In thousands, except per share amounts)	2011	2010
Net sales	$2,359,853	$2,142,878
Net earnings	152,640	131,069

Diluted earnings per share	$1.94	$1.53

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(4) INVENTORIES, NET

Inventories, net, consist of:

(In thousands)	September 30, 2011	March 31, 2011
Hardgoods	$276,159	$246,607
Gases	96,897	115,895

	$373,056	$362,502

Hardgoods inventories determined using the last-in, first-out (“LIFO”) inventory method totaled $34 million at September 30, 2011 and $32 million at March 31, 2011. The balance of the hardgoods inventories is valued using the first-in, first-out (“FIFO”) and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $11.6 million higher at September 30, 2011 and $11.1 million higher at March 31, 2011. Substantially all of the inventories are finished goods.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the six months ended September 30, 2011 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2011	$930,718	$186,618	$1,117,336
Acquisitions (a)	15,009	9,995	25,004
Other adjustments, including foreign currency translation	(4,562)	(103)	(4,665)

Balance at September 30, 2011	$941,165	$196,510	$1,137,675

(a)	Includes current acquisitions and adjustments made to prior year acquisitions.

Other intangible assets amounted to approximately $205 million and $197 million, net of accumulated amortization of $85 million and $75 million at September 30, 2011 and March 31, 2011, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2012 - $12.1 million; 2013 - $23.4 million; 2014 - $21.1 million; 2015 - $19.6 million; 2016 - $18.1 million; and $110.3 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include:

(In thousands)	September 30, 2011	March 31, 2011
Accrued payroll and employee benefits	$83,483	$121,691
Business insurance reserves (a)	48,973	45,438
Taxes other than income taxes	22,415	21,218
Cash overdraft	64,492	64,601
Deferred rental revenue	27,087	26,401
Accrued costs related to unsolicited takeover attempt (Note 19)	1,158	43,452
Other accrued expenses and current liabilities	82,754	68,743

	$330,362	$391,544

(a)

With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.2 million at both September 30, 2011 and March 31, 2011, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

(7) INDEBTEDNESS

Long-term debt consists of:

(In thousands)	September 30, 2011	March 31, 2011
Revolving credit borrowings - U.S.	$439,700	$331,000
Revolving credit borrowings - Multi-currency	42,053	43,103
Revolving credit borrowings - France	5,154	4,106
Trade receivables securitization	295,000	295,000
Senior notes, net	1,207,369	954,343
Senior subordinated notes	215,446	215,446
Other long-term debt	8,357	9,864

Total long-term debt	2,213,079	1,852,862
Less current portion of long-term debt	(10,391)	(9,868)

Long-term debt, excluding current portion	$2,202,688	$1,842,994

Senior Credit Facility

On July 19, 2011, the Company entered into a $750 million Amended and Restated Credit Facility (the “Credit Facility”) to amend and restate the prior credit facility dated September 13, 2010. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

As of September 30, 2011, the Company had $482 million of borrowings under the Credit Facility, including $440 million under the U.S. dollar revolver and $42 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 1.38% and 2.13%, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

At September 30, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of September 30, 2011, $227 million remained unused under the Company’s Credit Facility.

At September 30, 2011, the Company also maintained a committed revolving line of credit of up to €5.0 million (U.S. $6.7 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2011, French revolving credit borrowings were €3.8 million (U.S. $5.2 million). As of September 30, 2011, the variable interest rates on the French revolving credit borrowings were based on the Euro currency rate plus 212.5 basis points and the effective interest rate was 3.43%.

On October 11, 2011, the Company amended this committed revolving line of credit to increase the amount available to €8.0 million (U.S. $10.7 million), reduce the spread on borrowings to 125 basis points and extend the maturity to December 31, 2012.

Commercial Paper

In October 2011, the Company commenced a $750 million commercial paper program supported by its Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company will use proceeds from the commercial paper program to pay down amounts outstanding under its Credit Facility and for general corporate purposes.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At September 30, 2011, there were no advances outstanding under the agreement.

Senior Notes

On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2011.

At September 30, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.

At September 30, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.

At September 30, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.

The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At September 30, 2011, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Other Long-term Debt

The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2011, other long-term debt totaled $8.4 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

Trade Receivables Securitization

The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At September 30, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.

Debt Extinguishment Charges

During the six months ended September 30, 2010, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the six months ended September 30, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Also during the six months ended September 30, 2010, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility, on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the six months ended September 30, 2010 related to the write-off of unamortized debt issuance costs.

Aggregate Long-term Debt Maturities

The aggregate maturities of long-term debt at September 30, 2011 are as follows:

(In thousands)	Debt Maturities (a)
September 30, 2012	$10,391
March 31, 2013	296,266
March 31, 2014	301,097
March 31, 2015	400,472
March 31, 2016	250,178
Thereafter	947,305

$2,205,709

(a)	Outstanding borrowings under the Securitization Agreement at September 30, 2011 are reflected as maturing at the agreement’s expiration in March 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of discounts of $122 thousand for the 2013 Notes, $288 thousand for the 2014 Notes, $302 thousand for the 2015 Notes and $327 thousand for the 2016 Notes at September 30, 2011. The 2013 Notes also include additional carrying value of $8.4 million at September 30, 2011 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheet. At September 30, 2011, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

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

At September 30, 2011, the Company was not party to any fixed interest rate swap agreements.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the six months ended September 30, 2011, $259 thousand of the loss on the treasury rate lock was reclassified to interest expense. At September 30, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

Fair Value Hedges

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At September 30, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.44% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2011, the fair value of the variable interest rate swaps increased by $3.2 million to an asset of $8.3 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $3.2 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the six months ended September 30, 2011 and 2010.

Tabular Disclosure

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Fair Value of Derivatives Designated as Hedging Instruments

	September 30, 2011		March 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:

Variable interest rate swaps	Other non-current assets	$8,288	Other non-current assets	$5,086

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

(In thousands)	Amount of Gain Recognized in OCI on Derivatives Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010

Interest rate contracts	$259	$947
Tax effect	(96)	(280)

Net effect	$163	$667

(In thousands)	Amount of Loss Reclassified from AOCI into Pre-tax Income Six Months Ended September 30,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships
	2011	2010

Interest expense, net	$259	$3,556

(In thousands)	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-tax Income Six Months Ended September 30,
Derivatives in Fair Value Hedging Relationships		2011	2010
Change in fair value of variable interest rate swaps	Interest expense, net	$3,202	$10,264
Change in carrying value of 2013 Notes	Interest expense, net	(3,237)	(10,248)

Net effect	Interest expense, net	$(35)	$16

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and March 31, 2011 are categorized in the tables below based on the lowest level of significant input to the valuation.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(In thousands)	Balance at September 30, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$9,539	$9,539	$—	$—
Derivative assets - variable interest rate swap agreements	8,288	—	8,288	—

Total assets measured at fair value on a recurring basis	$17,827	$9,539	$8,288	$—

Liabilities:
Deferred compensation plan liabilities	$9,539	$9,539	$—	$—

Total liabilities measured at fair value on a recurring basis	$9,539	$9,539	$—	$—

(In thousands)	Balance at March 31, 2011	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Deferred compensation plan assets	$9,160	$9,160	$—	$—
Derivative assets - variable interest rate swap agreements	5,086	—	5,086	—

Total assets measured at fair value on a recurring basis	$14,246	$9,160	$5,086	$—

Liabilities:
Deferred compensation plan liabilities	$9,160	$9,160	$—	$—

Total liabilities measured at fair value on a recurring basis	$9,160	$9,160	$—	$—

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

The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below was estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair values of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate. The fair value of the securitized receivables approximates its carrying value.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(In thousands)	Carrying Value at September 30, 2011	Fair Value at September 30, 2011	Carrying Value at March 31, 2011	Fair Value at March 31, 2011
Revolving credit borrowings	$486,907	$486,907	$378,209	$381,235
2013 Notes	308,286	314,871	305,019	308,716
2014 Notes	399,712	426,181	399,664	419,899
2015 Notes	249,698	259,461	249,660	249,430
2016 Notes	249,673	253,466	—	—
2018 Notes	215,446	231,874	215,446	235,105
Trade Receivables Securitization	295,000	295,000	295,000	295,000
Acquisition and other notes	8,357	8,632	9,864	10,146

Total debt	$2,213,079	$2,276,392	$1,852,862	$1,899,531

(10) STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2011	86,591	6,995
Common stock issuance (a)	135	—
Reissuance of treasury stock for stock option exercises	—	(394)
Purchase of treasury stock (d)	—	4,465

Balance at September 30, 2011	86,726	11,066

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2011	$866	$607,593	$1,498,728	$7,580	$(379,885)	$1,734,882

Comprehensive income:
Net earnings			152,544			152,544
Foreign currency translation adjustments				(5,611)		(5,611)
Gain on derivative instruments				259		259
Tax effect of comprehensive income items				(96)		(96)

Total comprehensive income						147,096 (e)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	1	(3,559)			21,801	18,243
Tax benefit from stock option exercises		3,212				3,212
Dividends paid on common stock ($0.61 per share)			(46,474)			(46,474)
Stock-based compensation (c)		17,070				17,070
Purchase of treasury stock (d)					(300,000)	(300,000)

Balance at September 30, 2011	$867	$624,316	$1,604,798	$2,132	$(658,084)	$1,574,029

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.
(b)	Issuance of common stock and reissuance of treasury stock for stock option exercises and purchases through the Employee Stock Purchase Plan.
(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
(d)

As of September 30, 2011, the Company had completed a $300 million share repurchase authorization announced on May 5, 2011, repurchasing 4.5 million shares on the open market at an average price of $67.19.

(e)

The Company’s comprehensive income was $147 million and $131 million for the six months ended September 30, 2011 and 2010, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain on derivative instruments designated as cash flow hedges and the net tax effect of other comprehensive income items. Net tax effect of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain on derivative instruments reflects reclassification adjustments to income.

The table below presents the gross and net changes in the balances within each component of AOCI for the six months ended September 30, 2011.

(In thousands)	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income
Balance at March 31, 2011	$9,047	$(1,467)	$7,580
Foreign currency translation adjustments	(5,611)		(5,611)
Derivative instruments:
Reclassification adjustments to income		259	259
Tax effect of comprehensive income items		(96)	(96)

Net change after tax of comprehensive income items	(5,611)	163	(5,448)

Balance at September 30, 2011	$3,436	$(1,304)	$2,132

(11) STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense for its stock option plans and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Stock-based compensation expense related to:
Stock option plans	$4,651	$4,131	$15,139	$12,920
Employee Stock Purchase Plan - options to purchase stock	842	869	1,931	2,349

	5,493	5,000	17,070	15,269
Tax benefit	(1,794)	(1,852)	(5,959)	(5,297)

Stock-based compensation expense, net of tax	$3,699	$3,148	$11,111	$9,972

Fair Value

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2011 and 2010 was $22.78 and $22.75, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Summary of Stock Option Activity

The following table summarizes the stock option activity during the six months ended September 30, 2011:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	6,886	$41.11
Granted	994	$66.38
Exercised	(395)	$27.68
Forfeited	(32)	$56.63

Outstanding at September 30, 2011	7,453	$45.12

Vested or expected to vest at September 30, 2011	7,426	$45.06

Exercisable at September 30, 2011	4,863	$37.94

A total of 1.8 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at September 30, 2011.

As of September 30, 2011, $44.3 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of September 30, 2011, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 2.0 million shares were available for issuance.

Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $13.16 and $16.05 for the six months ended September 30, 2011 and 2010, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

The following table summarizes the activity of the ESPP during the six months ended September 30, 2011:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	67	$51.03
Granted	293	$53.96
Exercised	(135)	$54.81

Outstanding at September 30, 2011	225	$52.58

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

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.0 million and 1.4 million shares covered by outstanding stock options that were anti-dilutive for the three months ended September 30, 2011 and 2010, respectively. There were approximately 1.7 million and 1.2 million shares covered by outstanding stock options that were anti-dilutive for the six months ended September 30, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	75,630	83,704	76,980	83,580
Incremental shares from assumed exercises of stock options and options under the ESPP	1,632	1,862	1,692	1,828

Diluted	77,262	85,566	78,672	85,408

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

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(14) SUMMARY BY BUSINESS SEGMENT

Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and six months ended September 30, 2011 and 2010. Certain reclassifications were made to the presentation of business segment operating results for the prior periods to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and costs associated with the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses in the eliminations and other column below. Previously, these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt (see Note 19), the restructuring charge related to the Company’s divisional realignment (see Note 17) and the impairment charge (see Note 18) were not allocated to the Company’s business segments, and are reflected in the eliminations and other column below.

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$611,726	$143,557	$(10,503)	$744,780	$562,970	$123,780	$(8,084)	$678,666
Hardgoods	440,730	1,577	(4)	442,303	381,315	1,688	(6)	382,997

Total net sales	1,052,456	145,134	(10,507)	1,187,083	944,285	125,468	(8,090)	1,061,663

Cost of products sold (excluding depreciation)	484,416	78,672	(10,507)	552,581	419,924	64,338	(8,090)	476,172
Selling, distribution and administrative expenses	376,142	41,218	6,077	423,437	355,367	34,070	7,177	396,614
Restructuring and other special charges	—	—	2,500	2,500	—	—	—	—
Costs (benefit) related to unsolicited takeover attempt	—	—	—	—	—	—	4,687	4,687
Depreciation	55,597	4,785	—	60,382	52,287	3,927	—	56,214
Amortization	4,989	1,266	—	6,255	5,049	1,162	—	6,211

Operating income	$131,312	$19,193	$(8,577)	$141,928	$111,658	$21,971	$(11,864)	$121,765

	Six Months Ended September 30, 2011				Six Months Ended September 30, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,216,297	$285,145	$(19,625)	$1,481,817	$1,119,417	$250,692	$(15,628)	$1,354,481
Hardgoods	866,619	2,955	(8)	869,566	756,708	3,141	(11)	759,838

Total net sales	2,082,916	288,100	(19,633)	2,351,383	1,876,125	253,833	(15,639)	2,114,319

Cost of products sold (excluding depreciation)	946,060	156,934	(19,633)	1,083,361	834,362	132,551	(15,639)	951,274
Selling, distribution and administrative expenses	751,369	80,256	15,258	846,883	706,799	66,417	13,947	787,163
Restructuring and other special charges	—	—	15,830	15,830	—	—	—	—
Costs (benefit) related to unsolicited takeover attempt	—	—	(6,700)	(6,700)	—	—	8,474	8,474
Depreciation	111,331	9,318	—	120,649	102,920	7,559	—	110,479
Amortization	9,904	2,500	—	12,404	10,089	2,324	—	12,413

Operating income	$264,252	$39,092	$(24,388)	$278,956	$221,955	$44,982	$(22,421)	$244,516

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest and Taxes

Cash paid for interest and income taxes was as follows:

	Six Months Ended September 30,
(In thousands)	2011	2010
Interest paid	$33,459	$27,955
Income taxes (net of refunds) (a)	55,928	31,318

(a)	During the six months ended September 30, 2011 and 2010, the Company applied for and received federal income tax refunds of $9.8 million and $26.0 million, respectively.

(16) BENEFIT PLANS

Historically, the Company has participated in several MEPPs providing defined benefits to union employees under the terms of CBAs. Contributions have been made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

In connection with the renewal of CBAs, the Company has been successful in negotiating its withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. During the three months ended June 30, 2011, the Company negotiated the withdrawal from MEPPs under two CBAs and received a final assessment from an exited MEPP that was lower than previously estimated, resulting in a net charge related to its withdrawal obligations of $0.9 million. During the three and six months ended September 30, 2010, the Company recognized charges related to the withdrawal from MEPPs of $1.4 million and $4.6 million, respectively. MEPP withdrawal liabilities amounted to $7.7 million at September 30, 2011 and $16.0 million at March 31, 2011. The decrease in MEPP withdrawal liabilities since March 31, 2011 primarily relates to a payment of $8.6 million associated with a final assessment from a MEPP. These estimates are subject to change based on the ultimate amount of the withdrawal liability assessed by the MEPPs, which may be impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPPs.

In October 2011, the Company’s remaining CBA that provided for a MEPP and covered ten employees came up for renewal. The Company successfully negotiated its withdrawal from the MEPP in November 2011, and expects to incur MEPP withdrawal charges of approximately $3.2 million in the third quarter ending December 31, 2011. Though the most recent plan data available from the MEPP was used in computing this estimate, the liability is subject to change based on future market conditions, employer contributions and benefit levels that will impact the Company’s ultimate withdrawal liability.

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

As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced workforce reduction of regional company support functions and was reflected in the “Restructuring and other special charges” line item in the Company’s Consolidated Statements of Earnings. The Company expects to pay severance benefits to affected employees through fiscal 2013.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

The activity in the accrued liability balances associated with the restructuring plan was as follows for the six months ended September 30, 2011:

(In thousands)	Severance Costs
Balance at March 31, 2011	$—
Restructuring charge	13,330
Cash payments	—

Balance at September 30, 2011	$13,330

Of the $13.3 million in accrued restructuring costs at September 30, 2011, $10.1 million was included in accrued expenses and other current liabilities and $3.2 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheet. The restructuring charge was not allocated to the Company’s business segments (see Note 14).

For the year ending March 31, 2012, the Company expects to incur total restructuring and other related costs of approximately $21 million, of which $13.3 million was recorded during the six months ended September 30, 2011 related to severance benefits. The remaining costs expected to be recorded during the year ending March 31, 2012 are for transition staffing, relocation and other costs. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, relocation and other costs, of approximately $6 million.

(18) ASSET IMPAIRMENT CHARGE

In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period.

In accordance with guidance for the impairment of long-lived assets, the Company evaluated the assets at this liquid carbon dioxide plant for recovery. Using a discounted cash flow analysis, the Company determined the fair values of the plant assets were not sufficient to support the current carrying values of the assets. The fair values of the assets were estimated using an internally developed cash flow model. Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the plant assets. As a result of an impairment analysis performed on the assets at this location, Airgas recorded a charge of $2.5 million during the three months ended September 30, 2011 to adjust the carrying values of the plant assets to the Company’s estimated fair values. The impairment charge was reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 14).

(19) UNSOLICITED TAKEOVER ATTEMPT

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $61.1 million of legal and professional fees and other costs. During the three months ended June 30, 2011, the Company recognized a $6.7 million benefit from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. The Company incurred unsolicited takeover attempt costs of $4.7 million and $8.5 million for the three and six months ended September 30, 2010, respectively.

(20) SUBSEQUENT EVENTS

As described in Note 7, in October 2011, the Company commenced a $750 million commercial paper program supported by its Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates, and the Company will use proceeds from the program to pay down amounts outstanding under its Credit Facility and for general corporate purposes.

Also as described in Note 7, in October 2011, the Company amended its French revolving line of credit to increase the amount available under the facility, reduce the spread on borrowings and extend the maturity date.

As described in Note 16, in November 2011, the Company successfully negotiated the withdrawal from the MEPP provided for in its last CBA that provided for a MEPP, and expects to incur MEPP withdrawal charges of approximately $3.2 million in the third quarter ending December 31, 2011.

AIRGAS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2011 (“current quarter”) of $1.19 billion compared to $1.06 billion for the quarter ended September 30, 2010 (“prior year quarter”), an increase of 12%. Total same-store sales increased 10%, with hardgoods up 14% and gas and rent up 7%. Acquisitions contributed 2% sales growth in the current quarter. The same-store sales growth for the current quarter was driven by both volume and price, with sales volumes up 6% and pricing up 4%. The increase in sales volumes reflects strength in the manufacturing-intensive regions of the U.S. and in the Company’s petrochemical and energy customers, with relative outperformance in the hardgoods business on the strength of sales to large manufacturing customers. Higher pricing reflects a broad-based price increase on gas and rent effective March 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs.

The Company’s operating income margin increased to 12.0%, a 50 basis point improvement over the prior year quarter. Additionally, the current quarter and prior year quarter operating income margins were burdened by 20 basis points and 50 basis points, respectively, of special charges noted below.

Net earnings per diluted share rose 29% to $1.01 in the current quarter versus $0.78 in the prior year quarter. Net earnings per diluted share in the current quarter reflect the benefit of the Company’s two recently completed share repurchase programs, which more than offset $0.02 per diluted share of incremental SAP implementation costs and depreciation expense. Net earnings per diluted share in the current and prior year quarters included special charges aggregating to $0.02 and $0.05 per diluted share, respectively. Special charges in each period consisted of the following:

	Three Months Ended September 30,
	2011	2010
Effect on Diluted EPS
Restructuring and other special charges	$0.02	$—
Costs related to unsolicited takeover attempt	—	0.03
Losses on the extinguishment of debt	—	0.01
Multi-employer pension plan withdrawal charges	—	0.01

Special charges	$0.02	$0.05

Looking Forward

Looking forward, the Company expects earnings per diluted share for the third quarter ending December 31, 2011 in the range of $0.92 to $0.95. The earnings per diluted share range for the third quarter includes an estimated $0.03 per diluted share of restructuring charges and related costs arising from the Company’s transition to Business Support Centers (“BSCs”) and $0.08 per diluted share of implementation costs and depreciation expense associated with the Company’s SAP implementation, compared to $0.02 per diluted share in the prior year quarter. For the full year ending March 31, 2012 (“fiscal 2012”), the Company expects earnings per diluted share in the range of $3.82 to $3.92, which includes an estimated $0.19 per diluted share of restructuring and other special charges (including $0.02 per diluted share of asset impairment charges), $0.32 per diluted share of implementation costs and depreciation expense associated with its SAP implementation, $0.05 per diluted share benefit from lower than previously estimated net costs related to the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt and $0.01 per diluted share in multi-employer pension plan (“MEPP”) withdrawal charges. Guidance for both the third quarter ending December 31, 2011 and fiscal 2012 includes the impact of the Company’s two recently completed stock repurchase programs, but excludes any additional MEPP withdrawal charges.

Enterprise Information System

The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system, with the successful conversion of the second regional distribution company in September 2011. The Company continues to prepare for the implementation of SAP at the remainder of its business units, with the next two regional distribution companies scheduled to convert during the quarter ending December 31, 2011. The conversion schedule accelerates thereafter, with all regional distribution companies expected to be converted to SAP by the end of the summer of calendar year 2012.

With nearly $1 billion in annual revenues and approximately 2,600 active users operating on SAP as of September 30, 2011, the Company believes the implementation risk associated with the remaining business units is significantly diminished. The Company expects to incur the highest level of expenses related to the SAP implementation in fiscal 2012, as the majority of the regional distribution companies will be converted over the next twelve months. Total implementation costs and depreciation expense related to the SAP system were $0.07 and $0.15 per diluted share for the three- and six-month periods ended September 30, 2011, respectively, and are expected to be $0.32 per diluted share for fiscal 2012. The Company expects the combination of lower implementation costs and the increase in SAP-related benefits to yield year-over-year earnings accretion of approximately $0.20 per diluted share in fiscal 2013 above and beyond the Company’s base business performance.

In August 2010, the Company quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. Upon full implementation, the Company expects these areas alone to yield an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis. Further economic benefits are expected to be identified as the implementation progresses. By December 2013, the Company expects to have achieved a minimum of $75 million in annual run-rate operating income benefits, with a likelihood that these benefits will ultimately reach or exceed $125 million. Total SAP project expenditures are expected to be approximately $186 million, comprised of an estimated $91 million in expense and $95 million in capitalized costs. Through September 30, 2011, the Company had recognized $139 million in total SAP project expenditures, comprised of $44 million in expense and $95 million in capitalized costs.

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

As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits during the three months ended June 30, 2011. For fiscal 2012, the Company expects to incur total restructuring and other related costs of approximately $21 million. The remaining costs expected to be recorded during fiscal 2012 are for transition staffing, relocation and other costs. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, relocation and other costs, of approximately $6 million.

Acquisitions

During the six months ended September 30, 2011, the Company purchased five businesses with aggregate historical annual sales of approximately $70 million. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million.

Multi-employer Pension Plan Withdrawals

In October 2011, the Company’s remaining collective bargaining agreement (“CBA”) that provided for a MEPP and covered ten employees came up for renewal. The Company successfully negotiated its withdrawal from the MEPP in November 2011, and expects to incur MEPP withdrawal charges of approximately $3.2 million in the third quarter ending December 31, 2011. The Company’s guidance for both the third quarter ending December 31, 2011 and the full year fiscal 2012 does not include this MEPP withdrawal charge.

Commercial Paper Program

In October 2011, the Company commenced a $750 million commercial paper program supported by its $750 million Amended and Restated Credit Facility (the “Credit Facility”). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company will use proceeds from the commercial paper program to pay down amounts outstanding under its Credit Facility and for general corporate purposes.

Pricing Actions

The Company announced that beginning December 1, 2011, or as contracts permit, its operating units will increase prices on bulk and packaged industrial, medical, and specialty gases, on acetylene and fuel gases, and for delivery and other service charges. Cylinder and bulk tank rental rates will increase effective November 1, 2011, or as contracts permit. Effective October 28, 2011, or as contracts permit, a surcharge on helium will be in effect. The Company will also continue to pass along higher prices for welding hardgoods and safety products.

The actions are in response to rising raw material, energy, electricity, and labor and benefit costs, which in turn have raised the price of gases, welding hardgoods, and safety products sourced from suppliers. The increases have also raised operating costs at Airgas plants and distribution facilities, and increased the costs of cylinders, bulk tanks, plants and equipment. In addition, supply chain disruptions in certain products have resulted in higher distribution costs, and the regulatory landscape continues to change at a rapid pace, requiring extra steps to ensure compliance.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

STATEMENT OF EARNINGS COMMENTARY

Certain reclassifications were made to the presentation of business segment operating results for the prior periods to conform to the current period presentation. These reclassifications were the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and costs associated with the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses as “other” expenses that are not allocated to the Company’s business segments. Previously, these costs were allocated to each business segment based on sales dollars. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of Air Products’ unsolicited takeover attempt, the restructuring charge related to the Company’s divisional realignment and the asset impairment charge were not allocated to the Company’s business segments. These costs and benefits are also reflected in the other line item in the tables below.

Business segment information and statement of earnings commentary related to the prior periods have been recast to reflect the reclassifications described above.

Net Sales

Net sales increased 12% to $1.19 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 10% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 14%. Same-store sales were driven by increased volumes of 6% and price of 4%.

Strategic products account for more than 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 8% on a same-store sales basis as compared to the prior year quarter.

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

Net Sales (In thousands)	Three Months Ended September 30,
	2011	2010	Increase
Distribution	$1,052,456	$944,285	$108,171	11%
All Other Operations	145,134	125,468	19,666	16%
Intercompany eliminations	(10,507)	(8,090)	(2,417)

	$1,187,083	$1,061,663	$125,420	12%

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

Distribution business segment sales increased 11% compared to the prior year quarter with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 3% and pricing up 4%. Hardgoods same-store sales increased 15% with volumes up 11% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers, while the increase in pricing was primarily driven by the March 1, 2011 price increase.

Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 5% from the prior year quarter. Among strategic gas products, bulk gas sales were up 5% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and a modest increase in hospital and surgery center activity. Sales of specialty gases were up 5% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 17% in the current quarter, comparing favorably to the hardgoods same-store sales increase for the Distribution business segment of 15% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and contractor customers, and new strategic customers. The Company’s Radnor® private-label line was up 19% for the current quarter, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases increased 9% for the current quarter as compared to the prior year quarter, reflecting accelerating growth in the Company’s core business, especially in manufacturing. Revenues from the Company’s rental welder business experienced a 17% increase in same-store sales during the current quarter as compared to the prior year quarter, primarily as a result of strength in demand related to general outage work.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales increased 16% in total and 7% on a same-store basis compared to the prior year quarter, with incremental sales of 9% contributed by current and prior year acquisitions. The same-store sales increase was driven by a significant increase in ammonia sales on both a volume and price basis.

Gross Profits (Excluding Depreciation)

Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of selling, distribution and administrative expenses and recognizes depreciation on all of its property, plant and equipment in the Consolidated Statement of Earnings line item, “Depreciation.” Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other businesses.

Consolidated gross profits (excluding depreciation) increased 8% compared to the prior year quarter, principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 160 basis points to 53.5% compared to 55.1% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) reflects the continued shift in sales mix towards hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent, a mix shift within hardgoods to lower-margin welding and automation equipment, a sales mix shift towards large customers, which generally carry lower gross profit margins (excluding depreciation) than small customers but at a lower net cost to serve, and higher costs from recent vendor price increases.

Gross Profits (ex. Depr.) (In thousands)	Three Months Ended September 30,
	2011	2010	Increase
Distribution	$568,040	$524,361	$43,679	8%
All Other Operations	66,462	61,130	5,332	9%

	$634,502	$585,491	$49,011	8%

The Distribution business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 54.0% versus 55.5% in the prior year quarter, a decrease of 150 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and lower-margin welding and automation equipment within hardgoods, as well as a mix shift towards large customers. As a percentage of the Distribution business segment’s sales, gas and rent decreased 150 basis points to 58.1% in the current quarter as compared to 59.6% in the prior year quarter.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 290 basis points to 45.8% in the current quarter from 48.7% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the ammonia business, in which cost increases during the past several quarters have been significant and frequent, and in which price increases typically lag cost increases. The Company has announced additional pricing actions planned for the quarter ending December 31, 2011 to address this erosion in gross profit margin (excluding depreciation). Margin compression in the refrigerants business also contributed to the decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation), as margins ran at more normal levels after market anomalies in the prior year quarter.

Operating Expenses

Selling, Distribution and Administrative (“SD&A”) Expenses

SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $27 million, or 7%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $20 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, and approximately $7 million of incremental operating costs associated with acquired businesses. As a percentage of net sales, SD&A expenses decreased 170 basis points to 35.7% compared to 37.4% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix towards hardgoods, which carry lower operating expenses relative to sales and corresponding lower gross margins as compared to gas and rent. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs in the other line item in the table below.

SD&A Expenses (In thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2011	2010
Distribution	$376,142	$355,367	$20,775	6%
All Other Operations	41,218	34,070	7,148	21%
Other	6,077	7,177	(1,100)

	$423,437	$396,614	$26,823	7%

SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 21%, respectively, in the current quarter. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $4 million for the Distribution business segment and $3 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 190 basis points to 35.7% compared to 37.6% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix towards hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 120 basis points to 28.4% compared to 27.2% in the prior year quarter primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.

SD&A Expenses – Other

Enterprise Information System

The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession. Through September 30, 2011, the Company has successfully converted its Safety telesales and hardgoods infrastructure business and its first two regional distribution companies to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP costs for the current quarter were $6.1 million as compared to $5.8 million in the prior year quarter. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments. Total SAP implementation costs for fiscal 2012 to be reflected in SD&A expenses are expected to be approximately $36 million as the Company accelerates the rollout of the system to the other regional distribution companies.

Multi-employer Pension Plan Withdrawals

The Company participated, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of CBAs, but had withdrawn from all but one of them by September 30, 2011. Contributions are made to plans in accordance with the CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.

As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefits levels, interest rates and continued participation by other employers in the MEPPs. The computation of the Company’s portion of a plan’s unfunded obligation may take up to 24 months for the pension plan administrators to prepare. As a result, the Company has recorded estimated liabilities for certain of these withdrawals based on the latest information available to the Company from the plans. There were no MEPP withdrawal charges during the current quarter. During the prior year quarter, the Company received revised estimated withdrawal liabilities from two plan administrators which resulted in additional charges of $1.4 million. These charges were reflected in SD&A expenses and were not allocated to the Company’s business segments.

Asset Impairment

In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the current quarter. The asset impairment charge was reflected within the “Restructuring and other special charges” line item in the Company’s Consolidated Statements of Earnings, and was not allocated to the Company’s business segments.

Depreciation and Amortization

Depreciation expense increased $4 million, or 7%, to $60 million in the current quarter as compared to $56 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and $2 million of incremental depreciation expense related to the SAP enterprise information system. Amortization expense of $6 million in the current quarter was consistent with that of the prior year quarter. In fiscal 2012, total depreciation expense related to the SAP system is expected to be approximately $9 million, representing the expected full annual depreciation run-rate without the benefits associated with full implementation of the system.

Operating Income

Consolidated operating income of $142 million increased 17% in the current quarter driven by strong operating leverage on sales growth. The consolidated operating income margin increased 50 basis points to 12.0% from 11.5% in the prior year quarter.

Operating Income	Three Months Ended September 30,		Increase /
(In thousands)	2011	2010	(Decrease)
Distribution	$131,312	$111,658	$19,654	18%
All Other Operations	19,193	21,971	(2,778)	-13%
Other	(8,577)	(11,864)	3,287

	$141,928	$121,765	$20,163	17%

Operating income in the Distribution business segment increased 18% in the current quarter. The Distribution business segment’s operating income margin increased 70 basis points to 12.5% compared to 11.8% in the prior year quarter. The operating income margin increase was driven by strong operating leverage on organic sales growth in the current quarter, which more than offset higher variable costs associated with sales growth.

Operating income in the All Other Operations business segment decreased 13% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 13.2% was 430 basis points lower than the operating income margin of 17.5% in the prior year quarter. The decrease in operating income margin was primarily driven by the impact of gross margin compression in the ammonia and refrigerants businesses.

Interest Expense, Net and Losses on the Extinguishment of Debt

Interest expense, net, was $17 million in the current quarter, representing an increase of approximately $3 million, or 24%, compared to the prior year quarter. The overall increase in interest expense, net, resulted primarily from higher average debt balances in the current quarter as compared to the prior year quarter, reflecting the impact of the two recently completed stock repurchase programs and, to a lesser extent, the acquisitions of ABCO and Pain.

During the prior year quarter, the Company terminated its $1.7 billion credit facility (the “Prior Credit Facility”) which was scheduled to mature on July 25, 2011, and entered into the $750 million credit facility scheduled to mature on September 13, 2014. In connection with the early termination of its Prior Credit Facility, the Company recognized a loss of $0.6 million during the prior year quarter associated with deferred financing costs. Additionally, during the prior year quarter, the Company repurchased $5 million of its original $400 million 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $0.6 million. The losses reflected the redemption premiums and write-off of unamortized debt issuance costs.

Financing

On July 19, 2011, the Company entered into the $750 million Amended and Restated Credit Facility to amend and restate the credit facility dated September 13, 2010. The amendments included the extension of the maturity date from September 13, 2014 to July 19, 2016 and a reduction in the applicable rates.

Income Tax Expense

The effective income tax rate was 37.3% of pre-tax earnings in the current quarter compared to 38.0% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2012 to be between 37.5% and 38.5% of pre-tax earnings.

Net Earnings

Net earnings per diluted share rose 29% to $1.01 in the current quarter compared to $0.78 in the prior year quarter. Net earnings were $77.7 million compared to $66.6 million in the prior year quarter. Net earnings per diluted share in the current and prior year quarters included special charges aggregating to $0.02 and $0.05 per diluted share, respectively. Special charges in each period consisted of the following:

	Three Months Ended September 30,
Effect on Diluted EPS	2011	2010
Restructuring and other special charges	$0.02	$—
Costs related to unsolicited takeover attempt	—	0.03
Losses on the extinguishment of debt	—	0.01
Multi-employer pension plan withdrawal charges	—	0.01

Special charges	$0.02	$0.05

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2010

STATEMENT OF EARNINGS COMMENTARY

Net Sales

Net sales increased 11% to $2.35 billion for the six months ended September 30, 2011 (“current period”) compared to the six months ended September 30, 2010 (“prior year period”), driven by same-store sales growth of 9% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 14%. Same-store sales were driven by increased volumes of 5% and price of 4%. The increase in sales volumes reflects strength in the Company’s manufacturing, petrochemical and energy customer segments. Higher pricing reflects two broad-based price increases on gas, rent and hardgoods effective June 1, 2010 and March 1, 2011. For the current period, sales of strategic products increased 8% on a same-store sales basis as compared to the prior year period.

Net Sales	Six Months Ended September 30,
(In thousands)	2011	2010	Increase
Distribution	$2,082,916	$1,876,125	$206,791	11%
All Other Operations	288,100	253,833	34,267	13%
Intercompany eliminations	(19,633)	(15,639)	(3,994)

	$2,351,383	$2,114,319	$237,064	11%

Distribution business segment sales increased 11% compared to the prior year period with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 3% and pricing up 4%. Hardgoods same-store sales increased 14% with volumes up 10% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers, while the increase in pricing was primarily driven by the June 1, 2010 and March 1, 2011 price increases.

Sales of strategic gas products sold through the Distribution business segment in the current period increased 6% from the prior year period. Among strategic gas products, bulk gas sales were up 6% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and a modest increase in hospital and surgery center activity. Sales of specialty gases were up 5% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.

Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 14% in the current period, consistent with the hardgoods same-store sales increase for the Distribution business segment of 14% and reflecting broad-based improvement in the core safety business, particularly in large industrial production, contractor and resale customers, and new strategic customers. The Company’s Radnor® private-label line was up 15% for the current period, driven by the overall increase in hardgoods volumes.

Sales of core industrial gases increased 8% for the current period as compared to the prior year period, reflecting accelerating growth in the Company’s core business, especially in manufacturing. Revenues from the Company’s rental welder business experienced a 16% increase in same-store sales during the current period as compared to the prior year period, primarily as a result of strength in demand related to general outage work.

The All Other Operations business segment sales increased 13% in total and 7% on a same-store basis compared to the prior year period, with incremental sales of 6% contributed by current and prior year acquisitions. The same-store sales increase was driven by a significant increase in ammonia sales on both a volume and price basis, which was partially offset by lower volumes and pricing in refrigerant gases as a result of strong prior year period performance.

Gross Profits (Excluding Depreciation)

Consolidated gross profits (excluding depreciation) increased 9% compared to the prior year period, principally due to the same-store sales increase for the current period. The consolidated gross profit margin (excluding depreciation) in the current period declined 110 basis points to 53.9% compared to 55.0% in the prior year period. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the continued shift in sales mix towards hardgoods, a mix shift within hardgoods towards lower-margin welding and automation equipment, a sales mix shift towards large customers and higher costs from recent vendor price increases.

Gross Profits (ex. Depr.)	Six Months Ended September 30,
(In thousands)	2011	2010	Increase
Distribution	$1,136,856	$1,041,763	$95,093	9%
All Other Operations	131,166	121,282	9,884	8%

	$1,268,022	$1,163,045	$104,977	9%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 54.6% versus 55.5% in the prior year period, a decrease of 90 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and large customers, and towards lower-margin welding and automation equipment within hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent decreased 130 basis points to 58.4% in the current period as compared to 59.7% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 230 basis points to 45.5% in the current period from 47.8% in the prior year period. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the ammonia business as pricing lagged rising costs and, to a lesser extent, margin compression in the refrigerants business as margins normalized after last year’s market anomalies.

Operating Expenses

Selling, Distribution and Administrative Expenses

Consolidated SD&A expenses increased $60 million, or 8%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were $48 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $11 million of incremental operating costs associated with acquired businesses and $5 million of incremental costs associated with the SAP implementation, partially offset by a $4 million reduction in MEPP withdrawal charges in the current period. As a percentage of net sales, SD&A expenses decreased 120 basis points to 36.0% compared to 37.2% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

SD&A Expenses	Six Months Ended September 30,
(In thousands)	2011	2010	Increase
Distribution	$751,369	$706,799	$44,570	6%
All Other Operations	80,256	66,417	13,839	21%
Other	15,258	13,947	1,311

	$846,883	$787,163	$59,720	8%

SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 21%, respectively, in the current period. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $6 million for the Distribution business segment and $5 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 160 basis points to 36.1% compared to 37.7% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 170 basis points to 27.9% compared to 26.2% in the prior year period primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.

SD&A Expenses – Other

Enterprise Information System

SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP costs for the current period were $14 million as compared to $9 million in the prior year period. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.

Multi-employer Pension Plan Withdrawals

During the three months ended June 30, 2011, the Company negotiated the withdrawal from MEPPs under two CBAs and received a final assessment from an exited MEPP that was lower than previously estimated, resulting in a net charge related to its withdrawal obligations of $0.9 million. There were no MEPP withdrawal charges for the current quarter. During the prior year period, the Company negotiated the withdrawal from MEPPs under two CBAs and received revised estimated withdrawal liabilities from two plan administrators which resulted in additional charges of $4.6 million. These charges were reflected in SD&A expenses and were not allocated to the Company’s business segments.

Restructuring

As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced workforce reduction of regional company support functions and was reflected in the “Restructuring and other special charges” line item in the Company’s Consolidated Statements of Earnings. The restructuring charge was not allocated to the Company’s business segments. The Company expects to pay severance benefits to affected employees through fiscal 2013.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the six months ended September 30, 2011:

(In thousands)	Severance Costs
Balance at March 31, 2011	$—
Restructuring charge	13,330
Cash payments	—

Balance at September 30, 2011	$13,330

Asset Impairment

In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the current period. The asset impairment charge was reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and was not allocated to the Company’s business segments.

Unsolicited Takeover Attempt

On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $61.1 million of legal and professional fees and other costs. During the three months ended June 30, 2011, the Company recognized a $6.7 million benefit from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. During the prior year period, the Company incurred $8.5 million of unsolicited takeover attempt costs. The net costs related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.

Depreciation and Amortization

Depreciation expense increased $10 million, or 9%, to $121 million in the current period as compared to the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $4 million of incremental depreciation expense related to the SAP enterprise information system and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $12 million in the current period was consistent with that of the prior year period.

Operating Income

Consolidated operating income of $279 million increased 14% in the current period driven by strong operating leverage on sales growth which more than offset the $9 million of incremental SD&A and depreciation expense related to the SAP implementation. The consolidated operating income margin increased 30 basis points to 11.9% from 11.6% in the prior year period despite incremental SAP costs that had a 30 basis-point impact on consolidated operating income margin.

Operating Income	Six Months Ended September 30,		Increase /
(In thousands)	2011	2010	(Decrease)
Distribution	$264,252	$221,955	$42,297	19%
All Other Operations	39,092	44,982	(5,890)	-13%
Other	(24,388)	(22,421)	(1,967)

	$278,956	$244,516	$34,440	14%

Operating income in the Distribution business segment increased 19% in the current period. The Distribution business segment’s operating income margin increased 90 basis points to 12.7% compared to 11.8% in the prior year period. The operating income margin increase was driven by strong operating leverage on organic sales growth in the current period, which more than offset higher variable costs associated with sales growth.

Operating income in the All Other Operations business segment decreased 13% compared to the prior year period. The All Other Operations business segment’s operating income margin of 13.6% was 410 basis points lower than the operating income margin of 17.7% in the prior year period. The decrease in operating income margin was primarily driven by the impact of gross margin compression in the ammonia and refrigerants businesses.

Interest Expense, Net and Losses on the Extinguishment of Debt

Interest expense, net, was $34 million in the current period, representing an increase of $7 million, or 25%, compared to the prior year period. The overall increase in interest expense, net, resulted primarily from higher average debt balances in the current period as compared to the prior year period, reflecting the impact of the two recently completed stock repurchase programs and, to a lesser extent, the acquisitions of ABCO and Pain.

As a result of the early termination of the Prior Credit Facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the prior year period. Additionally, the Company repurchased $30 million of its 2018 Notes during the prior year period. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million during the prior year period. The losses reflected the redemption premiums as well as the write-off of the associated unamortized debt issuance costs.

Financing

On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s May 2011 stock repurchase program. Additionally, on July 19, 2011, the Company entered into a $750 million Amended and Restated Credit Facility to amend and restate its previous credit facility dated September 13, 2010.

Income Tax Expense

The effective income tax rate was 37.7% of pre-tax earnings in the current period compared to 38.4% in the prior year period. The Company expects the effective income tax rate for fiscal 2012 to be between 37.5% and 38.5% of pre-tax earnings.

Net Earnings

Net earnings per diluted share rose 26% to $1.94 in the current period compared to $1.54 in the prior year period. Net earnings were $152.5 million compared to $131.4 million in the prior year period. Net earnings per diluted share in the current and prior year periods included net special charges aggregating to $0.08 and $0.12 per diluted share, respectively. Net special charges in each period consisted of the following:

	Six Months Ended September 30,
Effect on Diluted EPS	2011	2010
Restructuring and other special charges	$0.12	$—
Costs (benefit) related to unsolicited takeover attempt	(0.05)	0.06
Losses on the extinguishment of debt	—	0.03
Multi-employer pension plan withdrawal charges	0.01	0.03

Special charges, net	$0.08	$0.12

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $201 million for the six months ended September 30, 2011, compared to a $17 million use of cash during the prior year period. The use of cash in the prior year period was driven by the new accounting treatment for the Company’s securitization agreement. On April 1, 2010, the Company adopted new accounting guidance that affected the presentation of its trade receivables securitization program, through which the Company participates with three commercial banks and sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). As a result of implementing the new guidance, funding under the agreement of $295 million on April 1, 2010 was reflected in the Company’s Consolidated Statement of Cash Flows as a use of cash from the securitization of trade receivables under net cash used in operating activities and as a source of cash under net cash provided by financing activities.

Working capital used cash of $126 million in the current period versus $12 million during the prior year period. The use of cash from working capital was driven by increases in working capital to support sales growth and the payout of fiscal 2011 accrued annual incentive compensation, as well as a decrease in accrued professional fees related to the Air Products’ unsolicited takeover attempt in the prior year. Net earnings adjusted for non-cash and non-operating items provided cash of $326 million versus $294 million in the prior year. Free cash flow* for the current period was $106 million, compared to $188 million in the prior year period, driven by adjusted cash from operations* of $257 million. The decrease in free cash flow from the prior year reflects an increase in capital expenditures and working capital to support sales growth, as well as an increase in the payout of accrued annual incentive compensation.

Net cash used in investing activities increased by $134 million during the current period, as compared to the prior year period. The increase in cash used for investing activities was primarily driven by the Company’s acquisition of ABCO and Pain and larger capital expenditures. During the six months ended September 30, 2011, the Company paid $94 million to acquire five businesses and settle holdback liabilities. The largest of the acquired businesses were ABCO and Pain, with historical annual sales of $35 million and $33 million, respectively. Capital expenditures also increased by $49 million to $167 million in the six months ended September 30, 2011 as compared to the prior year period primarily due to investments in revenue generating equipment, such as cylinders and bulk tanks, and the construction of an air separation unit in Clarksville, TN. Capital expenditures in both periods also reflect the development and implementation of the Company’s highly customized SAP system.

Financing activities provided cash of $31 million in the six months ended September 30, 2011 and $141 million in the six months ended September 30, 2010. The change in accounting principle for the Securitization Agreement noted above was reflected in proceeds from borrowings in the prior year, but had no impact on the Company’s net cash position. Net cash borrowings of $359 million in the current period were driven by the issuance of the $250 million 2016 Notes and additional revolver borrowings used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. During fiscal 2012, the Company authorized and completed a share repurchase program, purchasing 4.5 million shares of treasury stock for $300 million.

Dividends

The Company paid its stockholders $46 million or $0.32 per share in the current quarter and $0.29 per share in the first quarter of fiscal 2012, compared to $0.22 per share and $0.25 per share in the first and second quarters, respectively, in the prior year period. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

*	See Non-GAAP reconciliations.

Financial Instruments

Senior Credit Facility

On July 19, 2011, the Company entered into the Credit Facility to amend and restate the prior credit facility dated September 13, 2010. The Credit Facility consists of a $650 million U.S. dollar revolving credit line and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.

As of September 30, 2011, the Company had $482 million of borrowings under the Credit Facility, including $440 million under the U.S. dollar revolver and $42 million under the multi-currency revolver. The Company also had outstanding letters of credit of $41 million issued under the Credit Facility. The U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2011, the average effective interest rates on the U.S. dollar revolver and the multi-currency revolver were 1.38% and 2.13%, respectively.

At September 30, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events.

At September 30, 2011, the Company also maintained a committed revolving line of credit of up to €5.0 million (U.S. $6.7 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2011, French revolving credit borrowings were €3.8 million (U.S. $5.2 million). As of September 30, 2011, the variable interest rates on the French revolving credit borrowings were based on the Euro currency rate plus 212.5 basis points and the effective interest rate was 3.43%.

On October 11, 2011, the Company amended this committed revolving line of credit to increase the amount available to €8.0 million (U.S. $10.7 million), reduce the spread on borrowings to 125 basis points and extend the maturity to December 31, 2012.

Total Borrowing Capacity

As of September 30, 2011, $227 million remained unused under the Company’s Credit Facility. The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2011, the Company’s leverage ratio was 2.7.

The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.

Commercial Paper

In October 2011, the Company commenced a $750 million commercial paper program supported by its Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company will use proceeds from the commercial paper program to pay down amounts outstanding under its Credit Facility and for general corporate purposes.

Money Market Loans

The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2011, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2011, there were no advances outstanding under the agreement.

The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At September 30, 2011, there were no advances outstanding under the agreement.

Senior Notes

On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016. The 2016 Notes were issued at a discount with a yield of 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2011.

At September 30, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.

At September 30, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.

At September 30, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.

The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.

Senior Subordinated Notes

At September 30, 2011, the Company had $215 million outstanding of the 2018 Notes with a stated interest rate of 7.125%. Interest on the 2018 Notes is payable semi-annually on October 1 and April 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

Other Long-term Debt

The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2011, other long-term debt totaled $8.4 million with an average interest rate of approximately 6% and an average maturity of approximately one year.

Trade Receivables Securitization

The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 80 basis points. At September 30, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in March 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.

Debt Extinguishment Charges

During the six months ended September 30, 2010, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the six months ended September 30, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.

Also during the six months ended September 30, 2010, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility, on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the six months ended September 30, 2010 related to the write-off of unamortized debt issuance costs.

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

At September 30, 2011, the Company was not party to any fixed interest rate swap agreements.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the six months ended September 30, 2011, $259 thousand of the loss on the treasury rate lock was reclassified to interest expense. At September 30, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $326 thousand, net of tax.

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At September 30, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.44% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2011, the fair value of the variable interest rate swaps increased by $3.2 million to an asset of $8.3 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $3.2 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the six months ended September 30, 2011 and 2010.

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

Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.7 million.

Non-GAAP Reconciliations

Adjusted Cash from Operations and Free Cash Flow

	Six Months Ended September 30,
(Amounts in thousands)	2011	2010
Net cash provided by (used in) operating activities	$201,252	$(16,557)
Adjustments to net cash provided by (used in ) operating activities:
Cash used by the securitization of trade receivables	—	295,000
Stock issued for the Employee Stock Purchase Plan	7,381	7,374
Tax benefit realized from the exercise of stock options	4,722	4,286
Cash expenditures related to unsolicited takeover attempt	35,084	9,206
Cash expenditures related to MEPP withdrawals	8,752	—

Adjusted cash from operations	257,191	299,309

Capital expenditures	(166,812)	(117,337)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	8,387	6,448
Operating lease buyouts	6,873	—

Adjusted capital expenditures	(151,552)	(110,889)

Free cash flow	$105,639	$188,420

The Company believes that free cash flow and adjusted cash from operations provide investors meaningful insight into the Company’s ability to generate cash from operations without the impact of cash used related to Air Products’ unsolicited takeover attempt and MEPP withdrawals, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. Non-GAAP numbers should be read in conjunction with GAAP financial measures, as non-GAAP metrics are merely a supplement to, and not a replacement for, GAAP financial measures. It should be noted as well that our free cash flow and adjusted cash from operations metrics may be different from free cash flow and adjusted cash from operations metrics provided by other companies.

OTHER

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations

The following table presents the Company’s contractual obligations as of September 30, 2011:

(In thousands)			Payments Due by Period		More than 5 Years (a)
Contractual Obligations	Total	Remainder of fiscal 2012 (a)	1 to 3 Years (a)	3 to 5 Years (a)
Long-term debt (1)	$2,205,709	$7,506	$600,248	$650,650	$947,305
Estimated interest payments on long-term debt (2)	284,338	34,154	128,262	80,276	41,646
Estimated receipts on interest rate swap agreements (3)	(8,288)	—	(8,288)	—	—
Non-compete agreements (4)	18,070	2,656	8,625	5,693	1,096
Letters of credit (5)	40,931	40,308	623	—	—
Operating leases (6)	252,568	42,391	115,384	53,638	41,155
Airgas, Inc. Severance Pay Plan (7)	13,330	1,880	11,450	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	701,156	66,729	258,279	221,476	154,672
Liquid carbon dioxide supply agreements (9)	176,247	11,844	39,202	27,344	97,857
Ammonia supply agreements (10)	2,439	1,295	1,144	—	—
Other purchase commitments (11)	725	725	—	—	—
Construction commitments (12)	19,080	15,621	3,459	—	—

Total Contractual Obligations	$3,706,305	$225,109	$1,158,388	$1,039,077	$1,283,731

(a)

The “Remainder of fiscal 2012” column relates to obligations due in fiscal 2012. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and 2016. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2017 and beyond.

(1)

Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of September 30, 2011. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)

The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of September 30, 2011. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)

Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of September 30, 2011. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)

The Company’s operating leases at September 30, 2011 include approximately $183 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $26 million related to its leased vehicles.

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

(8)

In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gas from Air Products under a long-term supply agreement. Based on the volume of fiscal 2012 purchases, the Air Products supply agreements represent approximately $58 million annually in bulk gas purchases.

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

Forward-looking Statements

This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s estimate of $3.2 million in withdrawal liabilities to be incurred related to its withdrawal from the MEPP negotiated in November 2011; the benefits to be derived from the SAP implementation, including the Company’s estimate of an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the Company’s expectation that by December 2013, it will have achieved a minimum of $75 million in annual run-rate operating income benefits, with a likelihood that these benefits will ultimately reach or exceed $125 million; the Company’s estimate of total SAP implementation costs of $36 million to be incurred in fiscal 2012; the Company’s expectations as to the schedule for the SAP implementation and estimates of the total SAP project expenditures of approximately $186 million; the Company’s estimate of total depreciation expense related to the SAP system to be approximately $9 million in fiscal 2012; the Company’s expectation of earnings of $0.92 to $0.95 per diluted share for the third quarter ending December 31, 2011 and earnings per diluted share of $3.82 to $3.92 for the full fiscal year 2012, both of which include the Company’s estimates of restructuring and other special charges, SAP implementation costs and SAP-related depreciation expense, the first quarter MEPP withdrawal charge and the first quarter benefit related to the unsolicited takeover attempt, but exclude any additional MEPP withdrawal charges; the Company’s expectations of the benefits to be achieved in connection with the realignment into four new divisions and estimates of the total restructuring charges and related costs of approximately $21 million; the Company’s expectation as to the long-term growth profiles of its strategic products; the continued supply of feedstock from a supplier that intends to cease operations of its hydrogen plant in calendar year 2013; the Company’s plans to increase prices; the Company’s expectation that its overall effective income tax rate for fiscal 2012 will range from 37.5% to 38.5% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from Accumulated Other Comprehensive Income into earnings within the next twelve months; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.7 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than that forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the

Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2012 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the realignment of its divisional structure; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the Company’s expectation that all regional companies will be converted to SAP by the end of the summer of calendar year 2012; the inability to retain employees to be affected by the reorganization prior to its completion; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; increased liabilities arising from MEPP withdrawals; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; customer acceptance of the increased prices; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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

The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at September 30, 2011. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$2.4	$4.2	$1.1	$0.5	$0.2	$—	$8.4	$8.6
Interest expense	0.2	0.2	0.1	—	—	—	0.5
Average interest rate	6.37%	5.39%	4.89%	4.56%	3.89%	—
Senior notes due 10/1/2013	$—	$—	$300.0	$—	$—	$—	$300.0	$314.9
Interest expense	4.3	8.6	4.2	—	—	—	17.1
Interest rate	2.85%	2.85%	2.85%	—	—	—
Senior notes due 9/15/2014	$—	$—	$—	$400.0	$—	$—	$400.0	$426.2
Interest expense	9.0	18.0	18.0	8.3	—	—	53.3
Interest rate	4.50%	4.50%	4.50%	4.50%	—	—
Senior notes due 10/1/2015	$—	$—	$—	$—	$250.0	$—	$250.0	$259.5
Interest expense	4.1	8.1	8.1	8.1	4.1	—	32.5
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	—
Senior notes due 6/15/2016	$—	$—	$—	$—	$—	$250.0	$250.0	$253.5
Interest expense	3.7	7.4	7.4	7.4	7.4	1.4	34.7
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$231.9
Interest expense	7.7	15.4	15.4	15.4	15.4	38.2	107.5
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit borrowings - U.S.	$—	$—	$—	$—	$—	$439.7	$439.7	$439.7
Interest expense	3.1	6.2	6.2	6.2	6.2	1.7	29.6
Interest rate (a)	1.38%	1.38%	1.38%	1.38%	1.38%	1.38%
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$—	$42.1	$42.1	$42.1
Interest expense	0.5	0.9	0.9	0.9	0.9	0.3	$4.4
Interest rate (a)	2.13%	2.13%	2.13%	2.13%	2.13%	2.13%
Revolving credit borrowings - France	$5.2	$—	$—	$—	$—	$—	$5.2	$5.2
Interest expense	0.05	—	—	—	—	—	$0.05
Interest rate (a)	3.43%	—	—	—	—	—
Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.0
Interest expense	1.5	3.2	—	—	—	—	$4.7
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$—	$300.0	$—	$—	$—	$300.0	$(8.3)
Swap (receipts)	—	—	(8.3)	—	—	—	(8.3)
Variable forward pay rate = 1.44%
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

The interest rate used in the computation of estimated future interest expense in the table above reflects the interest rate on the French revolving credit borrowings in effect at September 30, 2011. The above table also presents the French revolving credit borrowings at their maturity date as of September 30, 2011. The French revolving credit facility was subsequently amended on October 11, 2011. Amendments to the agreement include the extension of the maturity date from December 31, 2011 to December 31, 2012, an increase to the amount available under the facility from €5.0 million to €8.0 million and a reduction in the applicable spread. The spread applicable at September 30, 2011 was reduced from 2.125% to 1.250% per annum over the Euro currency rate.

Limitations of the Tabular Presentation

As the table incorporates only those interest rate risk exposures that exist as of September 30, 2011, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 8, 2011	AIRGAS, INC.

(Registrant)

	BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.