Form 10-Q
period 2011-12-31
AIRGAS INC
filed 2012-02-08
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011
Commission file number: 1-9344
________________________________________
AIRGAS, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	56-0732648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283
(Address of principal executive offices)	(ZIP code)

(610) 687-5253
(Registrant’s telephone number, including area code)
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Shares of common stock outstanding at February 6, 2012: 76,364,174 shares

AIRGAS, INC.
FORM 10-Q
December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
(In thousands, except per share amounts)
Net Sales	$1,153,751	$1,034,464	$3,505,134	$3,148,783
Costs and Expenses:
Cost of products sold (excluding depreciation)	520,816	458,217	1,604,177	1,409,491
Selling, distribution and administrative expenses	433,050	387,962	1,279,933	1,175,125
Restructuring and other special charges (Notes 17 and 18)	2,431	—	18,261	—
Costs (benefits) related to unsolicited takeover attempt (Note 19)	(1,170)	17,558	(7,870)	26,032
Depreciation	61,575	56,131	182,224	166,610
Amortization	6,437	6,230	18,841	18,643
Total costs and expenses	1,023,139	926,098	3,095,566	2,795,901
Operating Income	130,612	108,366	409,568	352,882
Interest expense, net	(15,741)	(18,471)	(49,815)	(45,815)
Losses on the extinguishment of debt	—	—	—	(4,162)
Other income, net	1,375	1,036	1,524	1,278
Earnings before income taxes	116,246	90,931	361,277	304,183
Income taxes	(43,941)	(35,100)	(136,428)	(116,988)
Net Earnings	$72,305	$55,831	$224,849	$187,195
Net Earnings Per Common Share:
Basic earnings per share	$0.95	$0.66	$2.93	$2.24
Diluted earnings per share	$0.93	$0.65	$2.87	$2.19
Weighted Average Shares Outstanding:
Basic	75,940	84,057	76,632	83,739
Diluted	77,705	85,850	78,340	85,549

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	December 31, 2011		March 31, 2011
ASSETS
Current Assets
Cash	$45,790		$57,218
Trade receivables, less allowances for doubtful accounts of $30,624 and $23,655 at December 31, 2011 and March 31, 2011, respectively	595,518		550,262
Inventories, net	393,363		362,502
Deferred income tax asset, net	53,954		50,132
Prepaid expenses and other current assets	114,026		100,531
Total current assets	1,202,651		1,120,645
Plant and equipment at cost	4,198,908		3,949,974
Less accumulated depreciation	(1,636,206)		(1,494,216)
Plant and equipment, net	2,562,702		2,455,758
Goodwill	1,141,160		1,117,336
Other intangible assets, net	199,578		197,168
Other non-current assets	52,549		44,974

Total assets	$5,158,640		$4,935,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$152,211		$163,091
Accrued expenses and other current liabilities	338,779		391,544
Short-term debt	406,861	—	—
Current portion of long-term debt	10,743		9,868
Total current liabilities	908,594		564,503
Long-term debt, excluding current portion	1,760,065		1,842,994
Deferred income tax liability, net	763,263		722,954
Other non-current liabilities	77,578		70,548
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2011 and March 31, 2011	—		—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,801 and 86,591 shares issued at December 31, 2011 and March 31, 2011, respectively	868		866
Capital in excess of par value	634,801		607,593
Retained earnings	1,641,745		1,498,728
Accumulated other comprehensive income	2,801		7,580
Treasury stock, 10,611 and 6,995 shares at cost at December 31, 2011 and March 31, 2011, respectively	(631,075)		(379,885)
Total stockholders’ equity	1,649,140		1,734,882

Total liabilities and stockholders’ equity	$5,158,640		$4,935,881

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$224,849	$187,195
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	182,224	166,610
Amortization	18,841	18,643
Impairment	2,500	—
Deferred income taxes	37,750	45,198
(Gain) loss on sales of plant and equipment	(65)	890
Stock-based compensation expense	21,352	19,535
Losses on the extinguishment of debt	—	4,162
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	(295,000)
Trade receivables, net	(37,360)	(13,974)
Inventories, net	(27,059)	(24,978)
Prepaid expenses and other current assets	(10,908)	(4,238)
Accounts payable, trade	(9,801)	(39,161)
Accrued expenses and other current liabilities	(62,329)	28,289
Other non-current assets	2,059	1,385
Other non-current liabilities	(1,002)	(6,131)
Net cash provided by operating activities	341,051	88,425
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(263,398)	(180,522)
Proceeds from sales of plant and equipment	12,199	10,629
Business acquisitions and holdback settlements	(96,970)	(20,695)
Other, net	(1,473)	(1,072)
Net cash used in investing activities	(349,642)	(191,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	406,701	—
Proceeds from borrowings of long-term debt	1,065,560	882,341
Repayment of long-term debt	(1,147,735)	(774,729)
Financing costs	(4,567)	(8,439)
Premium paid on redemption of senior subordinated notes	—	(3,175)
Purchase of treasury stock	(300,000)	—
Proceeds from the exercise of stock options	22,890	17,999
Stock issued for the Employee Stock Purchase Plan	11,361	11,015
Tax benefit realized from the exercise of stock options	10,914	6,373
Dividends paid to stockholders	(70,819)	(60,340)
Change in cash overdraft	2,858	20,204
Net cash (used in) provided by financing activities	(2,837)	91,249
Change in cash	$(11,428)	$(11,986)
Cash – Beginning of period	57,218	47,001
Cash – End of period	$45,790	$35,015

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
The adoption of ASU 2009-13 did not have an effect on the Company’s accounting for its multiple-deliverable revenue arrangements and did not impact the Company’s consolidated financial statements in the periods since the initial adoption.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies the test for goodwill impairment. Under ASU 2011-08, entities are first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the currently prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The new guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective October 1, 2011, and performed its annual goodwill impairment test under the new guidance – see Note 5 for results.
(b) Accounting pronouncements not yet adopted
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends existing GAAP with respect to fair value measurements. The majority of the key provisions of ASU 2011-04 represent clarifications to existing fair value measurement guidance, including changes in the valuation premise and the application of premiums and discounts. However, new disclosures are required under ASU 2011-04, including more robust disclosures related to Level 3 fair value measurements, a broader scope related to the disclosure of transfers between Level 1 and Level 2 fair value measurements, and new disclosures around the fair value hierarchy related to assets and liabilities disclosed at fair value but not measured as such on the balance sheet. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted ASU 2011-04 on January 1, 2012, and the Company will modify its fair value measurement disclosures as applicable in light of the new requirements.
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
Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred certain provisions of ASU 2011-05. Under ASU 2011-12, the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred pending further deliberation by the FASB. The new guidance within ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted and full retrospective application required. The Company is currently evaluating the two alternative presentations of other comprehensive income; however, adoption of the new guidance will not impact the Company’s consolidated financial results.
In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires more robust disclosures surrounding entities’ participation in multiemployer pension plans (“MEPPs”). The Company historically participated in several MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”), but successfully negotiated the withdrawal from the last MEPP in which it participated in November 2011. The new guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all prior periods presented in the financial statements. The Company will adopt ASU 2011-09 for its fiscal year ending March 31, 2012 and will modify its MEPP disclosures as appropriate.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(3) ACQUISITIONS
Acquisitions have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the nine months ended December 31, 2011, the Company purchased six businesses. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. For the nine months ended December 31, 2011, a total of $97 million in cash was paid for the six businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred during the nine months ended December 31, 2011 were approximately $1.7 million. The businesses acquired during the nine months ended December 31, 2011 had aggregate historical annual sales of approximately $73 million. These acquisitions contributed approximately $43 million in net sales for the nine months ended December 31, 2011. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution.
Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on third-party appraisals and management estimates. Fiscal 2012 purchase price allocations are substantially complete, except for cylinders and intangibles related to the ABCO acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2012 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant and appraisals for prior year acquisitions are complete. The final determination of the fair values of assets acquired and liabilities assumed may result in further adjustments to the values presented below.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$10,193	$4,942	$15,135
Plant and equipment	29,139	17,983	47,122
Goodwill	17,734	10,092	27,826
Other intangible assets	15,936	5,130	21,066
Current liabilities	(8,683)	(1,026)	(9,709)
Non-current liabilities	(1,183)	(3,287)	(4,470)
Total cash consideration	$63,136	$33,834	$96,970

The fair value of trade receivables acquired in the fiscal 2012 acquisitions was $7.9 million, with gross contractual amounts receivable of $8.6 million. Goodwill associated with fiscal 2012 acquisitions was $27.8 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $17.4 million and $3.5 million, respectively. See Note 5 for further information on goodwill and intangible assets.
In connection with acquisitions completed prior to the April 1, 2009 adoption of the revised guidance on business combinations, the Company is a party to contingent consideration agreements that provide for additional purchase price to be paid to the sellers if the future earnings of the acquired businesses exceed predetermined amounts. Amounts payable under these contingent payment agreements continue through fiscal 2019 and are limited to $7.5 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for the nine-month periods ended December 31, 2011 and 2010, as if fiscal 2012 acquisitions had occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2010 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2011	2010
Net sales	$3,515,803	$3,194,155
Net earnings	225,014	186,797
Diluted earnings per share	$2.87	$2.18

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	December 31, 2011	March 31, 2011
Hardgoods	$292,644	$246,607
Gases	100,719	115,895
	$393,363	$362,502

Hardgoods inventories determined using the last-in, first-out (“LIFO”) inventory method totaled $36 million at December 31, 2011 and $32 million at March 31, 2011. The balance of the hardgoods inventories is valued using the first-in, first-out (“FIFO”) and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventory would have been $12.0 million higher at December 31, 2011 and $11.1 million higher at March 31, 2011. Substantially all of the inventories are finished goods.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the nine months ended December 31, 2011 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2011	$930,718	$186,618	$1,117,336
Acquisitions (a)	17,734	10,092	27,826
Other adjustments, including foreign currency translation	(3,935)	(67)	(4,002)
Balance at December 31, 2011	$944,517	$196,643	$1,141,160
____________________

(a)	Includes current acquisitions and adjustments made to prior year acquisitions.

Other intangible assets amounted to approximately $200 million and $197 million, net of accumulated amortization of $90 million and $75 million at December 31, 2011 and March 31, 2011, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2012 - $5.9 million; 2013 - $23.6 million; 2014 - $21.2 million; 2015 - $19.6 million; 2016 - $18.2 million; and $111.1 million thereafter.
Test for Goodwill Impairment
The Company is required to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company elected to perform its annual assessment of the carrying value of goodwill as of October 31 of each year. The annual assessment of the carrying value of goodwill at October 31, 2011 indicated that the Company's goodwill was not impaired.
As of October 31, 2011, the Company had 18 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. In performing the annual goodwill impairment test, the Company bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for all of its reporting units. The Company determined the estimated fair value of each of its reporting units as of October 31, 2011 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on specific reporting unit business plans, future capital expenditures, working capital needs, discount rates and perpetual growth rates. The discount rates used to estimate the fair value of the individual reporting units exceeded the Company's weighted average cost of capital as a whole, as the discount rate used to estimate each reporting unit's fair value assigns a higher risk premium to smaller entities. At October 31, 2011, the discount rates used in the model were 10.0% for the Distribution business segment reporting units and slightly higher rates for the smaller reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry's long-term rate of growth. In addition to Company specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of each of the Company's reporting units.
The Company's annual assessment of the carrying value of goodwill indicated that the fair values of most reporting units exceeded their respective carrying values by a substantial amount. Furthermore, a hypothetical 10.0% reduction in the fair value of each reporting unit would not indicate that goodwill associated with any reporting unit was potentially impaired. For one reporting unit in the All Other Operations business segment, the excess of the estimated fair value over its carrying value declined from the prior year's goodwill impairment assessment. The Company will continue to monitor this business and consider interim analyses of goodwill as appropriate; however, the amount of goodwill associated with this reporting unit is not material to the Company's consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2011	March 31, 2011
Accrued payroll and employee benefits	$92,998	$121,691
Business insurance reserves (a)	49,221	45,438
Taxes other than income taxes	19,129	21,218
Cash overdraft	67,459	64,601
Deferred rental revenue	27,935	26,401
Accrued costs related to unsolicited takeover attempt (Note 19)	998	43,452
Other accrued expenses and current liabilities	81,039	68,743
	$338,779	$391,544
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $12.2 million at both December 31, 2011 and March 31, 2011, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	December 31, 2011	March 31, 2011
Short-term
Commercial paper	$406,861	$—

Long-term
Revolving credit borrowings - U.S.	$—	$331,000
Revolving credit borrowings - Multi-currency	41,344	43,103
Revolving credit borrowings - France	6,155	4,106
Trade receivables securitization	295,000	295,000
Senior notes, net	1,205,694	954,343
Senior subordinated notes	215,446	215,446
Other long-term debt	7,169	9,864
Total long-term debt	1,770,808	1,852,862
Less current portion of long-term debt	(10,743)	(9,868)
Long-term debt, excluding current portion	$1,760,065	$1,842,994

Total debt	$2,177,669	$1,852,862
Commercial Paper
In October 2011, the Company commenced a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At December 31, 2011, $407 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.55%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
As of December 31, 2011, the Company had $41 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2011. The Company also had outstanding U.S. letters of credit of $45 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2011, the average effective interest rate on the multi-currency revolver was 2.15%.
At December 31, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of December 31, 2011, $257 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.4 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2011, these revolving credit borrowings were €4.8 million (U.S. $6.2 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2011, the effective interest rate on the French revolving credit borrowings was 2.38%. This line of credit matures on December 31, 2012.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on April 1, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2011, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At December 31, 2011, there were no advances outstanding under the agreement.
Senior Notes
On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At December 31, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At December 31, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
Senior Subordinated Notes
At December 31, 2011, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2011, other long-term debt totaled $7.2 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At December 31, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Debt Extinguishment Charges
During the nine months ended December 31, 2010, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the nine months ended December 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.
Also during the nine months ended December 31, 2010, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the nine months ended December 31, 2010 related to the write-off of unamortized debt issuance costs.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at December 31, 2011 are as follows:

(In thousands)	Debt Maturities (a)
December 31, 2012	$10,743
March 31, 2013	724
March 31, 2014	596,100
March 31, 2015	400,472
March 31, 2016	250,178
Thereafter	506,897
$1,765,114
____________________

(a)	Outstanding borrowings under the Securitization Agreement at December 31, 2011 are reflected as maturing at the agreement’s expiration in December 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.0 million at December 31, 2011. The 2013 Notes also include additional carrying value of $6.7 million at December 31, 2011 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At December 31, 2011, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
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
At December 31, 2011 and 2010, the Company was not party to any fixed interest rate swap agreements.
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the nine months ended December 31, 2011, $388 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $518 thousand ($326 thousand after tax).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At December 31, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.49% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2011, the fair value of the variable interest rate swaps increased by $2.0 million to an asset of $7.0 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $1.5 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the nine months ended December 31, 2011 and 2010.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	December 31, 2011		March 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Other non-current assets	$7,037	Other non-current assets	$5,086

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest rate contracts	$388	$1,504
Tax effect	(144)	(396)
Net effect	$244	$1,108

	Amount of Loss Reclassified from AOCI into Pre-tax Income
(In thousands)	Nine Months Ended December 31,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest expense, net	$388	$4,113

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-tax Income
(In thousands)		Nine Months Ended December 31,
Derivatives in Fair Value Hedging Relationships		2011	2010
Change in fair value of variable interest rate swaps	Interest expense, net	$1,951	$7,074
Change in carrying value of 2013 Notes	Interest expense, net	(1,485)	(7,120)
Net effect	Interest expense, net	$466	$(46)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and March 31, 2011 are categorized in the tables below based on the lowest level of significant input to the valuation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	December 31, 2011
Assets:
Deferred compensation plan assets	$10,537	$10,537	$—	$—
Derivative assets - variable interest rate swap agreements	7,037	—	7,037	—
Total assets measured at fair value on a recurring basis	$17,574	$10,537	$7,037	$—

Liabilities:
Deferred compensation plan liabilities	$10,537	$10,537	$—	$—
Contingent consideration liability	2,450	—	—	2,450
Total liabilities measured at fair value on a recurring basis	$12,987	$10,537	$—	$2,450

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2011
Assets:
Deferred compensation plan assets	$9,160	$9,160	$—	$—
Derivative assets - variable interest rate swap agreements	5,086	—	5,086	—
Total assets measured at fair value on a recurring basis	$14,246	$9,160	$5,086	$—

Liabilities:
Deferred compensation plan liabilities	$9,160	$9,160	$—	$—
Total liabilities measured at fair value on a recurring basis	$9,160	$9,160	$—	$—

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
Contingent consideration liability — As part of the consideration for an acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The liability for the contingent consideration

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

arrangement is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets. There was no effect on the Company's earnings as a result of the contingent consideration arrangement for the three months ended December 31, 2011.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the nine months ended December 31, 2011 were as follows (in thousands):

Balance at March 31, 2011	$—
Contingent consideration liability recorded	2,450
Balance at December 31, 2011	$2,450
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. During the nine months ended December 31, 2011, the Company performed an evaluation of the recoverability of the fixed assets related to one of its liquid carbon dioxide plants. This evaluation was based upon the receipt of notice that a supplier's hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company's co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. See Note 18 for additional details.

As a result of the analysis, the Company remeasured the assets of the plant and recognized an impairment charge of $2.5 million which was reflected in the “Restructuring and other special charges” line item of the Company's Consolidated Statement of Earnings. The remeasured plant assets totaled $8.8 million and were included within plant and equipment on the Company's Consolidated Balance Sheets. The Company used an income approach to estimate the fair value of the plant assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the plant assets. The asset group will not be remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount should future conditions warrant an evaluation.
Fair Value of Debt

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	December 31, 2011	December 31, 2011	March 31, 2011	March 31, 2011
Commercial paper	$406,861	$406,861	$—	$—
Revolving credit borrowings	47,499	47,499	378,209	381,235
2013 Notes	306,550	311,798	305,019	308,716
2014 Notes	399,736	423,412	399,664	419,899
2015 Notes	249,717	256,534	249,660	249,430
2016 Notes	249,691	256,987	—	—
2018 Notes	215,446	229,450	215,446	235,105
Trade receivables securitization	295,000	295,000	295,000	295,000
Acquisition and other notes	7,169	7,411	9,864	10,146
Total debt	$2,177,669	$2,234,952	$1,852,862	$1,899,531

(10) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2011	86,591	6,995
Common stock issuance (a)	210	—
Reissuance of treasury stock for stock option exercises	—	(848)
Purchase of treasury stock (d)	—	4,465
Balance at December 31, 2011	86,801	10,611

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2011	$866	$607,593	$1,498,728	$7,580	$(379,885)	$1,734,882
Comprehensive income:
Net earnings			224,849			224,849
Foreign currency translation adjustments				(5,023)		(5,023)
Gain on derivative instruments				388		388
Tax effect of comprehensive income items				(144)		(144)
Total comprehensive income						220,070	(e)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	2	(3,548)	(11,013)		48,810	34,251
Tax benefit from stock option exercises		9,404				9,404
Dividends paid on common stock ($0.93 per share)			(70,819)			(70,819)
Stock-based compensation (c)		21,352				21,352
Purchase of treasury stock (d)					(300,000)	(300,000)
Balance at December 31, 2011	$868	$634,801	$1,641,745	$2,801	$(631,075)	$1,649,140

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

____________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

(d)
As of December 31, 2011, the Company had completed a $300 million share repurchase authorization announced on May 5, 2011, repurchasing 4.5 million shares on the open market at an average price of $67.19.

(e)
The Company’s comprehensive income was $220 million and $189 million for the nine months ended December 31, 2011 and 2010, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain on derivative instruments designated as cash flow hedges and the net tax effect of other comprehensive income items. Net tax effect of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain on derivative instruments reflects reclassification adjustments to income.

The table below presents the gross and net changes in the balances within each component of AOCI for the nine months ended December 31, 2011.

(In thousands)	Foreign Currency Translation Adjustment	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income
Balance at March 31, 2011	$9,047	$(1,467)	$7,580
Foreign currency translation adjustments	(5,023)		(5,023)
Derivative instruments:
Reclassification adjustments to income		388	388
Tax effect of comprehensive income items		(144)	(144)
Net change after tax of comprehensive income items	(5,023)	244	(4,779)
Balance at December 31, 2011	$4,024	$(1,223)	$2,801

(11) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its stock option plans and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2011	2010	2011	2010
Stock-based compensation expense related to:
Stock option plans	$3,311	$3,078	$18,450	$15,998
Employee Stock Purchase Plan - options to purchase stock	971	1,188	2,902	3,537
	4,282	4,266	21,352	19,535
Tax benefit	(1,410)	(1,449)	(7,370)	(6,746)
Stock-based compensation expense, net of tax	$2,872	$2,817	$13,982	$12,789

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2011 and 2010 was $22.78 and $22.74, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Summary of Stock Option Activity
The following table summarizes the stock option activity during the nine months ended December 31, 2011:

	Number of Stock Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	6,886	$41.11
Granted	994	$66.37
Exercised	(849)	$27.04
Forfeited	(34)	$56.79
Outstanding at December 31, 2011	6,997	$46.33
Vested or expected to vest at December 31, 2011	6,976	$46.28
Exercisable at December 31, 2011	4,426	$39.20

A total of 1.9 million shares of common stock were available for issuance under the Amended and Restated 2006 Equity Incentive Plan at December 31, 2011.
As of December 31, 2011, $39.3 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of December 31, 2011, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 1.9 million shares were available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $13.16 and $16.05 for the nine months ended December 31, 2011 and 2010, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2011:

	Number of Purchase Options (In thousands)	Weighted-Average Exercise Price
Outstanding at March 31, 2011	67	$51.03
Granted	291	$53.97
Exercised	(210)	$54.20
Outstanding at December 31, 2011	148	$52.31

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.7 million and 1.5 million shares covered by outstanding stock options that were anti-dilutive for the three months ended December 31, 2011 and 2010, respectively. There were approximately 1.8 million and 1.3 million shares covered by outstanding stock options that were anti-dilutive for the nine months ended December 31, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	75,940	84,057	76,632	83,739
Incremental shares from assumed exercises of stock options and options under the ESPP	1,765	1,793	1,708	1,810
Diluted	77,705	85,850	78,340	85,549

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(14) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and nine months ended December 31, 2011 and 2010. Certain reclassifications were made to the presentation of business segment operating results for the prior year to conform to the current year presentation. These reclassifications were primarily the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the eliminations and other column below. Previously, these costs were allocated to each business segment based on sales dollars. Costs associated with the Company's withdrawal from various MEPPs, which were previously allocated to each business segment based on the respective segment incurring the costs, are also reported under selling, distribution and administrative expenses in the eliminations and other column below. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt (see Note 19), the restructuring charges and other related costs associated with the Company’s divisional realignment (see Note 17), and the impairment charge (see Note 18) were not allocated to the Company’s business segments, and are reflected in the eliminations and other column below.

	Three Months Ended				Three Months Ended
	December 31, 2011				December 31, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$611,005	$119,409	$(8,959)	$721,455	$564,134	$104,277	$(7,808)	$660,603
Hardgoods	430,724	1,578	(6)	432,296	372,570	1,298	(7)	373,861
Total net sales	1,041,729	120,987	(8,965)	1,153,751	936,704	105,575	(7,815)	1,034,464
Cost of products sold (excluding depreciation)	467,999	61,782	(8,965)	520,816	411,057	54,975	(7,815)	458,217
Selling, distribution and administrative expenses	379,894	40,002	13,154	433,050	352,238	33,653	2,071	387,962
Restructuring and other special charges	—	—	2,431	2,431	—	—	—	—
Costs (benefits) related to unsolicited takeover attempt	—	—	(1,170)	(1,170)	—	—	17,558	17,558
Depreciation	56,695	4,880	—	61,575	52,249	3,882	—	56,131
Amortization	5,171	1,266	—	6,437	5,069	1,161	—	6,230
Operating income	$131,970	$13,057	$(14,415)	$130,612	$116,091	$11,904	$(19,629)	$108,366

	Nine Months Ended				Nine Months Ended
	December 31, 2011				December 31, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,827,302	$404,554	$(28,584)	$2,203,272	$1,683,551	$354,969	$(23,436)	$2,015,084
Hardgoods	1,297,343	4,533	(14)	1,301,862	1,129,278	4,439	(18)	1,133,699
Total net sales	3,124,645	409,087	(28,598)	3,505,134	2,812,829	359,408	(23,454)	3,148,783
Cost of products sold (excluding depreciation)	1,414,059	218,716	(28,598)	1,604,177	1,245,419	187,526	(23,454)	1,409,491
Selling, distribution and administrative expenses	1,131,263	120,258	28,412	1,279,933	1,059,037	100,070	16,018	1,175,125
Restructuring and other special charges	—	—	18,261	18,261	—	—	—	—
Costs (benefits) related to unsolicited takeover attempt	—	—	(7,870)	(7,870)	—	—	26,032	26,032
Depreciation	168,026	14,198	—	182,224	155,169	11,441	—	166,610
Amortization	15,075	3,766	—	18,841	15,158	3,485	—	18,643
Operating income	$396,222	$52,149	$(38,803)	$409,568	$338,046	$56,886	$(42,050)	$352,882

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2011	2010
Interest paid	$55,803	$46,348
Income taxes (net of refunds) (a)	77,320	48,907
____________________

(a)	During the nine months ended December 31, 2011 and 2010, the Company applied for and received federal income tax refunds of $10.5 million and $26.0 million, respectively.

(16) BENEFIT PLANS
Historically, the Company participated in several MEPPs providing defined benefits to union employees under the terms of CBAs. Contributions were made to the plans in accordance with negotiated CBAs. The plans generally provide retirement benefits to participants based on their service to contributing employers.
In connection with the renewal of CBAs, the Company has been successful in negotiating its withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation, if any. The amount of the withdrawal liability assessed by a MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPPs.
During the three months ended December 31, 2011, the Company incurred MEPP withdrawal charges of $3.4 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. Total MEPP withdrawal charges for the nine months ended December 31, 2011 were $4.3 million. There were no MEPP charges during the three months ended December 31, 2010 and $4.6 million of MEPP charges were incurred during the nine months ended December 31, 2010. MEPP withdrawal liabilities amounted to $1.6 million at December 31, 2011 and $16.0 million at March 31, 2011. The Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.

(17) RESTRUCTURING AND OTHER SPECIAL CHARGES
The following table presents the components of restructuring and other special charges:

	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2011
Restructuring costs	$748	$14,078
Other related costs	1,683	1,683
Asset impairment charge (Note 18)	—	2,500
Total restructuring and other special charges	$2,431	$18,261
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers ("BSCs"). Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

workforce reduction of regional company support functions. The Company expects to pay severance benefits to affected employees through fiscal 2013. During the three months ended December 31, 2011, the Company recorded an additional $0.7 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation. For the nine months ended December 31, 2011, total restructuring costs of $14.1 million were recorded.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the nine months ended December 31, 2011:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	748	14,078
Cash payments and other adjustments	(4)	(137)	(141)
Balance at December 31, 2011	$13,326	$611	$13,937

Of the $13.9 million in accrued restructuring costs at December 31, 2011, $10.3 million was included in accrued expenses and other current liabilities and $3.6 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheets. The restructuring costs were not allocated to the Company’s business segments (see Note 14).
For the three months ended December 31, 2011, the Company also incurred $1.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment.
For the year ending March 31, 2012 (which is expected to be the most significant expense year related to the restructuring plan), the Company expects to incur total restructuring and other related costs of approximately $21 million, of which $15.8 million was recorded during the nine months ended December 31, 2011, primarily for estimated severance benefits. The remaining costs expected to be recorded during the year ending March 31, 2012 are for transition staffing, legal, relocation and other costs. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, legal, relocation and other costs.
The Company also recorded a special charge of $2.5 million related to a fixed asset impairment during the three months ended September 30, 2011 - see Note 18 for further information.

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(19) UNSOLICITED TAKEOVER ATTEMPT
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the three and nine months ended December 31, 2011, the Company recognized benefits of $1.2 million and $7.9 million, respectively, from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. The Company incurred unsolicited takeover attempt costs of $17.6 million and $26.0 million for the three and nine months ended December 31, 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2011 (“current quarter”) of $1.15 billion compared to $1.03 billion for the quarter ended December 31, 2010 (“prior year quarter”), an increase of 12%. Total same-store sales increased 9%, with hardgoods up 14% and gas and rent up 7%. Acquisitions contributed 3% sales growth in the current quarter. The same-store sales growth for the current quarter was driven by both volume and price, with sales volumes up 4% and pricing up 5%. The increase in sales volumes reflects strength in the Company’s manufacturing, petrochemical and energy customers, with relative outperformance in the hardgoods business on the strength of welding and automation equipment sales. Higher pricing reflects a broad-based price increase on gas and rent effective March 1, 2011 and, to a lesser extent, an additional price increase on gas and rent effective December 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 54.9%, a decline of 80 basis points from the prior year quarter, reflecting continued outperformance of hardgoods sales, a mix shift within hardgoods to lower-margin welding and automation equipment, and an increase in sales to large customers that generally carry lower gross profit margins (excluding depreciation) and a lower net cost to serve. On a sequential basis, gross profit margin (excluding depreciation) for the current quarter improved by 140 basis points from the quarter ended September 30, 2011 ("fiscal second quarter"), reflecting a favorable sales mix shift within gas and rent towards rent on the strength of sales in the Company's rental welder business, and the favorable impact of the December 1, 2011 price increase.
The Company’s operating income margin increased to 11.3%, an 80 basis-point improvement over the prior year quarter. Additionally, the current and prior year quarter's operating income margins were burdened by 40 basis points and 170 basis points, respectively, of net special charges. The current quarter also included a 110 basis-point impact from SAP implementation costs and depreciation expense, compared to only 30 basis points of SAP-related costs in the prior year quarter.
Net earnings per diluted share rose 43% to $0.93 in the current quarter versus $0.65 in the prior year quarter. Net earnings per diluted share in the current quarter reflect the benefit of the Company’s two recently completed share repurchase programs, which substantially offset $0.08 per diluted share of incremental SAP implementation costs and depreciation expense. Net earnings per diluted share in the current and prior year quarters included net special charges of $0.04 and $0.15 per diluted share, respectively. Net special charges in each period consisted of the following:

	Three Months Ended
	December 31,
Effect on Diluted EPS	2011	2010
Restructuring and other special charges	$0.02	$—
Costs (benefits) related to unsolicited takeover attempt	(0.01)	0.13
Multi-employer pension plan withdrawal charges	0.03	—
One-time interest penalty	—	0.02
Special charges, net	$0.04	$0.15

Looking Forward
Looking forward, the Company expects earnings per diluted share for the fourth quarter ending March 31, 2012 in the range of $1.00 to $1.04. The earnings per diluted share range for the fourth quarter includes an estimated $0.04 per diluted share of restructuring charges and related costs arising from the Company’s transition to Business Support Centers (“BSCs”) and $0.08 per diluted share of implementation costs and depreciation expense associated with the Company’s SAP implementation. Guidance for the fourth quarter ending March 31, 2012 includes the impact of the Company’s two recently completed stock repurchase programs.
Enterprise Information System
The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system with the successful conversion of two additional regional distribution companies in the current quarter, bringing the number of converted regional distribution companies to four, all of which are running smoothly.
The third quarter marked the first time that the Company implemented SAP at two regional distribution companies in successive months. Both implementations were successful but required significant resources due to the overlap between post-conversion support and pre-conversion training and data preparation at the two converted regional distribution companies. After due consideration and in keeping with its commitment to maximizing shareholder value through the SAP initiative in the near and long term, the Company has decided to slightly extend its implementation timeline, ensuring its implementation team will have the necessary time to focus on pre-conversion training and data preparation and post-conversion support for each of the regional distribution companies still to be converted. The extended timeline will also allow the Company to dedicate additional resources to the attainment of benefits. Under the slightly extended timeline, the Company expects to have eleven of its twelve regional distribution companies converted to SAP by the end of calendar year 2012. The Company had previously targeted to have all twelve regional distribution companies converted by the end of September 2012. The remaining region will be converted in the first quarter of calendar 2013.
At this stage in the Company's phased implementation, each of its four BSCs, into which the remaining regional company administrative functions will be consolidated upon converting to SAP, are firmly in place. The Company continues to prepare for the implementation of SAP at the remainder of its business units, with one regional distribution company scheduled to convert during the quarter ending March 31, 2012. Incremental implementation costs are expected to be more than offset by accelerated benefits, and the extended timeline is expected to have no material effect on the Company's previously estimated net earnings per diluted share impact of implementation costs, benefits and depreciation expense.
With more than one-third of the Company's business and approximately 3,800 active users operating on SAP as of December 31, 2011, the Company believes the implementation risk associated with the remaining business units has been significantly diminished and is beginning to focus more on attaining benefits. The Company expects to incur the highest level of expenses related to the SAP implementation in fiscal 2012, as the first five of the regional distribution companies, including all four BSCs, will be converted during this period. With two regional distribution company implementations, the current quarter includes the highest quarterly SAP costs to-date. Total implementation costs and depreciation expense related to the SAP system were $0.10 and $0.25 per diluted share for the three- and nine-month periods ended December 31, 2011, respectively, and are expected to be $0.08 and $0.33 per diluted share for the three-month period and fiscal year ending March 31, 2012. The Company expects the combination of lower implementation costs and the increase in SAP-related benefits to yield year-over-year earnings accretion of between $0.17 and $0.21 per diluted share in fiscal 2013 above and beyond the Company's base business performance.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. By December 2013, the Company expects these areas alone to have yielded a minimum of $75 million in annual run-rate operating income benefits, with a likelihood that these benefits will ultimately reach or exceed $125 million. Further economic benefits are expected to be identified as the implementation progresses.
New Divisional Alignment
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
During the three months ended December 31, 2011, the Company recorded restructuring and other related costs of $2.4 million. Of the total costs recorded during the three months ended December 31, 2011, $0.7 million consisted of restructuring costs, primarily related to exit costs for the early termination of a lease obligation. The remaining $1.7 million of other costs related to the divisional realignment primarily consisted of transition staffing for the BSCs and legal costs associated with the realignment.
During the three months ended June 30, 2011, the Company also recorded a restructuring charge of $13.3 million associated with severance benefits. For fiscal 2012, the Company expects to incur total restructuring and other related costs of approximately $21 million, which is expected to be the most significant expense year related to the restructuring plan. The remaining costs expected to be recorded during fiscal 2012 are for transition staffing, legal, relocation and other costs. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, legal, relocation and other costs.
Acquisitions
During the nine months ended December 31, 2011, the Company purchased six businesses with aggregate historical annual sales of approximately $73 million. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”) and Pain Enterprises, Inc. (“Pain”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million.
Multi-employer Pension Plan Withdrawals
During the current quarter, the Company incurred multi-employer pension plan ("MEPP") withdrawal charges of $3.4 million primarily related to the final withdrawal and assessment from its last remaining MEPP. These charges are reflected in selling, distribution and administrative expenses. The Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010
STATEMENT OF EARNINGS COMMENTARY
Certain reclassifications were made to the presentation of business segment operating results for the prior year to conform to the current year presentation. These reclassifications were primarily the result of changes made to the allocation of corporate operating expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses as “other” expenses that are not allocated to the Company’s business segments. Previously, these costs were allocated to each business segment based on sales dollars. Costs associated with the Company's withdrawal from various MEPPs, which were previously allocated to each business segment based on the respective segment incurring the costs, are also reported under selling, distribution and administrative expenses in the other line item in the tables below. Consolidated operating income and net earnings for the prior periods were not impacted by these reclassifications. Additionally, the legal, professional and other fees incurred as a result of Air Products and Chemicals, Inc.'s ("Air Products") unsolicited takeover attempt, the restructuring charges and other related costs associated with the Company’s divisional realignment, and the asset impairment charge were not allocated to the Company’s business segments. These costs and benefits are also reflected in the other line item in the tables below.
Business segment information and statement of earnings commentary related to the prior year have been recast to reflect the reclassifications described above.
Net Sales
Net sales increased 12% to $1.15 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 9% and incremental sales of 3% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 14%. Same-store sales were driven by increased volumes of 4% and price of 5%.
Strategic products account for more than 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, sales of strategic products increased 9% on a same-store sales basis as compared to the prior year quarter.
Strategic accounts also contributed to the increase in net sales for the quarter. Strategic accounts sales growth of 11% was primarily driven by new account signings across all customer segments. In particular, strategic accounts contributed to the Company's strong sales of safety products and filler metals this quarter. The strategic accounts program, which now represents more than 20% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities.
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

	Three Months Ended
Net Sales (In thousands)	December 31,
	2011	2010	Increase
Distribution	$1,041,729	$936,704	$105,025	11%
All Other Operations	120,987	105,575	15,412	15%
Intercompany eliminations	(8,965)	(7,815)	(1,150)
	$1,153,751	$1,034,464	$119,287	12%

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
Distribution business segment sales increased 11% compared to the prior year quarter with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. Same-store sales growth for the Distribution business segment was driven by both volumes and pricing, each up 5%. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 2% and pricing up 5%. Hardgoods same-store sales increased 14% with volumes up 10% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers, while the increase in pricing was primarily driven by the March 1, 2011 and, to a lesser extent, December 1, 2011 price increases.
Sales of strategic gas products sold through the Distribution business segment in the current quarter increased 6% from the prior year quarter. Among strategic gas products, bulk gas sales were up 6% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and a modest increase in hospital and surgery center activity. Sales of specialty gases were up 8% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.
Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 18% in the current quarter, comparing favorably to the hardgoods same-store sales increase for the Distribution business segment of 14% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. The Company’s Radnor® private-label line was up 16% for the current quarter, driven by the overall increase in hardgoods volumes.
Sales of core industrial gases increased 7% for the current quarter as compared to the prior year quarter, reflecting strong growth in the Company’s core business, especially in manufacturing. Revenues from the Company’s rental welder business experienced a 19% increase in same-store sales during the current quarter as compared to the prior year quarter due to increased rental demand.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 15% in total and 6% on a same-store basis compared to the prior year quarter, with incremental sales of 9% contributed by current and prior year acquisitions. The same-store sales increase was driven by a significant increase in ammonia sales on both a volume and price basis.
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
Consolidated gross profits (excluding depreciation) increased 10% compared to the prior year quarter, principally due to the same-store sales increase for the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter declined 80 basis points to 54.9% compared to 55.7% in the prior year quarter. The decline in consolidated gross profit margin (excluding depreciation) reflects the continued shift in sales mix towards hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent, a mix shift within hardgoods to lower-margin welding and automation equipment, and increased sales to large customers, which generally carry lower gross profit margins (excluding depreciation) than small customers but at a lower net cost to serve. On a sequential basis, gross profit margin (excluding depreciation) for the current quarter improved by 140 basis points from the fiscal second quarter, reflecting a favorable sales mix within gas and rent towards rent on the strength of sales in the Company's rental welder business, and the favorable impact of the December 1, 2011 price increase.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,
	2011	2010	Increase
Distribution	$573,730	$525,647	$48,083	9%
All Other Operations	59,205	50,600	8,605	17%
	$632,935	$576,247	$56,688	10%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.1% versus 56.1% in the prior year quarter, a decrease of 100 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and lower-margin welding and automation equipment within hardgoods, as well as increased sales to larger customers. As a percentage of the Distribution business segment’s sales, gas and rent decreased 150 basis points to 58.7% in the current quarter as compared to 60.2% in the prior year quarter.

On a sequential basis, the Distribution business segment's gross profit margin (excluding depreciation) increased by 110 basis points from the fiscal second quarter, as acceleration in sales of lower-margin welding and automation equipment was more than offset by the impact of the December 1, 2011 pricing actions and a sales mix shift to gas and rent during the current quarter. As a percentage of the Distribution business segment's sales, gas and rent increased 60 basis points during the current quarter from 58.1% in the fiscal second quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 17% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 100 basis points to 48.9% in the current quarter from 47.9% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a mix shift away from lower-margin refrigerants and production efficiencies in the Company's carbon dioxide business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $45 million, or 12%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $27 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $7 million of incremental operating costs associated with acquired businesses, $8 million of incremental costs associated with the SAP implementation and $3.4 million of MEPP charges in the current quarter. As a percentage of net sales, SD&A expenses remained consistent at 37.5% in the current and prior year quarters.

	Three Months Ended
SD&A Expenses (In thousands)	December 31,		Increase
	2011	2010
Distribution	$379,894	$352,238	$27,656	8%
All Other Operations	40,002	33,653	6,349	19%
Other	13,154	2,071	11,083
	$433,050	$387,962	$45,088	12%

SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 19%, respectively, in the current quarter. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $4 million for the Distribution business segment and $3 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 110 basis points to 36.5% compared to 37.6% in the prior year quarter driven by operating leverage on sales growth and by the shift in sales mix towards hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 120 basis points to 33.1% compared to 31.9% in the prior year quarter primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.
SD&A Expenses – Other
Enterprise Information System
The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession. Through December 31, 2011, the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses and four regional distribution companies to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP implementation costs for the current quarter were $9.8 million as compared to $2.1 million in the prior year quarter. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.
Multi-employer Pension Plan Withdrawals
The Company participated, with other employers, in a number of MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements ("CBAs"). As CBAs came up for renewal, the Company actively negotiated the withdrawal from MEPPs replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP’s unfunded pension obligation. The withdrawal liability assessed by a MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPP. During the current quarter, the Company incurred MEPP withdrawal charges of $3.4 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. These charges are reflected in selling, distribution and administrative expenses. As of December 31, 2011, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the current quarter:

Three Months Ended
(In thousands)	December 31, 2011
Restructuring costs	$748
Other related costs	1,683
Total restructuring and other special charges	$2,431
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded $0.7 million in restructuring costs during the current quarter, primarily related to exit costs for the early termination of a lease obligation. Also during the current quarter, the Company incurred $1.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment. The restructuring charges and other related costs were not allocated to the Company’s business segments.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the current quarter, the Company recognized a $1.2 million benefit from lower than previously estimated net costs related to the Air Products' unsolicited takeover attempt of Airgas. During the prior year quarter, the Company incurred $17.6 million of costs related to the unsolicited takeover attempt. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.

Depreciation and Amortization
Depreciation expense increased 5 million, or 10%, to $62 million in the current quarter as compared to $56 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and $2 million of incremental depreciation expense related to the SAP enterprise information system. Amortization expense of $6 million in the current quarter was consistent with that of the prior year quarter. In fiscal 2012, total depreciation expense related to the SAP system is expected to be approximately $10 million, representing the expected full annual depreciation run-rate without the benefits associated with full implementation of the system.
Operating Income
Consolidated operating income of $131 million increased 21% in the current quarter driven by operating leverage on organic sales growth and $19 million of lower costs related to the unsolicited takeover attempt, which more than offset $10 million of incremental SD&A and depreciation expense related to the SAP implementation and $6 million of aggregate MEPP withdrawal, restructuring and other related costs. The consolidated operating income margin increased 80 basis points to 11.3% from 10.5% in the prior year quarter, reflecting the impact of the above items.

	Three Months Ended
Operating Income (in thousands)	December 31,
	2011	2010	Increase
Distribution	$131,970	$116,091	$15,879	14%
All Other Operations	13,057	11,904	1,153	10%
Other	(14,415)	(19,629)	5,214
	$130,612	$108,366	$22,246	21%

Operating income in the Distribution business segment increased 14% in the current quarter. The Distribution business segment’s operating income margin increased 30 basis points to 12.7% compared to 12.4% in the prior year quarter. The operating income margin increase was driven by operating leverage on organic sales growth in the current quarter, which more than offset higher variable costs associated with sales growth.
Operating income in the All Other Operations business segment increased 10% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 10.8% decreased by 50 basis points compared to the operating income margin of 11.3% in the prior year quarter.
Interest Expense, Net
Interest expense, net, was $16 million in the current quarter, representing a decrease of $3 million, or 15%, compared to the prior year quarter. The overall decrease in interest expense, net, resulted from lower weighted average interest rates during the current quarter on the Company's variable rate debt instruments and the $2.6 million one-time interest penalty recorded in the prior year quarter due to the late removal of a restrictive legend on the Company's 7.125% senior subordinated notes maturing on October 1, 2018 (the "2018 Notes"), partially offset by higher average debt levels during the current quarter.
Income Tax Expense
The effective income tax rate was 37.8% of pre-tax earnings in the current quarter compared to 38.6% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2012 to be between 37.5% and 38.5% of pre-tax earnings.
Net Earnings
Net earnings per diluted share rose 43% to $0.93 in the current quarter compared to $0.65 in the prior year quarter. Net earnings were $72.3 million compared to $55.8 million in the prior year quarter. Net earnings per diluted share in the current and prior year quarters included net special charges aggregating to $0.04 and $0.15 per diluted share, respectively. Net special charges in each period consisted of the following:

	Three Months Ended
	December 31,
Effect on Diluted EPS	2011	2010
Restructuring and other special charges	$0.02	$—
Costs (benefits) related to unsolicited takeover attempt	(0.01)	0.13
Multi-employer pension plan withdrawal charges	0.03	—
One-time interest penalty	—	0.02
Special charges, net	$0.04	$0.15

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2010
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 11% to $3.51 billion for the nine months ended December 31, 2011 (“current period”) compared to the nine months ended December 31, 2010 (“prior year period”), driven by same-store sales growth of 9% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 14%. Same-store sales were driven by increased volumes of 5% and price of 4%. The increase in sales volumes reflects strength in the Company’s manufacturing, petrochemical and energy customers. Higher pricing reflects broad-based price increases on gas, rent and hardgoods effective June 1, 2010 and March 1, 2011, and to a lesser extent, a price increase on gas and rent effective December 1, 2011. For the current period, sales of strategic products increased 8% on a same-store sales basis as compared to the prior year period.

	Nine Months Ended
Net Sales (In thousands)	December 31,
	2011	2010	Increase
Distribution	$3,124,645	$2,812,829	$311,816	11%
All Other Operations	409,087	359,408	49,679	14%
Intercompany eliminations	(28,598)	(23,454)	(5,144)
	$3,505,134	$3,148,783	$356,351	11%

Distribution business segment sales increased 11% compared to the prior year period with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. The Distribution business segment’s gas and rent same-store sales increased 7% with volumes up 2% and pricing up 5%. Hardgoods same-store sales increased 14% with volumes up 10% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers, while the increase in pricing was primarily driven by the June 1, 2010, March 1, 2011 and December 1, 2011 price increases.
Sales of strategic gas products sold through the Distribution business segment in the current period increased 6% from the prior year period. Among strategic gas products, bulk gas sales were up 6% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and a modest increase in hospital and surgery center activity. Sales of specialty gases were up 6% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols. Also contributing to the sales growth was a 12% increase in strategic accounts sales, primarily driven by new account signings across all customer segments.
Contributing to the increase in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 15% in the current period, comparing favorably to the hardgoods same-store sales increase for the Distribution business segment of 14% and reflecting broad-based improvement in the core safety business, particularly in large industrial production, contractor and resale customers, and new strategic account customers. The Company’s Radnor® private-label line was up 15% for the current period, driven by the overall increase in hardgoods volumes.
Sales of core industrial gases increased 8% for the current period as compared to the prior year period, reflecting strong growth in the Company’s core business, especially in manufacturing. Revenues from the Company’s rental welder business experienced a 17% increase in same-store sales during the current period as compared to the prior year period, primarily as a result of strength in demand related to general outage work.
The All Other Operations business segment sales increased 14% in total and 7% on a same-store basis compared to the prior year period, with incremental sales of 7% contributed by current and prior year acquisitions. The same-store sales increase was primarily driven by a significant increase in ammonia sales on both a volume and price basis, which was partially offset by lower volumes and pricing in refrigerant gases as a result of strong prior year period performance.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 9% compared to the prior year period, principally due to the same-store sales increase for the current period. The consolidated gross profit margin (excluding depreciation) in the current period declined 100 basis points to 54.2% compared to 55.2% in the prior year period. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the continued shift in sales mix towards hardgoods, a mix shift within hardgoods towards lower-margin welding and automation equipment, increased sales to large customers and higher costs from recent vendor price increases.

	Nine Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,
	2011	2010	Increase
Distribution	$1,710,586	$1,567,410	$143,176	9%
All Other Operations	190,371	171,882	18,489	11%
	$1,900,957	$1,739,292	$161,665	9%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 54.7% versus 55.7% in the prior year period, a decrease of 100 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and lower-margin welding and automation equipment within hardgoods, as well as increased sales to larger customers. As a percentage of the Distribution business segment’s sales, gas and rent decreased 140 basis points to 58.5% in the current period as compared to 59.9% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 130 basis points to 46.5% in the current period from 47.8% in the prior year period. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the ammonia business as pricing lagged rising costs.
Operating Expenses
Selling, Distribution and Administrative Expenses
Consolidated SD&A expenses increased $105 million, or 9%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were $74 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $18 million of incremental operating costs associated with acquired businesses and $13 million of incremental costs associated with the SAP implementation. As a percentage of net sales, SD&A expenses decreased 80 basis points to 36.5% compared to 37.3% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins.

	Nine Months Ended
SD&A Expenses (In thousands)	December 31,
	2011	2010	Increase
Distribution	$1,131,263	$1,059,037	$72,226	7%
All Other Operations	120,258	100,070	20,188	20%
Other	28,412	16,018	12,394
	$1,279,933	$1,175,125	$104,808	9%

SD&A expenses in the Distribution and All Other Operations business segments increased 7% and 20%, respectively, in the current period. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $10 million for the Distribution business segment and $8 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 150 basis points to 36.2% compared to 37.7% in the prior year period driven by operating leverage on sales growth and by the shift in sales mix to hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 160 basis points to 29.4% compared to 27.8% in the prior year period primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.
SD&A Expenses – Other
Enterprise Information System
SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP costs for the current period were $24 million as compared to $11 million in the prior year period. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.
Multi-employer Pension Plan Withdrawals
During the three months ended December 31, 2011, the Company incurred MEPP withdrawal charges of $3.4 million primarily related to the final withdrawal and assessment from its last remaining MEPP. During the three months ended June 30, 2011, the Company negotiated the withdrawal from MEPPs under two CBAs and received a final assessment from an exited MEPP that was lower than previously estimated, resulting in a net charge related to its withdrawal obligations of $0.9 million. During the prior year period, the Company negotiated the withdrawal from MEPPs under two CBAs and received revised estimated withdrawal liabilities from two plan administrators which resulted in additional charges of $4.6 million. These charges were reflected in SD&A expenses and were not allocated to the Company’s business segments. As of December 31, 2011, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges:

Nine Months Ended
(In thousands)	December 31, 2011
Restructuring costs	$14,078
Other related costs	1,683
Asset impairment charge	2,500
Total restructuring and other special charges	$18,261
Restructuring and Other Related Costs
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The Company expects to pay severance benefits to affected employees through fiscal 2013. During the current quarter, the Company recorded an additional $0.7 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation, bringing total restructuring costs to $14.1 million for the current period. Also during the current quarter, the Company incurred $1.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment. The restructuring charges and other related costs were not allocated to the Company’s business segments.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the nine months ended December 31, 2011:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	748	14,078
Cash payments and other adjustments	(4)	(137)	(141)
Balance at December 31, 2011	$13,326	$611	$13,937

Asset Impairment
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the current period. The asset impairment charge was not allocated to the Company’s business segments.
Unsolicited Takeover Attempt
In responding to Air Products unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the current period, the Company recognized $7.9 million of benefits from lower than previously estimated net costs related to the fiscal 2011 unsolicited takeover attempt. During the prior year period, the Company incurred $26.0 million in costs related to the unsolicited takeover attempt. The net costs related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $16 million, or 9%, to $182 million in the current period as compared to the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $6 million of incremental depreciation expense related to the SAP enterprise information system and $3 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $19 million in the current period was consistent with that of the prior year period.
Operating Income
Consolidated operating income of $410 million increased 16% in the current period driven by operating leverage on sales growth. The change in operating income also reflects $34 million of lower costs related to the unsolicited takeover attempt, which were more than offset by $19 million of incremental SD&A and depreciation expense related to the SAP implementation and $18 million of aggregate asset impairment, restructuring and other related costs. The consolidated operating income margin increased 50 basis points to 11.7% from 11.2% in the prior year period, reflecting the impact of the above items.

	Nine Months Ended
Operating Income (In thousands)	December 31,		Increase /
	2011	2010	(Decrease)
Distribution	$396,222	$338,046	$58,176	17%
All Other Operations	52,149	56,886	(4,737)	(8)%
Other	(38,803)	(42,050)	3,247
	$409,568	$352,882	$56,686	16%

Operating income in the Distribution business segment increased 17% in the current period. The Distribution business segment’s operating income margin increased 70 basis points to 12.7% compared to 12.0% in the prior year period. The operating income margin increase was driven by strong operating leverage on organic sales growth in the current period, which more than offset higher variable costs associated with sales growth.
Operating income in the All Other Operations business segment decreased 8% compared to the prior year period. The All Other Operations business segment’s operating income margin of 12.7% was 310 basis points lower than the operating income margin of 15.8% in the prior year period. The decrease in operating income margin was primarily driven by the impact of gross margin compression in the ammonia and refrigerants businesses.

Interest Expense, Net and Losses on the Extinguishment of Debt
Interest expense, net, was $50 million in the current period, representing an increase of $4 million, or 9%, compared to the prior year period. The overall increase in interest expense, net, resulted primarily from higher average debt balances in the current period as compared to the prior year period, primarily reflecting the impact of the two recently completed stock repurchase programs.
In September 2010, the Company replaced its then existing senior credit facility with a new credit facility. As a result of the early termination of the prior credit facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the prior year period. Additionally, the Company repurchased $30 million of its 2018 Notes during the prior year period. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million during the prior year period. The losses reflected the redemption premiums as well as the write-off of the associated unamortized debt issuance costs.
Financing
On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s May 2011 stock repurchase program. Additionally, on July 19, 2011, the Company entered into a $750 million Amended and Restated Credit Facility (the "Credit Facility") to amend and restate its previous credit facility dated September 13, 2010.
In October 2011, the Company commenced a $750 million commercial paper program supported by its Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down outstanding borrowings under its Credit Facility and for general corporate purposes.
Income Tax Expense
The effective income tax rate was 37.8% of pre-tax earnings in the current period compared to 38.5% in the prior year period. The Company expects the effective income tax rate for fiscal 2012 to be between 37.5% and 38.5% of pre-tax earnings.
Net Earnings
Net earnings per diluted share rose 31% to $2.87 in the current period compared to $2.19 in the prior year period. Net earnings were $224.8 million compared to $187.2 million in the prior year period. Net earnings per diluted share in the current and prior year periods included net special charges aggregating to $0.12 and $0.27 per diluted share, respectively. Net special charges in each period consisted of the following:

	Nine Months Ended
	December 31,
Effect on Diluted EPS	2011	2010
Restructuring and other special charges	$0.14	$—
Costs (benefits) related to unsolicited takeover attempt	(0.06)	0.19
Losses on the extinguishment of debt	—	0.03
Multi-employer pension plan withdrawal charges	0.04	0.03
One-time interest penalty	—	0.02
Special charges, net	$0.12	$0.27

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $341 million for the current period compared to $88 million in the prior year period. Net cash provided by operating activities in the prior year period was negatively impacted by new accounting guidance adopted by the Company on April 1, 2010 that affected the presentation of its trade receivables securitization program, through which the Company participates with three commercial banks and sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). As a result of implementing the new guidance, funding under the agreement of $295 million on April 1, 2010 was reflected in the Company’s Consolidated Statements of Cash Flows as a use of cash from the securitization of trade receivables in operating activities and as a source of cash in financing activities.

Working capital used cash of $147 million in the current period versus $54 million during the prior year period. The increase in the use of cash for working capital was driven by increases in working capital to support sales growth and the payout of fiscal 2011 accrued annual incentive compensation, as well as payments for professional fees related to the Air Products’ unsolicited takeover attempt in the prior year and payments related to the Company's final MEPP withdrawal assessments. Net earnings adjusted for non-cash and non-operating items provided cash of $487 million versus $442 million in the prior year.
Net cash used in investing activities increased by $158 million to $350 million during the current period as compared to the prior year period. The increase in cash used for investing activities was primarily driven by the Company’s acquisition of ABCO and Pain and larger capital expenditures. During the nine months ended December 31, 2011, the Company paid $97 million to acquire six businesses and settle holdback liabilities. The largest of the acquired businesses were ABCO and Pain, with historical annual sales of $35 million and $33 million, respectively. Capital expenditures also increased by $83 million to $263 million in the nine months ended December 31, 2011 as compared to the prior year period primarily due to investments in revenue generating equipment, such as cylinders and bulk tanks, the construction of an air separation unit in Clarksville, Tennessee, the expansion of a hardgoods distribution center in Duluth, Georgia, and the build-out of the Company's four Business Support Centers. Capital expenditures in both periods also reflect the development and implementation of the Company’s highly customized SAP system.
Free cash flow* for the current period was $175 million, compared to $255 million in the prior year period, driven by adjusted cash from operations* of $417 million. The decrease in free cash flow from the prior year period reflects an increase in capital expenditures and working capital to support sales growth.
Financing activities used cash of $3 million in the nine months ended December 31, 2011 and provided cash of $91 million in the nine months ended December 31, 2010. The change in accounting principle for the Securitization Agreement noted above was reflected in proceeds from borrowings in the prior year, but had no impact on the Company’s net cash position. Net cash borrowings in the current period were $325 million. During fiscal 2012, the Company authorized and completed a share repurchase program, purchasing 4.5 million shares of treasury stock for $300 million.
Dividends
The Company paid its stockholders $71 million or $0.32 per share in the second and third quarters of fiscal 2012 and $0.29 per share in the first quarter of fiscal 2012, compared to $60 million or $0.22 per share in the first quarter of fiscal 2011 and $0.25 per share in the second and third quarters in fiscal 2011. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

*	See Non-GAAP reconciliations below.
Financial Instruments
Commercial Paper
In October 2011, the Company commenced a $750 million commercial paper program supported by its Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.
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
As of December 31, 2011, the Company had $41 million of borrowings under the Credit Facility, all under the multi-currency revolver. The Company also had outstanding U.S. letters of credit of $45 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2011, the average effective interest rate on the multi-currency revolver was 2.15%, respectively.

At December 31, 2011, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events.
At December 31, 2011, the Company also maintained a committed revolving line of credit of up to €8 million (U.S. $10.4 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2011, French revolving credit borrowings were €4.8 million (U.S. $6.2 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2011, the effective interest rate was 2.38%.
Total Borrowing Capacity
As of December 31, 2011, $257 million remained unused under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2011, the Company’s leverage ratio was 2.6.
The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on April 1, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2011, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At December 31, 2011, there were no advances outstanding under the agreement.
Senior Notes
On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.98%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At December 31, 2011, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2011, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At December 31, 2011, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At December 31, 2011, the Company had $215 million outstanding of its 7.125% 2018 Notes. Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision, which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2011, other long-term debt totaled $7.2 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At December 31, 2011, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Debt Extinguishment Charges
During the nine months ended December 31, 2010, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the nine months ended December 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.
Also during the nine months ended December 31, 2010, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the nine months ended December 31, 2010 related to the write-off of unamortized debt issuance costs.
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
At December 31, 2011, the Company was not party to any fixed interest rate swap agreements.

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the nine months ended December 31, 2011, $388 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2011, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $518 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At December 31, 2011, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2011, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.49% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2011, the fair value of the variable interest rate swaps increased by $2.0 million to an asset of $7.0 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $1.5 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the nine months ended December 31, 2011 and 2010.
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
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.6 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations and Free Cash Flow

	Nine Months Ended
	December 31,
(Amounts in thousands)	2011	2010
Net cash provided by operating activities	$341,051	$88,425
Adjustments to net cash provided by operating activities:
Cash used by the securitization of trade receivables	—	295,000
Stock issued for the Employee Stock Purchase Plan	11,361	11,015
Tax benefit realized from the exercise of stock options	10,914	6,373
Cash expenditures related to unsolicited takeover attempt	35,084	18,059
Cash expenditures related to MEPP withdrawals	18,323	—
Adjusted cash from operations	416,733	418,872
Capital expenditures	(263,398)	(180,522)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	12,199	10,629
Operating lease buyouts	9,218	6,418
Adjusted capital expenditures	(241,981)	(163,475)
Free cash flow	$174,752	$255,397

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

OTHER
New Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2011:

(In thousands)			Payments Due by Period		More than 5 Years (a)
Contractual Obligations	Total	Remainder of fiscal 2012 (a)	1 to 3 Years (a)	3 to 5 Years (a)
Long-term debt (1)	$1,765,114	$1,201	$606,366	$650,650	$506,897
Estimated interest payments on long-term debt (2)	241,653	15,664	118,295	67,909	39,785
Estimated receipts on interest rate swap agreements (3)	(7,037)	—	(7,037)	—	—
Non-compete agreements (4)	16,925	1,616	8,521	5,693	1,095
Letters of credit (5)	44,531	500	44,031	—	—
Operating leases (6)	234,180	21,062	116,966	54,431	41,721
Airgas, Inc. Severance Pay Plan (7)	13,326	500	12,826	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	660,934	33,083	255,854	219,049	152,948
Liquid carbon dioxide supply agreements (9)	170,548	6,145	39,202	27,344	97,857
Ammonia supply agreements (10)	3,894	1,418	2,476	—	—
Other purchase commitments (11)	362	362	—	—	—
Construction commitments (12)	8,739	5,746	2,993	—	—
Total Contractual Obligations	$3,153,169	$87,297	$1,200,493	$1,025,076	$840,303
____________________

(a)
The “Remainder of fiscal 2012” column relates to obligations due in fiscal 2012. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and 2016. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2017 and beyond.

(1)
Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2011. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.0 million at December 31, 2011. The 2013 Notes also include additional carrying value of $6.7 million at December 31, 2011 related to the Company’s fair value hedges. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2011. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)
Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of December 31, 2011. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)
The Company’s operating leases at December 31, 2011 include approximately $183 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $25 million related to its leased vehicles.

(7)
In May 2011, the Company announced its plan to realign its twelve regional companies’ accounting and certain administrative functions into four divisional Business Support Centers. As a result of this realignment, the Company incurred severance charges of $13.3 million associated with benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs are eliminated as a result of the realignment. The Company's obligation at December 31, 2011 represents the balance of accrued severance that has not yet been paid out to employees. See Note 17 to the Consolidated Financial Statements for further information.

(8)
In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gas from Air Products under a long-term supply agreement. Based on the volume of fiscal 2012 purchases, the Air Products supply agreements represent approximately $56 million annually in bulk gas purchases.

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
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the benefits to be derived from the SAP implementation, including the Company’s estimate of an aggregate of $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the Company’s expectation that by December 2013, it will have achieved a minimum of $75 million in annual run-rate operating income benefits, with a likelihood that these benefits will ultimately reach or exceed $125 million; the Company’s expectation of earnings of $1.00 to $1.04 per diluted share for the fourth quarter ending March 31, 2012, which includes the Company’s estimates of restructuring and other special charges, SAP implementation costs and SAP-related depreciation expense; the expectation of year-over-year earnings accretion from SAP related benefits in fiscal 2013; the Company’s expectations of the benefits to be achieved in connection with its realignment and consolidation into four new divisions and estimates of the fiscal 2012 restructuring charges and related costs of approximately $21 million; the Company’s expectation as to the long-term growth profiles of its strategic products; the continued supply of feedstock from a supplier that intends to cease operations of its hydrogen plant in calendar year 2013; the Company’s expectation that its overall effective income tax rate for fiscal 2012 will range from 37.5% to 38.5% of pre-tax earnings; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s expectation as to the amount of losses to be reclassified from Accumulated Other Comprehensive Income into earnings within the next twelve months; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.6 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2012 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the realignment of its divisional structure; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the Company’s expectation that eleven of its regional companies will be converted to SAP by the end of calendar year 2012 and its remaining regional company will be converted in the first quarter of calendar 2013; the inability to retain employees to be affected by the reorganization prior to its completion; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s success in continuing its cost reduction program; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee, the expansion of a hardgoods distribution center in Duluth, Georgia, and the build-out of the Company's four Business Support Centers; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at December 31, 2011. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$1.2	$4.1	$1.1	$0.5	$0.2	$0.1	$7.2	$7.4
Interest expense	0.1	0.2	0.1	—	—	—	0.4
Average interest rate	6.34%	5.42%	4.89%	4.56%	3.89%	2.06%
Senior notes due 10/1/2013	$—	$—	$300.0	$—	$—	$—	$300.0	$311.8
Interest expense	2.1	8.6	4.3	—	—	—	15.0
Interest rate	2.85%	2.85%	2.85%	—	—	—
Senior notes due 9/15/2014	$—	$—	$—	$400.0	$—	$—	$400.0	$423.4
Interest expense	4.5	18.0	18.0	8.3	—	—	48.8
Interest rate	4.50%	4.50%	4.50%	4.50%	—	—
Senior notes due 10/1/2015	$—	$—	$—	$—	$250.0	$—	$250.0	$256.5
Interest expense	2.0	8.1	8.1	8.1	4.1	—	30.4
Interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	—
Senior notes due 6/15/2016	$—	$—	$—	$—	$—	$250.0	$250.0	$257.0
Interest expense	1.8	7.4	7.4	7.4	7.4	1.5	32.9
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	2.95%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$229.5
Interest expense	3.8	15.4	15.4	15.4	15.4	38.2	103.6
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial Paper	$406.9	$—	$—	$—	$—	$—	$406.9	$406.9
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate	0.55%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$—	$41.3	$41.3	$41.3
Interest expense	0.2	0.9	0.9	0.9	0.9	0.3	4.1
Interest rate (a)	2.15%	2.15%	2.15%	2.15%	2.15%	2.15%
Revolving credit borrowings - France	$—	$6.2	$—	$—	$—	$—	$6.2	$6.2
Interest expense	—	0.1	—	—	—	—	0.1
Interest rate (a)	—	2.38%	—	—	—	—
Trade receivables securitization	$—	$—	$295.0	$—	$—	$—	$295.0	$295.0
Interest expense	0.8	3.1	2.3	—	—	—	6.2
Interest rate	1.06%	1.06%	1.06%	—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$—	$300.0	$—	$—	$—	$300.0	$(7.0)
Swap (receipts)	—	—	(7.0)	—	—	—	(7.0)
Variable forward pay rate = 1.49%
Weighted average receive rate = 2.85%

(a)
The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line (which had no borrowings at December 31, 2011) and the multi-currency revolving credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portions of the Credit Facility is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The variable interest rates on the French revolving credit borrowings are also based on a spread over the Euro currency rate.

Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of December 31, 2011, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the

Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
____________________

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

Dated:	February 8, 2012		AIRGAS, INC.

(Registrant)

		BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
____________________

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.