Form 10-K
period 2012-03-31
AIRGAS INC
filed 2012-05-29
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.
________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 67,730,273 shares of voting stock held by non-affiliates of the registrant was approximately $4.3 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant's most recently completed second quarter, September 30, 2011. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
The number of shares of common stock outstanding as of May 25, 2012 was 76,902,878.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders (when it is filed) will be incorporated by reference into Part III of this Report.

AIRGAS, INC.

PART I

ITEM 1.	BUSINESS.
GENERAL
Airgas, Inc., including its subsidiaries (“Airgas” or the “Company”), became a publicly traded company in December 1986. Through a combination of organic growth initiatives and acquisitions in both its core and adjacent lines of business, the Company has become the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies, with a significant position in the U.S. bulk gas distribution market. Airgas is also a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. distributors of safety products, and a leading distributor of refrigerants, ammonia products and process chemicals. Airgas' production network and long-term supply agreements, full range of gas supply modes (from cylinders to truckload quantities to on-site pipeline supply) and national footprint make it one of the few fully-integrated industrial gas companies in the U.S. The Company also offers supply chain management services and solutions, and product and process technical support across many diverse customer segments.
The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. Products reach customers through an integrated network of more than 15,000 employees and approximately 1,100 locations including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. The Company's product and service offering, full range of supply modes, national scale and strong local presence offer a competitive edge to its diversified base of more than one million customers.
The Company's consolidated net sales were $4.75 billion, $4.25 billion and $3.88 billion in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The Company's operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and several European countries. Revenues derived from foreign countries, based on the point of sale, were $83 million, $75 million and $77 million in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Long-lived assets attributable to the Company's foreign operations represent less than 4% of the consolidated total long-lived assets of the Company and were $146 million, $142 million and $141 million at March 31, 2012, 2011 and 2010, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets.
Since its inception, the Company has made over 400 acquisitions. During fiscal 2012, the Company acquired eight businesses with aggregate historical annual sales of approximately $106 million. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”), Pain Enterprises, Inc. (“Pain”) and Industrial Welding Supplies of Hattiesburg, LLC (d/b/a “Nordan Smith”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. Nordan Smith was a Mississippi-based industrial gas and welding supply distributor with 17 locations throughout Mississippi, Arkansas and Alabama with historical annual sales of approximately $31 million. A total of $160 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution. See Note 3 to the Company's Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.
The Company has two reportable segments, Distribution and All Other Operations. The Distribution business segment primarily engages in the distribution of industrial, medical and specialty gases and hardgoods, and in the production of gases to supply the regional distribution companies. The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 21 to the Company's Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company's business segments follows.
DISTRIBUTION BUSINESS SEGMENT
The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2012, 2011 and 2010.

Principal Products and Services
The Distribution business segment's principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company's air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment's business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 58%, 60% and 61% of the Distribution business segment's sales in fiscal years 2012, 2011 and 2010, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 42%, 40% and 39% of the Distribution business segment's sales in fiscal years 2012, 2011 and 2010, respectively.
Principal Markets and Methods of Distribution
The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. Airgas' market focus has primarily been on packaged gas distribution, supplying customers with product in gaseous form in cylinders, liquid form in dewars, and less-than-truckload liquid bulk quantities. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for packaged gases and welding hardgoods to have been approximately $13 billion in annual revenue during its fiscal 2012. Packaged gases and welding hardgoods are generally delivered to customers on Company-owned or leased trucks, although third-party carriers are also used in the delivery of welding and safety products, and customers can purchase products through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors.
Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with an estimated 25% market share. The Company's competitors in this market include local and regional independent distributors that account for about half of the market's annual revenues, and vertically integrated gas producers, which account for the remainder of the market. Packaged gas distribution is a localized business because it is generally not economical to transport gas cylinders more than 50 to 100 miles. The localized nature of the business makes these markets highly competitive and competition is generally based on reliable product delivery, product availability, technical support, quality and price.
Customer Base
The Company's operations are predominantly in the United States. The Company's customer base is diverse and sales are not dependent on a single or small group of customers. The Company's largest customer accounts for approximately 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its net sales:
Repair & Maintenance (28%)
Industrial Manufacturing (27%)
Energy and Infrastructure Construction (9%)
Medical (9%)
Petrochemical (7%)
Food and Beverage (6%)
Retail and Wholesale (3%)
Analytical (3%)
Utilities (2%)
Transportation (2%)
Other (4%).
Supply
The Company's atmospheric gas production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest producer of atmospheric gases in North America. In addition, the Company purchases atmospheric and other gases pursuant to contracts with national and regional producers of industrial gases. The Company is party to a long-term take-or-pay supply agreement in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk liquid nitrogen, oxygen and argon, as well as helium and hydrogen gas. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with The Linde Group, AG (“Linde AG”) to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $41 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. The agreements expire at various dates through 2024, and annual purchases under these contracts are approximately $20 million. The annual purchase commitments above reflect future minimum purchase commitments at current pricing.
The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company's normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. If a long-term supply agreement with a major supplier of gases or other raw materials was terminated, the Company would look to utilize available internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
ALL OTHER OPERATIONS
The All Other Operations business segment consists of six business units, which in aggregate accounted for approximately 10% of sales in each of the fiscal years 2012, 2011 and 2010. The primary products manufactured and/or distributed are carbon dioxide, dry ice (solid form of carbon dioxide), nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments.
Carbon Dioxide & Dry Ice
Airgas is a leading supplier of liquid carbon dioxide and dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within this business, as the Company generally experiences a higher level of dry ice sales during the warmer months. With 14 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the United States. Additionally, Airgas operates eight carbon dioxide production facilities. The Company's carbon dioxide production capacity is supplemented by long-term take-or-pay supply contracts.
Nitrous Oxide
Airgas is the largest manufacturer of nitrous oxide gas in the U.S., with three nitrous oxide production facilities operated by the Company. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and in the manufacturing process of certain electronics industries. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.
Specialty Products
Airgas Specialty Products is a distributor of anhydrous and aqua ammonia. Industrial ammonia applications primarily include the abatement of nitrogen oxide compounds in the utilities industry (“DeNOx”), chemicals processing, commercial refrigeration, water treatment and metal treatment. Airgas Specialty Products operates 29 distribution facilities across the U.S. and purchases ammonia from suppliers under agreements.
Refrigerants
Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. Airgas purchases and distributes refrigerants and provides technical and refrigerant reclamation services. The primary focus of the refrigerants business is on the sale and distribution of refrigerants, with a varied customer base that includes small and large HVAC contractors and distributors, facility owners, transportation companies, manufacturing facilities and government agencies. The refrigerants business typically experiences some seasonality, with higher sales levels during the warmer months as well as during the March and April timeframe in preparation for the cooling season.
AIRGAS GROWTH STRATEGIES
The Company's primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company's infrastructure and customer base, by pursuing acquisitions in the

Company's core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:

•
a customer-centric sales and marketing alignment that provides leadership and strategic support throughout all sales channels, particularly the strategic accounts program, allowing the Company to leverage its unique combination of products, application technology and service, as well as its unrivaled national foot print;

•
strategic products, which have strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof (e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products);

•	enhanced training, tools and resources for all associates, including installing a new enterprise information system (“SAP”);

•
the alignment of its twelve regional distribution companies into four new divisions, the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”) and a related change in its legal entity structure, allowing the Company to more effectively utilize its resources across regional company boundaries and to form an operating structure that will help leverage the full benefits of the new SAP platform;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	acquisitions to complement and expand its business and to leverage its significant platform.
REGULATORY AND ENVIRONMENTAL MATTERS
The Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2012 were not material.
INSURANCE
The Company has established insurance programs to cover workers' compensation, business automobile and general liability claims. During fiscal 2012, 2011 and 2010, these programs had deductible limits of $1 million per occurrence and costs related to the programs were approximately 0.6% of sales during each of these years. For fiscal 2013, the deductible limits will remain at $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company's historical loss experience.
EMPLOYEES
On March 31, 2012, the Company employed more than 15,000 associates. Less than 5% of the Company's associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
The Company holds the following trademarks: “Airgas,” “Airgas National Welders,” “Airgas National Carbonation,” “Airgas National Cryogenics,” “Airgas Total Access,” “Airgas Retail Solutions,” “AcuGrav,” “AIM,” “AiRx,” “AIR BOSS,” “Aspen,” “Aspen Refrigerants,” “Any Refrigerant, Any Place, Any Time,” “For All Your Refrigerant Needs,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Gaspro,” “GAIN,” “MasterCut,” “Walk- O2 -Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “OUTLOOK,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” “UNATIG,” “EZ-Cyl,” “FreezeRight,” “Freshblend,” “Reklaim,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You're Ready To Weld,” “WelderHelper” and “Your Total Ammonia Solution” and a service mark for “You'll find it with us.”
The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	62	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	61	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	55	Senior Vice President and Chief Financial Officer
Andrew R. Cichocki	49	Senior Vice President - Distribution Operations and Business Process Improvement
Robert A. Dougherty	54	Senior Vice President and Chief Information Officer
Leslie J. Graff	51	Senior Vice President - Corporate Development
Ronald J. Stark	48	Senior Vice President - Sales and Marketing
Dwight T. Wilson	56	Senior Vice President - Human Resources
Robert H. Young, Jr.	61	Senior Vice President and General Counsel
Max D. Hooper	52	Division President - West
Terry L. Lodge	55	Division President - Central
B. Shaun Powers	60	Division President - North
Michael E. Rohde	65	Division President - South
Thomas S. Thoman	49	Division President - Gases Production
Thomas M. Smyth (1)	58	Vice President and Controller

(1)	Mr. Smyth serves as the Company's Principal Accounting Officer, but he is not an executive officer.
Mr. McCausland has been an Airgas director from June 1986 until September 15, 2010 and from September 23, 2010 to the present and served as Chairman of the Board from 1987 to September 15, 2010 and from August 29, 2011 to the present. Mr. McCausland has also served as the Chief Executive Officer of Airgas since May 1987 and President of Airgas from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999 and from January 2005 to the present. Effective immediately following the Annual Meeting of Stockholders to be held in mid-August 2012 (the “2012 Annual Meeting”), Mr. McCausland will transition from Chairman, President and Chief Executive Officer of Airgas to Executive Chairman. Mr. McCausland serves as a director of the Fox Chase Cancer Center, the Independence Seaport Museum and The Philadelphia Orchestra. Mr. McCausland also serves on the Board of Visitors of the Boston University School of Law and the College of Arts and Sciences of the University of South Carolina.
Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President - Hardgoods Operations from August 1999 to January 2005 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. (“National Welders”) from 1991 to 1997. Effective immediately following the 2012 Annual Meeting, Mr. Molinini will transition from Executive Vice President and Chief Operating Officer to President and Chief Executive Officer.
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
Mr. Cichocki has been Senior Vice President - Distribution Operations and Business Process Improvement since August 2011. From July 2008 to July 2011, he was Division President - Process Gases and Chemicals. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas' joint venture, National Welders, from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and for ten years as Vice President of Corporate Development.
Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from 1998 to 2000 and as Director of Information Systems from 1993 to 1998 at Subaru of America, Inc.
Mr. Graff has been Senior Vice President - Corporate Development since August 2006. Prior to that, Mr. Graff held various management positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President - Corporate Development and Vice President - Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff worked for KPMG LLP from 1983 to 1989.

Mr. Stark was named Senior Vice President - Sales and Marketing in July 2009 and previously served as President, Airgas North Central, since joining Airgas in 2003. Mr. Stark began his career at Union Carbide - Linde Division (now Praxair) in 1985 and advanced through a series of positions in applications engineering and key account management. In 1992, he joined MVE, a Minnesota-based supplier of cryogenic storage and distribution technology, and advanced to vice president and general manager of the industrial gases market. After Chart Industries acquired MVE in 1999, Mr. Stark became president of Chart's Distribution and Storage Group and held that post until joining Airgas.
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
Mr. Lodge has been Division President - Central since July 2011.  Prior to that time, Mr. Lodge was President of Airgas Mid South from November 2007, Vice President - Western Division from January 2005 to November 2007 and CFO for Airgas Mid South from August 1994 to January 2005.  Prior to joining Airgas, Mr. Lodge was the CFO for The Jimmie Jones Company, an independent distributor acquired by Airgas in 1994 where he originally started his career in the industrial gas industry in 1979.
Mr. Powers has been Division President - North since July 2011. Prior to that time, Mr. Powers was Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.
Mr. Rohde has been Division President - South since July 2011.  Prior to that time, Mr. Rohde served as Senior Vice President - Distribution Operations and President - Airgas South since joining Airgas in 1999.  Mr. Rohde was Senior Vice President with Matheson Tri-Gas from 1995 until joining Airgas.  He has over 35 years experience in the industrial gas industry.
Mr. Thoman has been Division President - Gases Production since July 2011.  Prior to that time, Mr. Thoman served as Senior Vice President - Tonnage and Merchant Gases and President - Airgas Merchant Gases since 2007.  Leading up to that time, Mr. Thoman served in key corporate roles including Vice President - Gases, which focused on the Company's gases supply chains, product sourcing, marketing, product management and business development.  He has been with Airgas nearly 11 years and in the industrial gas industry for 23 years.
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
COMPANY INFORMATION
The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company's website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day that they are filed with or furnished to the SEC.
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company's website, under the link “Corporate Governance” in the “Investors” section. Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company's Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: (866) 816-4618
Corporate Governance Guidelines
The Company has Corporate Governance Guidelines as well as charters for its Audit Committee, Finance Committee and Governance & Compensation Committee. These documents are available on the Company's website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company's Investor Relations department at the address and phone number noted above.
Certifications
The Company has filed certifications of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2012, 2011 and 2010.

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
Demand for our products depends in part on the general economic conditions affecting the United States and, to a lesser extent, the rest of the world. Although our diverse product offering and customer base help provide some stability to our business in difficult times, a broad decline in general economic conditions could result in customers postponing capital projects and could negatively impact the demand for our products and services as well as our customers' ability to fulfill their obligations to us. Falling demand could lead to lower sales volumes, lower pricing and/or lower profit margins. A protracted period of lower product demand and profitability could result in diminished values for both tangible and intangible assets, increasing the possibility of future impairment charges. Further, suppliers could be impacted by an economic downturn, which could impact their ability to fulfill their obligations to us. If economic conditions deteriorate, our operating profit, financial condition and cash flows could be adversely affected.
Our financial results may be adversely affected by gas supply disruptions/constraints.
We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally, we operate 16 air separation plants, 13 acetylene plants and eight carbon dioxide liquification plants, which provide us with substantial production capacity. Our long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of raw materials and certain products. Consequently, we may not be able to obtain the products required to meet our customers' demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. In the past, when we have experienced supply shortages, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity. The industrial gas industry, including Airgas, is currently experiencing shortfalls in the supply of helium due to shortages of helium from global sources and disruptions in crude helium production, resulting in a decrease in the Company's allocations from its suppliers. Although the Company is working to arrange for alternative supplies, and has instituted product allocations and price increases in order to meet customer demand, we cannot assure you that we will be as successful in arranging sufficient alternative product supplies or passing the additional cost on to customers, which could have an adverse financial impact on our operations. Sales of helium represent approximately 3% of the Company's consolidated net sales.
We face risks in connection with our current project to install a new enterprise information system for our business.
We continue our phased SAP implementation for many aspects of our business, with more than half of the Company's business operating on SAP. We may experience disruptions in our business operations related to this implementation effort. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, a reduction in our ability to process transactions, harm to our control environment and unanticipated increases in costs.
We face risks in connection with our new divisional alignment and restructuring of our accounting and certain administrative functions.
In May 2011 in conjunction with the SAP implementation, we announced that we will consolidate the accounting and certain administrative functions of our twelve regional distribution companies into four Business Support Centers. Historically, each of the regional distribution companies operated with its own accounting group and administrative functions. The consolidation of our regional company accounting and certain administrative functions is expected to support the net operating income benefits anticipated as part of the SAP project. However, the cost of such consolidation, which includes severance, transition staffing, relocation and other costs, could exceed our estimates and the implementation of the reorganization could be disruptive to ongoing operations. The administrative efficiencies, which we believe will result from the consolidation, may not be realized to the extent anticipated, thereby reducing the operating income benefit.

We face risks that the full amount and/or timing of the anticipated net operating income benefits from our SAP implementation may not be realized.
We have announced expected incremental annual operating income benefits in the range of $75 to $125 million on an annual run-rate basis and that we expect to be in that benefit range by December 2013. However, unanticipated delays in the SAP system implementation could adversely affect the timing of when these benefits may be realized. In addition, adverse market conditions could slow anticipated accelerated sales growth, the realization of pricing management benefits and attainment of administrative and operating efficiencies.
Catastrophic events and operating failures may disrupt our business and adversely affect our operating results.
Although our operations are widely distributed across the U.S., and safety is a primary focus in all we do, a catastrophic event such as a fire or explosion at one of the Company's facilities or a supplier's facility; or natural disasters, such as hurricanes, tornadoes and earthquakes; or an operating failure at one of our facilities or in connection with the delivery of our products could result in significant property losses, injuries and third-party claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs and increased bad debts.
U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.
As of March 31, 2012, we had total consolidated debt of approximately $2.2 billion, which had an average length to maturity of approximately three years. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and costly. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through derivative and diversified debt obligations, approximately 50% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Based on the Company’s outstanding borrowings at March 31, 2012, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.6 million.
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
The U.S. industrial gas industry operates in a highly competitive environment. Competition is generally based on price, reliable product delivery, product availability, technical support, quality and service. If we are unable to compete effectively with our competitors, we may suffer lower revenue and/or a loss of market share, which could result in lower profits and our financial condition and cash flows could be adversely affected.
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
We have successfully integrated over 400 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:

•	acquired companies may not have an internal control structure appropriate for a larger public company resulting in a need for significant revisions;

•	acquired operations, information systems and products may be difficult to integrate;

•	acquired operations may not achieve targeted synergies;

•	we may not be able to retain key employees, customers and business relationships of acquired companies; and

•	our management team may have its attention and resources diverted from ongoing operations.
We depend on our key personnel to manage our business effectively and they may be difficult to replace.
Our performance substantially depends on the efforts and abilities of our senior management team and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.
We are subject to litigation and reputational risk as a result of the nature of our business, which may have a material adverse effect on our business.
From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, vehicle accidents, contractual disputes or employment matters. The occurrence of any of these matters would also create possible damage to our reputation. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, results of operations or financial condition.
We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
We maintain insurance coverage for workers' compensation, business automobile and general liability claims with significant per claim deductibles. In the past, we have incurred significant workers' compensation, business automobile and general liability losses. Such losses could impact our profitability. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.
We are subject to environmental, health and safety regulations that generate ongoing costs and could subject us to liability.
We are subject to laws and regulations relating to health, safety and the protection of the environment and natural resources. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Business-Regulatory and Environmental Matters” above.
The issue of greenhouse gas emissions has been subject to increased scrutiny and public awareness, and may result in legislation, both internationally and in the U.S., to reduce its effects. Increased regulation of greenhouse gas emissions could impose additional costs on us, both directly through new compliance and reporting requirements as well as indirectly through increased industrial gas and energy costs. Until such time as any new legislation is passed, it will remain unclear as to what industries would be impacted, the period of time within which compliance would be required, the significance of the greenhouse gas emissions reductions and the costs of compliance. Although we do not believe that increased greenhouse gas emissions regulation will have a material adverse effect on our financial condition, results of operations or liquidity, we cannot provide assurance that such costs will not increase in the future or will not become material.
Recent health care legislation in the United States contains provisions that will significantly impact government reimbursement of health care costs. Many of these provisions will be effective in future years. Therefore, this legislation's impact on our health care customers and the products and services we offer them is unclear and may be detrimental. We continue to monitor developments with respect to this evolving legislation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company operates in 49 states, Canada and to a lesser extent Mexico, Russia, Dubai and Europe. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
The Company's Distribution business segment operates a network of multiple use facilities consisting of more than 875 branches, approximately 300 cylinder fill plants, 67 regional specialty gas laboratories, 11 national specialty gas laboratories, one research and development center, two specialty gas equipment centers, 13 acetylene plants and 16 air separation units, as well as six national hardgoods distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in 49 states and internationally in Canada, Mexico, Russia, Dubai and Europe. The Company owns approximately 46% of these facilities. The remaining facilities are primarily leased from unrelated third parties. A limited number of facilities are leased from employees, generally former owners of acquired businesses, and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.
The Company's All Other Operations business segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 75 branch/distribution locations, eight liquid carbon dioxide and 14 dry ice production facilities, and three nitrous oxide production facilities. The Company owns approximately 24% of these facilities. The remaining facilities are leased from unrelated third parties.
During fiscal 2012, the Company's production facilities operated at approximately 72% of capacity based on an average daily production period of 14 hours. If required, additional shifts could be run to expand production capacity.
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

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2010 to March 31, 2012:

	High	Low	Dividends Per Share
Fiscal 2012
First Quarter	$70.04	$65.80	$0.29
Second Quarter	70.72	58.50	0.32
Third Quarter	80.22	62.47	0.32
Fourth Quarter	89.43	77.02	0.32

Fiscal 2011
First Quarter	$64.40	$59.79	$0.22
Second Quarter	68.04	62.04	0.25
Third Quarter	71.00	61.10	0.25
Fourth Quarter	66.78	60.87	0.29
The closing sale price of the Company's common stock on May 25, 2012, as reported by the New York Stock Exchange, was $87.77 per share. As of May 21, 2012, there were 520 stockholders of record, a number that by definition does not count those who hold the Company's stock in street name including the many employee owners under the Airgas Employee Stock Purchase Plan.

On May 3, 2012, the Company's Board of Directors declared a regular quarterly cash dividend of $0.40 per share, which is payable on June 29, 2012 to stockholders of record as of June 15, 2012. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.
Stockholder Return Performance Presentation
Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Chemicals Index for the five-year period that began April 1, 2007 and ended March 31, 2012.
The Company believes the use of the S&P 500 Index and the S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size to Airgas.

	March 31	2007	2008	2009	2010	2011	2012
t	Airgas, Inc.	100.00	108.74	81.94	156.57	166.02	226.16
■	S&P 500 Index	100.00	94.92	58.77	88.02	101.79	110.48
Å	S&P 500 Chemicals	100.00	117.52	73.89	105.72	135.16	143.31
The graph above assumes that $100 was invested on April 1, 2007 in Airgas, Inc. common stock, the S&P 500 Index and the S&P 500 Chemicals Index.

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements and notes thereto included in Item 8 herein.

	Years Ended March 31, (1)
(In thousands, except per share amounts):	2012 (2)		2011 (3)	2010 (4)	2009	2008 (5)
Operating Results:
Net sales	$4,746,283		$4,251,467	$3,875,153	$4,361,479	$4,028,253
Depreciation and amortization	$270,285		$250,518	$234,949	$220,795	$189,775
Operating income	$556,221		$469,191	$399,544	$526,784	$476,720
Interest expense, net	66,337		60,054	63,310	84,395	89,485
Discount on securitization of trade receivables	—	—	—	5,651	10,738	17,031
Losses on the extinguishment of debt	—		4,162	17,869	—	—
Other income (expense), net	2,282		1,958	1,332	(382)	1,454
Income taxes	178,792		156,669	117,780	169,016	144,532
Minority interest in earnings of consolidated affiliate	—		—	—	—	(3,230)
Net earnings	$313,374		$250,264	$196,266	$262,253	$223,896
Net Earnings Per Common Share:
Basic earnings per share	$4.09		$3.00	$2.39	$3.20	$2.75
Diluted earnings per share	$4.00		$2.94	$2.34	$3.13	$2.66
Dividends per common share declared and paid (6)	$1.25		$1.01	$0.76	$0.56	$0.39
Balance Sheet and Other Data at March 31:
Working capital	$344,157		$566,015	$244,754	$305,559	$139,524
Total assets	5,320,585		4,945,754	4,504,994	4,435,427	3,994,465
Short-term debt	388,452		—	—	—	—
Current portion of long-term debt	10,385		9,868	10,255	11,058	40,400
Long-term debt, excluding current portion	1,761,902		1,842,994	1,499,384	1,750,308	1,539,648
Deferred income tax liability, net	793,957		726,797	655,920	580,266	442,582
Other non-current liabilities	84,419		70,548	72,972	79,231	80,104
Stockholders' equity	1,750,258		1,740,912	1,801,076	1,577,321	1,417,737
Capital expenditures for years ended March 31,	356,514		256,030	252,828	351,912	267,378
____________________

(1)
Certain amounts have been adjusted for the Company's retrospective application of the change in the method of accounting for the portion of the Company's hardgoods inventory valued using the last-in, first-out (“LIFO”) inventory costing method to the average-cost method. The impact of this change was immaterial to the operating results and financial position for all periods presented. See Note 4 to the Company's Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” for further information.

(2)
The results for fiscal 2012 include the following: $24.4 million ($15.6 million after tax) or $0.19 per diluted share of restructuring and other special charges, $7.9 million ($5.0 million after tax) or $0.06 per diluted share in benefits from lower than previously estimated net costs related to a prior year unsolicited takeover attempt, $4.3 million ($2.7 million after tax) or $0.04 per diluted share in multi-employer pension plan withdrawal charges, and $4.9 million or $0.06 per diluted share of income tax benefits related to the LLC reorganization as well as a true-up of the Company's foreign tax liability. Additionally, during fiscal 2012, the Company commenced a $750 million commercial paper program supported by its revolving credit facility. The Company has used proceeds under the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. Borrowings under the commercial paper program are classified as short-term debt on the Company's Consolidated Balance Sheet, which led to a $388 million decrease in both working capital and long-term debt in the table above.

(3)
The results for fiscal 2011 include $44.4 million ($28.0 million after tax) or $0.33 per diluted share in costs related to an unsolicited takeover attempt and $4.6 million ($2.8 million after tax) or $0.03 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2011 are a charge of $4.2 million ($2.6 million after tax) or $0.03 per diluted share for the early extinguishment of debt and a one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share related to the late removal of the restrictive legend on the Company's 7.125% senior subordinated notes. On April 1, 2010, the Company adopted a new accounting standard for transfers of financial assets, which affected the accounting treatment of its trade receivables securitization program. The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition, in fiscal 2011, of both the trade receivables securitized under the program and the borrowings they collateralize, which led to a $295 million increase in working capital, total assets and long-term debt in the table above. With respect to the Company's operating results, the amounts previously recorded within the line item “Discount on securitization of trade receivables” are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company's consolidated net earnings as a result of the change in accounting principle.

(4)
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

(5)
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

(6)	The Company's quarterly cash dividends paid to stockholders for the years presented above are disclosed in the following table:

	Years Ended March 31,
	2012	2011	2010	2009	2008
First Quarter	$0.29	$0.22	$0.18	$0.12	$0.09
Second Quarter	0.32	0.25	0.18	0.12	0.09
Third Quarter	0.32	0.25	0.18	0.16	0.09
Fourth Quarter	0.32	0.29	0.22	0.16	0.12
Fiscal Year	$1.25	$1.01	$0.76	$0.56	$0.39
On May 3, 2012, the Company's Board of Directors declared a regular quarterly cash dividend of $0.40 per share, which is payable on June 29, 2012 to stockholders of record as of June 15, 2012. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS: 2012 COMPARED TO 2011

OVERVIEW
Airgas had net sales for the year ended March 31, 2012 (“fiscal 2012” or “current year”) of $4.7 billion compared to $4.3 billion for the year ended March 31, 2011 (“fiscal 2011” or “prior year”), an increase of 12%. Total same-store sales increased 10%, with hardgoods up 14% and gas and rent up 7%. Acquisitions contributed 2% sales growth in the current year. The same-store sales growth for the current year was driven by both volume and price, with sales volumes up 6% and pricing up 4%. The increase in sales volumes reflects strength in the Company’s manufacturing, petrochemical and energy customers, with relative outperformance in the hardgoods business on the strength of welding and automation equipment sales. Higher pricing reflects a broad-based price increase on gas and rent effective March 1, 2011 and, to a lesser extent, an additional price increase on gas and rent effective December 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs as well as support ongoing investments in production and distribution capabilities to support and efficiently meet the growing demands of the Company's customers.
The consolidated gross profit margin (excluding depreciation) in the current year was 54.2%, a decline of 80 basis points from the prior year, reflecting continued outperformance of hardgoods sales, a mix shift within hardgoods to lower-margin welding and automation equipment, and an increase in sales to large customers that generally carry lower gross profit margins (excluding depreciation) and a lower net cost to serve.
The Company’s operating income margin increased to 11.7%, a 70 basis-point improvement over the prior year. Additionally, the current and prior year's operating income margins were burdened by 50 basis points and 120 basis points, respectively, of net special charges. The current year also included a 70 basis-point negative impact from SAP (see Enterprise Information System section below) implementation costs and depreciation expense compared to only 40 basis-points of such SAP costs in the prior year.
Net earnings per diluted share rose to $4.00 in the current year versus $2.94 in the prior year. Net earnings per diluted share in the current year reflect the benefit of the Company’s two recently completed share repurchase programs, which offset $0.20 per diluted share of incremental SAP implementation costs and depreciation expense. Net earnings per diluted share in the current and prior years included net special charges of $0.11 and $0.41 per diluted share, respectively. Net special charges in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2012	2011
Restructuring and other special charges	$0.19	$—
Costs (benefits) related to unsolicited takeover attempt	(0.06)	0.33
Multi-employer pension plan withdrawal charges	0.04	0.03
Losses on the extinguishment of debt	—	0.03
One-time interest penalty	—	0.02
Income tax benefits	(0.06)	—
Special charges, net	$0.11	$0.41
Enterprise Information System
The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system during the current year. At this stage in the Company's phased implementation, each of its four BSCs, into which the regional company accounting and administrative functions will be consolidated upon converting to SAP, are firmly in place. Through March 31, 2012, the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses and five regional distribution companies to the SAP platform. Two additional regional distribution company conversions are scheduled for the first quarter of the year ending March 31, 2013 (“fiscal 2013”).
The Company expects to have eleven of its twelve regional distribution companies converted to SAP by the end of calendar year 2012. The remaining regional company will be converted in the first quarter of calendar 2013.

With more than half of the Company's business operating on SAP, the Company believes the implementation risk associated with the remaining business units has been significantly diminished and is beginning to focus more on attaining benefits. The Company incurred the highest level of expenses related to the SAP implementation in fiscal 2012, as the first five of the regional distribution companies, including all four BSCs, were converted during this period. Total implementation costs and depreciation expense related to the SAP system were $0.34 and $0.14 per diluted share for the years ended March 31, 2012 and 2011, respectively, and such costs, net of expected benefits, are estimated to be in the range of $0.12 to $0.16 per diluted share for the year ending March 31, 2013. The Company expects the combination of lower implementation costs and the increase in SAP-related benefits to yield year-over-year earnings accretion of between $0.18 and $0.22 per diluted share in fiscal 2013 above and beyond the Company's base business performance.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, price management, and administrative and operating efficiencies. By December 2013, the Company expects these areas alone to have yielded a minimum of $75 million in annual run-rate operating income benefits. Further economic benefits are expected to be identified as the implementation progresses.
New Divisional Alignment and LLC Formation
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas' distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which the Company is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
During the current year, the Company recorded restructuring and other related costs of $20.2 million associated with the Company's organization and legal entity changes. Of this amount, total restructuring costs of $14.5 million were recorded in the current year, primarily consisting of a $13.3 million restructuring charge for severance benefits. The Company also incurred $5.7 million of other costs related to the divisional realignment and LLC formation, primarily related to transition staffing for the BSCs, legal costs and other expenses. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, legal, relocation and other costs, of approximately $8 million.
Acquisitions
During the year ended March 31, 2012, the Company purchased eight businesses with aggregate historical annual sales of approximately $106 million. The largest of these businesses were ABCO, Pain and Nordan Smith. ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. Nordan Smith was a Mississippi-based industrial gas and welding supply distributor with 17 locations throughout Mississippi, Arkansas and Alabama with historical annual sales of approximately $31 million.
Stock Repurchase Programs
During the three months ended June 30, 2011, the Company completed a $300 million share repurchase program announced on May 5, 2011, repurchasing 4.46 million shares on the open market at an average price of $67.19. During the fourth quarter of the prior year, the Company also completed a $300 million share repurchase program by repurchasing 4.78 million of its shares on the open market at an average price of $62.76.
Supply Constraints
The industrial gas industry is working through supply constraints related to helium. Factors and events driving the helium shortage include a reduction in the amount of helium made available by the U.S. Bureau of Land Management from the Federal Helium Reserve (a major source of helium in North America), and shortfalls of helium from global sources accelerated by recent disruptions in crude helium production and limited liquefied natural gas demand and production. The Company's major helium suppliers have decreased their helium allocations to the Company. The Company is contesting the appropriateness of these allocations and is working to secure additional helium sources in order to meet customer demand. To help mitigate the financial impact to Airgas, the Company has instituted product allocations and price increases related to helium. Sales of helium represent approximately 3% of the Company's consolidated net sales.

Fiscal 2013 Outlook
The Company expects earnings per diluted share for fiscal 2013 in the range of $4.64 to $4.79. The earnings per diluted share range for fiscal 2013 includes an estimated $0.06 per diluted share of restructuring charges and related costs arising from the Company’s transition to BSCs and $0.12 to $0.16 per diluted share of implementation costs and depreciation expense, net of expected benefits, associated with the Company’s SAP implementation. The Company estimates same store sales growth for fiscal 2013 in the mid-to-upper single digits based on a continuation of recent business trends and continued modest expansion in U.S. industrial production activity.

STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2012 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2011
Results for the prior years were adjusted for the retrospective application of a change implemented in the current year in the Company's method of accounting for the small portion of its hardgoods inventory valued using the last-in, first-out (“LIFO”) to the average-cost method. The impact of this change was immaterial to the operating results for all periods presented. Business segment information and statement of earnings commentary related to the prior years have been recast to reflect the change in accounting principle.
Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses as “other” expenses that are not allocated to the Company’s business segments. Costs associated with the Company's withdrawal from various multi-employer pension plans (“MEPPs”) are also reported under selling, distribution and administrative expenses in the Other line item in the tables below. Additionally, the Company's restructuring and other special charges and the legal, professional and other costs incurred as a result of Air Products and Chemicals, Inc.'s (“Air Products”) unsolicited takeover attempt are not allocated to the Company’s business segments. These costs are also reflected in the Other line item in the tables below.
Net Sales
Net sales increased 12% to $4.7 billion for the current year compared to the prior year, driven by same-store sales growth of 10% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 14%. Same-store sales were driven by increased volumes of 6% and price of 4%. The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current year, sales of strategic products increased 8% on a same-store sales basis as compared to the prior year.
Strategic accounts also contributed to the increase in net sales for the year. Strategic accounts sales growth of 12% was primarily driven by new account signings across all customer segments and by increased activity in the Company's existing metal fabrication, oil and gas and chemical customer bases. The strategic accounts program, which now represents more than 20% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities.
The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Years Ended
Net Sales (In thousands)	March 31,
	2012	2011	Increase
Distribution	$4,234,869	$3,810,136	$424,733	11%
All Other Operations	549,213	472,054	77,159	16%
Intercompany eliminations	(37,799)	(30,723)	(7,076)
	$4,746,283	$4,251,467	$494,816	12%

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

Distribution business segment sales increased 11% compared to the prior year with an increase in same-store sales of 10% and incremental sales of 1% contributed by current and prior year acquisitions. Same-store sales growth for the Distribution business segment was driven by increased volumes of 6% and price of 4%. The Distribution business segment’s gas and rent same-store sales increased 7%, with volumes up 3% and pricing up 4%. Hardgoods same-store sales increased 14%, with volumes up 10% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers, while the increase in pricing was primarily driven by the March 1, 2011 and, to a lesser extent, December 1, 2011 price increases.
Sales of strategic gas products sold through the Distribution business segment in the current year increased 6% from the prior year. Among strategic gas products, bulk gas sales were up 7% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and stronger demand across most medical segments. Sales of specialty gases were up 5% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.
Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 16% in the current year, comparing favorably to the hardgoods same-store sales increase for the Distribution business segment of 14% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. The Company’s Radnor® private-label line was up 15% for the current year, driven by the overall increase in hardgoods volumes.
Revenues from the Company’s rental welder business experienced a 20% increase in same-store sales during the current year as compared to the prior year due to increased rental demand, reflecting strength in general outage work.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 16% in total and 10% on a same-store basis compared to the prior year, with incremental sales of 6% contributed by current and prior year acquisitions. The same-store sales increase was primarily driven by an increase in ammonia sales, which increased on both a volume and price basis.
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
Consolidated gross profits (excluding depreciation) increased 10% compared to the prior year, principally due to the same-store sales increase for the current year. The consolidated gross profit margin (excluding depreciation) in the current year declined 80 basis points to 54.2% compared to 55.0% in the prior year. The decline in consolidated gross profit margin (excluding depreciation) reflects the continued shift in sales mix towards hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent, a mix shift within hardgoods to lower-margin welding and automation equipment, and increased sales to large customers, which generally carry lower gross profit margins (excluding depreciation) than small customers but at a lower net cost to serve.

	Years Ended
Gross Profits (ex. Depr.) (In thousands)	March 31,
	2012	2011	Increase
Distribution	$2,316,761	$2,118,080	$198,681	9%
All Other Operations	254,092	220,107	33,985	15%
	$2,570,853	$2,338,187	$232,666	10%

The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 54.7% versus 55.6% in the prior year, a decrease of 90 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and lower-margin welding and automation equipment within hardgoods, as well as increased sales to larger customers. As a percentage of the Distribution business segment’s sales, gas and rent decreased 150 basis points to 58.1% in the current year as compared to 59.6% in the prior year.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 15% compared to the prior year. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 30 basis points to 46.3% in the current year from 46.6% in the prior year. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by lower margins in the ammonia business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $154 million, or 10%, in the current year as compared to the prior year. Contributing to the increase in SD&A expenses were $113 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $24 million of incremental operating costs associated with acquired businesses and $17 million of incremental costs associated with the SAP implementation. As a percentage of net sales, SD&A expenses decreased to 36.4% in the current year from 37.0% in the prior year.

	Years Ended
SD&A Expenses (In thousands)	March 31,		Increase
	2012	2011
Distribution	$1,528,215	$1,418,491	$109,724	8%
All Other Operations	162,205	134,578	27,627	21%
Other	37,349	21,003	16,346
	$1,727,769	$1,574,072	$153,697	10%

SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 21%, respectively, in the current year. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $14 million for the Distribution business segment and $10 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 110 basis points to 36.1% compared to 37.2% in the prior year driven by operating leverage on sales growth and by the shift in sales mix towards hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 100 basis points to 29.5% compared to 28.5% in the prior year primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.
SD&A Expenses – Other
Enterprise Information System
The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession. Through March 31, 2012, the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses and five regional distribution companies to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP implementation costs for the current year were $33.0 million as compared to $16.4 million in the prior year. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.
Multi-employer Pension Plan Withdrawals
Historically, the Company participated in several MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions were made to the plans in accordance with negotiated CBAs. The plans generally provided retirement benefits to participants based on their service to contributing employers.
In connection with the renewal of CBAs, the Company has been successful in negotiating its withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP's unfunded pension obligation, if any. The amount of the withdrawal liability assessed by a MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPP.
During the current year, the Company incurred MEPP withdrawal charges of $4.3 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. During the year ended March 31, 2011, the Company incurred MEPP withdrawal charges of $4.6 million. These charges are reflected in selling, distribution and administrative expenses. As of March 31, 2012, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the current year:

Year Ended
(In thousands)	March 31, 2012
Restructuring costs	$14,473
Other related costs	5,725
Asset impairment charges	$4,250
Total restructuring and other special charges	$24,448
Restructuring and Other Related Costs
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded $14.5 million in restructuring costs during the current year, primarily related to severance benefits to be paid out through fiscal 2014 and facility exit costs. Also during the current year, the Company incurred $5.7 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company's organizational and legal entity changes. The restructuring charges and other related costs were not allocated to the Company’s business segments.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the year ended March 31, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	1,143	14,473
Cash payments and other adjustments	(192)	(153)	(345)
Balance at March 31, 2012	$13,138	$990	$14,128

Asset Impairments
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the current year.
Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units (“ASUs”) over the long-term. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $1.8 million during the current year.
Total asset impairment charges for the current year were $4.3 million.
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

Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the current year, the Company recognized a $7.9 million benefit from lower than previously estimated net costs related to the Air Products' unsolicited takeover attempt of Airgas. During the prior year, the Company incurred $44.4 million of costs related to the unsolicited takeover attempt. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $20 million or 9%, to $245 million in the current year as compared to $225 million in the prior year. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $8 million of incremental depreciation expense related to the SAP enterprise information system and $4 million of additional depreciation expense on capital assets included in acquisitions. Total fiscal 2012 depreciation expense related to the SAP system of $10 million represents the expected full annual depreciation run-rate without the benefits associated with full implementation of the system. Amortization expense of $25 million in the current year was consistent with that of the prior year.
Operating Income
Consolidated operating income of $556 million increased 19% in the current year driven by operating leverage on organic sales growth and $52 million of lower costs related to the unsolicited takeover attempt, which offset $24 million of incremental SD&A and depreciation expense related to the SAP implementation and $24 million of restructuring and other special charges. The consolidated operating income margin increased 70 basis points to 11.7% from 11.0% in the prior year, reflecting the impact of the above items.

	Years Ended
Operating Income (In thousands)	March 31,
	2012	2011	Increase
Distribution	$542,684	$469,105	$73,579	16%
All Other Operations	67,464	65,495	1,969	3%
Other	(53,927)	(65,409)	11,482
	$556,221	$469,191	$87,030	19%

Operating income in the Distribution business segment increased 16% in the current year. The Distribution business segment’s operating income margin increased 50 basis points to 12.8% compared to 12.3% in the prior year. The operating income margin increase was driven by operating leverage on organic sales growth in the current year, which more than offset higher variable costs associated with sales growth.
Operating income in the All Other Operations business segment increased 3% compared to the prior year. The All Other Operations business segment’s operating income margin of 12.3% decreased by 160 basis points compared to the operating income margin of 13.9% in the prior year.
Interest Expense, Net and Losses on the Extinguishment of Debt
Interest expense, net, was $66 million in the current year, representing an increase of $6 million, or 10%, compared to the prior year. The overall increase in interest expense, net, resulted primarily from higher average debt balances in the current period as compared to the prior year period, primarily reflecting the impact of stock repurchases and acquisitions.
In September 2010, the Company replaced its then existing senior credit facility with a new credit facility. As a result of the early termination of the prior credit facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during the prior year period. Additionally, the Company repurchased $30 million of its 7.125% senior subordinated notes due October 1, 2018 (the “2018 Notes”) during the prior year period. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million during the prior year period. The losses reflected the redemption premiums as well as the write-off of the associated unamortized debt issuance costs.

Income Tax Expense
The effective income tax rate was 36.3% of pre-tax earnings in the current year compared to 38.5% in the prior year. The decrease in effective income tax rates was due in part to the Company's recognition of a $4.9 million tax benefit (which reduced the effective income tax rate by approximately 1%) related to the LLC reorganization as well as a true-up of its foreign tax liabilities. As a result of the Company's operating realignment into four divisions, the Company initiated a related change in its legal entity structure in which the majority of Airgas' distribution businesses have merged or will merge into a single LLC, leading to the realization of certain state tax benefits that previously required a valuation allowance. The Company expects the effective income tax rate for fiscal 2013 to be between 37.5% and 38.0% of pre-tax earnings.
Net Earnings
Net earnings per diluted share rose 36% to $4.00 in the current year compared to $2.94 in the prior year. Net earnings were $313.4 million compared to $250.3 million in the prior year. Net earnings per diluted share in the current and prior year periods included net special charges aggregating to $0.11 and $0.41 per diluted share, respectively. Net special charges in each period consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2012	2011
Restructuring and other special charges	$0.19	$—
Costs (benefits) related to unsolicited takeover attempt	(0.06)	0.33
Multi-employer pension plan withdrawal charges	0.04	0.03
Losses on the extinguishment of debt	—	0.03
One-time interest penalty	—	0.02
Income tax benefits	(0.06)	—
Special charges, net	$0.11	$0.41

RESULTS OF OPERATIONS: 2011 COMPARED TO 2010
OVERVIEW
Airgas had net sales for fiscal 2011 of $4.3 billion compared to $3.9 billion for the fiscal year ended March 31, 2010 (“fiscal 2010”), an increase of 10%. Total same-store sales increased 8%, with hardgoods up 11% and gas and rent up 7%. Acquisitions contributed 2% sales growth in fiscal 2011. The same-store sales growth for fiscal 2011 was driven by both volume and price, with sales volumes up 5% and pricing up 3%. The increase in sales volumes reflects accelerating growth in the Company's core business on strength in the manufacturing, utilities and petrochemical customer segments, as the manufacturing recovery that began in the central regions of the U.S. among the Company's larger customers expanded more broadly throughout the country and to smaller manufacturers. The Company's medical business also began to accelerate, and the Company experienced increased activity in customers using Airgas' products and services for repair and maintenance operations. The increase in pricing reflects a broad-based price increase on gas, rent and hardgoods effective June 1, 2010, and to a lesser extent, a price increase on gas, rent and other service charges on March 1, 2011. The pricing actions were designed to offset rising product, operating and distribution costs.
The Company's operating income margin increased 70 basis points to 11.0% in fiscal 2011 compared to 10.3% in fiscal 2010. Fiscal 2011's operating income margin reflected a 110 basis point improvement in the operating income margin driven by operating leverage on sales growth in fiscal 2011, offset by $44.4 million in costs related to Air Products' unsolicited takeover attempt and $4.6 million in charges related to the Company's withdrawal from some of its MEPPs, which together reduced the Company's operating income margin by 120 basis points. The Company's operating income margin in fiscal 2010 reflected the impact of $23.4 million in costs related to Air Products' unsolicited takeover attempt and $6.7 million in MEPP withdrawal charges, which reduced fiscal 2010's operating income margin by 80 basis points.
Net earnings per diluted share rose 26% to $2.94 in fiscal 2011 versus $2.34 in fiscal 2010. Net earnings per diluted share in fiscal 2011 included special charges aggregating to $0.41 per diluted share comprised of $0.33 per diluted share in costs related to the unsolicited takeover attempt, $0.03 per diluted share in MEPP withdrawal charges, $0.03 per diluted share in losses on the extinguishment of debt and $0.02 per diluted share for a one-time interest penalty. Net earnings per diluted share in fiscal 2010 included net special charges aggregating to $0.34 per diluted share comprised of $0.18 per diluted share in costs related to the unsolicited takeover attempt, $0.05 per diluted share in MEPP withdrawal charges, $0.14 per diluted share in losses on the extinguishment of debt and a $0.03 per diluted share income tax benefit associated with the reorganization of certain facilities within the All Other Operations business segment. The special charges reduced reported net earnings per diluted share by 12% in fiscal 2011 and 13% in fiscal 2010.
STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2011 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2010
Net Sales
Net sales increased 10% to $4.3 billion for fiscal 2011 compared to fiscal 2010, driven by same-store sales growth of 8% and incremental sales of 2% contributed by acquisitions. Gas and rent same-store sales increased 7% and hardgoods increased 11%. Same-store sales were driven by increased volumes of 5% and price of 3%.
Strategic products account for more than 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company's core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For fiscal 2011, sales of strategic products increased 9% on a same-store sales basis as compared to fiscal 2010, which was slightly stronger than the overall same-store sales increase of 8%.

Net Sales (In thousands)	Years Ended
	March 31,
	2011	2010	Increase
Distribution	$3,810,136	$3,478,475	$331,661	10%
All Other Operations	472,054	420,941	51,113	12%
Intercompany eliminations	(30,723)	(24,263)	(6,460)
	$4,251,467	$3,875,153	$376,314	10%
Distribution business segment sales increased 10% compared to fiscal 2010 with an increase in same-store sales of 8% and incremental sales of 2% contributed by fiscal 2011 and fiscal 2010 acquisitions. The Distribution business segment's gas and rent same-store sales increased 6% with volumes and pricing each up 3%. Hardgoods same-store sales increased 11% with volumes up 9% and pricing up 2%. Both gas and rent and hardgoods volumes reflect the overall improvement in economic activity, while the increase in pricing was primarily driven by the June 1, 2010 and March 1, 2011 price increases.
Sales of strategic gas products sold through the Distribution business segment in fiscal 2011 increased 8% from fiscal 2010. Among strategic gas products, bulk gas sales were up 10% as bulk sales to industrial manufacturing and petrochemical customers continued to recover, and bulk nitrogen for food-freezing applications continued to show strength. Sales of medical gases were up 4% as a result of new business signings, partially offset by a reduction in elective and non-critical medical procedures, which reduced overall demand. Sales of specialty gases were up 8% driven primarily by higher volumes and increased demand for core specialty gases. The rising demand for the Company's core specialty gases reflects further strengthening of the Company's market position in EPA protocols and other calibration gas mixtures, improving conditions in petrochemical markets and spot sales of certain rare gases in the fiscal second quarter.
Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company's Radnor® private-label brand product line. Safety product sales increased 13% in fiscal 2011, comparing favorably to the overall hardgoods same-store sales increase of 11% and reflecting broad-based increases that were most pronounced in the manufacturing customer base. The Company's Radnor® private-label line was up 15% for fiscal 2011, driven by the overall increase in hardgoods volumes.
Sales of core industrial gases, which experienced the sharpest volume declines during the recession, increased 6% in fiscal 2011 as compared to fiscal 2010, reflecting accelerating growth in the Company's core business. Revenues from the Company's rental welder business experienced a 5% decline in same-store sales during fiscal 2011 as compared to fiscal 2010, primarily as a result of continued weakness in non-residential construction.
The All Other Operations business segment sales increased 12% in total and on a same-store basis compared to fiscal 2010. The sales increase was driven by higher pricing and volumes for certain products in the refrigerants business and for ammonia used in DeNOx applications and chemicals processing, as well as higher volumes in the carbon dioxide and dry ice businesses.

Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 9% compared to fiscal 2010, principally due to the same-store sales increase in fiscal 2011. The consolidated gross profit margin (excluding depreciation) in fiscal 2011 declined 40 basis points to 55.0% compared to 55.4% in fiscal 2010. The decline in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward lower-margin hardgoods that is characteristic of an industrial economic recovery.

	Years Ended
Gross Profits (ex. Depr.) (In thousands)	March 31,
	2011	2010	Increase
Distribution	$2,118,080	$1,948,814	$169,266	9%
All Other Operations	220,107	198,419	21,688	11%
	$2,338,187	$2,147,233	$190,954	9%
The Distribution business segment's gross profits (excluding depreciation) increased 9% compared to fiscal 2010. The Distribution business segment's gross profit margin (excluding depreciation) was 55.6% versus 56.0% in fiscal 2010, a decrease of 40 basis points. The decline in the Distribution business segment's gross profit margin (excluding depreciation) largely reflects the shift in sales mix toward hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent. As a percentage of the Distribution business segment's sales, gas and rent decreased 120 basis points to 59.6% in the current year as compared to 60.8% in fiscal 2010.
The All Other Operations business segment's gross profits (excluding depreciation) increased 11% compared to fiscal 2010, primarily as a result of favorable pricing and product mix for the refrigerants, carbon dioxide and dry ice businesses. The All Other Operations business segment's gross profit margin (excluding depreciation) decreased 50 basis points to 46.6% in fiscal 2011 from 47.1% in fiscal 2010. The decrease in the All Other Operations business segment's gross profit margin (excluding depreciation) was primarily driven by higher costs in the ammonia business relative to pricing.
Operating Expenses
Consolidated SD&A expenses increased $85 million, or 6%, in fiscal 2011 as compared to fiscal 2010. Contributing to the increase in SD&A expenses were $65 million of higher variable costs associated with growing sales, such as sales commissions, performance bonuses, production overtime and distribution costs, approximately $13 million of incremental operating costs associated with acquired businesses and $9 million in incremental costs associated with the SAP implementation, slightly offset by $2 million of lower MEPP withdrawal charges. As a percentage of net sales, SD&A expense decreased 140 basis points to 37.0% compared to 38.4% in fiscal 2010 driven by operating leverage on sales growth and by the shift in sales mix to hardgoods, which carry lower operating expenses in relation to sales and corresponding lower gross margins. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company's withdrawal from various MEPPs in the Other line item in the table below.

	Years Ended
SD&A Expenses (In thousands)	March 31,
	2011	2010	Increase
Distribution	$1,418,491	$1,348,022	$70,469	5%
All Other Operations	134,578	127,250	7,328	6%
Other	21,003	14,033	6,970
	$1,574,072	$1,489,305	$84,767	6%
SD&A expenses in the Distribution and All Other Operations business segments increased 5% and 6%, respectively, in fiscal 2011. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, performance bonuses, production overtime and distribution costs, and approximately $13 million of incremental operating costs associated with acquired businesses, the majority of which was incurred in the Distribution business segment. As a percentage of Distribution business segment net sales, SD&A expense in the Distribution business segment decreased 160 basis points to 37.2% compared to 38.8% in fiscal 2010, driven by operating leverage on sales growth and by the shift in sales mix to hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expense in the All Other Operations business segment decreased 170 basis points to 28.5% compared to 30.2% in fiscal 2010, driven primarily by operating leverage on sales growth in the refrigerants, carbon dioxide and dry ice businesses.
Enterprise Information System
On July 5, 2010, the Company began its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units will implement the new system in succession, with the successful conversion of its Safety telesales and hardgoods infrastructure business to SAP. On April 4, 2011, the first regional distribution company successfully converted to SAP. SAP costs for fiscal 2011 were $16.4 million as compared to $7.4 million in fiscal 2010, primarily reflecting the post-implementation monitoring, training and operating activities following the rollout of SAP to the Company's Safety telesales and hardgoods infrastructure business, and pre-implementation data conversion and training related to the rollout of SAP to the first regional distribution company. These costs were recorded as SD&A expenses and were not allocated to the Company's business segments.
Multi-employer Pension Plan Withdrawals
MEPP withdrawal costs for fiscal 2011 were $4.6 million and related to the ratification of certain CBAs up for renewal as well as revised estimated withdrawal liabilities from two plan administrators. In connection with the renewal of certain labor contracts during fiscal 2010, the Company recognized MEPP withdrawal charges of $6.7 million in fiscal 2010. These charges were reflected in SD&A expenses and were not allocated to the Company's business segments.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company's outstanding shares of common stock. In connection with this unsolicited takeover attempt, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. In the suit, Air Products sought, among other things, an order declaring that members of the Company's Board breached their fiduciary duties by refusing to negotiate with Air Products. Additionally, a number of purported stockholder class action lawsuits were commenced against the Company and/or the members of the Airgas Board in the Delaware Court of Chancery. These suits, which were later consolidated, alleged, among other things, that the members of the Airgas Board breached their fiduciary duties by refusing to negotiate with Air Products, failing to seek more valuable alternatives and failing to redeem the Company's shareholder rights plan.
Air Products also initiated a proxy contest to elect three directors to Airgas' Board and to amend certain provisions of the Company's By-Laws. At the annual meeting of stockholders of the Company on September 15, 2010, the three nominees of Air Products were elected to the Company's Board of Directors and a majority of the shares voted, though less than 67% of the shares outstanding and entitled to vote, were voted in favor of the By-Law amendments proposed by Air Products. Airgas and certain of its directors initiated an action in the Delaware Court of Chancery alleging that the By-Law amendment requiring that an annual meeting be held on January 18, 2011, only four months after the September 15, 2010 annual meeting, was invalid under both Delaware law and Airgas' charter. In a ruling dated October 8, 2010, the Delaware Court of Chancery ruled that the By-Law amendment was valid. Airgas and the directors involved appealed that ruling to the Supreme Court of Delaware and on November 23, 2010, the Supreme Court of Delaware found that the By-Law amendment was invalid and reversed the judgment of the Court of Chancery.
On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and by the plaintiffs in the stockholder class action lawsuits, and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court's decision was filed by Air Products or the stockholder plaintiffs.
During fiscal 2011, the Company incurred $44.4 million of legal and professional fees and other costs related to Air Products' unsolicited takeover attempt and the related litigation compared to $23.4 million in fiscal 2010. The costs related to the unsolicited takeover attempt were reflected as a separate line item in the Company's Consolidated Statements of Earnings, and were not allocated to the Company's business segments.
Depreciation and Amortization
Depreciation expense of $225 million increased $13 million, or 6%, in fiscal 2011 as compared to $213 million in fiscal 2010. The increase primarily reflects capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks) and $2 million of incremental depreciation expense related to the SAP enterprise information system. Amortization expense of $25 million in fiscal 2011 increased by $3 million as compared to fiscal 2010 reflecting amortization of intangibles acquired during both fiscal 2011 and 2010.
Operating Income
Consolidated operating income of $469 million increased 17% in fiscal 2011 driven by operating leverage on sales growth which more than offset the impact of costs related to the unsolicited takeover attempt, higher variable costs associated with sales growth, and incremental SAP implementation costs, slightly offset by lower MEPP withdrawal charges. The consolidated operating income margin, which was negatively impacted by significant costs related to the unsolicited takeover attempt, increased to 11.0% from 10.3% in fiscal 2010. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports SD&A expenses related to the implementation of its SAP system and the Company's withdrawal from various MEPPs in the Other line item in the table below. Additionally, the legal and professional fees and other costs related to the unsolicited takeover attempt are not allocated to the Company's business segments, and are also reflected in the Other line item in the table below.

	Years Ended
Operating Income (In thousands)	March 31,
	2011	2010	Increase
Distribution	$469,105	$384,530	$84,575	22%
All Other Operations	65,495	52,482	13,013	25%
Other	(65,409)	(37,468)	(27,941)
	$469,191	$399,544	$69,647	17%
Operating income in the Distribution business segment increased 22% in fiscal 2011. The Distribution business segment's operating income margin increased 120 basis points to 12.3% compared to 11.1% in fiscal 2010. The operating income margin increase was driven by operating leverage on sales growth in fiscal 2011 which more than offset higher variable costs associated with sales growth.
Operating income in the All Other Operations business segment increased 25% compared to fiscal 2010. The All Other Operations business segment's operating income margin of 13.9% was 140 basis points higher than the operating income margin of 12.5% in fiscal 2010. The increase in operating margin was driven primarily by operating leverage on sales growth in the refrigerants, carbon dioxide and dry ice businesses, partially offset by the impact of gross margin compression in the ammonia business.
Interest Expense, Net, Discount on Securitization of Trade Receivables and Losses on the Extinguishment of Debt
Interest expense, net, was $60 million in fiscal 2011, representing a decrease of approximately $9 million, or 13%, compared to interest expense, net, and the discount on securitization of trade receivables in fiscal 2010. As a result of a change in accounting treatment effective April 1, 2010 related to the Company's trade receivables securitization program, costs formerly recognized as discount on securitization of trade receivables, which represented the difference between the carrying value of the receivables and the proceeds from their sale, are now reflected as interest expense, consistent with the new accounting treatment. The overall decrease in interest expense, net (including the discount on securitization of trade receivables in fiscal 2010) resulted primarily from lower average debt balances in fiscal 2011 as compared to aggregate debt and trade receivables securitization balances in fiscal 2010, partially offset by a $2.6 million one-time interest penalty in fiscal 2011 related to the 2018 Notes.
Interest Penalty
During fiscal 2011, the Company incurred a one-time interest penalty to the holders of its 2018 Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. In issuing the 2018 Notes, the Company utilized a newly available technology that has since become obsolete, wherein it was incumbent upon Airgas to remove the restrictive legend from the 2018 Notes at the end of the restricted transfer period. Failure to do so required the payment of an interest penalty to holders of the 2018 Notes, which the Company promptly addressed when it identified the oversight. The Company has classified this penalty as interest expense.
Trade Receivables Securitization
The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the Securitization Agreement is $295 million. On April 1, 2010, the Company adopted new accounting guidance which affected the presentation of its Securitization Agreement. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. Furthermore, the new accounting treatment resulted in the recognition of both the trade receivables securitized under the agreement and the borrowings they collateralize on the Company's Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. There was no impact to the Company's consolidated net earnings as a result of the change in accounting principle. Additionally, the Company's debt covenants were not impacted by the balance sheet recognition of the borrowings under the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.
Financing and Losses on the Extinguishment of Debt
In September 2010, the Company replaced its then existing senior credit facility with a new credit facility. As a result of the early termination of the prior credit facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs.
Additionally, during fiscal 2011, the Company repurchased $30 million of its 2018 Notes at an average price of 110.6% of the principal. In conjunction with the repurchase of the 2018 Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million. The losses reflected the redemption premiums as well as the write-off of associated unamortized debt issuance costs. In connection with the fiscal 2010 repurchase of $154 million of the 2018 Notes and the redemption in full of the $150 million 6.25% senior subordinated notes due July 15, 2014 (the “2004 Notes”), the Company recognized losses on the early extinguishment of debt of $17.9 million in fiscal 2010. The losses related to the redemption premiums and the write-off of unamortized debt issuance costs.
Income Tax Expense
The effective income tax rate was 38.5% of pre-tax earnings in fiscal 2011 compared to 37.5% in fiscal 2010. The lower tax rate in fiscal 2010 reflects the impact of tax benefits of $2.2 million associated with the reorganization of certain facilities within the All Other Operations business segment and the recognition of previously unrecognized tax benefits associated with uncertain tax positions.
Net Earnings
Net earnings were $250 million, or $2.94 per diluted share, compared to $196 million, or $2.34 per diluted share, in fiscal 2010. Fiscal 2011's net earnings include costs related to the unsolicited takeover attempt of $44.4 million ($28.0 million after tax) or $0.33 per diluted share, charges related to withdrawals from MEPPs of $4.6 million ($2.8 million after tax) or $0.03 per diluted share, losses related to the early extinguishment of debt of $4.2 million ($2.6 million after tax) or $0.03 per diluted share and costs related to the one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share. Fiscal 2010's net earnings include costs related to the unsolicited takeover attempt of $23.4 million ($14.8 million after tax) or $0.18 per diluted share, charges related to withdrawals from MEPPs of $6.7 million ($4.1 million after tax) or $0.05 per diluted share, losses related to the early extinguishment of debt of $17.9 million ($11.3 million after tax) or $0.14 per diluted share and a one-time income tax benefit of $2.2 million or $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $506 million in fiscal 2012 compared to $275 million in fiscal 2011 and $600 million in fiscal 2010. Net cash provided by operating activities in fiscal 2011 was negatively impacted by new accounting guidance adopted by the Company on April 1, 2010 that affected the presentation of the Securitization Agreement. As a result of implementing the new guidance, funding under the agreement of $295 million on April 1, 2010 was reflected in the Company’s Consolidated Statements of Cash Flows as a use of cash from the securitization of trade receivables in operating activities and as a source of cash in financing activities.
The following table provides a summary of the major items affecting the Company's cash flows from operating activities for the periods presented:

	Years Ended March 31,
(In thousands)	2012	2011	2010
Net earnings	$313,374	$250,264	$196,266
Non-cash and non-operating activities (1)	368,942	348,965	344,846
Trade receivables securitization	—	(295,000)	(16,400)
Changes in working capital	(179,562)	(27,701)	79,320
Other operating activities	3,652	(1,227)	(3,985)
Net cash provided by operating activities	$506,406	$275,301	$600,047
(1) Includes depreciation, amortization, asset impairment charges, deferred income taxes, loss on sales of plant and equipment, stock-based compensation expense and losses on the extinguishment of debt.

The increase in the use of cash for working capital in fiscal 2012 was driven by increases in working capital to support sales growth and the payout of fiscal 2011 accrued annual incentive compensation, as well as payments for professional fees related to the Air Products’ unsolicited takeover attempt in fiscal 2011 and payments related to the Company's final MEPP withdrawal assessments. Working capital provided cash in fiscal 2010 primarily driven by lower inventory and accounts receivable balances, reflecting the recession's impact on declining sales in fiscal 2010. Net earnings adjusted for non-cash and non-operating items provided cash of $682 million versus $599 million in fiscal 2011 and $541 million in fiscal 2010.
The following table provides a summary of the major items affecting the Company's cash flows from investing activities for the periods presented:

	Years Ended March 31,
(In thousands)	2012	2011	2010
Capital expenditures	$(356,514)	$(256,030)	$(252,828)
Business acquisitions and holdback settlements	(160,115)	(21,186)	(80,777)
Other investing activities	14,535	15,449	11,324
Net cash used in investing activities	$(502,094)	$(261,767)	$(322,281)
Capital expenditures increased approximately $100 million in the current year compared to the prior years, primarily due to investments in revenue generating assets, such as cylinders and bulk tanks to support sales growth, the construction of an ASU in Clarksville, Tennessee, the expansion of a hardgoods distribution center in Duluth, Georgia, the purchase of a new hardgoods distribution center in Bristol, Pennsylvania and the build-out of the Company's four BSCs. Capital expenditures in all periods also reflect the development and implementation of the Company’s highly customized SAP system. Capital expenditures as a percent of sales was 7.5%, 6.0% and 6.5%, respectively, for fiscal years 2012, 2011 and 2010. Payments for business acquisitions and holdback settlements in fiscal 2012 also increased significantly from the prior years due to renewed activity in the acquisitions market.
Free cash flow* in fiscal 2012 was $262 million, compared to $387 million in fiscal 2011 and $412 million in fiscal 2010. The decrease in free cash flow from the prior years reflects an increase in capital expenditures and working capital to support sales growth.
The following table provides a summary of the major items affecting the Company's cash flows from financing activities for the periods presented:

	Years Ended March 31,
(In thousands)	2012	2011	2010
Net cash borrowings (repayments) exclusive of trade receivables securitization	$305,788	$35,593	$(253,868)
Proceeds from trade receivables securitization	—	295,000	—
Purchase of treasury stock	(300,000)	(300,000)	—
Dividends paid to stockholders	(95,323)	(83,797)	(62,526)
Other financing activities	72,668	49,887	38,441
Net cash used in financing activities	$(16,867)	$(3,317)	$(277,953)
In fiscal 2012, net financing activities used cash of $17 million. Net borrowings were a source of $306 million, primarily related to the issuance of $250 million of 2.95% senior notes maturing on June 15, 2016. The Company authorized and completed a share repurchase program purchasing 4.5 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $73 million.
In fiscal 2011, net financing activities used cash of $3 million. Net borrowings exclusive of the trade receivables securitization were a source of $36 million. As noted above under operating activities, the change in accounting principle for the Securitization Agreement was reflected as a financing source of cash of $295 million, but had no impact on the Company's net cash position as an equal and offsetting amount was reflected as a use of cash in operating activities. The Company authorized and completed a share repurchase program purchasing 4.8 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $50 million.
In fiscal 2010, net financing activities used cash of $278 million. Strong operating cash flows enabled the Company to make a net debt repayment of $254 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $38 million.

*	See Non-GAAP reconciliations below.
Dividends
In fiscal 2012, the Company paid its stockholders $95 million or $0.32 per share in the second through fourth quarters and $0.29 per share in the first quarter. During fiscal 2011, the Company paid dividends of $84 million or $0.22 per share in the first quarter, $0.25 per share in the second and third quarters and $0.29 per share in the fourth quarter. During fiscal 2010, the Company paid its stockholders $63 million or $0.18 at the end of each of the first three quarters and $0.22 in the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Commercial Paper
In October 2011, the Company commenced a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At March 31, 2012, $388 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.54%.
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
As of March 31, 2012, the Company had $43 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2012. The Company also had outstanding U.S. letters of credit of $45 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2012, the average effective interest rate on the multi-currency revolver was 1.93%.
At March 31, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.7 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2012, these revolving credit borrowings were €4.8 million (U.S. $6.3 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2012, the effective interest rate on the French revolving credit borrowings was 1.7%. This line of credit matures on December 31, 2012.
Total Borrowing Capacity
As of March 31, 2012, $273 million remained unused under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At March 31, 2012, the Company’s leverage ratio was 2.6.
The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million that expires on July 31, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2012, there were no advances outstanding under the agreement.
Senior Notes
On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At March 31, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2012, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At March 31, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At March 31, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2012, other long-term debt totaled $6.1 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Trade Receivables Securitization
The Company participates in the Securitization Agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At March 31, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Debt Extinguishment Charges
During the year ended March 31, 2011, the Company repurchased $30.0 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the year ended March 31, 2011 and related to the redemption premiums and write-off of unamortized debt issuance costs.
Also during the year ended March 31, 2011, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the year ended March 31, 2011 related to the write-off of unamortized debt issuance costs.
On October 13, 2009, the Company redeemed its $150.0 million, 6.25% senior subordinated notes maturing July 15, 2014 at a price of 103.125% of the principal. A loss on the early extinguishment of debt of $6.1 million was recognized related to the redemption premium and write-off of unamortized debt issuance costs.
Also during the year ended March 31, 2010, the Company repurchased $154.6 million of its 2018 Notes at an average price of 106.4% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $11.8 million for the year ended March 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.
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
For the years ended March 31, 2011 and 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to AOCI of $4.0 million, or $2.7 million after tax, and $8.6 million, or $5.6 million after tax, respectively. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the years ended March 31, 2011 and 2010.
At March 31, 2012 and 2011, the Company was party to no fixed interest rate swap agreements.
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2012 and 2011, $517 thousand and $258 thousand, respectively, of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At March 31, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.35% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2012, the fair value of the variable interest rate swaps increased by $1.6 million to an asset of $6.7 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $1.6 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2012, 2011 and 2010.
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

Non-GAAP Reconciliations
Adjusted Cash from Operations and Free Cash Flow

	Years Ended March 31,
(In thousands)	2012	2011	2010
Net cash provided by operating activities	$506,406	$275,301	$600,047
Adjustments to net cash provided by operating activities:
Cash used by the securitization of trade receivables	—	295,000	16,400
Stock issued for the Employee Stock Purchase Plan	15,256	14,997	15,428
Tax benefit realized from the exercise of stock options	17,516	8,444	15,444
Net cash expenditures related to unsolicited takeover attempt	35,084	23,427	963
Cash expenditures related to MEPP withdrawals	18,323	—	—
Adjusted cash from operations	592,585	617,169	648,282
Capital expenditures	(356,514)	(256,030)	(252,828)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	16,365	15,844	14,466
Operating lease buyouts	9,218	9,893	1,687
Adjusted capital expenditures	(330,931)	(230,293)	(236,675)
Free cash flow	$261,654	$386,876	$411,607

The Company believes that free cash flow provides investors meaningful insight into the Company’s ability to generate cash from operations without the impact of cash used related to Air Products’ unsolicited takeover attempt and MEPP withdrawals, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends or to support other investing and financing activities. Non-GAAP numbers should be read in conjunction with GAAP financial measures, as non-GAAP metrics are merely a supplement to, and not a replacement for, GAAP financial measures. It should be noted as well that our free cash flow metric may be different from free cash flow metrics provided by other companies.
OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets, business insurance reserves and deferred income tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2012, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company's historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company's collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company's financial results has generally been in the range of 0.3% to 0.5% of net sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company's largest customer accounts for approximately 0.5% of total net sales.
Inventories
The Company's inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns four-to-five times per year.
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
In performing tests for goodwill impairment, the Company is first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the two-step goodwill impairment test described below to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The option to perform the qualitative assessment is not an accounting policy election and can be utilized at the Company's discretion. Further, the qualitative assessment need not be applied to all reporting units in a given goodwill impairment test. For an individual reporting unit, if the Company elects not to perform the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the two-

step goodwill impairment test for the reporting unit.
In applying the two-step process, the first step used to identify potential impairment involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. For this purpose, the Company uses a discounted cash flow approach to develop the estimated fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
The discount rate, sales growth and profitability assumptions, and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The Company's discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies in the chemical manufacturing industry with an equity size premium added, as applicable, for each reporting unit. The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pre-tax cost of debt) are based on market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time.
The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company's analysis uses internally generated budgets and long-range forecasts. The Company's discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs and forecasted capital expenditures along with an estimate of the reporting unit's terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company's assumptions about working capital needs and capital expenditures are based on historical experience. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry's long-term rate of growth.
The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company's discount rate and general business conditions may result in changes to the Company's terminal value assumptions for its reporting units. In performing the October 31, 2011 annual goodwill impairment test, the Company bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for all of its reporting units. The assessment indicated that the fair values of most reporting units exceeded their respective carrying values by a substantial amount. Furthermore, a hypothetical 10% reduction in the fair value of each reporting unit would not indicate that goodwill associated with any reporting unit was potentially impaired. For one reporting unit in the All Other Operations business segment, the excess of the estimated fair value over its carrying value declined from the prior year's goodwill impairment assessment. The Company will continue to monitor this business and consider interim analyses of goodwill as appropriate; however, the amount of goodwill associated with this reporting unit is not material to the Company's Consolidated Financial Statements.
Business Insurance Reserves
The Company has established insurance programs to cover workers' compensation, business automobile and general liability claims. During fiscal 2012, 2011 and 2010, these programs had deductible limits of $1 million per occurrence. For fiscal 2013, the deductible limits will remain $1 million per occurrence. The Company reserves for its deductible based on individual claim evaluations, establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations to reflect the expected ultimate loss for the known claims as well as incurred but not reported claims. Actuarial computations use the Company's specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company's deductible are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers' compensation laws and changes in the Company's loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company's deductible. Accordingly, the ultimate resolution of open claims may be for amounts that differ from the reserve balances. The Company's operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has been approximately 0.6% of net sales.
Income Taxes
At March 31, 2012, the Company had deferred tax assets of $119.9 million (net of valuation allowances of $5.3 million), deferred tax liabilities of $864.2 million and a net $12.0 million of unrecognized tax benefits associated with uncertain tax positions (see Note 5 to the Consolidated Financial Statements).
The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes and net operating loss carryforwards. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established to reduce the deferred income tax assets to their realizable value when management determines that it is more likely than not that a deferred tax asset will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2012, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.
Unrecognized tax benefits represent income tax positions taken on income tax returns that have not been recognized in the Consolidated Financial Statements. The Company's tax returns are subject to audit and local taxing authorities could challenge the Company's tax positions. The Company's practice is to review tax filing positions by jurisdiction and to record provisions for uncertain income tax positions, including interest and penalties when applicable. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

Contractual Obligations
The following table presents the Company’s contractual obligations as of March 31, 2012:

(In thousands)		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$1,766,406	$10,385	$996,718	$543,857	$215,446
Estimated interest payments on long-term debt (2)	225,641	61,580	96,534	44,801	22,726
Estimated receipts on interest rate swap agreements (3)	(6,734)	—	(6,734)	—	—
Non-compete agreements (4)	21,246	5,784	8,623	6,493	346
Letters of credit (5)	44,531	44,531	—	—	—
Operating leases (6)	313,933	86,075	113,581	59,740	54,537
Airgas, Inc. Severance Pay Plan (7)	13,138	9,892	3,246	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	655,988	116,295	261,687	230,855	47,151
Liquid carbon dioxide supply agreements (9)	165,165	21,974	33,329	20,269	89,593
Ammonia supply agreements (10)	2,914	2,646	268	—	—
Other purchase commitments (11)	4,911	4,911	—	—	—
Construction commitments (12)	3,388	3,388	—	—	—
Total Contractual Obligations	$3,210,527	$367,461	$1,507,252	$906,015	$429,799
____________________

(a)
The “Less Than 1 Year” column relates to obligations due in fiscal 2013. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2014 and 2015. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2016 and 2017. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2018 and beyond.

(1)
Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2012. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $0.9 million at March 31, 2012. The 2013 Notes also include additional carrying value of $6.8 million at March 31, 2012 related to the Company’s fair value hedges. Long-term debt includes capital lease obligations, which were not material and therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2012. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)
Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of March 31, 2012. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

(4)
Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreements.

(5)
Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s deductible on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)
The Company’s operating leases at March 31, 2012 include approximately $194 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $25 million related to its leased vehicles.

(7)
In May 2011, the Company announced its plan to realign its twelve regional companies’ accounting and certain administrative functions into four divisional Business Support Centers. As a result of this realignment, the Company incurred severance charges of $13.3 million associated with benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs are eliminated as a result of the realignment. The Company's obligation at March 31, 2012 represents the balance of accrued severance that has not yet been paid. See Note 22 to the Consolidated Financial Statements for further information.

(8)
In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements under contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gas from Air Products under the long-term supply agreement. Based on the volume of fiscal 2012 purchases, the Air Products supply agreement represents approximately $55 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $41 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024.
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

(12)
Construction commitments represent an outstanding commitment to a customer to construct an on-site air separation unit in Clarksville, Tennessee. The Clarksville ASU was subsequently opened in April 2012; however, the Company expects to incur additional expenses during the early months of operation.

Accounting Pronouncements Issued But Not Yet Adopted
There are currently no applicable accounting pronouncements issued but not yet adopted by the Company.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the benefits to be derived from the SAP implementation, including an estimated $75 million to $125 million in incremental operating income on an annual run-rate basis upon full implementation; the expectation that by December 2013, it will have achieved a minimum of $75 million in annual run-rate operating income benefits; the Company's expectation of earnings of $4.64 to $4.79 per diluted share for the year ending March 31, 2013, all of which include the Company's estimates of restructuring and related costs and SAP implementation costs and SAP-related depreciation expense, net of expected benefits; the expectation of year-over-year earnings accretion from SAP related benefits in fiscal 2013; the Company's expectations of the completion of, and the benefits to be achieved in connection with, its realignment and consolidation into four new divisions and estimates of the fiscal 2013 restructuring charges and related costs of approximately $8 million; the Company's expectation as to the long-term growth profiles of its strategic products; the continued supply of feedstock from a supplier that intends to cease operations of its hydrogen plant in calendar year 2013; the Company's expectation that its overall effective income tax rate for fiscal 2013 will range from 37.5% to 38% of pre-tax earnings; the Company's belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company's belief that it can obtain financing on reasonable terms; the Company's future dividend declarations; the Company's ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company's estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.6 million; the estimate of future interest payments on the Company's long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company's exposure to foreign currency exchange fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company's inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; weakening of the economy resulting in weakening demand for the Company's products; weakening operating and financial performance of the Company's customers, which can negatively impact the Company's sales and the Company's ability to collect its accounts receivable; changes in the environmental regulations that affect the Company's sales of specialty gases; higher or lower overall tax rates in fiscal 2013 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company's consolidated results, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company's ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company's strategic product sales initiatives; a lack of cross-selling opportunities for the Company's strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers' acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company's ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company's borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company's ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company's customers; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the realignment of its divisional structure; conversion problems related to the SAP system that disrupt the Company's business and negatively impact customer relationships; the Company's expectation as to completion of the conversion to SAP; the inability to retain employees to be affected by the reorganization prior to its completion; potential disruption to the Company's business related to the realignment; the impact of the management transition; potential disruption to the Company's business from integration problems associated with acquisitions; the Company's success in continuing its cost reduction program; the Company's ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of an air separation unit in Clarksville, Tennessee and the build-out of the Company's four Business Support Centers; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at March 31, 2012. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$4.0	$1.2	$0.5	$0.2	$0.2	$—	$6.1	$6.4
Interest expense	0.2	0.1	0.04	0.01	—	—	0.4
Average interest rate	5.72%	5.54%	5.62%	5.55%	2.06%	—
Senior notes due 10/1/2013	$—	$300.0	$—	$—	$—	$—	$300.0	$314.9
Interest expense	8.5	4.3	—	—	—	—	12.8
Interest rate	2.85%	2.85%	—	—	—	—
Senior notes due 9/15/2014	$—	$—	$400.0	$—	$—	$—	$400.0	$429.5
Interest expense	18.0	18.0	8.3	—	—	—	44.3
Interest rate	4.50%	4.50%	4.50%	—	—	—
Senior notes due 10/1/2015	$—	$—	$—	$250.0	$—	$—	$250.0	$260.3
Interest expense	8.1	8.1	8.1	4.1	—	—	28.4
Interest rate	3.25%	3.25%	3.25%	3.25%	—	—
Senior notes due 6/15/2016	$—	$—	$—	$—	$250.0	$—	$250.0	$257.8
Interest expense	7.4	7.4	7.4	7.4	1.4	—	31.0
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	—
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$234.8
Interest expense	15.4	15.4	15.4	15.4	15.4	22.7	99.7
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial Paper	$388.5	$—	$—	$—	$—	$—	$388.5	$388.5
Interest expense	0.2	—	—	—	—	—	0.2
Interest rate	0.54%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$43.5	$—	$43.5	$43.5
Interest expense	0.9	0.9	0.9	0.9	0.1	—	3.7
Interest rate (a)	1.93%	1.93%	1.93%	1.93%	1.93%	—
Revolving credit borrowings - France	$6.3	$—	$—	$—	$—	$—	$6.3	$6.3
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate (b)	1.70%	—	—	—	—	—
Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.0
Interest expense	3.0	2.2	—	—	—	—	5.2
Interest rate	1.01%	1.01%		—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$300.0	$—	$—	$—	$—	$300.0	$(6.7)
Swap (receipts)	—	(6.7)	—	—	—	—	(6.7)
Variable forward pay rate = 1.35%
Weighted average receive rate = 2.85%

(a)
The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line (which had no borrowings at March 31, 2012) and the multi-currency revolving credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portions of the Credit Facility is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line.

(b)	The variable interest rates on the French revolving credit borrowings are based on a spread over the Euro currency rate.
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of March 31, 2012, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F- 48 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM  9A.    CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company's SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2012, the Company's internal control over financial reporting was effective. See Management's Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2012, included under Item 8, “Financial Statements and Supplementary Data.”
(c) Changes in Internal Control
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company has an ongoing initiative to implement the SAP system. The Company continues to implement the SAP system at its regional distribution companies in stages, currently scheduled through the end of fiscal 2013. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information from the Company's 2012 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.
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
Item 405 Information
Disclosure of the failure by any director, officer or beneficial owner of more than ten percent of a class of the Company's equity securities to file Forms 3, 4 or 5 reporting their ownership and changes in ownership in the Company is included in the

Proxy Statement section “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Item 406 Information
Disclosure of the Company's adoption of a code of ethics and the employees to which it applies is included in the Proxy Statement section “Governance of the Company” under subsection “Charters and Code of Ethics and Business Conduct” and is incorporated herein by reference.
Item 407(c)(3) Information
The procedure followed to nominate persons to the Company's Board of Directors is included in the Proxy Statement section “Governance of the Company” under subsection “Director Nomination Process” and is incorporated herein by reference.
Items 407(d)(4) and 407(d)(5) Information
The identification of each audit committee member, their independence with regard to the Company, and the Company's audit committee financial experts are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in the Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee” and “Executive Compensation.” The information in these sections is incorporated herein by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Item 201(d) Information
The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is presented below.
Equity Compensation Plan Information
The following table sets forth information as of March 31, 2012 with respect to the shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company's equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	79,208	$51.61	1,743,296 ESPP shares (1)
	6,584,482	$47.08	1,858,437 stock option shares (2)
Equity compensation plans not approved by security holders	—	—	—
Total:	6,663,690	$47.13	3,601,733

(1)
The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company's stockholders in August 2006. At the Company's September 2010 Annual Meeting of Stockholders, the stockholders approved an amendment to the Amended and Restated 2003 Employee Stock Purchase Plan, which included a 2.0 million increase in the number of shares available for issuance. The ESPP encourages and assists employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.

(2)
At the Company's August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors' Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. At the Company's August 2009 Annual Meeting of Stockholders, the stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 2.6 million increase in the number of shares available for issuance under the plan. Future grants of stock options to employees and directors will be issued from the Amended and Restated 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2012, only stock option awards have been granted under the Amended and Restated 2006 Equity Plan and predecessor stock option plans.

Item 403 Information
The information required by Item 403 of Regulation S-K regarding the disclosure of the amount of the Company's voting securities beneficially owned by each director individually, by all directors and officers as a group, and by any owner of 5% or more of the securities is set forth in the Proxy Statement section “Security Ownership” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company's directors, executive officers, nominees for election as directors, major stockholders and business and professional entities affiliated with them is included in Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions.” The information required by Item 404 to be included herein in these sections of the Proxy Statement is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in Proxy Statement section

“Governance of the Company” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2):
The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. Amended through May 8, 2007.

3.2	Airgas, Inc. By-Laws Amended through November 23, 2010. (Incorporated by reference to Exhibit 3.2 to the Company's May 26, 2011 Annual Report on Form 10-K).

4.1
Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company's May 10, 2007 Current Report on Form 8-K).

4.2
Indenture, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Company's June 10, 2008 Current Report on Form 8-K).

4.3
Exchange and Registration Rights Agreement, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.2 to the Company's June 10, 2008 Current Report on Form 8-K).

4.4
First Supplemental Indenture dated as of September 11, 2009, between Airgas, Inc. and the Bank of New York, as Trustee, relating to the 4.5% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.2 to the Company's September 11, 2009 Current Report on Form 8-K).

4.5
The Second Supplemental Indenture dated as of March 15, 2010 between Airgas, Inc. and the Bank of New York Mellon, as Trustee, related to the 2.85% Senior Notes due 2013. (Incorporated by reference to Exhibit 4.2 to the Company's March 15, 2010 Current Report on Form 8-K).

4.6
Supplemental Indenture dated as of May 27, 2010 between Airgas, Inc. and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3 No. 333-167140).

4.7
Credit Agreement, dated as of September 13, 2010, among Airgas, Inc. and certain of its subsidiaries and Bank of America, N.A. as Agent. (Incorporated by reference to Exhibit 10.1 to the Company's September 16, 2010 Current Report on Form 8-K).

4.8
First Supplemental Indenture dated as of September 30, 2010 between Airgas, Inc. and U.S. Bank National Association as Trustee, related to the 3.25% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.2 to the Company's September 30, 2010 Current Report on Form 8-K).

4.9
First Supplemental Indenture dated as of June 3, 2011 between Airgas, Inc. and U.S. Bank National Association as Trustee, related to the 2.95% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.2 to the Company's June 3, 2011 Current Report on Form 8-K).

4.10
Amended and Restated Credit Agreement, dated as of July 19, 2011, among Airgas, Inc. and certain of its subsidiaries and Bank of America, N.A. as Agent. (Incorporated by reference to Exhibit 10.1 to the Company's July 25, 2011 Current Report on Form 8-K).

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

*10.1
1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company's stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company's June 30, 2002 Quarterly Report on Form 10-Q).

*10.2
1997 Directors' Stock Option Plan as amended on May 25, 2004, and approved by the Company's stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004).

*10.3	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.4	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

*10.5	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 2009 Annual Report on Form 10-K).

10.6
Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's December 31, 2006 Quarterly Report on Form 10-Q).

10.7
Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc. (Incorporated by reference to Exhibit 10.14 to the Company's March 31, 2007 Annual Report on Form 10-K).

*10.8
Amended and restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's January 7, 2009 Current Report on Form 8-K). Six other executive officers and one additional officer are parties to identical agreements.

*10.9
Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009. (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 2009 Annual Report on Form 10-K).

*10.10
Amended and Restated 2006 Equity Incentive Plan dated May 19, 2009, and approved by the Company's stockholders on August 18, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's August 20, 2009 Current Report on Form 8-K).

10.11
Third Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2010, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's March 23, 2010 Current Report on Form 8-K).

*10.12
Amended and Restated 2003 Employee Stock Purchase Plan dated June 18, 2010, and approved by the Company's stockholders on September 15, 2010. (Incorporated by reference to Exhibit 99.1 to the Company's September 21, 2010 Current Report on Form 8-K).

10.13
First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of March 16, 2011, among Airgas, Inc., as the Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.2 to the Company's March 22, 2011 Current Report on Form 8-K).

10.14
Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2011, among Airgas, Inc., as the Servicer, Radnor Funding Corp., as Seller, the various purchaser groups from time to time party thereto and the Administrator party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's December 22, 2011 Current Report on Form 8-K).

12	Computation of the Ratio of Earnings to Fixed Charges.

18	Letter Regarding Change in Accounting Principle from Independent Registered Public Accounting Firm.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡101.INS	XBRL Instance Document.

‡101.SCH	XBRL Taxonomy Extension Schema Document.

‡101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

‡101.DEF	XBRL Taxonomy Definition Linkbase Document.

‡101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

‡101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________
* A management contract or compensatory plan required to be filed by Item 13 of this Report.

‡
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
Dated: May 29, 2012

Airgas, Inc.
(Registrant)

By:	/S/ PETER McCAUSLAND
Peter McCausland
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER McCAUSLAND (Peter McCausland)	Director, Chairman of the Board, President and Chief Executive Officer	May 29, 2012

/S/ MICHAEL L. MOLININI (Michael L. Molinini)	Director, Executive Vice President and Chief Operating Officer	May 29, 2012

/S/ ROBERT M. McLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2012

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 29, 2012

/S/ JOHN P. CLANCEY (John P. Clancey)	Director	May 29, 2012

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 29, 2012

/S/ ROBERT L. LUMPKINS (Robert L. Lumpkins)	Director	May 29, 2012

/S/ TED B. MILLER, JR. (Ted B. Miller, Jr.)	Director	May 29, 2012

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 29, 2012

/S/ DAVID M. STOUT (David M. Stout)	Director	May 29, 2012

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 29, 2012

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.	Director	May 29, 2012

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 29, 2012

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY
Management of Airgas, Inc. and subsidiaries (the “Company”) prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements reflect management's informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.
Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. The Company's system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management's and the Board of Directors' authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires judgment by management.
Management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, issued their opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2012 and 2011, and the results of the Company's operations and cash flows for each of the years in the three-year period ended March 31, 2012.
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
May 29, 2012

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2012, the Company's internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of March 31, 2012.

Airgas, Inc.	Airgas, Inc.

/S/ PETER MCCAUSLAND	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
May 29, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (Accompanying Index). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Accompanying Index. We also have audited Airgas, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its trade receivable securitization agreement due to the adoption of Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, as of April 1, 2010. Also, as discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for certain inventories.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 29, 2012

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
	2012	2011	2010
(In thousands, except per share amounts)
Net Sales	$4,746,283	$4,251,467	$3,875,153
Costs and Expenses:
Cost of products sold (excluding depreciation)	2,175,430	1,913,280	1,727,920
Selling, distribution and administrative expenses	1,727,769	1,574,072	1,489,305
Restructuring and other special charges (Notes 22 and 23)	24,448	—	—
Costs (benefits) related to unsolicited takeover attempt (Note 25)	(7,870)	44,406	23,435
Depreciation	245,076	225,383	212,718
Amortization (Note 7)	25,209	25,135	22,231
Total costs and expenses	4,190,062	3,782,276	3,475,609
Operating Income	556,221	469,191	399,544
Interest expense, net (Note 14)	(66,337)	(60,054)	(63,310)
Discount on securitization of trade receivables	—	—	(5,651)
Losses on the extinguishment of debt (Note 9)	—	(4,162)	(17,869)
Other income, net	2,282	1,958	1,332
Earnings before income taxes	492,166	406,933	314,046
Income taxes (Note 5)	(178,792)	(156,669)	(117,780)
Net Earnings	$313,374	$250,264	$196,266
Net Earnings Per Common Share (Note 15)
Basic earnings per share	$4.09	$3.00	$2.39
Diluted earnings per share	$4.00	$2.94	$2.34
Weighted Average Shares Outstanding:
Basic	76,586	83,487	82,129
Diluted	78,324	85,252	83,787

Note: Amounts have been adjusted for the change in accounting for LIFO inventories – see Note 4 for further information.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
(In thousands)	2012	2011	2010
Net earnings	$313,374	$250,264	$196,266
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,520)	2,948	8,629
Net gain on derivative instruments (Note 10)	517	1,633	8,563
Other comprehensive income (loss), before tax	(2,003)	4,581	17,192
Net tax expense of other comprehensive income items	(191)	(443)	(2,997)
Other comprehensive income (loss), net of tax	(2,194)	4,138	14,195
Comprehensive income	$311,180	$254,402	$210,461

Note: Amounts have been adjusted for the change in accounting for LIFO inventories – see Note 4 for further information.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31, 2012		March 31, 2011
ASSETS
Current Assets
Cash	$44,663		$57,218
Trade receivables, less allowances for doubtful accounts of $31,845 and $23,655 at March 31, 2012 and 2011, respectively	652,439		550,262
Inventories, net (Note 4)	408,438		372,375
Deferred income tax asset, net (Note 5)	49,617		50,132
Prepaid expenses and other current assets	119,049		100,531
Total current assets	1,274,206		1,130,518
Plant and equipment at cost (Note 6)	4,306,420		3,949,974
Less accumulated depreciation	(1,690,361)		(1,494,216)
Plant and equipment, net	2,616,059		2,455,758
Goodwill (Note 7)	1,163,803		1,117,336
Other intangible assets, net (Note 7)	214,204		197,168
Other non-current assets	52,313		44,974
Total assets	$5,320,585		$4,945,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$174,868		$163,091
Accrued expenses and other current liabilities (Note 8)	356,344		391,544
Short-term debt (Note 9)	388,452	—	—
Current portion of long-term debt (Note 9)	10,385		9,868
Total current liabilities	930,049		564,503
Long-term debt, excluding current portion (Note 9)	1,761,902		1,842,994
Deferred income tax liability, net (Note 5)	793,957		726,797
Other non-current liabilities	84,419		70,548
Commitments and contingencies (Notes 16 and 17)
Stockholders’ Equity (Note 12)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at March 31, 2012 and 2011	—		—
Common stock, par value $0.01 per share, 200,000 shares authorized, 86,874 and 86,591 shares issued at March 31, 2012 and 2011, respectively	869		866
Capital in excess of par value	649,551		607,593
Retained earnings	1,701,478		1,504,758
Accumulated other comprehensive income	5,386		7,580
Treasury stock, 10,207 and 6,995 shares at cost at March 31, 2012 and 2011, respectively	(607,026)		(379,885)
Total stockholders’ equity	1,750,258		1,740,912
Total liabilities and stockholders’ equity	$5,320,585		$4,945,754

Note: Amounts have been adjusted for the change in accounting for LIFO inventories – see Note 4 for further information.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended March 31, 2012, 2011 and 2010
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Balance - April 1, 2009	85,542	$856	$533,030	$1,204,551	$(10,753)	(4,139)	$(150,363)	$1,577,321
Net earnings				196,266				196,266
Foreign currency translation adjustments					8,629			8,629
Net gain on derivative instruments (Note 10)					8,563			8,563
Net tax expense of other comprehensive income items					(2,997)			(2,997)
Shares issuances and treasury stock reissuances in connection with stock options exercised (Note 13)	187	2	(18,561)			1,112	40,422	21,863
Dividends paid on common stock ($0.76 per share) (Note 12)				(62,526)				(62,526)
Tax benefit associated with the exercise of stock options			15,444					15,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	524	5	15,423					15,428
Stock-based compensation expense (Note 13)			23,085					23,085
Balance - March 31, 2010	86,253	$863	$568,421	$1,338,291	$3,442	(3,027)	$(109,941)	$1,801,076
Net earnings				250,264				250,264
Foreign currency translation adjustments					2,948			2,948
Net gain on derivative instruments (Note 10)					1,633			1,633
Net tax expense of other comprehensive income items					(443)			(443)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(7,964)			812	30,056	22,092
Dividends paid on common stock ($1.01 per share) (Note 12)				(83,797)				(83,797)
Tax benefit associated with the exercise of stock options			8,444					8,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	338	3	14,994					14,997
Stock-based compensation expense (Note 13)			23,698					23,698
Purchase of treasury stock (Note 12)						(4,780)	(300,000)	(300,000)
Balance - March 31, 2011	86,591	$866	$607,593	$1,504,758	$7,580	(6,995)	$(379,885)	$1,740,912

AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
	Years Ended March 31, 2012, 2011 and 2010
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Net earnings				313,374				313,374
Foreign currency translation adjustments					(2,520)			(2,520)
Net gain on derivative instruments (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(14,909)	(21,331)		1,253	72,859	36,619
Dividends paid on common stock ($1.25 per share) (Note 12)				(95,323)				(95,323)
Tax benefit associated with the exercise of stock options			16,006					16,006
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	283	3	15,253					15,256
Stock-based compensation expense (Note 13)			25,608					25,608
Purchase of treasury stock (Note 12)						(4,465)	(300,000)	(300,000)
Balance - March 31, 2012	86,874	$869	$649,551	$1,701,478	$5,386	(10,207)	$(607,026)	$1,750,258

Note: Amounts have been adjusted for the change in accounting for LIFO inventories – see Note 4 for further information.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2012		2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$313,374		$250,264		$196,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	245,076		225,383		212,718
Amortization	25,209		25,135		22,231
Impairment	4,250		—		—
Deferred income taxes	68,552		69,640		66,146
Loss on sales of plant and equipment	247		976		3,014
Stock-based compensation expense	25,608		23,669		22,868
Losses on the extinguishment of debt	—		4,162		17,869
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—		(295,000)		(16,400)
Trade receivables, net	(89,976)		(66,216)		18,287
Inventories, net	(29,307)		(29,446)		58,839
Prepaid expenses and other current assets	(14,965)		(3,586)		(18,028)
Accounts payable, trade	9,980		6,043		(3,863)
Accrued expenses and other current liabilities	(55,294)		65,504		24,085
Other non-current assets	2,795		1,427		4,012
Other non-current liabilities	857		(2,654)		(7,997)
Net cash provided by operating activities	506,406		275,301		600,047
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(356,514)		(256,030)		(252,828)
Proceeds from sales of plant and equipment	16,365		15,844		14,466
Business acquisitions and holdback settlements	(160,115)		(21,186)		(80,777)
Other, net	(1,830)		(395)		(3,142)
Net cash used in investing activities	(502,094)		(261,767)		(322,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	388,368		—		—
Proceeds from borrowings of long-term debt	1,066,526		1,108,010		1,446,500
Proceeds from trade receivables securitization	—	295,000	295,000	—	—
Repayment of long-term debt	(1,149,106)		(1,072,417)		(1,700,368)
Financing costs	(4,567)		(8,598)		(5,161)
Premium paid on redemption of senior subordinated notes	—		(3,175)		(14,624)
Purchase of treasury stock	(300,000)		(300,000)		—
Proceeds from the exercise of stock options	36,619		22,092		21,863
Stock issued for the Employee Stock Purchase Plan	15,256		14,997		15,428
Tax benefit realized from the exercise of stock options	17,516		8,444		15,444
Dividends paid to stockholders	(95,323)		(83,797)		(62,526)
Change in cash overdraft	7,844		16,127		5,491
Net cash used in financing activities	(16,867)		(3,317)		(277,953)
Change in cash	$(12,555)		$10,217		$(187)
Cash – Beginning of period	57,218		47,001		47,188
Cash – End of period	$44,663		$57,218		$47,001

Note: Amounts have been adjusted for the change in accounting for LIFO inventories – see Note 4 for further information.

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made over 400 acquisitions to become the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants and ammonia products. The Company markets its products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 15,000 employees work in approximately 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities and distribution centers.
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
(c) Reclassification and Change in Accounting Principle
The Company made a reclassification to the Consolidated Statements of Cash Flows for fiscal 2011 to present the activity from the Company's trade receivables securitization that was presented in the “Proceeds from borrowings of long-term debt” line item as a separate line item within financing activities. As a result of a change in accounting for the Company's trade receivables securitization effective at the beginning of fiscal 2011, proceeds under the agreement are treated as secured borrowings – see Note 2 for further details. The reclassification did not impact net cash used in financing activities in the Consolidated Statements of Cash Flows.
Effective January 1, 2012, the Company changed its method of accounting for the portion of its hardgoods inventory valued using the last-in, first-out (“LIFO”) method to the average-cost method. The Company applied this change in accounting principle through retrospective application to the prior years' consolidated financial statements. See Note 4 for further information on the change in accounting principle and its impact on the Company's consolidated financial statements.
(d) Cash and Cash Overdraft
On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company's revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company's depository accounts.
(e) Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company's historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company's collection experience and may result in the recognition of higher or lower valuation allowances.

(f) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) and average-cost methods. Effective January 1, 2012, the Company changed its method of accounting for the portion of its hardgoods inventory valued using the LIFO method to the average-cost method. At March 31, 2011 and prior to the change in accounting principle, approximately 9% of inventory was valued using the LIFO method, with the remainder valued using the FIFO and average-cost methods. See Note 4 for further information on the change in accounting principle and its impact on the Company's consolidated financial statements.
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. During the years ended March 31, 2012, 2011 and 2010, the Company recorded capitalized interest for construction in progress of $0.9 million, $2.3 million and $2.9 million, respectively.
(h) Computer Software
The Company capitalizes certain costs incurred to purchase or develop computer software for internal use. These costs include purchased software packages, payments to vendors and consultants for the development, implementation or modification of purchased software packages for Company use, payroll and related costs for employees associated with internal-use software projects, interest costs incurred in developing software for internal use, and software costs that allow for access or conversion of old data by new internal-use software. Capitalized computer software costs are included within plant and equipment on the Company's Consolidated Balance Sheets and depreciated over the estimated useful life of the computer software, which is generally three to ten years.
(i) Goodwill, Other Intangible Assets and Deferred Financing Costs
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that it may be impaired. The Company has elected to perform its annual test for indications of goodwill impairment as of October 31 of each year.
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
(j) Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset's useful life. The majority of the Company's

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset retirement obligations are related to the restoration costs associated with returning plant and bulk tank sites to their original condition upon termination of long-term leases or supply agreements. The Company's asset retirement obligations totaled $16.8 million and $12.7 million at March 31, 2012 and 2011, respectively, and are reflected within other non-current liabilities on the Company's Consolidated Balance Sheets.
(k) Nonretirement Postemployment Benefits
The Company has a severance plan covering its eligible employees. The benefit payable under the plan is attributable to employee services rendered with benefits that accumulate over time. When employees are entitled to severance benefits as part of a restructuring plan (see Note 22) and the benefits are part of an ongoing benefit arrangement, a liability and associated charge is recognized when payment of the severance benefits becomes probable and estimable.
(l) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.
The Company maintains business insurance programs with deductible limits, which cover workers' compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company's loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
(m) Income Taxes
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
(n) Foreign Currency Translation
The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders' equity as a component of accumulated other comprehensive income. Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings as incurred.
(o) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries primarily throughout North America. Credit terms granted to customers are generally net 30 days.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Financial Instruments
In managing interest rate risk exposure, the Company may enter into interest rate swap agreements and treasury rate lock agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for receiving a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. Treasury rate lock agreements are used to fix the interest rate related to forecasted debt issuances. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. Counterparties to the Company's interest rate contracts are major financial institutions. The Company recognizes derivative instruments on the balance sheet at fair value. The interest rate contracts are designated as hedges and marked to market with changes in fair value recognized in either accumulated other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings.
The carrying value of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximates fair value based on the short-term maturity of these financial instruments.
(q) Revenue Recognition
Revenue from sales of gases and hardgoods products is recognized when the product is shipped, the sales price is fixed or determinable and collectability is reasonably assured. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For contracts that contain multiple deliverables, principally product supply agreements for gases and container rental, revenue is recognized for each deliverable as a separate unit of accounting, with selling prices derived from Company specific or third-party evidence. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the term of the lease agreement. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.
(r) Cost of Products Sold (Excluding Depreciation)
Cost of products sold (excluding depreciation) for the Distribution business segment includes the cost of direct materials, freight-in and maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks. Cost of products sold (excluding depreciation) related to gases produced by the Company's air separation facilities includes direct manufacturing expenses, such as direct labor, power and overhead.
Cost of products sold (excluding depreciation) for the All Other Operations business segment principally consists of direct material costs, freight-in and direct manufacturing expenses, such as direct labor, power and overhead.
(s) Selling, Distribution and Administrative Expenses
Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(t) Depreciation
The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on the Company's plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”
(u) Shipping and Handling Fees and Distribution Costs
The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight-in are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company's products, which include labor and overhead associated with filling, warehousing and delivery by Company and third-party vehicles, are reflected in selling, distribution and administrative expenses and were $797 million, $727 million and $692 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company's delivery fleet of $27 million, $25 million and $23 million was recognized in depreciation for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v) Stock-based Compensation
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

(2) ACCOUNTING AND DISCLOSURE CHANGES
On April 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), which affected the accounting treatment of its trade receivables securitization program. The Company currently participates in a trade receivables securitization agreement (the "Securitization Agreement") with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The amount of receivables securitized under the Securitization Agreement was $295 million at both March 31, 2012 and 2011. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt. Additionally, net new borrowings under the Securitization Agreement are classified as financing activities on the Company's Consolidated Statement of Flows. Prior to April 1, 2010, they were treated as proceeds from the sale of trade receivables and reflected net of collections on the Consolidated Statement of Cash Flows as operating activities. With respect to the Company's Consolidated Statement of Earnings, the amount previously recorded within the line item "Discount on securitization of trade receivables," which represented the difference between proceeds from the sale and the carrying value of the receivables under the Securitization Agreement, are now reflected within "Interest expense, net" as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company's consolidated net earnings as a result of the change in accounting principle. Additionally, the Company's debt covenants were not impacted by the balance sheet recognition of the borrowings as a result of the new accounting guidance, as borrowings under the Securitization Agreement were already factored into the debt covenant calculations.
Prior to the adoption of ASU 2009-16, the funding transactions under the Securitization Agreement were accounted for as sales of trade receivables. The Company retained a subordinated interest in the trade receivables sold, which was recorded at the trade receivables' previous carrying value. Under the previous accounting treatment, management calculated the fair value of the retained interest based on management's best estimate of the undiscounted expected future cash collections on the trade receivables, with changes in the fair value recognized as bad debt expense.
On April 1, 2011, the Company adopted prospectively ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the allocation of revenue in arrangements containing multiple deliverables. Specifically, ASU 2009-13 modifies existing GAAP by providing new guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which arrangement consideration should be allocated to such deliverables. The guidance requires the use of an entity’s best estimate of the selling price of a deliverable if vendor specific objective evidence or third-party evidence of the selling price cannot be determined. Additionally, ASU 2009-13 eliminates the use of the residual method of allocating consideration when vendor specific objective evidence or third-party evidence of the selling price is known for some, but not all, of the delivered items in a multiple element arrangement. Finally, ASU 2009-13 requires expanded qualitative and quantitative disclosures in the financial statements.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies the test for goodwill impairment. Under ASU 2011-08, entities are first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The new guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective October 1, 2011. In performing the annual impairment test, the Company bypassed the option to perform a qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for all of its reporting units – see Note 7 for results.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends existing GAAP with respect to fair value measurements. The majority of the key provisions of ASU 2011-04 represent clarifications to existing fair value measurement guidance, including changes in the valuation premise and the application of premiums and discounts. However, new disclosures are required under ASU 2011-04, including more robust disclosures related to Level 3 fair value measurements, a broader scope related to the disclosure of transfers between Level 1 and Level 2 fair value measurements, and new disclosures around the fair value hierarchy related to assets and liabilities disclosed at fair value but not measured as such on the balance sheet. The new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted ASU 2011-04 on January 1, 2012, and the Company has modified its fair value measurement disclosures as applicable in light of the new requirements – see Note 11 for fair value measurement disclosures.
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
Subsequently, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred certain provisions of ASU 2011-05. Under ASU 2011-12, the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred pending further deliberation by the FASB. The new guidance within ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted and full retrospective application required. The Company elected to early adopt the new guidance effective March 31, 2012 and presented the new statement of comprehensive income as a separate statement following the statement of earnings.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires more robust disclosures surrounding entities’ participation in multiemployer pension plans (“MEPPs”). The Company historically participated in several MEPPs providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”), but successfully negotiated the withdrawal from the last MEPP in which it participated in November 2011. The new guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all prior periods presented in the financial statements. The Company evaluated the need to disclose the additional information from both a qualitative and quantitative perspective. Considerations in this evaluation included the following: (1) the Company no longer participates in any MEPPs effective November 2011; (2) the Company's net pension costs related to its participation in MEPPs were immaterial for all years presented; and (3) less than 1% of the Company's employees were actively participating in MEPPs during the years presented in the Company's consolidated financial statements. Based on this evaluation, the Company concluded that disclosure of the additional information prescribed by ASU 2011-09 was not required.

(3) ACQUISITIONS
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2012
During fiscal 2012, the Company purchased eight businesses. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”), Pain Enterprises, Inc. (“Pain”) and Industrial Welding Supplies of Hattiesburg, LLC (d/b/a “Nordan Smith”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. Nordan Smith was a Mississippi-based industrial gas and welding supply distributor with 17 locations throughout Mississippi, Arkansas and Alabama with historical annual sales of approximately $31 million. A total of $160.1 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred in fiscal 2012 were $1.8 million and were included in selling, distribution and administrative expenses in the Company's Consolidated Statements of Earnings. The businesses acquired in fiscal 2012 had aggregate historical annual sales of approximately $106 million. These acquisitions contributed approximately $58 million in net sales in fiscal 2012. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution.
Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on third-party appraisals and management estimates. Fiscal 2012 purchase price allocations are substantially complete with the exception of Nordan Smith and one other acquisition, both of which were purchased in March 2012. The purchase price allocations for these two acquisitions are based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2012 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$17,390	$5,017	$22,407
Plant and equipment	54,505	15,487	69,992
Goodwill	42,073	7,829	49,902
Other intangible assets	34,486	7,230	41,716
Current liabilities	(13,386)	(1,026)	(14,412)
Non-current liabilities	(5,937)	(3,553)	(9,490)
Total cash consideration	$129,131	$30,984	$160,115

The fair value of trade receivables acquired in the fiscal 2012 acquisitions was $12.3 million, with gross contractual amounts receivable of $12.9 million. Goodwill associated with fiscal 2012 acquisitions was $48.2 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $34.9 million and $6.6 million, respectively. See Note 7 for further information on goodwill and intangible assets, including the allocation by segment.
In connection with acquisitions completed prior to the April 1, 2009 adoption of the revised guidance on business combinations, the Company is a party to contingent consideration agreements that provide for additional purchase price to be paid to the sellers if the future earnings of the acquired businesses exceed predetermined amounts. Amounts payable under these contingent payment agreements continue through fiscal 2019 and are limited to $3.7 million. Such amounts, if paid, will be capitalized as additional costs of the acquisitions.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for fiscal 2012 and 2011, as if fiscal 2012 acquisitions had occurred on April 1, 2010. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2010 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net sales	$4,791,814	$4,344,024
Net earnings	313,714	249,331
Diluted earnings per share	$4.01	$2.92
Fiscal 2011
During fiscal 2011, the Company purchased eight businesses. The largest of these businesses was Conley Gas, Ltd. (“Conley”), a supplier of pure gases to the specialty gas industry with historical annual sales of approximately $9 million. A total of $21.2 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with acquisitions that were completed in years prior to fiscal 2010. Transaction and other integration costs incurred in fiscal 2011 and included in the Company's fiscal 2011 results were insignificant. These businesses had aggregate historical annual sales of approximately $21 million. Net sales from fiscal 2011 acquisitions that were included in the Company's fiscal 2011 results were $7 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company's existing distribution network. The following table summarizes, as of March 31, 2011, the fair values of the assets acquired and liabilities assumed related to fiscal 2011 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Subsequent adjustments to provisional amounts for fiscal 2011 acquisitions are reflected in the fiscal 2012 purchase price allocation table above and were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$2,648	$41	$2,689
Plant and equipment	6,168	25	6,193
Goodwill	7,087	1	7,088
Other intangible assets	8,183	70	8,253
Current liabilities	(1,975)	270	(1,705)
Non-current liabilities	(1,332)	—	(1,332)
Total cash consideration	$20,779	$407	$21,186

The fair value of trade receivables acquired with fiscal 2011 acquisitions was $2.3 million, which approximated the gross contractual amounts receivable. Goodwill associated with fiscal 2011 acquisitions was $7.3 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2011 acquisitions represent customer relationships and non-competition agreements and amounted to $5.6 million and $1.9 million, respectively.

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

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2011	2010
Net sales	$4,264,634	$3,924,123
Net earnings	250,171	198,316
Diluted earnings per share	$2.93	$2.37
Fiscal 2010
During fiscal 2010, the Company purchased six businesses. The largest of these businesses was Tri-Tech, a Florida-based industrial gas and welding supply distributor with 16 locations throughout Florida, Georgia, and South Carolina with historical annual sales of approximately $31 million. A total of $80.8 million in cash was paid for the six businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. Transaction and other integration costs incurred in fiscal 2010 and included in the Company's fiscal 2010 results were insignificant. These businesses had aggregate historical annual revenues of approximately $47 million. Net sales from fiscal 2010 acquisitions that were included in the Company's fiscal 2010 results were $14 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.
Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from their operations after integration into the Company's existing distribution network. The following table summarizes, as of March 31, 2010, the fair values of the assets acquired and liabilities assumed related to fiscal 2010 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Subsequent adjustments to the provisional valuations below are reflected in the fiscal 2011 purchase price allocation table above and were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$5,750	$533	$6,283
Plant and equipment	22,477	83	22,560
Goodwill	40,821	1,056	41,877
Other intangible assets	17,029	1,035	18,064
Current liabilities	(3,060)	(1,097)	(4,157)
Non-current liabilities	(3,694)	(156)	(3,850)
Total cash consideration	$79,323	$1,454	$80,777

The fair value of trade receivables acquired with fiscal 2010 acquisitions was $4.2 million, with gross contractual amounts receivable of $4.5 million. Of the total goodwill in the table above, $33.7 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Intangible assets related to fiscal 2010 acquisitions represent customer relationships and non-competition agreements and amounted to $21.6 million and $2.3 million, respectively.

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	March 31, 2012	March 31, 2011
Hardgoods	$307,242	$256,480
Gases	101,196	115,895
	$408,438	$372,375

As a result of the Company's operating realignment into four divisions, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas' distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which the Company is the sole member. The new legal structure necessitated conformance of certain of the Company's accounting policies, including those related to inventory valuation. As a result, the Company changed its method of accounting for the portion of its hardgoods inventory valued using the LIFO method to the average-cost method. The Company believes the change is preferable and the average-cost method provides a more meaningful presentation of financial position because it better reflects the impact of more recent costs in the consolidated balance sheet. The Company applied this change in accounting principle through retrospective application to the current and prior years' consolidated financial statements. Hardgoods inventory valued under the LIFO method prior to the change totaled $36 million, or 9%, of the Company's total inventory.
The effects of the retrospective adjustment to the Company's prior year consolidated financial statements are summarized below:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands, except per share data)	2011	2010
Consolidated Statements of Earnings:	Increase/ (Decrease)
Cost of products sold (excluding depreciation)	$(810)	$54
Income taxes	312	(20)
Net earnings	498	(34)
Basic earnings per share	$0.01	$—
Diluted earnings per share	$0.01	$—

March 31,
(In thousands)	2011
Consolidated Balance Sheets:	Increase
Inventories, net	$9,873
Deferred income tax liability, net	3,843
Retained earnings	6,030

	Years Ended March 31,
(In thousands)	2011	2010
Consolidated Statements of Cash Flows:	Increase/ (Decrease)
Net earnings	$498	$(34)
Deferred income taxes	312	(20)
Change in inventories, net	(810)	54

Had the Company not changed the accounting principle for its LIFO inventory, net earnings for the year ended March 31, 2012 would have been $0.7 million lower than reported while basic and diluted earnings per share would have each been $0.01 lower than reported. The change in hardgoods inventory accounting from the LIFO method to the average-cost method resulted in an increase of $5.6 million to retained earnings at April 1, 2009.

(5) INCOME TAXES
Earnings before income taxes were derived from the following sources:

	Years Ended March 31,
(In thousands)	2012	2011	2010
United States	$482,832	$400,430	$307,327
Foreign	9,334	6,503	6,719
	$492,166	$406,933	$314,046
Income tax expense consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2012	2011	2010
Current:
Federal	$94,665	$77,466	$43,492
Foreign	2,758	2,317	2,457
State	12,817	7,246	5,685
	110,240	87,029	51,634
Deferred:
Federal	65,456	56,506	62,366
Foreign	474	33	187
State	2,622	13,101	3,593
	68,552	69,640	66,146
	$178,792	$156,669	$117,780

Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2012	2011	2010
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2.5%	3.4%	1.8%
Stock-based compensation expense	0.2%	0.1%	0.6%
State tax effect of corporate reorganization	(0.7)%	—%	—%
Domestic production activities deduction	(0.4)%	(0.7)%	(0.3)%
Other, net	(0.3)%	0.7%	0.4%
	36.3%	38.5%	37.5%
The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
(In thousands)	2012	2011
Deferred Tax Assets:
Inventories	$20,956	$19,351
Accounts receivable	478	—
Deferred rental income	15,927	15,347
Insurance reserves	15,029	12,396
Litigation settlement and other reserves	6,229	1,278
Asset retirement obligations	4,960	4,549
Stock-based compensation	28,217	23,703
Other	11,958	15,851
Net operating loss carryforwards	21,413	22,282
Valuation allowance	(5,271)	(9,385)
	119,896	105,372
Deferred Tax Liabilities:
Accounts receivable	—	(1,337)
Plant and equipment	(699,487)	(635,728)
Intangible assets	(151,908)	(132,014)
Other	(12,841)	(12,958)
	(864,236)	(782,037)
Net deferred tax liability	$(744,340)	$(676,665)
Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company's Consolidated Balance Sheets as follows:

	March 31,
(In thousands)	2012	2011
Current deferred income tax asset, net	$49,617	$50,132
Non-current deferred income tax liability, net	(793,957)	(726,797)
Net deferred tax liability	$(744,340)	$(676,665)
The Company has recorded tax benefits amounting to $16.0 million, $8.4 million and $15.4 million in the years ended March 31, 2012, 2011 and 2010, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
The Company has recorded deferred tax assets related to the expected future tax benefits of state net operating losses of $21.4 million and $22.3 million as of March 31, 2012 and 2011, respectively. State loss carryforwards expire at various times through 2032.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets reverse, at March 31, 2012 management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. Valuation allowances relate to certain state net operating loss carryforwards. In fiscal 2012, the Company revised its estimates of the realizability of certain tax benefits

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with state net operating loss carryforwards. Those revisions along with changes due to the realization and expiration of state net operating loss carryforwards resulted in a $4.1 million decrease in the related valuation allowance at March 31, 2012.
U.S. income taxes have not been provided on approximately $76 million of undistributed earnings of non-U.S. subsidiaries because it is the Company's intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
As of March 31, 2012, the Company has unrecognized state tax benefits of approximately $18.2 million, which were recorded in other non-current liabilities, and a related $6.2 million of federal tax assets associated with those state tax benefits recorded in other non-current assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including potential interest and penalties associated with uncertain tax positions, is as follows:

(In thousands)
Unrecognized net income tax benefits as of March 31, 2010	$8,144
Additions for current year tax positions	1,972
Reductions for tax positions of prior years	—
Reductions for settlements with taxing authorities	(221)
Reductions as a result of expiration of applicable statutes of limitations	(247)
Unrecognized net income tax benefits as of March 31, 2011	9,648
Additions for current year tax positions	2,406
Reductions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions as a result of expiration of applicable statutes of limitations	(57)
Unrecognized net income tax benefits as of March 31, 2012	$11,997
Net interest and penalties of $604 thousand were recognized for the year ended March 31, 2012 and were classified as income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is not under examination by the IRS or in any significant foreign and state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2008.

(6) PLANT AND EQUIPMENT
The major classes of plant and equipment, at cost, are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		March 31,
	Depreciable Lives (Yrs)	2012	2011
(In thousands)
Land and land improvements	—	$184,522	$161,665
Buildings and improvements	25	470,561	426,482
Cylinders	30	1,335,113	1,268,829
Bulk tank stations	10 to 30 (Average 16)	613,011	559,743
Rental equipment	2 to 10	275,285	253,145
Machinery and equipment	7 to 10	826,949	762,917
Computers, furniture and fixtures	3 to 10	254,178	173,306
Transportation equipment	3 to 15	288,678	259,455
Construction in progress	—	58,123	84,432
		$4,306,420	$3,949,974

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for fiscal 2012 and 2011 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2010	$922,718	$186,558	$1,109,276
Acquisitions (a)	7,087	1	7,088
Other adjustments, including foreign currency translation	913	59	972
Balance at March 31, 2011	930,718	186,618	1,117,336
Acquisitions (a)	42,073	7,829	49,902
Other adjustments, including foreign currency translation	(3,397)	(38)	(3,435)
Balance at March 31, 2012	$969,394	$194,409	$1,163,803
____________________

(a)	Includes acquisitions completed during the respective year and adjustments made to prior year acquisitions.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Other Intangible Assets
Other intangible assets by major class are as follows:

	March 31, 2012				March 31, 2011
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$270,096	$(74,253)	$195,843	15	$236,481	$(57,265)	$179,216
Non-competition agreements	8	38,378	(20,427)	17,951	8	33,454	(16,395)	17,059
Other		1,240	(830)	410		1,836	(943)	893
		$309,714	$(95,510)	$214,204		$271,771	$(74,603)	$197,168

Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from seven to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on appraised value or other techniques. Estimated future amortization expense by fiscal year is as follows: fiscal 2013 - $25.1 million; 2014 - $22.6 million; 2015 - $21.1 million; 2016 - $19.7 million; 2017 - $17.8 million; and $107.9 million thereafter.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	March 31, 2012	March 31, 2011
Accrued payroll and employee benefits	$99,474	$121,691
Business insurance reserves (a)	51,435	45,438
Taxes other than income taxes	20,273	21,218
Cash overdraft	72,445	64,601
Deferred rental revenue	29,720	26,401
Accrued costs related to unsolicited takeover attempt (Note 25)	—	43,452
Other accrued expenses and current liabilities	82,997	68,743
	$356,344	$391,544

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $13.8 million at March 31, 2012 and $12.2 million at March 31, 2011, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(9) INDEBTEDNESS
Total debt consists of:

(In thousands)	March 31, 2012	March 31, 2011
Short-term
Commercial paper	$388,452	$—

Long-term
Revolving credit borrowings - U.S.	$—	$331,000
Revolving credit borrowings - Multi-currency	43,472	43,103
Revolving credit borrowings - France	6,338	4,106
Trade receivables securitization	295,000	295,000
Senior notes, net	1,205,881	954,343
Senior subordinated notes	215,446	215,446
Other long-term debt	6,150	9,864
Total long-term debt	1,772,287	1,852,862
Less current portion of long-term debt	(10,385)	(9,868)
Long-term debt, excluding current portion	$1,761,902	$1,842,994

Total debt	$2,160,739	$1,852,862
Commercial Paper
In October 2011, the Company commenced a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At March 31, 2012, $388 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.54%.

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
As of March 31, 2012, the Company had $43 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2012. The Company also had outstanding U.S. letters of credit of $45 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2012, the average effective interest rate on the multi-currency revolver was 1.93%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undrawn portion of the Credit Facility equal to 20 basis points per annum.
At March 31, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of March 31, 2012, $273 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.7 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2012, these revolving credit borrowings were €4.8 million (U.S. $6.3 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2012, the effective interest rate on the French revolving credit borrowings was 1.7%. This line of credit matures on December 31, 2012.
Money Market Loans
The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $35 million that expires on July 31, 2012, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2012, there were no advances outstanding under the agreement.
Senior Notes
On June 3, 2011, the Company issued $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. The net proceeds from the sale of the 2016 Notes were used to fund acquisitions and repurchase shares under the Company’s stock repurchase program. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At March 31, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2012, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At March 31, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At March 31, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
During the year ended March 31, 2011, the Company incurred a one-time interest penalty payable to holders of the 2018 Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. The Company classified these charges as interest expense.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2012, other long-term debt totaled $6.1 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At March 31, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Debt Extinguishment Charges
During the year ended March 31, 2011, the Company repurchased $30.0 million of its 2018 Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $3.6 million for the year ended March 31, 2011 and related to the redemption premiums and write-off of unamortized debt issuance costs.
Also during the year ended March 31, 2011, the Company entered into a new credit facility. In connection with the entry by the Company into the credit facility on September 13, 2010, the Company’s then existing senior credit facility was terminated and all obligations under the prior credit facility (including the term loans) were repaid in full using proceeds of the credit facility and other funds. As a result of the termination of the prior credit facility, the Company recorded a loss on the early extinguishment of debt of $0.6 million during the year ended March 31, 2011 related to the write-off of unamortized debt issuance costs.
On October 13, 2009, the Company redeemed its $150.0 million, 6.25% senior subordinated notes maturing July 15, 2014 at a price of 103.125% of the principal. A loss on the early extinguishment of debt of $6.1 million was recognized related to the redemption premium and write-off of unamortized debt issuance costs.
Also during the year ended March 31, 2010, the Company repurchased $154.6 million of its 2018 Notes at an average price of 106.4% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Notes were $11.8 million for the year ended March 31, 2010 and related to the redemption premiums and write-off of unamortized debt issuance costs.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at March 31, 2012 are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Debt Maturities (a)
Years Ending March 31, (a)
2013	$10,385
2014	596,197
2015	400,521
2016	250,232
2017	293,625
Thereafter	215,446
$1,766,406
____________________

(a)	Outstanding borrowings under the Securitization Agreement at March 31, 2012 are reflected as maturing at the agreement’s expiration in December 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $0.9 million at March 31, 2012. The 2013 Notes also include additional carrying value of $6.8 million at March 31, 2012 related to the Company’s fair value hedges — see Note 10 for additional disclosure.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At March 31, 2012, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
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
For the years ended March 31, 2011 and 2010, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded corresponding adjustments to AOCI of $4.0 million, or $2.7 million after tax, and $8.6 million, or $5.6 million after tax, respectively. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the years ended March 31, 2011 and 2010.
At March 31, 2011 and for the year ended March 31, 2012, the Company was party to no fixed interest rate swap agreements.
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2012 and 2011, $517 thousand and $258 thousand, respectively, of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At March 31, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.35% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2012, the fair value of the variable interest rate swaps increased by $1.6 million to an asset of $6.7 million and was recorded in other non-current assets. The corresponding increase in the carrying value of the 2013 Notes caused by the hedged risk was $1.6 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2012, 2011 and 2010.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	March 31, 2012		March 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Other non-current assets	$6,734	Other non-current assets	$5,086
Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Years Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate contracts	$517	$1,633	$8,563
Tax effect	(191)	(443)	(2,997)
Net effect	$326	$1,190	$5,566

	Amount of Loss Reclassified from AOCI into Pre-tax Income (a)
(In thousands)	Years Ended March 31,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest expense, net	$517	$4,242	$11,399

(a) The tax effects of the reclassification adjustments were $191 thousand, $1.5 million and $4.0 million for the years ended March 31, 2012, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Years Ended March 31,
Derivatives in Fair Value Hedging Relationships		2012	2011	2010
Change in fair value of variable interest rate swaps	Interest expense, net	$1,648	$5,711	$(625)
Change in carrying value of 2013 Notes	Interest expense, net	(1,597)	(5,563)	392
Net effect	Interest expense, net	$51	$148	$(233)

(11) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and 2011 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2012
Assets:
Deferred compensation plan assets	$11,126	$11,126	$—	$—
Derivative assets - variable interest rate swap agreements	6,734	—	6,734	—
Total assets measured at fair value on a recurring basis	$17,860	$11,126	$6,734	$—

Liabilities:
Deferred compensation plan liabilities	$11,126	$11,126	$—	$—
Contingent consideration liability	2,512	—	—	2,512
Total liabilities measured at fair value on a recurring basis	$13,638	$11,126	$—	$2,512

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2011
Assets:
Deferred compensation plan assets	$9,160	$9,160	$—	$—
Derivative assets - variable interest rate swap agreements	5,086	—	5,086	—
Total assets measured at fair value on a recurring basis	$14,246	$9,160	$5,086	$—

Liabilities:
Deferred compensation plan liabilities	$9,160	$9,160	$—	$—
Total liabilities measured at fair value on a recurring basis	$9,160	$9,160	$—	$—

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statements of Earnings.
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within other non-current assets on the Consolidated Balance Sheets. See Note 10 for additional derivatives disclosures.
Contingent consideration liability — As part of the consideration for an acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of the total liability for the contingent consideration arrangement at March 31, 2012, $1.7 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets. The impact on the Company's earnings as a result of the contingent consideration arrangement for the year ended March 31, 2012 was immaterial.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the year ended March 31, 2012 were as follows (in thousands):

Balance at March 31, 2011	$—
Contingent consideration liability recorded	2,450
Adjustments to fair value measurement	62
Balance at March 31, 2012	$2,512
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis at March 31, 2012 are categorized in the table below based

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the lowest level of significant input to the valuation. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and there were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2011.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total Losses
(In thousands)	March 31, 2012
Assets:
Long-lived assets held and used	$8,438	$—	$—	$8,438	$4,250
Total assets measured at fair value on a non-recurring basis	$8,438	$—	$—	$8,438	$4,250

In September 2011, the Company performed an evaluation of the recoverability of the fixed assets related to one of its liquid carbon dioxide plants. This evaluation was based upon the receipt of notice that a supplier's hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company's co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. In addition, in March 2012, the Company performed an evaluation of the recoverability of the fixed assets related to one of its smaller and less efficient air separation units. The evaluation was based on the re-evaluation of the plan for the operation of the air separation unit over the long-term. See Note 23 for additional details.

As a result of the analyses, the Company remeasured the fixed assets of its liquid carbon dioxide plant and recognized an impairment charge of $2.5 million, and remeasured the fixed assets related to the air separation unit and recognized an impairment charge of $1.8 million, both of which were reflected in the “Restructuring and other special charges” line item of the Company's Consolidated Statements of Earnings. The remeasured plant fixed assets totaled $8.8 million and the remeasured fixed assets related to the air separation unit totaled $0.4 million, at each respective date of evaluation. As of March 31, 2012, the remeasured plant fixed assets totaled $8.0 million and the remeasured fixed assets related to the air separation unit totaled $0.4 million, and were included within plant and equipment on the Company's Consolidated Balance Sheets. The Company used an income approach to estimate the fair values of the plant and air separation unit fixed assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the fixed assets at both the plant and air separation unit. The asset groups will not be remeasured at fair value on a recurring basis; however, they are still subject to fair value measurements to test for recoverability of the carrying amounts should future conditions warrant an evaluation.
Fair Value of Debt
The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below was estimated based on observable forward yield curves and credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date (Level 2). The fair values of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the securitized receivables and the commercial paper approximate their carrying values.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
Commercial paper	$388,452	$388,452	$—	$—
Revolving credit borrowings	49,810	49,810	378,209	381,235
2013 Notes	306,677	314,881	305,019	308,716
2014 Notes	399,760	429,530	399,664	419,899
2015 Notes	249,736	260,325	249,660	249,430
2016 Notes	249,708	257,821	—	—
2018 Notes	215,446	234,836	215,446	235,105
Trade receivables securitization	295,000	295,000	295,000	295,000
Other long-term debt	6,150	6,410	9,864	10,146
Total debt	$2,160,739	$2,237,065	$1,852,862	$1,899,531

(12) STOCKHOLDERS' EQUITY
(a) Common Stock
The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2012, the number of shares of common stock outstanding was 76.7 million, excluding 10.2 million shares of common stock held as treasury stock. At March 31, 2011, the number of shares of common stock outstanding was 79.6 million, excluding 7.0 million shares of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2012 and 2011, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company's Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.
Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2012 and 2011, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
During fiscal 2012, the Company paid its stockholders quarterly cash dividends of $0.29 per share at the end of the first quarter and $0.32 per share in the second, third and fourth quarters. On May 3, 2012, the Company's Board of Directors declared a cash dividend of $0.40 per share, which is payable on June 29, 2012 to the stockholders of record as of June 15, 2012. During fiscal 2011, the Company paid its stockholders regular quarterly cash dividends of $0.22 per share at the end of the first quarter, $0.25 per share in the second and third quarters and $0.29 per share in the fourth quarter. During fiscal 2010, the Company paid its stockholders regular quarterly cash dividends of $0.18 per share at the end of each of the first three quarters and $0.22 per share in the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.
(d) Stockholder Rights Plan
Effective May 8, 2007, the Company's Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

protect stockholders' interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.
Rights become exercisable after ten days following the acquisition by a person or group of 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the Company's outstanding common stock, or ten business days (or later if determined by the Board of Directors in accordance with the plan) after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person's or group's rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.0001 per right. If not redeemed, the rights will expire on May 8, 2017.
(e) Stock Repurchase Programs
In February 2011, the Executive Committee of the Company's Board of Directors approved a stock repurchase program that provided the Company with the authorization to repurchase up to $300 million of its common stock. By March 31, 2011, 4.8 million shares had been repurchased for $300 million.
In May 2011, the Company announced a new program to repurchase up to $300 million of its outstanding shares of common stock. A total of 4.5 million shares were repurchased under the Plan for $300 million during the first quarter of fiscal 2012.
(f) Comprehensive Income
The Company's comprehensive income was $311 million, $254 million and $210 million for the years ended March 31, 2012, 2011 and 2010, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company's derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. See Note 10 for further information on derivative instruments. The table below presents the gross and net changes in the balances within each component of AOCI for the three years ended March 31, 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2009	$(2,530)	$—	$(8,223)	$(10,753)
Foreign currency translation adjustments	8,629			8,629
Derivative instruments:
Change in fair value of interest rate swap agreements			(2,836)	(2,836)
Reclassification adjustments to income		—	11,399	11,399
Net gain on derivative instruments		—	8,563	8,563
Net tax effect of other comprehensive income items		—	(2,997)	(2,997)
Net change after tax of other comprehensive income items	8,629	—	5,566	14,195
Balance at March 31, 2010	6,099	—	(2,657)	3,442
Foreign currency translation adjustments	2,948			2,948
Derivative instruments:
Treasury rate lock loss		(2,587)		(2,587)
Change in fair value of interest rate swap agreements			(22)	(22)
Reclassification adjustments to income		258	3,984	4,242
Net gain (loss) on derivative instruments		(2,329)	3,962	1,633
Net tax effect of other comprehensive income items		862	(1,305)	(443)
Net change after tax of other comprehensive income items	2,948	(1,467)	2,657	4,138
Balance at March 31, 2011	9,047	(1,467)	—	7,580
Foreign currency translation adjustments	(2,520)			(2,520)
Derivative instruments:
Reclassification adjustments to income		517	—	517
Net tax effect of other comprehensive income items		(191)	—	(191)
Net change after tax of other comprehensive income items	(2,520)	326	—	(2,194)
Balance at March 31, 2012	$6,527	$(1,141)	$—	$5,386

(13) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its equity incentive plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2012	2011	2010
Stock-based compensation expense related to:
Equity Incentive Plan	$21,721	$19,122	$16,455
Employee Stock Purchase Plan - options to purchase stock	3,887	4,547	6,413
	25,608	23,669	22,868
Tax benefit	(8,760)	(8,364)	(6,913)
Stock-based compensation expense, net of tax	$16,848	$15,305	$15,955

2006 Equity Incentive Plan
The 2006 Equity Incentive Plan (the “2006 Equity Plan”) was approved by the Company's stockholders in August 2006. On August 18, 2009, the Company's stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 2.6 million increase in the number of shares available for issuance under the plan. At March 31, 2012, a total of 7.5 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 1.9 million shares of common stock were available for issuance.
Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2012, 2011 and 2010 was $22.78, $22.72 and $14.50, respectively. The following assumptions were used by the Company in valuing the stock options grants issued in each fiscal year:
Stock Option Grant Assumptions

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected volatility	41.1%	41.9%	39.5%
Expected dividend yield	1.73%	1.42%	1.75%
Expected term	5.7 years	5.6 years	5.6 years
Risk-free interest rate	1.9%	2.1%	2.3%
The expected volatility assumption used in valuing stock options was determined based on anticipated changes in the underlying stock price over the expected term using historical daily changes of the Company's closing stock price. The expected dividend yield was based on the Company's history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three years ended March 31, 2012:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2009	6,640,369	$30.71
Granted	1,425,650	$43.15
Exercised	(1,299,528)	$16.82
Forfeited	(59,473)	$18.50
Outstanding at March 31, 2010	6,707,018	$36.15	$184,230
Granted	1,047,300	$62.56
Exercised	(812,304)	$27.20
Forfeited	(56,428)	$50.38
Outstanding at March 31, 2011	6,885,586	$41.11	$174,350
Granted	995,038	$66.39
Exercised	(1,253,672)	$29.27
Forfeited	(42,470)	$57.35
Outstanding at March 31, 2012	6,584,482	$47.08	$275,849
Vested or expected to vest at March 31, 2012	6,568,659	$47.04	$275,450
Exercisable at March 31, 2012	4,057,261	$39.80	$199,513
The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2012, 2011 and 2010 was $56.9 million, $31.4 million and $46.7 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2012 was 4.4 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.
As of March 31, 2012, $34.3 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of March 31, 2012, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 1.8 million shares were available for issuance at March 31, 2012.
Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25 thousand. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee's enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12 -month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $13.16, $16.05 and $12.52 for the years ended March 31, 2012, 2011 and 2010, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees' option to purchase shares of common stock under the ESPP:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP Purchase Option Assumptions

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected volatility	24.7%	41.8%	72.2%
Expected dividend yield	2.38%	1.01%	1.61%
Expected term	3 to 6 months	3 to 9 months	3 to 12 months
Risk-free interest rate	0.1%	0.2%	0.4%
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three years ended March 31, 2012:

	Number of Purchase Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2009	132,752	$29.30
Granted	512,327	$29.29
Exercised	(523,507)	$29.47
Outstanding at March 31, 2010	121,572	$28.53	$4,266
Granted	283,293	$52.73
Exercised	(338,037)	$44.37
Outstanding at March 31, 2011	66,828	$51.03	$1,028
Granted	295,327	$53.95
Exercised	(282,947)	$53.92
Outstanding at March 31, 2012	79,208	$51.61	$2,959

(14) INTEREST EXPENSE, NET
Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2012	2011	2010
Interest expense (a)	$68,846	$62,719	$65,788
Interest and finance charge (income)	(2,509)	(2,665)	(2,478)
	$66,337	$60,054	$63,310

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.8 million, 1.3 million and 2.4 million shares covered by outstanding stock options that were not dilutive for the years ended March 31, 2012, 2011 and 2010, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the computation of basic and diluted weighted average common shares outstanding for the years ended March 31, 2012 , 2011 and 2010:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2012	2011	2010
Numerator:
Net earnings	$313,374	$250,264	$196,266
Denominator:
Basic shares outstanding	76,586	83,487	82,129
Basic net earnings per share	$4.09	$3.00	$2.39

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2012	2011	2010
Numerator:
Net earnings	$313,374	$250,264	$196,266
Denominator:
Basic shares outstanding	76,586	83,487	82,129
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,738	1,765	1,658
Diluted shares outstanding	78,324	85,252	83,787
Diluted net earnings per share	$4.00	$2.94	$2.34

(16) LEASES
The Company leases certain facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2012, 2011 and 2010 totaled approximately $102 million, $101 million and $102 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the Consolidated Balance Sheets at March 31, 2012 and 2011. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $25 million, representing approximately 13% of the original cost.
At March 31, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
Years Ending March 31,
2013	$86,075
2014	63,419
2015	50,162
2016	35,560
2017	24,180
Thereafter	54,537
$313,933

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity.
(b) Insurance Coverage
The Company has established insurance programs to cover workers' compensation, business automobile and general liability claims. During fiscal 2012, 2011 and 2010, these programs had deductible limits of $1 million per occurrence. For fiscal 2013, the deductible limits will remain $1 million per occurrence. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.
The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company adjusts its self-insured medical benefits reserve as the Company's loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.
(c) Supply Agreements
The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $41 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through June 2024. The annual purchase commitments above reflect estimates based on fiscal 2012 purchases.
The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent annual purchases of approximately $22 million. The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $2.6 million annually under these contracts. The annual purchase commitments reflect estimates based on fiscal 2012 purchases.

The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company's normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize excess internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
At March 31, 2012, future commitments under take-or-pay supply agreements were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)
Years Ending March 31,
2013	$140,915
2014	157,425
2015	137,859
2016	123,067
2017	128,057
Thereafter	136,744
$824,067
(d) Letters of Credit
At March 31, 2012, the Company had outstanding letters of credit of approximately $45 million. Letters of credit are guarantees of payment to third parties. The Company's letters of credit principally back obligations associated with the Company's deductible on workers' compensation, business automobile and general liability claims. The letters of credit are supported by the Company's Credit Facility.

(18) BENEFIT PLANS
Historically, the Company participated in several MEPPs providing defined benefits to union employees under the terms of CBAs. Contributions were made to the plans in accordance with negotiated CBAs. The plans generally provided retirement benefits to participants based on their service to contributing employers.
In connection with the renewal of CBAs, the Company has been successful in negotiating its withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. As part of the withdrawal from a MEPP, the Company is required to fund its portion of the MEPP's unfunded pension obligation, if any. The amount of the withdrawal liability assessed by a MEPP is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by other employers in the MEPP.
The Company recognized charges related to the withdrawal from these plans of $4.3 million, $4.6 million and $6.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. MEPP withdrawal liabilities amounted to $1.6 million at March 31, 2012 and $16.0 million at March 31, 2011. The Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant wages. Amounts expensed under the 401(k) plan for fiscal 2012, 2011 and 2010 were $11.1 million, $10.1 million and $9.2 million, respectively.
The Company has a deferred compensation plan that is a non-qualified plan. The deferred compensation plan allows eligible employees and non-employee directors, who elect to participate in the plan, to defer receipt of taxable compensation. Participants may set aside up to a maximum of 75% of their salary and up to a maximum of 100% of their bonus compensation in tax-deferred investments. The Company's deferred compensation plan liabilities are funded through an irrevocable rabbi trust. The assets of the trust, which consist of exchange traded open-ended mutual funds, cannot be reached by the Company or its creditors except in the event of the Company's insolvency or bankruptcy. Assets held in the rabbi trust were $11.1 million and $9.2 million at March 31, 2012 and 2011, respectively, and are included within other non-current assets on the Consolidated Balance Sheets. The Company's deferred compensation plan liabilities were $11.1 million and $9.2 million at March 31, 2012 and 2011, respectively, and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statements of Earnings.

(19) RELATED PARTIES
The Company purchases and sells goods and services in the ordinary course of business with certain corporations in

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2012, 2011 and 2010 were $3.6 million, $4.2 million and $2.3 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm's length transactions.

(20) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2012	2011	2010
Interest paid (a)	$67,756	$58,131	$74,984
Discount on securitization	—	—	5,651
Income taxes (net of refunds) (b)	94,976	61,160	50,562
____________________

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

(b)	During the years ended March 31, 2012, 2011 and 2010, the Company applied for and received Federal income tax refunds of $10.8 million, $26.0 million and $10.0 million, respectively.

(21) SUMMARY BY BUSINESS SEGMENT
The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. The Distribution business segment's principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company's air separation facilities and national specialty gas labs primarily produce gases that are sold by the Distribution business segment's business units. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 58%, 60% and 61% of the Distribution business segment's sales in fiscal years 2012, 2011 and 2010, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 42%, 40% and 39% of the Distribution business segment's sales in fiscal years 2012, 2011 and 2010, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2012, 2011 and 2010.
The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments. Elimination entries represent intercompany sales from the Company's All Other Operations business segment to its Distribution business segment.
The Company's operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries, based on the point of sale, were $83 million, $75 million and $77 million in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Long-lived assets attributable to the Company's foreign operations represent less than 4.0% of the consolidated total long-lived assets of the Company and were $146 million, $142 million and $141 million at March 31, 2012, 2011 and 2010, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets. The Company's customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the years ended March 31, 2012, 2011 and 2010. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Business segment operating results for the prior periods were adjusted for the retrospective application of the LIFO-to-average-cost change in accounting principle implemented during the year ended March 31, 2012. Although corporate operating expenses are generally allocated to each

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company's withdrawal from various MEPPs under selling, distribution and administrative expenses in the Eliminations and Other column below. Additionally, the Company's restructuring and other special charges and the legal, professional and other costs (benefits) incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt are not allocated to the Company's business segments. These costs (benefits) are also reflected in the Eliminations and Other column below. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions on the operating results of each business segment. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company's consolidated financial statements and, accordingly, are reported on the same basis below.

		Year Ended
	March 31, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,462,232	$543,111	$(37,784)	$2,967,559
Hardgoods	1,772,637	6,102	(15)	1,778,724
Total net sales	4,234,869	549,213	(37,799)	4,746,283
Cost of products sold (excluding depreciation)	1,918,108	295,121	(37,799)	2,175,430
Selling, distribution and administrative expenses	1,528,215	162,205	37,349	1,727,769
Restructuring and other special charges	—	—	24,448	24,448
Costs (benefits) related to unsolicited takeover attempt	—	—	(7,870)	(7,870)
Depreciation	225,723	19,353	—	245,076
Amortization	20,139	5,070	—	25,209
Operating income	$542,684	$67,464	$(53,927)	$556,221
Assets	$4,816,034	$504,551	$—	$5,320,585
Capital expenditures	$333,271	$23,243	$—	$356,514

	Year Ended
	March 31, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,272,215	$465,803	$(30,702)	$2,707,316
Hardgoods	1,537,921	6,251	(21)	1,544,151
Total net sales	3,810,136	472,054	(30,723)	4,251,467
Cost of products sold (excluding depreciation)	1,692,056	251,947	(30,723)	1,913,280
Selling, distribution and administrative expenses	1,418,491	134,578	21,003	1,574,072
Restructuring and other special charges	—	—	—	—
Costs (benefits) related to unsolicited takeover attempt	—	—	44,406	44,406
Depreciation	209,999	15,384	—	225,383
Amortization	20,485	4,650	—	25,135
Operating income	$469,105	$65,495	$(65,409)	$469,191
Assets	$4,461,153	$484,601	$—	$4,945,754
Capital expenditures	$235,143	$20,887	$—	$256,030

	Year Ended
	March 31, 2010
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,113,223	$414,903	$(24,240)	$2,503,886

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hardgoods	1,365,252	6,038	(23)	1,371,267
Total net sales	3,478,475	420,941	(24,263)	3,875,153
Cost of products sold (excluding depreciation)	1,529,661	222,522	(24,263)	1,727,920
Selling, distribution and administrative expenses	1,348,022	127,250	14,033	1,489,305
Restructuring and other special charges	—	—	—	—
Costs (benefits) related to unsolicited takeover attempt	—	—	23,435	23,435
Depreciation	198,066	14,652	—	212,718
Amortization	18,196	4,035	—	22,231
Operating income	$384,530	$52,482	$(37,468)	$399,544
Assets	$4,044,080	$460,914	$—	$4,504,994
Capital expenditures	$232,982	$19,846	$—	$252,828

(22) RESTRUCTURING AND OTHER SPECIAL CHARGES
The following table presents the components of restructuring and other special charges:

Year Ended
(In thousands)	March 31, 2012
Restructuring costs	$14,473
Other related costs	5,725
Asset impairment charges (Note 23)	4,250
Total restructuring and other special charges	$24,448
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas' distribution businesses have merged or will merge into a single LLC of which the Company is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and to form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
As a result of the realignment, the Company recorded a $13.3 million restructuring charge for severance benefits under the Airgas, Inc. Severance Pay Plan during the three months ended June 30, 2011. The charge related to the announced workforce reduction of regional company support functions. The Company expects to pay severance benefits to affected employees through fiscal 2014. During the three months ended December 31, 2011 and March 31, 2012, the Company recorded additional restructuring costs of $0.7 million and $0.4 million, respectively, primarily related to facility exit costs. For the year ended March 31, 2012, total restructuring costs of $14.5 million were recorded.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the year ended March 31, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	1,143	14,473
Cash payments and other adjustments	(192)	(153)	(345)
Balance at March 31, 2012	$13,138	$990	$14,128

Of the $14.1 million in accrued restructuring costs at March 31, 2012, $10.7 million was included in accrued expenses and other current liabilities and $3.4 million was included in other non-current liabilities on the Company’s Consolidated

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets. The restructuring costs were not allocated to the Company’s business segments (see Note 21).
For the year ended March 31, 2012, the Company also incurred $5.7 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company's organizational and legal entity changes. The realignment is expected to be completed in fiscal 2013, during which year the Company expects to incur additional costs, primarily related to transition staffing, legal, relocation and other costs, of approximately $8 million.
The Company also recorded a special charge of $4.3 million related to fixed asset impairments during the year ended March 31, 2012 – see Note 23 for further information.

(23) ASSET IMPAIRMENT CHARGES
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units over the long-term.
In accordance with guidance for the impairment of long-lived assets, the Company separately evaluated the fixed assets at the liquid carbon dioxide plant and air separation unit for recovery. Using discounted cash flow analyses, the Company determined the fair values of the fixed assets at both locations were not sufficient to support the respective carrying values of the assets. The fair values of the assets were estimated using an internally developed cash flow model. Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the fixed assets.
As a result of the impairment analysis performed on the assets at the liquid carbon dioxide plant, Airgas recorded a charge of $2.5 million in September 2011 to adjust the carrying values of the plant assets to the Company’s estimated fair values. The Company recorded a similar charge of $1.8 million in March 2012 related to the air separation unit. The impairment charges are reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statements of Earnings and were not allocated to the Company’s business segments (see Notes 21 and 22).

(24) SUPPLEMENTARY INFORMATION (UNAUDITED)
The following table summarizes the unaudited results of operations for each quarter of fiscal 2012 and 2011. The results below reflect the impact of the retrospective change in accounting principle for the Company's LIFO inventory implemented during the fourth quarter of fiscal 2012 – see Note 4 for further details. The impact of the accounting principle change was immaterial to the operating results for all quarters presented. Note that quarterly amounts presented may not sum to the consolidated annual totals due to rounding.

(In thousands, except per share amounts)	First	Second	Third	Fourth
2012
Net sales	$1,164,300	$1,187,083	$1,153,751	$1,241,149
Operating income (b)	137,269	142,175	131,019	145,758
Net earnings (c)	74,994	77,854	72,559	87,967
Basic earnings per share (a)	$0.96	$1.03	$0.96	$1.15
Diluted earnings per share (a)	$0.94	$1.01	$0.93	$1.12

2011
Net sales	$1,052,656	$1,061,663	$1,034,464	$1,102,684
Operating income (b)	122,960	122,060	108,371	115,800
Net earnings (c)	64,927	66,748	55,834	62,755
Basic earnings per share (a)	$0.78	$0.80	$0.66	$0.76
Diluted earnings per share (a)	$0.76	$0.78	$0.65	$0.74

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statements of Earnings.

(b)	Operating income includes the following items:

(In thousands)	First	Second	Third	Fourth
2012
Restructuring and other special charges (Notes 22 and 23)	$13,330	$2,500	$2,431	$6,187
Costs (benefits) related to unsolicited takeover attempt (Note 25)	(6,700)	—	(1,170)	—
Multi-employer pension plan withdrawal charges (Note 18)	900	—	3,404	—

2011
Costs (benefits) related to unsolicited takeover attempt (Note 25)	$3,787	$4,687	$17,558	$18,374
Multi-employer pension plan withdrawal charges (Note 18)	3,204	1,419	—	—

(c)
Net earnings for the fourth quarter of fiscal 2012 include a $4.9 million income tax benefit related to the LLC reorganization as well as a true-up of the Company's foreign tax liabilities. Net earnings for the third quarter of fiscal 2011 include a $2.6 million pre-tax charge related to a one-time interest penalty for the late removal of the restrictive legend on the Company's 2018 Notes. Net earnings for the first and second quarters of fiscal 2011 include pre-tax charges of $2.9 million and $1.2 million, respectively, for losses on the extinguishment of debt. See Note 9 for further details on the one-time interest penalty charge and debt extinguishment losses.

(25) UNSOLICITED TAKEOVER ATTEMPT
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the year ended March 31, 2012, the Company recognized benefits of $7.9 million million from lower than previously estimated net costs related to the unsolicited takeover attempt. The Company incurred unsolicited takeover attempt costs of $44.4 million and $23.4 million for the years ended March 31, 2011 and 2010, respectively.

(26) SUBSEQUENT EVENT
On May 3, 2012, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.40 per share. The dividend is payable June 29, 2012 to stockholders of record as of June 15, 2012.

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the Years Ended March 31, 2012, 2011 and 2010
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2012
Accounts receivable - allowances for doubtful accounts	$23,655	$18,829	$2,967	(a)	$(13,606)	(b)	$31,845

2011
Accounts receivable - allowances for doubtful accounts	$25,359	$12,280	$2,623	(a)	$(16,607)	(b)	$23,655

2010
Accounts receivable - allowances for doubtful accounts	$27,572	$14,455	$5,168	(a)	$(21,836)	(b)	$25,359

(a)	Principally reflects subsequent collections of accounts previously written-off.

(b)	Write-off of uncollectible accounts.