Form 10-Q
period 2012-09-30
AIRGAS INC
filed 2012-11-07
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of November 6, 2012 was 78,102,150.

AIRGAS, INC.

FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)
Net Sales	$1,229,610	$1,187,083	$2,486,866	$2,351,383
Costs and Expenses:
Cost of products sold (excluding depreciation)	552,313	552,334	1,121,051	1,082,873
Selling, distribution and administrative expenses	458,301	423,437	918,432	846,883
Restructuring and other special charges (Note 15)	2,443	2,500	8,155	15,830
Costs (benefits) related to unsolicited takeover attempt (Note 16)	—	—	—	(6,700)
Depreciation	64,649	60,382	129,016	120,649
Amortization	6,718	6,255	13,336	12,404
Total costs and expenses	1,084,424	1,044,908	2,189,990	2,071,939
Operating Income	145,186	142,175	296,876	279,444
Interest expense, net	(15,880)	(17,424)	(31,630)	(34,074)
Other income (expense), net (Note 2)	1,161	(581)	9,524	149
Earnings before income taxes	130,467	124,170	274,770	245,519
Income taxes	(49,447)	(46,316)	(102,952)	(92,671)
Net Earnings	$81,020	$77,854	$171,818	$152,848
Net Earnings Per Common Share:
Basic earnings per share	$1.05	$1.03	$2.23	$1.99
Diluted earnings per share	$1.03	$1.01	$2.18	$1.94
Weighted Average Shares Outstanding:
Basic	77,078	75,630	76,973	76,980
Diluted	78,892	77,262	78,860	78,672

Note: Prior year amounts have been adjusted for the change in accounting for LIFO inventories.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net earnings	$81,020	$77,854	$171,818	$152,848
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,661	(6,466)	496	(5,611)
Reclassification of hedging loss included in net earnings	129	129	259	259
Other comprehensive income (loss), before tax	2,790	(6,337)	755	(5,352)
Net tax expense of other comprehensive income items	(48)	(48)	(96)	(96)
Other comprehensive income (loss), net of tax	2,742	(6,385)	659	(5,448)
Comprehensive income	$83,762	$71,469	$172,477	$147,400

Note: Prior year amounts have been adjusted for the change in accounting for LIFO inventories.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	September 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash	$47,867	$44,663
Trade receivables, less allowances for doubtful accounts of $36,579 and $31,845 at September 30, 2012 and March 31, 2012, respectively	686,940	652,439
Inventories, net	439,263	408,438
Deferred income tax asset, net	55,269	49,617
Prepaid expenses and other current assets	112,471	119,049
Total current assets	1,341,810	1,274,206
Plant and equipment at cost	4,436,947	4,306,420
Less accumulated depreciation	(1,790,812)	(1,690,361)
Plant and equipment, net	2,646,135	2,616,059
Goodwill	1,166,323	1,163,803
Other intangible assets, net	204,513	214,204
Other non-current assets	50,197	52,313
Total assets	$5,408,978	$5,320,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$166,194	$174,868
Accrued expenses and other current liabilities	362,234	356,344
Short-term debt	329,427	388,452
Current portion of long-term debt	8,567	10,385
Total current liabilities	866,422	930,049
Long-term debt, excluding current portion	1,752,515	1,761,902
Deferred income tax liability, net	800,574	793,957
Other non-current liabilities	82,875	84,419
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2012 and March 31, 2012	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,014 and 86,874 shares issued at September 30, 2012 and March 31, 2012, respectively	870	869
Capital in excess of par value	681,181	649,551
Retained earnings	1,804,164	1,701,478
Accumulated other comprehensive income	6,045	5,386
Treasury stock, 9,848 and 10,207 shares at cost at September 30, 2012 and March 31, 2012, respectively	(585,668)	(607,026)
Total stockholders’ equity	1,906,592	1,750,258
Total liabilities and stockholders’ equity	$5,408,978	$5,320,585

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$171,818	$152,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	129,016	120,649
Amortization	13,336	12,404
Impairment	1,729	2,500
Deferred income taxes	1,560	21,859
Gain on sales of plant and equipment	(99)	(532)
Gain on sale of businesses	(6,822)	—
Stock-based compensation expense	18,192	17,070
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	(34,147)	(43,248)
Inventories, net	(29,976)	(7,303)
Prepaid expenses and other current assets	(10,538)	(4)
Accounts payable, trade	(5,220)	(9,692)
Accrued expenses and other current liabilities	16,625	(66,009)
Other non-current assets	1,327	2,067
Other non-current liabilities	(2,852)	(1,357)
Net cash provided by operating activities	263,949	201,252
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(162,199)	(166,812)
Proceeds from sales of plant, equipment and businesses	20,201	8,387
Business acquisitions and holdback settlements	(18,652)	(93,943)
Other, net	(842)	(443)
Net cash used in investing activities	(161,492)	(252,811)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term debt	(59,121)	—
Proceeds from borrowings of long-term debt	7,677	1,063,083
Repayment of long-term debt	(17,378)	(704,220)
Financing costs	—	(4,203)
Purchase of treasury stock	—	(300,000)
Proceeds from the exercise of stock options	13,860	10,862
Stock issued for the Employee Stock Purchase Plan	8,512	7,381
Tax benefit realized from the exercise of stock options	4,927	4,722
Dividends paid to stockholders	(61,634)	(46,474)
Change in cash overdraft	3,904	(109)
Net cash (used in) provided by financing activities	(99,253)	31,042
Change in cash	$3,204	$(20,517)
Cash – Beginning of period	44,663	57,218
Cash – End of period	$47,867	$36,701

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
During the six months ended September 30, 2012, the Company purchased eight businesses with historical annual sales of approximately $19 million. A total of $18.7 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred during the six months ended September 30, 2012 were $0.7 million and were included in selling, distribution and administrative expenses in the Company’s Consolidated Statement of Earnings. These acquisitions contributed approximately $4 million in net sales for the six months ended September 30, 2012. The acquired businesses complement the Company’s portfolio of products and services while expanding the Company’s geographic coverage.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on third-party appraisals and management estimates. Fiscal 2013 purchase price allocations are substantially complete, with the exception of certain tangible assets associated with two acquisitions that were purchased in August 2012 as the Company finalizes appraisals and other analyses. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2013 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$2,887	$551	$3,438
Plant and equipment	8,511	1,169	9,680
Goodwill	1,963	2,432	4,395
Other intangible assets	2,948	2,000	4,948
Current liabilities	111	(2,491)	(2,380)
Non-current liabilities	(707)	(722)	(1,429)
Total cash consideration	$15,713	$2,939	$18,652
The fair value of trade receivables acquired with the fiscal 2013 acquisitions was $1.8 million, which approximated gross

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

contractual amounts receivable. Goodwill associated with fiscal 2013 acquisitions was $5.7 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies. Intangible assets related to fiscal 2013 acquisitions represent customer relationships and non-competition agreements and amounted to $3.5 million and $2.7 million, respectively. See Note 4 for further information on goodwill and intangible assets.
Pro forma results of operations for these acquisitions have not been presented since the impact is not material to the Company’s Consolidated Statements of Earnings, either individually or in aggregate.
Divestitures
On June 1, 2012, the Company divested the assets and operations of five branch locations in western Canada. The Company realized a gain on the sale of $6.8 million ($5.5 million after tax) recorded in “Other income (expense), net” in its Consolidated Statement of Earnings. The operations were included in the Distribution business segment and contributed net sales that were not material to the Company’s consolidated earnings. Proceeds from the sale were used primarily to pay down outstanding debt under the Company’s multi-currency revolving credit line.

(3) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	September 30, 2012	March 31, 2012
Hardgoods	$317,046	$307,242
Gases	122,217	101,196
	$439,263	$408,438

(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the six months ended September 30, 2012 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2012	$969,394	$194,409	$1,163,803
Acquisitions (a)	1,963	2,432	4,395
Other adjustments, including divestitures and foreign currency translation	(1,894)	19	(1,875)
Balance at September 30, 2012	$969,463	$196,860	$1,166,323
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	September 30, 2012				March 31, 2012
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$268,795	$(82,238)	$186,557	15	$270,096	$(74,253)	$195,843
Non-competition agreements	8	40,170	(22,430)	17,740	8	38,378	(20,427)	17,951
Other		1,418	(1,202)	216		1,240	(830)	410
		$310,383	$(105,870)	$204,513		$309,714	$(95,510)	$214,204
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from seven to 17 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on appraised value or other techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2013 - $12.4 million; 2014 - $23.2 million; 2015 - $21.6 million; 2016 - $20.1 million; 2017 - $18.2 million; and $109.0 million thereafter.
Impairment Evaluation
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business associated with a reporting unit in the Company’s All Other Operations business segment. In accordance with relevant accounting guidance, if events or circumstances exist indicating that it is more likely than not that goodwill may be impaired, the Company is required to perform an interim assessment of the carrying value of goodwill. However, prior to performing the test for goodwill impairment, the Company is required to perform an assessment of the recoverability of the long-lived assets (including amortizing intangible assets) of the business. Long-lived assets are not considered recoverable when the carrying amount of the long-lived asset or asset group exceeds the undiscounted expected future cash flows. If long-lived assets are not recoverable, an impairment loss is recognized to the extent that the carrying amount exceeds fair value.
As a result of the impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the three months ended June 30, 2012. The charge was reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 13).
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

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	September 30, 2012	March 31, 2012
Accrued payroll and employee benefits	$79,752	$99,474
Business insurance reserves (a)	53,510	51,435
Taxes other than income taxes	23,906	20,273
Cash overdraft	76,349	72,445
Deferred rental revenue	31,694	29,720
Other accrued expenses and current liabilities	97,023	82,997
	$362,234	$356,344
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $13.9 million at September 30, 2012 and $13.8 million at March 31, 2012, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6) INDEBTEDNESS
Total debt consists of:

(In thousands)	September 30, 2012	March 31, 2012
Short-term
Money market loans	$—	$—
Commercial paper	329,427	388,452
Short-term debt	$329,427	$388,452

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	36,471	43,472
Revolving credit borrowings - France	6,493	6,338
Senior notes, net	1,204,231	1,205,881
Senior subordinated notes	215,446	215,446
Other long-term debt	3,441	6,150
Total long-term debt	1,761,082	1,772,287
Less current portion of long-term debt	(8,567)	(10,385)
Long-term debt, excluding current portion	$1,752,515	$1,761,902

Total debt	$2,090,509	$2,160,739
Money Market Loans
The Company has an agreement with a financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At September 30, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution which provides access to short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2012, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At September 30, 2012, $329 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.57%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At September 30, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of September 30, 2012, the Company had $36 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2012. The Company also had outstanding U.S. letters of credit of $44 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2012, the average effective interest rate on the multi-currency revolver was 1.67%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At September 30, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of September 30, 2012, $340 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2012, these revolving credit borrowings were €5.1 million (U.S. $6.5 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of September 30, 2012, the effective interest rate on the French revolving credit borrowings was 1.32%. This line of credit matures on December 31, 2012.
Senior Notes
At September 30, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At September 30, 2012, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At September 30, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At September 30, 2012, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

semi-annually on June 15 and December 15 of each year.
The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At September 30, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2012, other long-term debt totaled $3.4 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at September 30, 2012 are as follows:

(In thousands)	Debt Maturities (a)
September 30, 2013	$8,567
March 31, 2014	595,371
March 31, 2015	400,547
March 31, 2016	250,261
March 31, 2017	286,653
Thereafter	215,452
$1,756,851
____________________

(a)	Outstanding borrowings under the Securitization Agreement at September 30, 2012 are reflected as maturing at the agreement’s expiration in December 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $0.7 million at September 30, 2012. The 2013 Notes also include additional carrying value of $5.0 million at September 30, 2012 related to the Company’s fair value hedges — see Note 7 for additional disclosure.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At September 30, 2012, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within Accumulated Other Comprehensive Income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the six months ended September 30, 2012 and 2011, $259 thousand of the loss on the treasury rate lock was reclassified to interest expense. At September 30, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At September 30, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.21% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2012, the fair value of the variable interest rate swaps decreased by $1.8 million to an asset of $4.9 million and was recorded in other non-current assets. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $1.8 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and six months ended September 30, 2012 and 2011.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	September 30, 2012		March 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Other non-current assets	$4,930	Other non-current assets	$6,734
Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest rate contracts	$259	$259
Tax effect	(96)	(96)
Net effect	$163	$163

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Amount of Loss Reclassified from AOCI into Pre-tax Income (a)
(In thousands)	Six Months Ended September 30,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest expense, net	$259	$259
____________________
(a) The tax effects of the reclassification adjustments were $96 thousand for the six months ended September 30, 2012 and 2011.

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Six Months Ended September 30,
Derivatives in Fair Value Hedging Relationships		2012	2011
Change in fair value of variable interest rate swaps	Interest expense, net	$(1,804)	$3,202
Change in carrying value of 2013 Notes	Interest expense, net	1,802	(3,237)
Net effect	Interest expense, net	$(2)	$(35)

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

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, through corroboration with observable market data at the measurement date.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	September 30, 2012
Assets:
Deferred compensation plan assets	$12,372	$12,372	$—	$—
Derivative assets - variable interest rate swap agreements	4,930	—	4,930	—
Total assets measured at fair value on a recurring basis	$17,302	$12,372	$4,930	$—

Liabilities:
Deferred compensation plan liabilities	$12,372	$12,372	$—	$—
Contingent consideration liability	2,494	—	—	2,494
Total liabilities measured at fair value on a recurring basis	$14,866	$12,372	$—	$2,494

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2012
Assets:
Deferred compensation plan assets	$11,126	$11,126	$—	$—
Derivative assets - variable interest rate swap agreements	6,734	—	6,734	—
Total assets measured at fair value on a recurring basis	$17,860	$11,126	$6,734	$—

Liabilities:
Deferred compensation plan liabilities	$11,126	$11,126	$—	$—
Contingent consideration liability	2,512	—	—	2,512
Total liabilities measured at fair value on a recurring basis	$13,638	$11,126	$—	$2,512

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
Contingent consideration liability — As part of the consideration for a fiscal 2011 acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Company believes are appropriate and representative of market participant assumptions. Of the total liability for the contingent consideration arrangement at September 30, 2012, $1.7 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The impact on the Company's earnings as a result of the contingent consideration arrangement for the three and six months ended September 30, 2012 was immaterial.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the six months ended September 30, 2012 were as follows (in thousands):

Balance at March 31, 2012	$2,512
Contingent consideration liability recorded	—
Settlements made during the period	(140)
Adjustments to fair value measurement	122
Balance at September 30, 2012	$2,494
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the six months ended September 30, 2012 and 2011 are categorized in the table below based on the lowest level of significant input to the valuation, and are based on amounts as measured at the time of adjustment. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended September 30, 2012 or 2011.

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (six months ended September 30, 2012)
(In thousands)
Assets:
Other intangible assets	$—	$—	$535	$1,729
Total assets measured at fair value on a nonrecurring basis	$—	$—	$535	$1,729

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (six months ended September 30, 2011)
(In thousands)
Assets:
Long-lived assets held and used	$—	$—	$8,765	$2,500
Total assets measured at fair value on a nonrecurring basis	$—	$—	$8,765	$2,500
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business. As a result of an impairment analysis performed on the assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the six months ended September 30, 2012, which was reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statement of Earnings for the six months ended September 30, 2012. The Company used a variation of the income approach, namely the excess earnings method, to estimate the fair value of the intangible assets associated with the business. Under this approach, an intangible asset’s fair value is estimated to be the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Key inputs in this model include the cash flow forecast, discount rate, contributory asset charges and tax amortization benefits. As of the evaluation date, the remeasured other intangible assets related to this reporting unit totaled $0.5 million.
In September 2011, the Company performed an evaluation of the recoverability of the fixed assets related to one of its liquid carbon dioxide (“CO2”) plants. This evaluation was based upon the receipt of notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company's co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. As a result of the analysis, the Company remeasured the fixed assets of its

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

liquid carbon dioxide plant and recognized an impairment charge of $2.5 million which was reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statement of Earnings for the three and six months ended September 30, 2011. The remeasured plant fixed assets totaled $8.8 million at the date of evaluation and were included within plant and equipment on the Company’s Consolidated Balance Sheet. The Company used an income approach to estimate the fair value of the plant assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the plant assets.
The assets and asset groups described above will not be remeasured at fair value on a recurring basis; however, they are still subject to fair value measurements to test for recoverability of the carrying amounts should future conditions warrant an evaluation.
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	September 30, 2012	September 30, 2012	March 31, 2012	March 31, 2012
Commercial paper	$329,427	$329,427	$388,452	$388,452
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	42,964	42,964	49,810	49,810
2013 Notes	304,906	311,357	306,677	314,881
2014 Notes	399,808	428,190	399,760	429,530
2015 Notes	249,774	265,449	249,736	260,325
2016 Notes	249,743	261,631	249,708	257,821
2018 Notes	215,446	232,412	215,446	234,836
Other long-term debt	3,441	3,607	6,150	6,410
Total debt	$2,090,509	$2,170,037	$2,160,739	$2,237,065

(9) STOCKHOLDERS' EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2012	86,874	10,207
Common stock issuance (a)	140
Reissuance of treasury stock for stock option exercises		(359)
Balance at September 30, 2012	87,014	9,848

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2012	$869	$649,551	$1,701,478	$5,386	$(607,026)	$1,750,258
Net earnings			171,818			171,818
Other comprehensive income				659		659
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	1	8,511	(7,498)		21,358	22,372
Tax benefit from stock option exercises		4,927				4,927
Dividends paid on common stock ($0.40 per share)			(61,634)			(61,634)
Stock-based compensation (c)		18,192				18,192
Balance at September 30, 2012	$870	$681,181	$1,804,164	$6,045	$(585,668)	$1,906,592
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The table below presents the gross and net changes in the balances within each component of AOCI for the six months ended September 30, 2012.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$6,527	$(1,141)	$5,386
Foreign currency translation adjustments	496		496
Derivative instruments:
Reclassification of hedging loss included in net earnings		259	259
Tax effect of other comprehensive income items		(96)	(96)
Net change after tax of other comprehensive income items	496	163	659
Balance at September 30, 2012	$7,023	$(978)	$6,045

(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2012 and 2011.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Stock-based compensation expense related to:
Equity Incentive Plan	$4,731	$4,651	$16,155	$15,139
Employee Stock Purchase Plan - options to purchase stock	712	842	2,037	1,931
	5,443	5,493	18,192	17,070
Tax benefit	(1,861)	(1,794)	(6,382)	(5,959)
Stock-based compensation expense, net of tax	$3,582	$3,699	$11,810	$11,111
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2012, and 2011 was $29.40 and $22.78, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the six months ended September 30, 2012:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2012	6,584	$47.08
Granted	966	$91.52
Exercised	(361)	$38.82
Forfeited	(43)	$73.15
Outstanding at September 30, 2012	7,146	$53.34
Vested or expected to vest at September 30, 2012	7,121	$53.24
Exercisable at September 30, 2012	4,742	$43.89
On August 14, 2012, the Company's stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan, which included, among other things, an increase in the maximum number of shares available for issuance under the plan from 5.8 million to 9.8 million. A total of 4.9 million shares of common stock were available for grant under the Amended and Restated 2006 Equity Incentive Plan as of September 30, 2012.
As of September 30, 2012, $49.2 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of September 30, 2012, the ESPP had 1.5 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.72 and $13.16 for the six months ended September 30, 2012 and 2011, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the six months ended September 30, 2012:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2012	79	$51.61
Granted	243	$70.75
Exercised	(140)	$60.88
Outstanding at September 30, 2012	182	$70.00

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.9 million and 2.0 million shares covered by outstanding stock options that were not dilutive for the three months ended September 30, 2012 and 2011, respectively. There were approximately 1.4 million and 1.7 million shares covered by outstanding stock options that were not dilutive for the six months ended September 30, 2012 and 2011, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	77,078	75,630	76,973	76,980
Incremental shares from assumed exercises of stock options and options under the ESPP	1,814	1,632	1,887	1,692
Diluted shares outstanding	78,892	77,262	78,860	78,672

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

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and six months ended September 30, 2012 and 2011. Business segment operating results for the prior periods were adjusted for the retrospective application of the LIFO-to-average-cost change in accounting principle implemented during the year ended March 31, 2012. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various multi-employer pension plans (“MEPPs”) under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

restructuring and other special charges and the legal, professional and other costs (benefits) incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Eliminations and Other” column below. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis below.

	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$632,598	$154,094	$(9,129)	$777,563	$611,726	$143,557	$(10,503)	$744,780
Hardgoods	450,293	1,756	(2)	452,047	440,730	1,577	(4)	442,303
Total net sales (a)	1,082,891	155,850	(9,131)	1,229,610	1,052,456	145,134	(10,507)	1,187,083
Cost of products sold (excluding depreciation) (a)	478,952	82,492	(9,131)	552,313	484,169	78,672	(10,507)	552,334
Selling, distribution and administrative expenses	405,174	44,509	8,618	458,301	376,142	41,218	6,077	423,437
Restructuring and other special charges	—	—	2,443	2,443	—	—	2,500	2,500
Depreciation	59,291	5,358	—	64,649	55,597	4,785	—	60,382
Amortization	5,420	1,298	—	6,718	4,989	1,266	—	6,255
Operating income	$134,054	$22,193	$(11,061)	$145,186	$131,559	$19,193	$(8,577)	$142,175

	Six Months Ended				Six Months Ended
	September 30, 2012				September 30, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,271,208	$306,219	$(18,308)	$1,559,119	$1,216,297	$285,145	$(19,625)	$1,481,817
Hardgoods	924,284	3,466	(3)	927,747	866,619	2,955	(8)	869,566
Total net sales (a)	2,195,492	309,685	(18,311)	2,486,866	2,082,916	288,100	(19,633)	2,351,383
Cost of products sold (excluding depreciation) (a)	979,565	159,797	(18,311)	1,121,051	945,572	156,934	(19,633)	1,082,873
Selling, distribution and administrative expenses	813,993	85,883	18,556	918,432	751,369	80,256	15,258	846,883
Restructuring and other special charges	—	—	8,155	8,155	—	—	15,830	15,830
Costs (benefits) related to unsolicited takeover attempt	—	—	—	—	—	—	(6,700)	(6,700)
Depreciation	118,387	10,629	—	129,016	111,331	9,318	—	120,649
Amortization	10,787	2,549	—	13,336	9,904	2,500	—	12,404
Operating income	$272,760	$50,827	$(26,711)	$296,876	$264,740	$39,092	$(24,388)	$279,444

(a) Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company's All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Interest paid	$28,165	$33,459
Income taxes (net of refunds) (a)	72,173	55,928
____________________

(a)
During the six months ended September 30, 2011, the Company applied for and received federal income tax refunds of $9.8 million. The Company did not receive federal income tax refunds during the six months ended September 30, 2012.

(15) RESTRUCTURING AND OTHER SPECIAL CHARGES
The following table presents the components of restructuring and other special charges:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Restructuring costs	$310	$—	$798	$13,330
Other related costs	2,133	—	5,628	—
Asset impairment charges	—	2,500	1,729	2,500
Total restructuring and other special charges	$2,443	$2,500	$8,155	$15,830
Restructuring Costs
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas’ distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which the Company is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and to form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
During the three and six months ended September 30, 2012, the Company recorded $0.3 million and $0.8 million, respectively, in restructuring costs. During the prior year period, the Company recorded $13.3 million in restructuring costs related to severance benefits to be paid out through fiscal 2014, all of which were recorded in the three months ended June 30, 2011.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the six months ended September 30, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	798	798
Cash payments and other adjustments	(1,704)	(1,303)	(3,007)
Balance at September 30, 2012	$11,434	$485	$11,919
Of the $11.9 million in accrued restructuring costs at September 30, 2012, $10.9 million was included in accrued

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

expenses and other current liabilities and $1.0 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheet. The restructuring costs were not allocated to the Company’s business segments (see Note 13).
Other Related Costs
For the three and six months ended September 30, 2012, the Company also incurred $2.1 million and $5.6 million, respectively, of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
The realignment is expected to be completed by the end of fiscal 2013. The Company expects to incur additional restructuring and other related costs, primarily related to transition staffing, legal and relocation costs, of approximately $5 million for the remainder of the fiscal year.
Asset Impairment Charges
The Company recorded special charges of $1.7 million and $2.5 million related to asset impairments during the six months ended September 30, 2012 and 2011, respectively – see Notes 4 and 8 for further information.

(16) UNSOLICITED TAKEOVER ATTEMPT
On February 11, 2010, Air Products and Chemicals, Inc.'s (“Air Products”) initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the three months ended June 30, 2011, the Company recognized benefits of $6.7 million from lower than previously estimated net costs related to the unsolicited takeover attempt.

(17) SUBSEQUENT EVENTS
On October 23, 2012, the Company announced a program to purchase up to $600 million of its outstanding shares of common stock. As of October 22, 2012, the Company had approximately 77.3 million common shares outstanding. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2012 (“current quarter”) of $1.23 billion compared to $1.19 billion for the quarter ended September 30, 2011 (“prior year quarter”), an increase of 4%. Total same-store sales increased 3%, with hardgoods up 1% and gas and rent up 4%. Acquisitions, net of a divestiture, contributed sales growth of 1% in the current quarter. The same-store sales growth for the current quarter was driven by pricing increases of 4%, partially offset by volume decreases of 1%. The Company’s same-store sales growth was solid, despite moderating business trends across its diversified customer base during the current quarter and in light of the year-over-year impacts of one less selling day and the impact of a disruption within the helium supply chain (see Supply Constraints section below) during the current quarter. Higher pricing reflects a broad-based price increase on gas and rent and on certain hardgoods effective December 1, 2011 and to a lesser extent the September 1, 2012 price increase on cylinder and bulk tank rental rates. The Company recently announced an additional broad-based price increase on gases and hardgoods effective October 1, 2012. The pricing actions were designed to address rising product, operating and distribution costs as well as support ongoing investments in production and distribution capabilities to support and efficiently meet the growing demands of the Company’s customers while fulfilling the safety and security requirements of its industry.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.1%, an increase of 160 basis points from the prior year quarter, reflecting margin expansion on gases and hardgoods and a sales mix shift toward higher-margin gas and rent relative to hardgoods.
The Company’s operating income margin decreased to 11.8%, a 20 basis-point decrease from the prior year quarter. Additionally, the current and prior year quarters’ operating income margins were each burdened by 20 basis points of restructuring and other special charges. The current and prior year quarters also included 90 basis points and 70 basis points of negative impact, respectively, from SAP implementation costs and depreciation expense (see “Enterprise Information System” section below).
Net earnings per diluted share increased to $1.03 in the current quarter versus $1.01 in the prior year quarter. Lower helium sales volumes driven by the inability of suppliers to meet their supply commitments to the Company reduced diluted earnings per share by $0.02 in the current quarter compared to the prior year quarter. Additionally, the current quarter’s diluted earnings per share included $0.02 of incremental SAP costs and a year-over-year negative impact of $0.03 due to one less selling day in the current quarter. Net earnings per diluted share in both the current and prior year quarters also included restructuring and other special charges of $0.02 per diluted share. Restructuring and other special charges in each quarter consisted of the following:

	Three Months Ended
	September 30,
Effect on Diluted EPS	2012	2011
Restructuring and other related costs	$(0.02)	$—
Impairment charges	—	(0.02)
Restructuring and other special charges	$(0.02)	$(0.02)
Supply Constraints
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas and limited liquefied natural gas demand have been the primary causes of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. To help mitigate the financial impact to Airgas, the Company continues to explore alternative sources of helium and has instituted product allocations and price increases related to helium. However, these supply constraints forced the Company to shed non-contract helium customers and to allocate its limited helium supply to contract customers. During the current quarter, the Company’s helium sales significantly decreased driven by the inability of suppliers to meet their supply commitments to the Company, thereby influencing the Company’s volume of helium sales to its own customers.
Diluted earnings per share were reduced by $0.02 in the current quarter as a result of the helium supply disruption. Sales of helium represented approximately 2% and 3% of the Company’s consolidated net sales in the current and prior year quarters, respectively. The Company expects the global helium supply chain to improve in mid calendar 2013, but anticipates the time frame for the Company to regain lost customers and recover from year-over-year headwinds to be longer.
Enterprise Information System
The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system during the current quarter. At this stage in the Company’s phased implementation, each of its four BSCs, into which the regional company accounting and administrative functions are being consolidated upon converting to SAP, are firmly in place. Through October 2012, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and ten regional distribution companies to the SAP platform. One additional regional distribution company implementation is expected to take place in the third quarter ending December 31, 2012, resulting in eleven of the Company’s twelve regional distribution companies operating on the SAP platform by the end of calendar year 2012. The Company expects that the remaining regional distribution company will be converted in the Company’s fiscal fourth quarter ending March 31, 2013.

With ten out of twelve of its regional distribution companies operating successfully on SAP, the Company believes the implementation risk associated with the remaining business units has been significantly diminished and is beginning to focus more on attaining benefits. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes. These have not had a material impact to date on the Company, and the Company will continue to monitor these items carefully going forward. Total implementation costs and depreciation expense related to the SAP system were $0.09 and $0.07 per diluted share for the quarters ended September 30, 2012 and 2011, respectively, and such costs, net of expected benefits, are estimated to be in the range of $0.12 to $0.16 per diluted share for the year ending March 31, 2013. Fiscal 2012 included $0.34 per diluted share of SAP implementation costs and depreciation expense. The Company expects the combination of lower implementation costs and the ramp-up in SAP-related benefits to yield year-over-year earnings accretion of between $0.18 and $0.22 per diluted share in fiscal 2013 above and beyond the Company’s base business performance.
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
New Divisional Alignment and LLC Formation
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas’ distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which the Company is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
During the current quarter, the Company recorded restructuring costs of $0.3 million associated with its organization and legal entity changes. Also during the current quarter, the Company incurred $2.1 million of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. The realignment is expected to be completed by the end of fiscal 2013. The Company expects to incur additional restructuring and other related costs, primarily related to transition staffing, legal and relocation costs, of approximately $5 million for the remainder of the fiscal year.
Stock Repurchase Program
On October 23, 2012, the Company announced a new program to repurchase up to $600 million of its outstanding shares of common stock. The Company may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time. The impact of the October 2012 stock repurchase program has not been included in the Company’s forward-looking guidance.

Acquisitions and Divestitures
During the six months ended September 30, 2012, the Company purchased eight businesses with aggregate historical annual sales of more than $19 million.
During the three months ended June 30, 2012, the Company divested the assets and operations of five branch locations in western Canada. The Company realized a gain on the sale of $6.8 million ($5.5 million after tax) recorded in “Other income (expense), net” in its Consolidated Statement of Earnings. The operations were included in the Distribution business segment and contributed net sales that were deemed to be immaterial to the Company’s consolidated earnings.

Fiscal 2013 Outlook
The Company expects earnings per diluted share for the quarter ending December 31, 2012 to be in the range of $1.03 to $1.09 and for fiscal 2013 to be in the range of $4.42 to $4.57. The earnings per diluted share range for fiscal 2013 includes an estimated $0.10 per diluted share of restructuring and other special charges ($0.02 of which are expected in the third quarter), a $0.07 gain related to the sale of businesses in the first quarter, an estimated year-over-year decline of $0.10 from the impact of lost sales due to helium supply constraints ($0.03 of which are expected in the third quarter) and $0.12 to $0.16 per diluted share of implementation costs and depreciation expense, net of expected benefits, associated with the Company’s SAP implementation. The Company expects its same-store sales growth rate for the quarter ending December 31, 2012 to be in the low single digits and for fiscal 2013 to be in the low to mid single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

STATEMENT OF EARNINGS COMMENTARY
Results for the prior year quarter and year-to-date periods were adjusted for the retrospective application of a change implemented in the fourth quarter of the prior year in the Company’s method of accounting for the small portion of its hardgoods inventory valued using the last-in, first-out (“LIFO”) to the average-cost method. The impact of this change was immaterial to the operating results for the prior year quarter and year-to-date periods. Business segment information and statement of earnings commentary related to the prior year quarter and year-to-date periods have been recast to reflect the change in accounting principle.
Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various multi-employer pension plans (“MEPPs”) under selling, distribution and administrative expenses in the “Other” line item in the tables below. Additionally, the Company's restructuring and other special charges and the legal, professional and other costs (benefits) incurred as a result of the Air Products and Chemicals, Inc. (“Air Products”) unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Other” line item in the tables below.
Net Sales
Net sales increased 4% to $1.23 billion for the current quarter compared to the prior year quarter, driven by same-store sales growth of 3%. Acquisitions, net of a divestiture, contributed sales growth of 1% in the quarter. Gas and rent same-store sales increased 4% and hardgoods increased 1%. Same-store sales were driven by pricing increases of 4%, partially offset by volume decreases of 1%. Same-store sales and volumes for both gas and rent and hardgoods were reduced by approximately 1% due to one less selling day in the current year quarter versus the prior year quarter, with helium supply constraints also reducing gas volumes by an additional 1%. The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, prior period sales beginning in the corresponding month in the prior period in which the Company completed the acquisition or divested the operations during the current period, and continuing through the acquisition or divestiture date for subsequent period comparisons.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current quarter, growth on the sales of strategic products decelerated to 3% over the prior year quarter, driven by broad-based economic softening. Each product category with the strategic products grouping posted sales growth in the 2% to 3% range in the current quarter as compared to the prior year quarter.
Strategic accounts also contributed to the increase in net sales for the quarter. Strategic accounts were up 3% over the prior year quarter, as growth from continued new account signings and cross-selling to existing customers was tempered by broad-based slowing in general activity across most customer segments. The Company’s large metal fabrication customers continued to post the strongest growth, though showing modest deceleration from first quarter growth rates. Strategic account sales in the Company’s retail customer segment experienced a double digit decline from the prior year quarter due to the helium supply disruption. Excluding this impact, strategic accounts grew 4% from the prior year quarter. The strategic accounts program, which now represents more than 20% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities.
The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	September 30,
	2012	2011	Increase
Distribution	$1,082,891	$1,052,456	$30,435	3%
All Other Operations	155,850	145,134	10,716	7%
Intercompany eliminations	(9,131)	(10,507)	1,376
	$1,229,610	$1,187,083	$42,527	4%

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
Distribution business segment sales increased 3% compared to the prior year quarter with an increase in same-store sales of 2%. Incremental sales growth from acquisitions, net of a divestiture, contributed sales growth of 1% in the current quarter. Same-store sales growth for the Distribution business segment was driven by price increases of 4%, partially offset by decreased volumes of 2%. The Distribution business segment’s gas and rent same-store sales increased 3%, with pricing up 5% and volumes down 2%. Hardgoods same-store sales increased 1%, with pricing up 3% and volumes down 2%. Distribution business segment same-store sales and volumes for both gas and rent and hardgoods were reduced by approximately 1% due to one less selling day in the current quarter versus the prior year quarter, with helium supply constraints also reducing gas volumes by an additional 1%. The reduction in volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy. The increase in pricing was primarily driven by the broad-based price increase on gas and rent and on certain hardgoods effective December 1, 2011 and to a lesser extent the September 1, 2012 price increase on cylinder and bulk tank rental rates.
Contributing to the increase in the Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 3% in the current quarter from the prior year quarter. Although this compared favorably to the total hardgoods same-store sales increase for the Distribution business segment of 1%, it represented a sharp deceleration from the 11% year-over-year growth in the fiscal first quarter. Sales of the Company’s Radnor® private-label line were up 1% for the current quarter, consistent with total hardgoods same-store sales growth. Deceleration of sales growth for both safety and Radnor® brand products was driven by general slowing in activity levels in the Company’s core industrial customer base.
Revenues from the Company’s rental welder business experienced a 29% increase in same-store sales during the current quarter as compared to the prior year quarter due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 7% in total and on a same-store basis compared to the prior year quarter, with incremental sales related to current and prior year acquisitions contributing sales growth of less than 1% in the quarter. The same-store sales increase was primarily driven by increases in refrigerants pricing and by both price and volume in the Company’s ammonia and CO2 businesses. The Company’s refrigerant gas sales have continued to benefit from increased demand ahead of a potential EPA ruling which would accelerate the phase-out of new production of R-22, the most commonly used refrigerant gas in HVAC systems.
Gross Profits (Excluding Depreciation)

Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of the line item “Selling, distribution and administrative expenses” and recognizes depreciation on all of its property, plant and equipment in the line item “Depreciation” in its Consolidated Statement of Earnings. Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other companies.
Consolidated gross profits (excluding depreciation) increased 7% compared to the prior year quarter, principally due to the sales increase for the current quarter, underlying margin expansion in gases and hardgoods and the sales mix shift to higher margin gas and rent. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 160 basis points to 55.1% compared to 53.5% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects margin expansion in gases and hardgoods, as well as a sales mix shift toward higher-margin gas and rent, as compared to the prior year quarter. Gas and rent represented 63.2% of the Company's sales mix in the current quarter, up from 62.7% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,
	2012	2011	Increase
Distribution	$603,939	$568,287	$35,652	6%
All Other Operations	73,358	66,462	6,896	10%
	$677,297	$634,749	$42,548	7%

The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.8% versus 54.0% in the prior year quarter, an increase of 180 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects underlying margin improvement on gases and hardgoods and a slight sales mix shift away from lower-margin hardgoods towards higher-margin gases. As a percentage of the Distribution business segment’s sales, gas and rent increased 30 basis points to 58.4% in the current quarter as compared to 58.1% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 10% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 130 basis points to 47.1% in the current quarter from 45.8% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Company's refrigerants and CO2 businesses.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $35 million, or 8%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $28 million of normal inflationary increases plus higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $4 million of incremental operating costs associated with acquired businesses, net of a divestiture and approximately $3 million of incremental costs associated with the SAP implementation. As a percentage of net sales, SD&A expenses increased to 37.3% in the current quarter from 35.7% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	September 30,		Increase
	2012	2011
Distribution	$405,174	$376,142	$29,032	8%
All Other Operations	44,509	41,218	3,291	8%
Other	8,618	6,077	2,541
	$458,301	$423,437	$34,864	8%

SD&A expenses in both the Distribution and All Other Operations business segments increased 8%, compared to the prior year quarter. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $3 million for the Distribution business segment, net of a divestiture and $1 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 170 basis points to 37.4% compared to 35.7% in the prior year quarter, primarily driven by the higher variable costs of sales growth noted above. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business were 28.6% compared to 28.4% in the prior year quarter.

SD&A Expenses – Other
Enterprise Information System
The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units implement the new system in succession. Through October 2012, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and ten regional distribution companies to SAP. The Company continues to prepare for the implementation of SAP at the remainder of its business units. SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP implementation costs for the current quarter were $8.6 million as compared to $6.1 million in the prior year quarter, reflecting higher than expected costs related to additional post-conversion support costs, including training, travel and overtime in the current quarter. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the current and prior year quarters:

	Three Months Ended
	September 30,
(In thousands)	2012	2011
Restructuring costs	$310	$—
Other related costs	2,133	—
Asset impairment charges	—	2,500
Total restructuring and other special charges	$2,443	$2,500
Restructuring and Other Related Costs
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded $0.3 million in restructuring costs during the current quarter. Also during the current quarter, the Company incurred $2.1 million of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. The restructuring charges and other related costs were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $4 million or 7%, to $64.6 million in the current quarter as compared to $60.4 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks). Amortization expense of $7 million in the current quarter increased $0.5 million from the prior year quarter.
Operating Income
Consolidated operating income of $145 million increased 2% in the current quarter driven by same-store sales growth in both the Distribution and All Other Operations business segments and margin expansion in the All Other Operations business segment, partially offset by nearly $3 million of incremental SAP costs. The current and prior year quarters also included 90 basis points and 70 basis points of negative impact, respectively, from SAP implementation costs and depreciation expense. The consolidated operating income margin decreased 20 basis points to 11.8% from 12.0% in the prior year quarter.

	Three Months
Operating Income (In thousands)	September 30,
	2012	2011	Increase
Distribution	$134,054	$131,559	$2,495	2%
All Other Operations	22,193	19,193	3,000	16%
Other	(11,061)	(8,577)	(2,484)
	$145,186	$142,175	$3,011	2%

Operating income in the Distribution business segment increased 2% in the current quarter. The Distribution business segment’s operating income margin decreased 10 basis points to 12.4% compared to 12.5% in the prior year quarter. The operating income margin decrease was primarily driven by moderating sales growth and the significant decline in helium sales due to supply constraints.
Operating income in the All Other Operations business segment increased 16% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 14.2% increased by 100 basis points compared to the operating income margin of 13.2% in the prior year quarter. The increase in the All Other Operations business segment’s operating income was primarily driven by margin expansion in the refrigerants and CO2 businesses.
Interest Expense, Net
Interest expense, net, was $16 million in the current quarter, representing a decrease of $2 million, compared to the prior year quarter.
Income Tax Expense
The effective income tax rate was 37.9% of pre-tax earnings in the current quarter compared to 37.3% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2013 to be between 37.5% and 38.0% of pre-tax earnings.
Net Earnings
Net earnings per diluted share rose 2% to $1.03 in the current quarter compared to $1.01 in the prior year quarter. Net earnings were $81.0 million compared to $77.9 million in the prior year quarter. Incremental SAP costs, one less selling day and helium supply constraints reduced earnings growth by $0.07 in the aggregate in the current quarter compared to the prior year quarter. Additionally, net earnings per diluted share in both the current and prior year quarters included restructuring and other special charges of $0.02 per diluted share. Restructuring and other special charges in each quarter consisted of the following:

	Three Months Ended
	September 30,
Effect on Diluted EPS	2012	2011
Restructuring and other related costs	$(0.02)	$—
Impairment charges	—	(0.02)
Restructuring and other special charges	$(0.02)	$(0.02)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2011

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 6% to $2.5 billion for the six months ended September 30, 2012 (“current period”) compared to the six months ended September 30, 2011 (“prior year period”), driven by same-store sales growth of 5% and incremental sales of 1% contributed by acquisitions, net of a divestiture. Both hardgoods and gas and rent same-store sales increased 5%. Same-store sales were driven by increased volumes of 1% and price of 4%. For the current period, sales of strategic products increased 5% on a same-store basis as compared to the prior year period.
Strategic accounts also contributed to the increase in net sales for the current period. Strategic accounts sales growth of 5% was primarily driven by new account signings and increased activity in the majority of the Company’s customer segments, most notably in the metal fabrication, oil and gas and chemicals segments. Strategic account sales in the Company’s retail customer segment experienced a substantial decline from the prior year period due to the helium supply disruption. Excluding this impact, strategic accounts grew 7% from the prior year period.

	Six Months Ended
Net Sales (In thousands)	September 30,
	2012	2011	Increase
Distribution	$2,195,492	$2,082,916	$112,576	5%
All Other Operations	309,685	288,100	21,585	7%
Intercompany eliminations	(18,311)	(19,633)	1,322
	$2,486,866	$2,351,383	$135,483	6%
Distribution business segment sales increased 5% compared to the prior year period with an increase in same-store sales of 5% and incremental sales of less than 1% contributed by current and prior year acquisitions, net of a divestiture. Same-store sales growth for the Distribution business segment was driven by increased volumes of 1% and price of 4%. The Distribution business segment’s gas and rent same-store sales increased 4%, with volumes down 1% and pricing up 5%. Hardgoods same-store sales increased 5%, with volumes up 2% and pricing up 3%. The increase in pricing was primarily driven by the December 1, 2011 price increase and to a lesser extent the September 1, 2012 price increase on cylinder and bulk tank rental rates.
Sales of strategic gas products sold through the Distribution business segment in the current period increased 4% from the prior year period. Among strategic gas products, bulk gas sales were up 6% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 3% as a result of new business signings and stronger demand across most medical segments. Sales of specialty gases were up 3% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.
Contributing to the rise in Distribution business segment hardgoods same-store sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 7% in the current period, comparing favorably to the hardgoods same-store sales increase for the Distribution business segment of 5% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. The Company’s Radnor® private-label line was up 6% for the current period, driven by the overall increase in hardgoods volumes.
Revenues from the Company’s rental welder business experienced a 25% increase in same-store sales during the current period as compared to the prior year period due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment sales increased 7% in total and on a same-store basis compared to the prior year period, with incremental sales of less than 1% contributed by current and prior year acquisitions. The same-store sales increase was primarily driven by an increase in refrigerants, CO2 and ammonia sales, which increased on both a volume and price basis.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 8% compared to the prior year period, principally due to the same-store sales increase for the current period. The consolidated gross profit margin (excluding depreciation) in the current period increased 100 basis points to 54.9% compared to 53.9% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) reflects margin expansion in gas and hardgoods.

	Six Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,
	2012	2011	Increase
Distribution	$1,215,927	$1,137,344	$78,583	7%
All Other Operations	149,888	131,166	18,722	14%
	$1,365,815	$1,268,510	$97,305	8%

The Distribution business segment’s gross profits (excluding depreciation) increased 7% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.4% versus 54.6% in the prior year period, a increase of 80 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects underlying margin expansion on gases and hardgoods, partially offset by the sales mix shift towards hardgoods. As a percentage of the Distribution business segment’s sales, gas and rent decreased 50 basis points to 57.9% in the current period as compared to 58.4% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 14% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 290 basis points to 48.4% in the current period from 45.5% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher margins in the refrigerants, CO2 and ammonia businesses.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
Consolidated SD&A expenses increased $72 million, or 8%, in the current year as compared to the prior year period. Contributing to the increase in SD&A expenses were $58 million of normal inflationary increases plus higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $10 million of incremental operating costs associated with acquired businesses, net of a divestiture and $4 million of incremental costs associated with the SAP implementation. As a percentage of net sales, SD&A expenses increased to 36.9% in the current year from 36.0% in the prior year period.

	Six Months Ended
SD&A Expenses (In thousands)	September 30,		Increase
	2012	2011
Distribution	$813,993	$751,369	$62,624	8%
All Other Operations	85,883	80,256	5,627	7%
Other	18,556	15,258	3,298
	$918,432	$846,883	$71,549	8%

SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 7%, respectively, in the current period. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $9 million for the Distribution business segment, net of a divestiture and $1 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 100 basis points to 37.1% compared to 36.1% in the prior year period. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment decreased 20 basis points to 27.7% compared to 27.9% in the prior year period.
SD&A Expenses – Other
Enterprise Information System
SAP implementation costs for the current period were $18.6 million as compared to $14.4 million in the prior year period.
Multi-employer Pension Plan Withdrawals
As collective bargaining agreements (“CBAs”) came up for renewal, the Company actively negotiated the withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. During the prior year period, the Company incurred MEPP withdrawal charges of $0.9 million, related to the withdrawal from MEPPs under two CBAs. These charges are reflected in selling, distribution and administrative expenses. As of September 30, 2012, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges:

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Restructuring costs	$798	$13,330
Other related costs	5,628	—
Asset impairment charges	1,729	2,500
Total restructuring and other special charges	$8,155	$15,830
Restructuring and Other Related Costs
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded $0.8 million in restructuring costs during the current period. Also during the current period, the Company incurred $5.6 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. During the prior year period, the Company recorded $13.3 million in restructuring costs related to severance benefits to be paid out through fiscal 2014.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the six months ended September 30, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	798	798
Cash payments and other adjustments	(1,704)	(1,303)	(3,007)
Balance at September 30, 2012	$11,434	$485	$11,919

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the six months ended September 30, 2012.
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. The Company expects the hydrogen plant to continue to supply the feedstock for its liquid carbon dioxide plant during the intervening period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the prior year period.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the prior year period, the Company recognized a $6.7 million benefit from lower than previously estimated net costs related to the Air Products’ unsolicited takeover attempt of Airgas. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $8 million or 7%, to $129 million in the current period as compared to $121 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $0.6 million of incremental depreciation expense related to the SAP enterprise information system and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $13 million in the current period was $1 million higher than that of the prior year period.
Operating Income
Consolidated operating income of $297 million increased 6% in the current period driven by operating leverage on organic sales growth, offset by $5 million of incremental SD&A and depreciation expense related to the SAP implementation. The consolidated operating income margin remained consistent at 11.9% in both the current and prior year periods.

	Six Months Ended
Operating Income (In thousands)	September 30,
	2012	2011	Increase
Distribution	$272,760	$264,740	$8,020	3%
All Other Operations	50,827	39,092	11,735	30%
Other	(26,711)	(24,388)	(2,323)
	$296,876	$279,444	$17,432	6%

Operating income in the Distribution business segment increased 3% in the current period. The Distribution business segment’s operating income margin decreased 30 basis points to 12.4% compared to 12.7% in the prior year period. The operating income margin decrease was driven by moderating sales growth relative to the increase in expenses and the year-over-year decline in helium sales due to supply constraints.
Operating income in the All Other Operations business segment increased 30% compared to the prior year period. The All Other Operations business segment’s operating income margin of 16.4% increased by 280 basis points compared to the operating income margin of 13.6% in the prior year period, primarily driven by margin improvements in the refrigerants, CO2 and ammonia businesses.
Interest Expense
Interest expense, net, was $32 million in the current period, representing a decrease of $2 million, or 7%, compared to the prior year period. The overall decrease in interest expense, net, resulted primarily from lower average debt balances in the current period as compared to the prior year period.

Other Income (Expense), Net
The increase of $9.4 million in “Other income (expense), net” was primarily driven by the Company’s divestiture of the assets and operations of five branch locations in western Canada. The Company realized a gain of $6.8 million ($5.5 million after tax) on the sale.
Income Tax Expense
The effective income tax rate was 37.5% of pre-tax earnings in the current period compared to 37.7% in the prior year period. The Company expects the effective income tax rate for fiscal 2013 to be between 37.5% and 38.0% of pre-tax earnings.
Net Earnings
Net earnings per diluted share rose 12% to $2.18 in the current period compared to $1.94 in the prior year period. Net earnings were $171.8 million compared to $152.8 million in the prior year period. Lower helium sales volumes reduced diluted earnings per share by $0.06 in the current period compared to the prior year period. Additionally, the current quarter’s diluted earnings per share included $0.04 of incremental SAP costs and a year-over-year negative impact of $0.03 due to one less selling day in the current period. Net earnings per diluted share in the prior year period also included net special charges aggregating to $0.08 per diluted share. Net special charges in the current period had no impact on net earnings per diluted share. Net special charges in each period consisted of the following:

	Six Months Ended
	September 30,
Effect on Diluted EPS	2012	2011
Restructuring and other special charges	$(0.07)	$(0.12)
Gain on sale of businesses	0.07	—
(Costs) benefits related to unsolicited takeover attempt	—	0.05
Multi-employer pension plan withdrawal charges	—	(0.01)
Special charges, net	$—	$(0.08)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $264 million in the current period compared to $201 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Net earnings	$171,818	$152,848
Non-cash and non-operating activities (1)	156,912	173,950
Changes in working capital	(63,256)	(126,256)
Other operating activities	(1,525)	710
Net cash provided by operating activities	$263,949	$201,252
____________________

(1)	Includes depreciation, amortization, impairment charges, deferred income taxes, gain on sales of plant and equipment and businesses and stock-based compensation expense.
The decrease in the use of cash for working capital in the current period was primarily driven by a significant use of cash in the prior year period for payments related to the unsolicited takeover attempt. Net earnings adjusted for non-cash and non-operating activities provided cash of $329 million in the current period versus $327 million in the prior year period.
As of September 30, 2012, $15 million of the Company’s $48 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Capital expenditures	$(162,199)	$(166,812)
Proceeds from sales of plant, equipment and businesses	20,201	8,387
Business acquisitions and holdback settlements	(18,652)	(93,943)
Other investing activities	(842)	(443)
Net cash used in investing activities	$(161,492)	$(252,811)

Capital expenditures as a percent of sales were 6.5% and 7.1% for the six months ended September 30, 2012 and 2011, respectively. Payments for business acquisitions and holdback settlements decreased significantly from the prior year period due to the purchase of two significant businesses, ABCO Gases, Welding and Industrial Supply Company, Inc. and Pain Enterprises, Inc., in the prior year period. During the current period, the Company purchased eight businesses with historical annual revenues of over $19 million. Additionally, during the current period, the Company sold five branch locations in western Canada and received proceeds of $20.2 million related to the sale of these businesses and other plant and equipment.
Free cash flow* in the current period was $121 million, compared to $106 million in the prior year period. The increase in free cash flow from the prior year quarter was driven by adjusted cash from operations*, which was $277 million in the current period compared to $257 million in the prior year period.
The following table provides a summary of the major items affecting the Company's cash flows from financing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Net cash (repayments) borrowings	$(68,822)	$358,863
Purchase of treasury stock	—	(300,000)
Dividends paid to stockholders	(61,634)	(46,474)
Other financing activities	31,203	18,653
Net cash (used in) provided by financing activities	$(99,253)	$31,042
During the current period, net financing activities used cash of $99 million. Net repayments were a use of $69 million, primarily related to a reduction in the funds outstanding under the Company’s commercial paper program. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $31 million.
In the prior year period, net financing activities provided cash of $31 million. Net borrowings were a source of $359 million, primarily related to the issuance of $250 million of 2.95% senior notes maturing on June 15, 2016. Also during the six months ended September 30, 2011, the Company authorized and completed a share repurchase program purchasing 4.5 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $19 million.
On October 23, 2012, the Company announced a program to purchase up to $600 million of its outstanding shares of common stock.

*	See Non-GAAP reconciliations below.
Dividends
During the six months ended September 30, 2012, the Company paid its stockholders $62 million or $0.40 per share in the first and second quarters of fiscal 2013. During the prior year period, the Company paid dividends of $46 million or $0.32 per share in the second quarter and $0.29 per share in the first quarter of fiscal 2012. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to additional short-term advances not to exceed $35 million. The agreement expires on January 2, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offered Rate (“LIBOR”). At September 30, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution which provides access to short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2012, there were no advances outstanding under the agreement.

Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At September 30, 2012, $329 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.57%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 70 basis points. At September 30, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2013 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of September 30, 2012, the Company had $36 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2012. The Company also had outstanding U.S. letters of credit of $44 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2012, the average effective interest rate on the multi-currency revolver was 1.67%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At September 30, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2012, these revolving credit borrowings were €5.1 million (U.S. $6.5 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of September 30, 2012, the effective interest rate on the French revolving credit borrowings was 1.32%. This line of credit matures on December 31, 2012.
Total Borrowing Capacity
As of September 30, 2012, $340 million remained unused under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2012, the Company’s leverage ratio was 2.4.
The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At September 30, 2012, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
At September 30, 2012, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At September 30, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year.
At September 30, 2012, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At September 30, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
The 2013, 2014, 2015 and 2016 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At September 30, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2012, other long-term debt totaled $3.4 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Interest Rate Derivatives
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and is being reclassified into earnings over the term of the 2015 Notes. For the six months ended September 30, 2012 and 2011, $259 thousand and $259 thousand, respectively, of the loss on the treasury rate lock was reclassified to interest expense. At September 30, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At September 30, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At September 30, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.21% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the six months ended September 30, 2012, the fair value of the variable interest rate swaps decreased by $1.8 million to an asset of $4.9 million and was recorded in other non-current assets. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $1.8 million and was recorded in long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the six months ended September 30, 2012 and 2011.
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

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Six Months Ended
	September 30,
(In thousands)	2012	2011
Net cash provided by operating activities	$263,949	$201,252
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	8,512	7,381
Tax benefit realized from the exercise of stock options	4,927	4,722
Net cash expenditures related to unsolicited takeover attempt	—	35,084
Cash expenditures related to MEPP withdrawals	—	8,752
Adjusted cash from operations	277,388	257,191
Capital expenditures	(162,199)	(166,812)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	4,481	8,387
Operating lease buyouts	1,745	6,873
Adjusted capital expenditures	(155,973)	(151,552)
Free cash flow	$121,415	$105,639

The Company believes its adjusted cash from operations, adjusted capital expenditures, and free cash flow measures provide investors meaningful insight into the Company’s ability to generate cash from operations without the impact of cash expenditures related to Air Products’ unsolicited takeover attempt and MEPP withdrawals, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends or to support other investing and financing activities. Non-GAAP measures should be read in conjunction with GAAP financial measures, as non-GAAP measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should be noted as well that the Company’s adjusted cash from operations, adjusted capital expenditures, and free cash flow measures may be different from adjusted cash from operations, adjusted capital expenditures, and free cash flow measures provided by other companies.
OTHER
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s benefits to be derived from the SAP implementation in fiscal 2013 and run rate operating benefits by December 31, 2013; conversion of the remaining regional distribution companies to the SAP platform; the Company’s expectations of earnings of $1.03 to $1.09 for the quarter ending December 31, 2012 and earnings of $4.42 to $4.57 per diluted share for the year ending March 31, 2013, all of which include the Company’s estimates of restructuring and related costs, a gain on the sale of businesses and SAP implementation costs and SAP-related depreciation expense, net of expected benefits; an estimated year-over-year decline of $0.10 per diluted share from lost sales due to helium supply constraints; improvement in the helium supply chain; the time frame to regain lost customers and the recovery from year-over-year headwinds related to helium supply constraints; the Company’s expectations of the completion of, and the benefits to be achieved in connection with, its realignment and consolidation into four new divisions and estimates of the remaining fiscal 2013 restructuring charges and related costs of approximately $5 million; modest growth for most of our customer segments; expectations for low to mid-single digit same-store sales growth in our core distribution business in fiscal 2013; the Company’s expectation as to the long-term growth profiles of its strategic products; the continued supply of feedstock from a supplier that intends to cease operations of its hydrogen plant in calendar year 2013; the Company’s expectation that its overall effective income tax rate for fiscal 2013 will range from 37.5% to 38% of pre-tax earnings; the Company’s belief that it will not need to repatriate cash held outside of the U.S.; the Company’s intent to permanently reinvest the cash held outside of the U.S. in its foreign operations; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.5 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; continued or increased disruption in our helium supply chain; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2013 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; the tax impact in the event that the Company repatriates cash from its foreign operations; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected implementation costs of the SAP system and the realignment of its divisional structure; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships as well as the timely collection of accounts receivable; the

Company’s expectation as to completion of the conversion to SAP; the inability to retain employees to be affected by the reorganization prior to its completion; potential disruption to the Company’s business related to the realignment; the impact of the management transition; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at September 30, 2012. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or were based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$1.2	$1.2	$0.5	$0.3	$0.2	$—	$3.4	$3.6
Interest expense	0.1	0.1	0.04	0.01	—	—	0.3
Average interest rate	6.54%	5.83%	6.12%	6.30%	—	—
Senior notes due 10/1/2013	$—	$300.0	$—	$—	$—	$—	$300.0	$311.4
Interest expense	4.3	4.3	—	—	—	—	8.6
Interest rate	2.85%	2.85%	—	—	—	—
Senior notes due 9/15/2014	$—	$—	$400.0	$—	$—	$—	$400.0	$428.2
Interest expense	9.0	18.0	8.3	—	—	—	35.3
Interest rate	4.50%	4.50%	4.50%	—	—	—
Senior notes due 10/1/2015	$—	$—	$—	$250.0	$—	$—	$250.0	$265.4
Interest expense	4.1	8.1	8.1	4.1	—	—	24.4
Interest rate	3.25%	3.25%	3.25%	3.25%	—	—
Senior notes due 6/15/2016	$—	$—	$—	$—	$250.0	$—	$250.0	$261.6
Interest expense	3.7	7.4	7.4	7.4	1.5	—	27.4
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	—
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$232.4
Interest expense	7.7	15.4	15.4	15.4	15.4	22.8	92.1
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial Paper	$329.4	$—	$—	$—	$—	$—	$329.4	$329.4
Interest expense	0.3	—	—	—	—	—	0.3
Interest rate	0.57%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$36.5	$—	$36.5	$36.5
Interest expense	0.3	0.6	0.6	0.6	0.2	—	2.3
Interest rate (a)	1.67%	1.67%	1.67%	1.67%	1.67%	—
Revolving credit borrowings - France	$6.5	$—	$—	$—	$—	$—	$6.5	$6.5
Interest expense	0.02	—	—	—	—	—	0.02
Interest rate (b)	1.32%	—	—	—	—	—
Trade receivables securitization	$—	$295.0	$—	$—	$—	$—	$295.0	$295.0
Interest expense	1.4	2.1	—	—	—	—	3.5
Interest rate	0.96%	0.96%	—	—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$300.0	$—	$—	$—	$—	$300.0	$(4.9)
Swap (receipts)	—	(4.9)	—	—	—	—	(4.9)
Variable forward pay rate = 1.21%
Weighted average receive rate = 2.85%

(a)
The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line (which had no borrowings at September 30, 2012) and the multi-currency revolving credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The variable interest rates on the multi-currency revolving credit line are based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line.

(b)	The variable interest rates on the French revolving credit borrowings are based on a spread over the Euro currency rate.
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of September 30, 2012, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has an ongoing initiative to implement a new enterprise information system (the “SAP system”). The SAP system is being implemented in stages, by business unit, through fiscal 2013. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation continues.

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

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3
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

Dated:	November 7, 2012		AIRGAS, INC.

(Registrant)

		BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3
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