Form 10-Q
period 2012-12-31
AIRGAS INC
filed 2013-02-08
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of February 6, 2013 was 75,917,262.

AIRGAS, INC.

FORM 10-Q
December 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
(In thousands, except per share amounts)
Net Sales	$1,207,708	$1,153,751	$3,694,574	$3,505,134
Costs and Expenses:
Cost of products sold (excluding depreciation)	527,452	520,409	1,648,503	1,603,282
Selling, distribution and administrative expenses	462,288	433,050	1,380,720	1,279,933
Restructuring and other special charges (benefits), net (Note 15)	(1,729)	2,431	6,426	18,261
Costs (benefits) related to unsolicited takeover attempt (Note 16)	—	(1,170)	—	(7,870)
Depreciation	65,804	61,575	194,820	182,224
Amortization	6,614	6,437	19,950	18,841
Total costs and expenses	1,060,429	1,022,732	3,250,419	3,094,671
Operating Income	147,279	131,019	444,155	410,463
Interest expense, net	(16,472)	(15,741)	(48,102)	(49,815)
Other income, net (Note 2)	805	1,375	10,329	1,524
Earnings before income taxes	131,612	116,653	406,382	362,172
Income taxes	(48,697)	(44,095)	(151,649)	(136,766)
Net Earnings	$82,915	$72,558	$254,733	$225,406
Net Earnings Per Common Share:
Basic earnings per share	$1.07	$0.96	$3.30	$2.94
Diluted earnings per share	$1.05	$0.93	$3.23	$2.88
Weighted Average Shares Outstanding:
Basic	77,417	75,940	77,123	76,632
Diluted	78,944	77,705	78,883	78,340

Note: Prior year amounts have been adjusted for the change in accounting for LIFO inventories.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Net earnings	$82,915	$72,558	$254,733	$225,406
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(135)	588	361	(5,023)
Reclassification of hedging loss included in net earnings	129	129	388	388
Other comprehensive income (loss), before tax	(6)	717	749	(4,635)
Net tax expense of other comprehensive income items	(48)	(48)	(144)	(144)
Other comprehensive income (loss), net of tax	(54)	669	605	(4,779)
Comprehensive income	$82,861	$73,227	$255,338	$220,627

Note: Prior year amounts have been adjusted for the change in accounting for LIFO inventories.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	December 31, 2012	March 31, 2012
ASSETS
Current Assets
Cash	$66,606	$44,663
Trade receivables, less allowances for doubtful accounts of $38,505 and $31,845 at December 31, 2012 and March 31, 2012, respectively	645,174	652,439
Inventories, net	462,379	408,438
Deferred income tax asset, net	53,898	49,617
Prepaid expenses and other current assets	160,900	119,049
Total current assets	1,388,957	1,274,206
Plant and equipment at cost	4,523,456	4,306,420
Less accumulated depreciation	(1,849,198)	(1,690,361)
Plant and equipment, net	2,674,258	2,616,059
Goodwill	1,198,698	1,163,803
Other intangible assets, net	230,469	214,204
Other non-current assets	46,679	52,313
Total assets	$5,539,061	$5,320,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$157,384	$174,868
Accrued expenses and other current liabilities	347,724	356,344
Short-term debt	284,305	388,452
Current portion of long-term debt	305,342	10,385
Total current liabilities	1,094,755	930,049
Long-term debt, excluding current portion	1,706,926	1,761,902
Deferred income tax liability, net	811,547	793,957
Other non-current liabilities	88,087	84,419
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2012 and March 31, 2012	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,074 and 86,874 shares issued at December 31, 2012 and March 31, 2012, respectively	871	869
Capital in excess of par value	718,426	649,551
Retained earnings	1,811,421	1,701,478
Accumulated other comprehensive income	5,991	5,386
Treasury stock, 10,514 and 10,207 shares at cost at December 31, 2012 and March 31, 2012, respectively	(698,963)	(607,026)
Total stockholders’ equity	1,837,746	1,750,258
Total liabilities and stockholders’ equity	$5,539,061	$5,320,585

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$254,733	$225,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	194,820	182,224
Amortization	19,950	18,841
Impairment	1,729	2,500
Deferred income taxes	14,163	38,088
Gain on sales of plant and equipment	(126)	(65)
Gain on sale of businesses	(6,822)	—
Stock-based compensation expense	22,744	21,352
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	15,579	(37,360)
Inventories, net	(49,972)	(27,954)
Prepaid expenses and other current assets	(37,410)	(10,908)
Accounts payable, trade	(19,594)	(9,801)
Accrued expenses and other current liabilities	(6,526)	(62,329)
Other non-current assets	2,626	2,059
Other non-current liabilities	(836)	(1,002)
Net cash provided by operating activities	405,058	341,051
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(244,052)	(263,398)
Proceeds from sales of plant, equipment and businesses	23,438	12,199
Business acquisitions and holdback settlements	(94,630)	(96,970)
Other, net	(1,668)	(1,473)
Net cash used in investing activities	(316,912)	(349,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term debt	(104,181)	406,701
Proceeds from borrowings of long-term debt	260,372	1,065,560
Repayment of long-term debt	(18,115)	(1,147,735)
Financing costs	(2,076)	(4,567)
Purchase of treasury stock	(222,163)	(300,000)
Proceeds from the exercise of stock options	78,091	22,890
Stock issued for the Employee Stock Purchase Plan	12,781	11,361
Tax benefit realized from the exercise of stock options	33,352	10,914
Dividends paid to stockholders	(92,655)	(70,819)
Change in cash overdraft	(11,609)	2,858
Net cash used in financing activities	(66,203)	(2,837)
Change in cash	$21,943	$(11,428)
Cash – Beginning of period	44,663	57,218
Cash – End of period	$66,606	$45,790

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
Current Year Acquisitions
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the three months ended December 31, 2012, the Company purchased seven businesses with historical annual sales of approximately $75 million. A total of $76.2 million in cash was paid for the seven businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions.
During the nine months ended December 31, 2012, the Company purchased fifteen businesses with historical annual sales of approximately $94 million. A total of $94.6 million in cash was paid for the fifteen businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred during the nine months ended December 31, 2012 were $1.0 million and were included in selling, distribution and administrative expenses in the Company’s Consolidated Statement of Earnings. These acquisitions contributed approximately $10 million in net sales for the nine months ended December 31, 2012.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for the businesses acquired during the nine months ended December 31, 2012 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values will result in further adjustments to the values presented below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2013 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$14,018	$534	$14,552
Plant and equipment	24,284	1,169	25,453
Goodwill	34,305	2,509	36,814
Other intangible assets	35,188	2,000	37,188
Current liabilities	(12,165)	(2,551)	(14,716)
Non-current liabilities	(3,939)	(722)	(4,661)
Total cash consideration	$91,691	$2,939	$94,630
The fair value of trade receivables acquired with the fiscal 2013 acquisitions was $9.7 million, with gross contractual amounts receivable of $10.1 million. Goodwill associated with fiscal 2013 acquisitions was $37.9 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical, and specialty gases and related supplies, and the addition of businesses complementary to the Company’s portfolio of products and services. Other intangible assets related to fiscal 2013 acquisitions represent customer relationships and non-competition agreements, and amounted to $28.8 million and $9.6 million, respectively. See Note 4 for further information on goodwill and other intangible assets.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for the nine months ended December 31, 2012 and 2011, as if fiscal 2013 acquisitions had occurred on April 1, 2011. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2011 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2012	2011
Net sales	$3,752,201	$3,556,780
Net earnings	257,229	225,097
Diluted earnings per share	$3.26	$2.87
Prior Year Acquisitions
During the nine months ended December 31, 2011, the Company purchased six businesses. A total of $97.0 million in cash was paid for the six businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred during the nine months ended December 31, 2011 were approximately $1.7 million. The acquired businesses had aggregate historical annual sales of approximately $73 million. These acquisitions contributed approximately $43 million in net sales for the nine months ended December 31, 2011. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.
Divestitures
On June 1, 2012, the Company divested the assets and operations of five branch locations in western Canada. The Company realized a gain on the sale of $6.8 million ($5.5 million after tax) recorded in the “Other income, net” line item of the Company’s Consolidated Statement of Earnings. The operations were included in the Distribution business segment and

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

contributed net sales that were not material to the Company’s Consolidated Statement of Earnings. Proceeds from the sale were used primarily to pay down outstanding debt under the Company’s multi-currency revolving credit line.

(3) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	December 31, 2012	March 31, 2012
Hardgoods	$327,243	$307,242
Gases	135,136	101,196
	$462,379	$408,438

(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the nine months ended December 31, 2012 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2012	$969,394	$194,409	$1,163,803
Acquisitions (a)	34,305	2,509	36,814
Other adjustments, including divestitures and foreign currency translation	(1,928)	9	(1,919)
Balance at December 31, 2012	$1,001,771	$196,927	$1,198,698
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	December 31, 2012				March 31, 2012
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$293,374	$(86,312)	$207,062	15	$270,096	$(74,253)	$195,843
Non-competition agreements	7	43,671	(20,383)	23,288	8	38,378	(20,427)	17,951
Other		1,420	(1,301)	119		1,240	(830)	410
		$338,465	$(107,996)	$230,469		$309,714	$(95,510)	$214,204
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from seven to 17 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on appraised value or other techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2013 - $7.0 million; 2014 - $26.2 million; 2015 - $24.6 million; 2016 - $23.1 million; 2017 - $21.2 million; and $128.4 million thereafter.
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
As a result of the impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the three months ended June 30, 2012. The charge was reflected in the “Restructuring and other special charges” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 13). See Note 8 for further information on the valuation methodology used in determining the impairment loss.
Subsequent to the intangible asset write-down, the Company performed an assessment of the carrying value of goodwill associated with the reporting unit. The assessment did not indicate that the reporting unit’s goodwill was potentially impaired. However, the fair value of the reporting unit was not substantially in excess of its carrying amount, consistent with the Company’s prior year annual goodwill impairment test.
Annual Test for Goodwill Impairment
The Company is required to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual assessment of the carrying value of goodwill as of October 31 of each year. As of October 31, 2012, the Company had 18 reporting units in the Distribution business segment and 6 reporting units in the All Other Operations business segment.
Under new accounting guidance adopted by the Company during fiscal 2012, prior to performing the two-step goodwill impairment test, the Company is first permitted to perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the “Step 0” assessment. The Step 0 assessment requires the evaluation of certain events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit-specific items. After performing the Step 0 assessment, should the Company determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if the Company concludes otherwise based on the Step 0 assessment, the two-step goodwill impairment test is not required. The Step 0 assessment can be applied to none, some or all of the Company’s reporting units in any period, and the Company may also bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test for the given reporting unit.
For the October 31, 2012 goodwill impairment test, the Company applied the Step 0 assessment to all of the 18 reporting units in its Distribution business segment and 5 of the 6 reporting units in its All Other Operations business segment. After performing the Step 0 assessment for these reporting units, the Company concluded that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test is not necessary for these reporting units.
However, for the same reporting unit within the All Other Operations business segment for which the interim goodwill impairment evaluation was performed in June 2012 (see “Impairment Evaluation” section above), the Company bypassed the option to perform the Step 0 assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. The Company determined the estimated fair value of this reporting unit as of October 31, 2012 using a

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

discounted cash flow model and compared this value to the carrying value of the reporting unit. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on the reporting unit’s business plan, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rate used to estimate the fair value of the reporting unit exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller entity. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of the reporting unit.
The result of the goodwill impairment test did not indicate that the reporting unit’s goodwill was potentially impaired. However, the fair value of the reporting unit was not substantially in excess of its carrying amount. The Company will continue to monitor this business and consider additional interim analyses of goodwill as appropriate; however, the amount of goodwill associated with this reporting unit is not material to the Company’s consolidated financial statements.

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2012	March 31, 2012
Accrued payroll and employee benefits	$91,378	$99,474
Business insurance reserves (a)	54,066	51,435
Taxes other than income taxes	24,593	20,273
Cash overdraft	60,836	72,445
Deferred rental revenue	31,810	29,720
Other accrued expenses and current liabilities	85,041	82,997
	$347,724	$356,344
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $13.9 million at December 31, 2012 and $13.8 million at March 31, 2012, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6) INDEBTEDNESS
Total debt consists of:

(In thousands)	December 31, 2012	March 31, 2012
Short-term
Money market loans	$—	$—
Commercial paper	284,305	388,452
Short-term debt	$284,305	$388,452

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	38,813	43,472
Revolving credit borrowings - France	7,322	6,338
Senior notes, net	1,452,799	1,205,881
Senior subordinated notes	215,446	215,446
Other long-term debt	2,888	6,150
Total long-term debt	2,012,268	1,772,287
Less current portion of long-term debt	(305,342)	(10,385)
Long-term debt, excluding current portion	$1,706,926	$1,761,902

Total debt	$2,296,573	$2,160,739
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million. On December 17, 2012, the agreement was extended and now expires on January 1, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution which provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2012, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At December 31, 2012, $284 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.48%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 75 basis points.
On December 5, 2012, the Company entered into the Third Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 21, 2013 to December 4, 2015. At December 31, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Company’s Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of December 31, 2012, the Company had $39 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2012. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2012, the average effective interest rate on the multi-currency revolver was 1.62%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At December 31, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At December 31, 2012, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of December 31, 2012, $376 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.6 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. On November 15, 2012, this revolving line of credit was extended from December 31, 2012 to July 19, 2016. At December 31, 2012, these revolving credit borrowings were €5.6 million (U.S. $7.3 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2012, the effective interest rate on the French revolving credit borrowings was 1.3%.
Senior Notes
On November 26, 2012, the Company issued $250 million of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount and yield 2.913%. The net proceeds from the sale of the 2022 Notes were used for general corporate purposes, including to fund acquisitions, repay indebtedness under the Company’s commercial paper program and repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2013.
At December 31, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

semi-annually on April 1 and October 1 of each year. At December 31, 2012, the 2013 Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
At December 31, 2012, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At December 31, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2012, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
The 2013, 2014, 2015, 2016 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At December 31, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2012, other long-term debt totaled $2.9 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at December 31, 2012 are as follows:

(In thousands)	Debt Maturities (a)
December 31, 2013	$301,653
March 31, 2014	229
March 31, 2015	400,549
March 31, 2016	545,263
March 31, 2017	296,321
Thereafter	465,454
$2,009,469
____________________

(a)	Outstanding borrowings under the Securitization Agreement at December 31, 2012 are reflected as maturing at the agreement’s expiration in December 2015.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $0.9 million at December 31, 2012. The 2013 Notes also include additional carrying value of $3.7 million at December 31, 2012 related to the Company’s fair value hedges — see Note 7 for additional disclosure.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At December 31, 2012, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within Accumulated Other Comprehensive Income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For both the nine months ended December 31, 2012 and 2011, $388 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At December 31, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.19% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2012, the fair value of the variable interest rate swaps decreased by $3.0 million to an asset of $3.7 million and was recorded in prepaid expenses and other current assets as of December 31, 2012 and in other non-current assets as of March 31, 2012. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $3.0 million and was recorded in the current portion of long-term debt as of December 31, 2012 and in long-term debt as of March 31, 2012. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and nine months ended December 31, 2012 and 2011.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	December 31, 2012		March 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$3,725	Other non-current assets	$6,734

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest rate contracts	$388	$388
Tax effect	(144)	(144)
Net effect	$244	$244

	Amount of Loss Reclassified from AOCI into Pre-tax Income (a)
(In thousands)	Nine Months Ended December 31,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest expense, net	$388	$388
____________________
(a) The tax effects of the reclassification adjustments were $144 thousand for the nine months ended December 31, 2012 and 2011.

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Nine Months Ended December 31,
Derivatives in Fair Value Hedging Relationships		2012	2011
Change in fair value of variable interest rate swaps	Interest expense, net	$(3,009)	$1,951
Change in carrying value of 2013 Notes	Interest expense, net	3,034	(1,485)
Net effect	Interest expense, net	$25	$466

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	December 31, 2012
Assets:
Deferred compensation plan assets	$12,730	$12,730	$—	$—
Derivative assets - variable interest rate swap agreements	3,725	—	3,725	—
Total assets measured at fair value on a recurring basis	$16,455	$12,730	$3,725	$—

Liabilities:
Deferred compensation plan liabilities	$12,730	$12,730	$—	$—
Contingent consideration liability	4,104	—	—	4,104
Total liabilities measured at fair value on a recurring basis	$16,834	$12,730	$—	$4,104

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2012
Assets:
Deferred compensation plan assets	$11,126	$11,126	$—	$—
Derivative assets - variable interest rate swap agreements	6,734	—	6,734	—
Total assets measured at fair value on a recurring basis	$17,860	$11,126	$6,734	$—

Liabilities:
Deferred compensation plan liabilities	$11,126	$11,126	$—	$—
Contingent consideration liability	2,512	—	—	2,512
Total liabilities measured at fair value on a recurring basis	$13,638	$11,126	$—	$2,512

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statements of Earnings.
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly-rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included within prepaid expenses and other current assets as of December 31, 2012 and within other non-current assets as of March 31, 2012 on the Consolidated Balance Sheets. See Note 7 for additional derivatives disclosures.
Contingent consideration liability — As part of the consideration for certain acquisitions, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of the total liability for contingent consideration arrangements at December 31, 2012, $3.4 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The impact on the Company’s earnings as a result of the contingent consideration arrangements for the three and nine months ended December 31, 2012 and 2011 was immaterial.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the nine months ended December 31, 2012 were as follows (in thousands):

Balance at March 31, 2012	$2,512
Contingent consideration liabilities recorded	1,750
Settlements made during the period	(140)
Adjustments to fair value measurement	(18)
Balance at December 31, 2012	$4,104
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the nine months ended December 31, 2012 and 2011 are categorized in the table below based on the lowest level of significant input to the valuation, and are based on amounts as measured at the time of adjustment. There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended December 31, 2012 or 2011.

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (nine months ended December 31, 2012)
(In thousands)
Assets:
Other intangible assets	$—	$—	$535	$1,729
Total assets measured at fair value on a nonrecurring basis	$—	$—	$535	$1,729

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (nine months ended December 31, 2011)
(In thousands)
Assets:
Long-lived assets held and used	$—	$—	$8,765	$2,500
Total assets measured at fair value on a nonrecurring basis	$—	$—	$8,765	$2,500
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business. As a result of an impairment analysis performed on the assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the nine months ended December 31, 2012, which was reflected in the “Restructuring and other special charges (benefits), net” line item of the Company’s Consolidated Statement of Earnings for the nine months ended December 31, 2012. The Company used a variation of the income approach, namely the excess earnings method, to estimate the fair value of the intangible assets associated with the business. Under this approach, an intangible asset’s fair value is estimated to be the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Key inputs in this model include the cash flow forecast, discount rate, contributory asset charges and tax amortization benefits. As of the evaluation date, the remeasured other intangible assets related to this reporting unit totaled $0.5 million.
In September 2011, the Company performed an evaluation of the recoverability of the fixed assets related to one of its liquid carbon dioxide plants. This evaluation was based upon the receipt of notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. As a result of the analysis, the Company remeasured the fixed assets of its liquid

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

carbon dioxide plant and recognized an impairment charge of $2.5 million which was reflected in the “Restructuring and other special charges (benefits), net” line item of the Company’s Consolidated Statement of Earnings for the nine months ended December 31, 2011. The remeasured plant fixed assets totaled $8.8 million at the date of evaluation and were included within plant and equipment on the Company’s Consolidated Balance Sheet. The Company used an income approach to estimate the fair value of the plant assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the plant assets.
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	December 31, 2012	December 31, 2012	March 31, 2012	March 31, 2012
Commercial paper	$284,305	$284,305	$388,452	$388,452
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	46,135	46,135	49,810	49,810
2013 Notes	303,689	308,915	306,677	314,881
2014 Notes	399,832	423,890	399,760	429,530
2015 Notes	249,792	263,459	249,736	260,325
2016 Notes	249,761	263,747	249,708	257,821
2018 Notes	215,446	232,412	215,446	234,836
2022 Notes	249,725	248,024	—	—
Other long-term debt	2,888	3,036	6,150	6,410
Total debt	$2,296,573	$2,368,923	$2,160,739	$2,237,065

(9) STOCKHOLDERS' EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2012	86,874	10,207
Common stock issuance (a)	200
Reissuance of treasury stock for stock option exercises		(2,164)
Purchase of treasury stock (b)		2,471
Balance at December 31, 2012	87,074	10,514

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2012	$869	$649,551	$1,701,478	$5,386	$(607,026)	$1,750,258
Net earnings			254,733			254,733
Other comprehensive income				605		605
Common stock issuances and reissuances from treasury stock - employee benefit plans (c)	2	12,779	(52,135)		130,226	90,872
Tax benefit from stock option exercises		33,352				33,352
Dividends paid on common stock ($1.20 per share)			(92,655)			(92,655)
Stock-based compensation (d)		22,744				22,744
Purchase of treasury stock (b)					(222,163)	(222,163)
Balance at December 31, 2012	$871	$718,426	$1,811,421	$5,991	$(698,963)	$1,837,746
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)
On October 23, 2012, the Company announced a $600 million share repurchase program. During the three months ended December 31, 2012, the Company repurchased 2.47 million shares on the open market at an average price of $89.93.

(c)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The table below presents the gross and net changes in the balances within each component of AOCI for the nine months ended December 31, 2012.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$6,527	$(1,141)	$5,386
Foreign currency translation adjustments	361		361
Derivative instruments:
Reclassification of hedging loss included in net earnings		388	388
Tax effect of other comprehensive income items		(144)	(144)
Net change after tax of other comprehensive income items	361	244	605
Balance at December 31, 2012	$6,888	$(897)	$5,991

(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2012 and 2011.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Stock-based compensation expense related to:
Equity Incentive Plan	$3,528	$3,311	$19,682	$18,450
Employee Stock Purchase Plan - options to purchase stock	1,024	971	3,062	2,902
	4,552	4,282	22,744	21,352
Tax benefit	(1,443)	(1,410)	(7,826)	(7,370)
Stock-based compensation expense, net of tax	$3,109	$2,872	$14,918	$13,982
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2012 and 2011 was $29.40 and $22.78, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the nine months ended December 31, 2012:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2012	6,584	$47.08
Granted	966	$91.52
Exercised	(2,165)	$36.13
Forfeited	(51)	$73.15
Outstanding at December 31, 2012	5,334	$59.32
Vested or expected to vest at December 31, 2012	5,315	$59.23
Exercisable at December 31, 2012	2,949	$49.04
On August 14, 2012, the Company’s stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan, which included, among other things, an increase in the maximum number of shares available for issuance under the plan from 5.8 million to 9.8 million. A total of 4.9 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of December 31, 2012.
As of December 31, 2012, $43.6 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of December 31, 2012, the ESPP had 1.6 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.72 and $13.16 for the nine months ended December 31, 2012 and 2011, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2012:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2012	79	$51.61
Granted	243	$70.75
Exercised	(200)	$63.84
Outstanding at December 31, 2012	122	$69.65

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.4 million and 1.7 million shares covered by outstanding stock options that were not dilutive for the three months ended December 31, 2012 and 2011, respectively. There were approximately 1.3 million and 1.8 million shares covered by outstanding stock options that were not dilutive for the nine months ended December 31, 2012 and 2011, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	77,417	75,940	77,123	76,632
Incremental shares from assumed exercises of stock options and options under the ESPP	1,527	1,765	1,760	1,708
Diluted shares outstanding	78,944	77,705	78,883	78,340

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

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and nine months ended December 31, 2012 and 2011. Business segment operating results for the prior periods were adjusted for the retrospective application of the LIFO-to-average-cost change in accounting principle implemented during the year ended March 31, 2012. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various multi-employer pension plans under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s net restructuring and

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

other special charges (benefits) and the legal, professional and other costs (benefits) incurred as a result of the Air Products & Chemicals, Inc. (“Air Products”) unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Eliminations and Other” column below. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis below.

	Three Months Ended				Three Months Ended
	December 31, 2012				December 31, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$642,884	$138,152	$(8,062)	$772,974	$611,005	$119,409	$(8,959)	$721,455
Hardgoods	433,218	1,518	(2)	434,734	430,724	1,578	(6)	432,296
Total net sales (a)	1,076,102	139,670	(8,064)	1,207,708	1,041,729	120,987	(8,965)	1,153,751
Cost of products sold (excluding depreciation) (a)	461,917	73,599	(8,064)	527,452	467,592	61,782	(8,965)	520,409
Selling, distribution and administrative expenses	408,704	44,866	8,718	462,288	379,894	40,002	13,154	433,050
Restructuring and other special charges (benefits), net	—	—	(1,729)	(1,729)	—	—	2,431	2,431
Costs (benefits) related to unsolicited takeover attempt	—	—	—	—	—	—	(1,170)	(1,170)
Depreciation	60,372	5,432	—	65,804	56,695	4,880	—	61,575
Amortization	5,384	1,230	—	6,614	5,171	1,266	—	6,437
Operating income	$139,725	$14,543	$(6,989)	$147,279	$132,377	$13,057	$(14,415)	$131,019

	Nine Months Ended				Nine Months Ended
	December 31, 2012				December 31, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,914,092	$444,371	$(26,370)	$2,332,093	$1,827,302	$404,554	$(28,584)	$2,203,272
Hardgoods	1,357,502	4,984	(5)	1,362,481	1,297,343	4,533	(14)	1,301,862
Total net sales (a)	3,271,594	449,355	(26,375)	3,694,574	3,124,645	409,087	(28,598)	3,505,134
Cost of products sold (excluding depreciation) (a)	1,441,482	233,396	(26,375)	1,648,503	1,413,164	218,716	(28,598)	1,603,282
Selling, distribution and administrative expenses	1,222,697	130,749	27,274	1,380,720	1,131,263	120,258	28,412	1,279,933
Restructuring and other special charges (benefits), net	—	—	6,426	6,426	—	—	18,261	18,261
Costs (benefits) related to unsolicited takeover attempt	—	—	—	—	—	—	(7,870)	(7,870)
Depreciation	178,759	16,061	—	194,820	168,026	14,198	—	182,224
Amortization	16,171	3,779	—	19,950	15,075	3,766	—	18,841
Operating income	$412,485	$65,370	$(33,700)	$444,155	$397,117	$52,149	$(38,803)	$410,463
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Interest paid	$55,263	$55,803
Income taxes (net of refunds) (a)	120,093	77,320
____________________

(a)
During the nine months ended December 31, 2011, the Company applied for and received federal income tax refunds of $10.5 million. The Company did not receive federal income tax refunds during the nine months ended December 31, 2012.

(15) RESTRUCTURING AND OTHER SPECIAL CHARGES (BENEFITS), NET
The following table presents the components of restructuring and other special charges (benefits), net:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Restructuring costs (benefits), net	$(3,332)	$748	$(2,535)	$14,078
Other related costs	1,603	1,683	7,232	1,683
Asset impairment charges	—	—	1,729	2,500
Total restructuring and other special charges (benefits), net	$(1,729)	$2,431	$6,426	$18,261
Restructuring Costs (Benefits), Net
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas’ distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which Airgas, Inc. is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and to form an operating structure that will help Airgas leverage the full benefits of its new SAP platform. As a result of the realignment plan, the Company recorded a restructuring charge of $13.3 million during the three months ended June 30, 2011 for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment.
During the three and nine months ended December 31, 2012, the Company recorded $3.3 million and $2.5 million, respectively, in net restructuring benefits. During the three months ended December 31, 2012, the Company re-evaluated its remaining severance liability related to the divisional realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $0.4 million and $1.2 million for the three and nine months ended December 31, 2012, respectively, primarily related to relocation and other costs.
During the three and nine months ended December 31, 2011, the Company recorded $0.7 million and $14.1 million, respectively, in restructuring costs. The majority of the costs for the nine-month period ended December 31, 2011 related to the $13.3 million severance restructuring charge recorded during the three months ended June 30, 2011.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The activity in the accrued liability balances associated with the restructuring plan was as follows for the nine months ended December 31, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	1,165	1,165
Cash payments	(3,120)	(1,831)	(4,951)
Other adjustments	(3,700)	—	(3,700)
Balance at December 31, 2012	$6,318	$324	$6,642
Of the $6.6 million in accrued restructuring costs at December 31, 2012, $4.8 million was included in accrued expenses and other current liabilities and $1.8 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheet. The restructuring costs were not allocated to the Company’s business segments (see Note 13).
Other Related Costs
For the three and nine months ended December 31, 2012, the Company also incurred $1.6 million and $7.2 million, respectively, of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. For both the three and nine months ended December 31, 2011, the Company incurred $1.7 million of other restructuring related costs, primarily related to transition staffing for the BSCs and legal costs associated with the realignment.
The divisional realignment is expected to be completed by the end of fiscal 2013, with the final regional distribution company’s implementation of SAP, integration into the divisional structure and merger into the LLC anticipated during the three months ending March 31, 2013. However, the payout of severance benefits under the plan is expected to continue through fiscal 2014 based on the payment of benefits over time (rather than in a lump sum), extended benefits earned by a number of associates through the Airgas, Inc. Severance Pay Plan and payments to associates at other distribution businesses yet to convert to SAP and/or merge into the LLC. For the three months ending March 31, 2013, the Company expects to incur additional restructuring and other related costs, primarily related to transition staffing, legal and relocation costs, of approximately $2 million.
Asset Impairment Charges
The Company recorded special charges of $1.7 million and $2.5 million related to asset impairments during the nine months ended December 31, 2012 and 2011, respectively – see Notes 4 and 8 for further information.

(16) UNSOLICITED TAKEOVER ATTEMPT
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the three and nine months ended December 31, 2011, the Company recognized benefits of $1.2 million and $7.9 million, respectively, from lower than previously estimated net costs related to the unsolicited takeover attempt.

(17) SUBSEQUENT EVENTS
In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, which retroactively extended various tax provisions. The Company does not expect the change in law to have a material impact on its income tax provision for the three months ending March 31, 2013.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

On January 29, 2013, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.40 per share. The dividend is payable March 28, 2013 to stockholders of record as of March 14, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2012 (“current quarter”) of $1.21 billion compared to $1.15 billion for the quarter ended December 31, 2011 (“prior year quarter”), an increase of 5%. Total organic sales increased 4%, with gas and rent up 6% and hardgoods down 1%. Acquisitions, net of a divestiture, contributed sales growth of 1% in the current quarter. The Company’s organic sales growth reflected the impact of continued economic uncertainty and moderation in business conditions on its diversified customer base, with moderating activity levels in its industrial customer base throughout the quarter further exacerbated in late December by uncertainty around the fiscal cliff and by the timing of the holidays during the work week. Higher pricing contributed 5% to total organic sales growth, more than offsetting the negative 1% impact from volume declines. Higher pricing was primarily driven by a broad-based price increase on gases and hardgoods effective October 1, 2012. The pricing action was designed to address rising product, operating and distribution costs, as well as to support ongoing investments in production and distribution capabilities and technologies in order to more efficiently and effectively meet the growing demands of the Company’s customers while fulfilling the safety and security requirements of its industry.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 56.3%, an increase of 140 basis points from the prior year quarter, driven by a sales mix shift toward higher-margin gas and rent and by margin expansion on gases and hardgoods, reflecting in part more effective management of pricing and discounting practices, as enabled by SAP during the current quarter.
The Company’s operating income margin increased to 12.2%, an 80 basis-point increase from the prior year quarter. The current quarter's operating income margin benefited from a net 10 basis points of lower than previously expected restructuring charges, while the prior year quarter’s operating income margin was burdened by 40 basis points of net special charges. The current and prior year quarters also included 90 basis points and 110 basis points, respectively, of negative impact from SAP implementation costs and depreciation expense (see “Enterprise Information System” section below).
Net earnings per diluted share increased to $1.05 in the current quarter versus $0.93 in the prior year quarter. The current quarter’s earnings per diluted share included $0.03 of SAP implementation and depreciation costs, net of realized benefits, representing a favorable $0.07 year-over-year change from the $0.10 per diluted share of SAP related expenses in the prior year quarter. Net earnings per diluted share in the current quarter included a net $0.01 per diluted share benefit related to lower than previously estimated restructuring charges, while the prior year quarter's net earnings included net special charges of $0.04 per diluted share. Net special items in each quarter consisted of the following:

	Three Months Ended
	December 31,
Effect on Diluted EPS	2012	2011
Restructuring and other related (costs) benefits, net	$0.01	$(0.02)
(Costs) benefits related to unsolicited takeover attempt	—	0.01
Multi-employer pension plan withdrawal charges	—	(0.03)
Special items, net	$0.01	$(0.04)
Supply Constraints
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas has been the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under long-term supply agreements. As a result of the helium shortage, however, over the past 18 months the Company’s suppliers have instituted helium volume allocations, which have limited the Company’s ability to supply helium to its own customers. These supply constraints have also forced the Company to shed non-contract helium customers at times and to allocate its limited helium supply to contract and critical need customers. To help mitigate the financial impact to Airgas, the Company has and will continue to explore alternative sources of helium and has instituted product allocations and price increases related to its helium customers at appropriate times.
During the current quarter, the Company’s helium suppliers were able to meet their volume allocation commitments to the Company, but continue to fall short of their volume commitments under the long-term supply agreements. As such, the

Company continues to expect some level of supply chain disruption at least through the end of fiscal 2013 and most likely into fiscal 2014 and anticipates that the time frame for regaining lost customers and recovering lost sales may be longer.
Enterprise Information System
The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system during the current quarter. At this stage in the Company’s phased implementation, each of its four BSCs, into which the regional company accounting and administrative functions are being consolidated upon converting to SAP, are firmly in place. Through December 2012, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and eleven of its twelve regional distribution companies to the SAP platform. The Company expects that its remaining regional distribution company will be converted in the Company’s fiscal fourth quarter ending March 31, 2013. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes. These have not had a material impact to date on the Company's financial results, and the Company will continue to monitor these items carefully going forward.
With eleven out of twelve of its regional distribution companies operating successfully on SAP, the Company believes the implementation risk associated with the remaining business units has been significantly diminished and is now focusing more on attaining benefits. The current quarter marked an important inflection point in the Company's execution of its SAP initiative, in that it was the first quarter in which the Company realized meaningful economic benefits, including more effective management of pricing and discounting practices, as well as expansion of its telesales platform, each enabled by SAP. SAP implementation costs and depreciation expense, net of benefits realized, were $0.03 per diluted share for the current quarter, as compared to $0.10 per diluted share in the prior year quarter. SAP implementation costs and depreciation expense, net of expected benefits, are estimated to be in the range of $0.16 to $0.18 per diluted share for the year ending March 31, 2013. Fiscal 2012 included $0.34 per diluted share of SAP implementation costs and depreciation expense.
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
New Divisional Alignment and LLC Formation
In May 2011, the Company announced the alignment of its twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby the majority of Airgas’ distribution businesses have merged or will merge into a single limited liability company (“LLC”) of which Airgas, Inc. is the sole member. Each of the Company’s twelve regional distribution companies operated (prior to conversion to SAP) or operates its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional companies as part of the SAP implementation, the restructuring will allow Airgas to more effectively utilize its resources across regional company boundaries and form an operating structure that will help Airgas leverage the full benefits of its new SAP platform.
During the current quarter, the Company recorded a net benefit of $1.7 million related to lower than previously expected restructuring costs. As a result of the restructuring plan described above, the Company recorded a restructuring charge of $13.3 million during the three months ended June 30, 2011 for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment. During the three months ended December 31, 2012, the Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring and other related costs of $2.0 million for the three months ended December 31, 2012, primarily related to transition staffing, legal and other costs associated with the realignment and LLC formation.
The realignment is expected to be completed by the end of fiscal 2013. The Company expects to incur additional restructuring and other related costs, primarily related to transition staffing, legal and relocation costs, of approximately $2 million for the three months ending March 31, 2013.
Stock Repurchase Program

On October 23, 2012, the Company announced a program to repurchase up to $600 million of its outstanding shares of common stock on the open market, with the timing and amount of any repurchases subject to the Company's evaluation of market conditions, share price and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.
During the three months ended December 31, 2012, the Company repurchased 2.47 million shares on the open market at an average price of $89.93. At December 31, 2012, $378 million was available for additional share repurchases under the program. The impact of share repurchases on weighted average diluted shares outstanding was largely offset by stock option exercises in the current quarter. The impact from potential repurchases under the October 2012 stock repurchase program is not reflected in the Company's forward-looking guidance for its fourth fiscal quarter ending March 31, 2013.
Acquisitions and Divestitures
During the nine months ended December 31, 2012, the Company purchased fifteen businesses with aggregate historical annual sales of approximately $94 million. During the prior year period, the Company purchased six businesses with aggregate historical annual sales of approximately $73 million.
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

Fourth Quarter Outlook
The Company expects earnings per diluted share for the fourth fiscal quarter ending March 31, 2013 to be in the range of $1.17 to $1.23, an increase of 4% to 10% over earnings per diluted share of $1.12 in the fourth fiscal quarter ended March 31, 2012. The Company expects its organic sales growth rate for the quarter ending March 31, 2013 to be in the low single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

STATEMENT OF EARNINGS COMMENTARY
Results for the prior year quarter and year-to-date periods were adjusted for the retrospective application of a change implemented in the fourth quarter of the prior year in the Company’s method of accounting for the small portion of its hardgoods inventory valued using the last-in, first-out (“LIFO”) method to the average-cost method. The impact of this change was immaterial to the operating results for the prior year quarter and year-to-date periods. Business segment information and statement of earnings commentary related to the prior year quarter and year-to-date periods have been recast to reflect the change in accounting principle.
Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various multi-employer pension plans (“MEPPs”) under selling, distribution and administrative expenses in the “Other” line item in the tables below. Additionally, the Company’s net restructuring and other special charges (benefits) and the legal, professional and other costs (benefits) incurred as a result of the Air Products and Chemicals, Inc. (“Air Products”) unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Other” line item in the tables below.
Net Sales
Net sales increased 5% to $1.21 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 4%. Acquisitions, net of a divestiture, contributed sales growth of 1% in the current quarter. Gas and rent organic sales increased 6%, while hardgoods declined 1%. Higher pricing contributed 5% to organic sales growth, more than offsetting the negative 1% impact from volume declines.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products grew 5% over the prior year quarter, driven largely by higher pricing in bulk, medical, and specialty gases, and by temporary surcharges and hurricane-related sales in carbon dioxide and dry ice.
Strategic accounts also contributed to the increase in net sales for the current quarter. Strategic accounts were up 4% over the prior year quarter, as growth from continued new account signings and cross-selling to existing customers was tempered by broad-based slowing in general activity across most customer segments. The Company’s large metal fabrication customers continued to post the strongest growth on a relative basis, though showing modest deceleration from second quarter growth rates. The strategic accounts program, which now represents more than 20% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	December 31,
	2012	2011	Increase
Distribution	$1,076,102	$1,041,729	$34,373	3%
All Other Operations	139,670	120,987	18,683	15%
Intercompany eliminations	(8,064)	(8,965)	901
	$1,207,708	$1,153,751	$53,957	5%

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
Distribution business segment sales increased 3% over the prior year quarter with an increase in organic sales of 2%. Incremental sales growth from acquisitions, net of a divestiture, contributed sales growth of 1% in the current quarter. Higher pricing contributed 5% to organic sales growth in the Distribution business segment, more than offsetting the negative 3% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 5%, with pricing up 6% and volumes down 1%. Hardgoods organic sales within the Distribution business segment declined 1%, with pricing up 3% and volumes down 4%. The reduction in volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy. The increase in pricing was primarily driven by the broad-based price increase on gases and hardgoods effective October 1, 2012.
Contributing to the decline in the Distribution business segment's hardgoods organic sales were moderating sales growth rates in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased just 1% in the current quarter compared to the prior year quarter. Although this compared favorably to the 1% decline in total hardgoods organic sales for the Distribution business segment, it represented a sharp deceleration from the double digit year-over-year growth seen in fiscal 2012 and as recently as the first quarter of fiscal 2013. Sales of the Company’s Radnor® private-label line were also up 1% for the current quarter, comparing favorably to the total hardgoods organic sales for the Distribution business segment, but also down sharply from the double digit year-over-year growth seen in fiscal 2012 and as recently as the first quarter of fiscal 2013. Deceleration of sales growth for both safety and Radnor® brand products was driven by general slowing in activity levels in the Company’s core industrial customer base.
Revenues from the Company’s rental welder business experienced a 17% increase in organic sales during the current quarter as compared to the prior year quarter due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 15% in total and 14% on an organic basis compared to the prior year quarter, with incremental sales related to current and prior year acquisitions contributing sales growth of 1% in the current quarter. The organic sales increase was largely driven by R-22 pricing increases in the Company's refrigerants business, by both price and volume increases in its ammonia business and by temporary surcharges and hurricane-related sales in its CO2 and dry ice businesses. The Company’s refrigerant gas sales have continued to benefit from increased demand ahead of a potential EPA ruling which would accelerate the phase-out of new production of R-22, the most commonly used refrigerant gas in HVAC systems.
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
Consolidated gross profits (excluding depreciation) increased 7% compared to the prior year quarter, principally due to the sales mix shift to higher margin gas and rent and by margin expansion on gases and hardgoods during the current quarter. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 140 basis points to 56.3% compared to 54.9% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects margin expansion in gases and hardgoods, as well as a sales mix shift toward higher-margin gas and rent, as compared to the prior year quarter. Gas and rent represented 64.0% of the Company's sales mix in the current quarter, up from 62.5% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,
	2012	2011	Increase
Distribution	$614,185	$574,137	$40,048	7%
All Other Operations	66,071	59,205	6,866	12%
	$680,256	$633,342	$46,914	7%

The Distribution business segment’s gross profits (excluding depreciation) increased 7% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 57.1% versus 55.1% in the prior year quarter, an increase of 200 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on gases and hardgoods, reflecting in part more effective management of pricing and discounting practices, as enabled by SAP and a sales mix shift away from lower-margin hardgoods towards higher-margin gas and rent during the current quarter. As a percentage of the Distribution business segment’s sales, gas and rent increased 100 basis points to 59.7% in the current quarter, up from 58.7% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 12% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 160 basis points to 47.3% in the current quarter from 48.9% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin rate (excluding depreciation) was primarily driven by rising feedstock costs in the Company's ammonia business and a sales mix shift toward its lower margin refrigerants and ammonia businesses.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $29 million, or 7%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were $25 million of normal inflationary increases plus higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs and approximately $4 million of incremental operating costs associated with acquired businesses, net of a divestiture. Also contributing to the increase in the Distribution business segment's SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Company's Total Access telesales program and costs associated with the analysis and execution of the Company's strategic pricing initiative. As a percentage of net sales, SD&A expenses increased to 38.3% in the current quarter from 37.5% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	December 31,		Increase
	2012	2011
Distribution	$408,704	$379,894	$28,810	8%
All Other Operations	44,866	40,002	4,864	12%
Other	8,718	13,154	(4,436)
	$462,288	$433,050	$29,238	7%

SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 12%, respectively, compared to the prior year quarter. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $3 million for the Distribution business segment, net of a divestiture and $1 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 150 basis points to 38.0% compared to 36.5% in the prior year quarter, primarily driven by the higher variable costs of sales growth noted above, the sales mix shift toward gas and rent which carry higher operating costs than hardgoods and by moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business were 32.1% compared to 33.1% in the prior year quarter.
SD&A Expenses – Other
Enterprise Information System
The Company continues its phased, multi-year rollout of its highly-customized SAP enterprise information system, whereby business units implement the new system in succession. Through December 2012, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and eleven regional distribution companies to SAP. The Company continues to prepare for the implementation of SAP at its final regional distribution company in the fiscal fourth quarter ending March 31, 2013. SAP costs incurred by the Company include pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the scheduled business unit rollouts. SAP implementation costs for the current quarter were $8.7 million as compared to $9.8 million in the prior year quarter. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.
Multi-employer Pension Plan Withdrawals
As collective bargaining agreements (“CBAs”) came up for renewal, the Company actively negotiated the withdrawal from multi-employer defined benefit pension plans ( “MEPPs”), replacing those retirement plans for CBA employees with defined contribution plans. During the prior year quarter, the Company incurred MEPP withdrawal charges of $3.4 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. These charges are reflected in selling, distribution and administrative expenses. As of December 31, 2012, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges (Benefits), Net
The following table presents the components of net restructuring and other special charges (benefits) for the current and prior year quarters:

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Restructuring costs (benefits), net	$(3,332)	$748
Other related costs	1,603	1,683
Total restructuring and other special charges (benefits), net	$(1,729)	$2,431
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded $3.3 million in net restructuring benefits during the current quarter. During the three months ended June 30, 2011, the Company recorded a restructuring charge of $13.3 million for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment. During the three months ended December 31, 2012, the Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $0.4 million for the three months ended December 31, 2012, primarily related to relocation and other costs. During the three months ended December 31, 2011, the Company recorded $0.7 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation.
For the three months ended December 31, 2012 and 2011, the Company also incurred $1.6 million and $1.7 million, respectively, of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. Total net restructuring and other special charges (benefits) were a net benefit of $1.7 million and a charge of $2.4 million for the current and prior year quarter, respectively.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the prior year quarter, the Company recognized a $1.2 million benefit from lower than previously estimated net costs related to the Air Products' unsolicited takeover attempt of Airgas. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization

Depreciation expense increased $4 million or 7%, to $65.8 million in the current quarter as compared to $61.6 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks). Amortization expense of $6.6 million in the current quarter increased only slightly from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $147 million increased 12% in the current quarter driven by organic sales growth in both the Distribution and All Other Operations business segments. The current quarter's operating income also included a net pre-tax benefit of $1.7 million related to lower than previously expected BSC severance charges, compared to $2.4 million of restructuring charges in the prior year quarter. Additionally, the prior year quarter included a $1.2 million benefit from lower than previously estimated net costs related to the Air Products' unsolicited takeover attempt of Airgas. The current and prior year quarters included 90 basis points and 110 basis points of negative impact, respectively, from SAP implementation costs and depreciation expense. The consolidated operating income margin increased 80 basis points to 12.2% from 11.4% in the prior year quarter.

	Three Months
Operating Income (In thousands)	December 31,
	2012	2011	Increase
Distribution	$139,725	$132,377	$7,348	6%
All Other Operations	14,543	13,057	1,486	11%
Other	(6,989)	(14,415)	7,426
	$147,279	$131,019	$16,260	12%

Operating income in the Distribution business segment increased 6% in the current quarter. The Distribution business segment’s operating income margin increased 30 basis points to 13.0% compared to 12.7% in the prior year quarter. The Distribution business segment's operating income margin increase was primarily driven by the gross profit margin expansion noted above, partially offset by pressure from moderating sales growth.
Operating income in the All Other Operations business segment increased 11% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 10.4% decreased by 40 basis points compared to the operating income margin of 10.8% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin rate was primarily driven by rising feedstock costs in the Company's ammonia business and a sales mix shift toward its lower margin refrigerants and ammonia businesses.
Interest Expense, Net
Interest expense, net, was $16 million in the current quarter, representing an increase of $1 million, compared to the prior year quarter.
Income Tax Expense
The effective income tax rate was 37.0% of pre-tax earnings in the current quarter compared to 37.8% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2013 to be between 37.0% and 37.5% of pre-tax earnings. In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, which retroactively extended various tax provisions. The Company does not expect the change in law to have a material impact on its income tax provision for the fourth quarter of fiscal 2013.
Net Earnings
Net earnings per diluted share rose 13% to $1.05 in the current quarter compared to $0.93 in the prior year quarter. Net earnings were $82.9 million compared to $72.6 million in the prior year quarter. The current quarter’s diluted earnings per share included $0.03 per diluted share of SAP implementation and depreciation costs, net of realized benefits, representing a favorable $0.07 year-over-year change from the $0.10 per diluted share of SAP related expenses in the prior year quarter. Net earnings per diluted share in the current quarter included a $0.01 per diluted share benefit related to lower than previously estimated restructuring charges, while the prior year quarter's net earnings included net special charges of $0.04 per diluted share. Net special items in each quarter consisted of the following:

	Three Months Ended
	December 31,
Effect on Diluted EPS	2012	2011
Restructuring and other related (costs) benefits, net	$0.01	$(0.02)
(Costs) benefits related to unsolicited takeover attempt	—	0.01
Multi-employer pension plan withdrawal charges	—	(0.03)
Special items, net	$0.01	$(0.04)

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2011

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 5% to $3.7 billion for the nine months ended December 31, 2012 (“current period”) compared to the nine months ended December 31, 2011 (“prior year period”), driven by organic sales growth of 4% and incremental sales of 1% contributed by acquisitions, net of a divestiture. Gas and rent organic sales increased 5% and hardgoods increased 3%. Organic sales were driven by pricing increases of 4%. For the current period, sales of strategic products increased 5% on an organic basis as compared to the prior year period.
Strategic accounts also contributed to the increase in net sales for the current period. Strategic accounts sales growth of 5% was primarily driven by new account signings and increased activity in the majority of the Company’s customer segments, most notably in the metal fabrication, oil and gas and chemicals segments. Strategic account sales in the Company’s retail customer segment experienced a substantial decline from the prior year period due to the helium supply disruption. Excluding this impact, strategic accounts grew 6% from the prior year period.

	Nine Months Ended
Net Sales (In thousands)	December 31,
	2012	2011	Increase
Distribution	$3,271,594	$3,124,645	$146,949	5%
All Other Operations	449,355	409,087	40,268	10%
Intercompany eliminations	(26,375)	(28,598)	2,223
	$3,694,574	$3,505,134	$189,440	5%
Distribution business segment sales increased 5% compared to the prior year period with an increase in organic sales of 4% and incremental sales of 1% contributed by current and prior year acquisitions, net of a divestiture. Organic sales growth for the Distribution business segment was driven by pricing increases of 4%. The Distribution business segment’s gas and rent organic sales increased 4%, with volumes down 1% and pricing up 5%. Hardgoods organic sales increased 3%, driven by pricing increases of 3%.
Sales of strategic gas products sold through the Distribution business segment in the current period increased 5% from the prior year period. Among strategic gas products, bulk gas sales were up 6% as the impact of higher pricing and new business in the food and core industrial sectors was partially offset by broad-based industrial slowing. Sales of medical gases were up 5% as a result of higher pricing, new business signings and modestly stronger demand across most medical segments. Sales of specialty gases were up 3%, as the impact of higher pricing was partially offset by lower volumes in core specialty gases.
Contributing to the rise in Distribution business segment hardgoods organic sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 5% in the current period, comparing favorably to the hardgoods organic sales increase for the Distribution business segment of 3% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. The Company’s Radnor® private-label line was up 4% for the current period, driven by the overall increase in hardgoods volumes.

Revenues from the Company’s rental welder business experienced a 22% increase in organic sales during the current period as compared to the prior year period due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment sales increased 10% in total and 9% on an organic basis compared to the prior year period, with incremental sales of 1% contributed by current and prior year acquisitions. The organic sales increase was primarily driven by an increase in refrigerants, CO2 and ammonia sales, which increased on both a volume and price basis.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 8% compared to the prior year period, principally due to the organic sales increase for the current period and margin improvements on gases and hardgoods. The consolidated gross profit margin (excluding depreciation) in the current period increased 110 basis points to 55.4% compared to 54.3% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) reflects margin expansion in gas and hardgoods.

	Nine Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,
	2012	2011	Increase
Distribution	$1,830,112	$1,711,481	$118,631	7%
All Other Operations	215,959	190,371	25,588	13%
	$2,046,071	$1,901,852	$144,219	8%

The Distribution business segment’s gross profits (excluding depreciation) increased 7% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.9% versus 54.8% in the prior year period, an increase of 110 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects underlying margin expansion on gases and hardgoods, reflecting in part more effective management of pricing and discounting practices, as enabled by SAP in the third quarter. As a percentage of the Distribution business segment’s sales, gas and rent remained consistent at 58.5% in both the current period and the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 13% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 160 basis points to 48.1% in the current period from 46.5% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher margins in the refrigerants, CO2 and ammonia businesses.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $101 million, or 8%, in the current year as compared to the prior year period. Contributing to the increase in SD&A expenses were $84 million of normal inflationary increases plus higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $14 million of incremental operating costs associated with acquired businesses, net of a divestiture and $3 million of incremental costs associated with the SAP implementation. Also contributing to the increase in the Distribution business segment's SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Company's Total Access telesales program and costs associated with the analysis and execution of the Company's strategic pricing initiative. As a percentage of net sales, SD&A expenses increased to 37.4% in the current year from 36.5% in the prior year period.

	Nine Months Ended
SD&A Expenses (In thousands)	December 31,		Increase
	2012	2011
Distribution	$1,222,697	$1,131,263	$91,434	8%
All Other Operations	130,749	120,258	10,491	9%
Other	27,274	28,412	(1,138)
	$1,380,720	$1,279,933	$100,787	8%

SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 9%, respectively, in the current period. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $12 million for the Distribution business segment, net of a divestiture and $2 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 120 basis points to 37.4% compared to 36.2% in the prior year period. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment decreased 30 basis points to 29.1% compared to 29.4% in the prior year period.
SD&A Expenses – Other
Enterprise Information System
SAP implementation costs for the current period were $27.3 million as compared to $24.1 million in the prior year period. Despite higher than expected costs in the current period, the Company realized benefits related to the implementation, primarily reflected in the Company's improved gross margins for the current period.
Multi-employer Pension Plan Withdrawals
As collective bargaining agreements (“CBAs”) came up for renewal, the Company actively negotiated the withdrawal from MEPPs, replacing those retirement plans for CBA employees with defined contribution plans. During the prior year period, the Company incurred MEPP withdrawal charge of $4.3 million related to withdrawals from its final MEPPs. These charges are reflected in selling, distribution and administrative expenses. As of December 31, 2012, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges (Benefits), Net
The following table presents the components of net restructuring and other special charges (benefits):

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Restructuring costs (benefits), net	$(2,535)	$14,078
Other related costs	7,232	1,683
Asset impairment charges	1,729	2,500
Total restructuring and other special charges (benefits), net	$6,426	$18,261
Restructuring and Other Related Costs (Benefits), Net
As a result of the realignment of the Company’s twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs, the Company recorded a net $2.5 million benefit in restructuring costs during the current period related to certain lower than previously expected restructuring charges. During the prior year period, the Company recorded a restructuring charge of $13.3 million for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment. During the current period, the Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.2 million for the nine months ended December 31, 2012, primarily related to relocation and other costs. Also during the current period, the Company incurred $7.2 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
During the prior year period, the Company recorded $14.1 million in restructuring costs, including the $13.3 million in severance benefits discussed above and an additional $0.8 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation. Also during the prior year period, the Company incurred $1.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment.

The activity in the accrued liability balances associated with the restructuring plan was as follows for the nine months ended December 31, 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges		1,165	1,165
Cash payments	(3,120)	(1,831)	(4,951)
Other adjustments	(3,700)		(3,700)
Balance at December 31, 2012	$6,318	$324	$6,642

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the nine months ended December 31, 2012.
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
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During the prior year period, the Company recognized a $7.9 million benefit from lower than previously estimated net costs related to the Air Products’ unsolicited takeover attempt of Airgas. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $13 million or 7%, to $195 million in the current period as compared to $182 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $0.6 million of incremental depreciation expense related to the SAP enterprise information system and $1.5 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $20 million in the current period was $1 million higher than that of the prior year period.
Operating Income
Consolidated operating income of $444 million increased 8% in the current period driven by gross margin expansion and operating leverage on organic sales growth. The consolidated operating income margin improved 30 basis points to 12.0% in the current period from 11.7% in the prior year period.

	Nine Months Ended
Operating Income (In thousands)	December 31,
	2012	2011	Increase
Distribution	$412,485	$397,117	$15,368	4%
All Other Operations	65,370	52,149	13,221	25%
Other	(33,700)	(38,803)	5,103
	$444,155	$410,463	$33,692	8%

Operating income in the Distribution business segment increased 4% in the current period. The Distribution business segment’s operating income margin decreased 10 basis points to 12.6% compared to 12.7% in the prior year period. The operating income margin decrease was driven by moderating sales growth relative to the increase in expenses and the year-over-year decline in helium sales due to supply constraints.
Operating income in the All Other Operations business segment increased 25% compared to the prior year period. The All Other Operations business segment’s operating income margin of 14.5% increased by 180 basis points compared to the operating income margin of 12.7% in the prior year period, primarily driven by margin improvements in the refrigerants, CO2 and ammonia businesses.
Interest Expense
Interest expense, net, was $48 million in the current period, representing a decrease of $2 million, or 3%, compared to the prior year period. The overall decrease in interest expense, net, resulted primarily from lower average interest rates in the current period as compared to the prior year period.

Other Income, Net
The increase of $8.8 million in “Other income, net” was primarily driven by the Company’s divestiture of the assets and operations of five branch locations in western Canada. The Company realized a gain of $6.8 million ($5.5 million after tax) on the sale.
Income Tax Expense
The effective income tax rate was 37.3% of pre-tax earnings in the current period compared to 37.8% in the prior year period. The Company expects the effective income tax rate for fiscal 2013 to be between 37.0% and 37.5% of pre-tax earnings. In January 2013, the United States Congress passed the American Taxpayer Relief Act of 2012, which retroactively extended various tax provisions. The Company does not expect the change in law to have a material impact on its income tax provision for the fourth quarter of fiscal 2013.
Net Earnings
Net earnings per diluted share rose 12% to $3.23 in the current period compared to $2.88 in the prior year period. Net earnings were $254.7 million compared to $225.4 million in the prior year period. Lower helium sales volumes reduced diluted earnings per share by $0.06 in the current period compared to the prior year period. The current period's diluted earnings also included a year-over-year negative impact of $0.03 per diluted share due to one less selling day in the current period. Additionally, the current period’s diluted earnings per share include $0.22 per diluted share of SAP implementation and depreciation costs, net of realized benefits, representing a favorable $0.03 year-over-year change from the $0.25 of SAP related expenses in the prior year period. Net earnings per diluted share in the current period included a net $0.02 per diluted share benefit, while the prior year period's earnings included net special charges of $0.12 per diluted share. Net special charges in each period consisted of the following:

	Nine Months Ended
	December 31,
Effect on Diluted EPS	2012	2011
Restructuring and other related (costs) benefits, net	$(0.05)	$(0.14)
Gain on sale of businesses	0.07	—
(Costs) benefits related to unsolicited takeover attempt	—	0.06
Multi-employer pension plan withdrawal charges	—	(0.04)
Special charges, net	$0.02	$(0.12)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $405 million in the current period compared to $341 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Net earnings	$254,733	$225,406
Non-cash and non-operating activities (1)	246,458	262,940
Changes in working capital	(97,923)	(148,352)
Other operating activities	1,790	1,057
Net cash provided by operating activities	$405,058	$341,051
____________________

(1)	Includes depreciation, amortization, impairment charges, deferred income taxes, gain on sales of plant and equipment and businesses and stock-based compensation expense.
The decrease in the use of cash for working capital in the current period was primarily driven by a significant use of cash in the prior year period for payments related to the unsolicited takeover attempt and the Company's final MEPP withdrawal assessments. Net earnings adjusted for non-cash and non-operating activities provided cash of $501 million in the current period versus $488 million in the prior year period.
As of December 31, 2012, $14 million of the Company’s $67 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Capital expenditures	$(244,052)	$(263,398)
Proceeds from sales of plant, equipment and businesses	23,438	12,199
Business acquisitions and holdback settlements	(94,630)	(96,970)
Other investing activities	(1,668)	(1,473)
Net cash used in investing activities	$(316,912)	$(349,642)
Capital expenditures as a percent of sales were 6.6% and 7.5% for the nine months ended December 31, 2012 and 2011, respectively. During the current period, the Company paid $95 million to acquire fifteen businesses and to settle holdback liabilities. Prior year period activity was primarily driven by the Company's acquisition of six businesses. Additionally, during the current period, the Company sold five branch locations in western Canada, in addition to other plant and equipment, and received proceeds of $23.4 million related to the sale of these businesses and other plant and equipment.
Free cash flow* in the current period was $219 million, compared to $175 million in the prior year period. The increase in free cash flow from the prior year quarter was primarily driven by adjusted cash from operations*, which was $451 million in the current period compared to $417 million in the prior year period.

The following table provides a summary of the major items affecting the Company's cash flows from financing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Net cash borrowings	$138,076	$324,526
Purchase of treasury stock	(222,163)	(300,000)
Dividends paid to stockholders	(92,655)	(70,819)
Other financing activities	110,539	43,456
Net cash used in financing activities	$(66,203)	$(2,837)
During the current period, net financing activities used cash of $66 million. Net cash borrowings were a source of $138 million, primarily related to the issuance of $250 million of 2.90% senior notes maturing on November 15, 2022, offset by a reduction in the funds outstanding under the Company’s commercial paper program. On October 23, 2012 the Company announced a $600 million share repurchase program and during the nine months ended December 31, 2012 the Company repurchased 2.47 million shares in the open market for $222 million. At December 31, 2012, $378 million was available for additional share repurchases under the program. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $111 million.
In the prior year period, net financing activities used cash of $3 million. Net borrowings were a source of $325 million, primarily related to the issuance of $250 million of 2.95% senior notes maturing on June 15, 2016. Also during the nine months ended December 31, 2011, the Company authorized and completed a share repurchase program purchasing 4.5 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $43 million.

*	See Non-GAAP reconciliations below.
Dividends
During the nine months ended December, 2012, the Company paid its stockholders $93 million or $0.40 per share in each of the first three quarters of fiscal 2013. During the prior year period, the Company paid dividends of $71 million or $0.32 per share in the second and third quarter and $0.29 per share in the first quarter of fiscal 2012. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million. On December 17, 2012, the agreement was extended and now expires on January 1, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offered Rate (“LIBOR”). At December 31, 2012, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution which provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2012, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At December 31, 2012, $284 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.48%.

Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial banks. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 75 basis points.
On December 5, 2012, the Company entered into the Third Amendment to the Securitization Agreement which extended the expiration of the Securitization Agreement from December 21, 2013 to December 4, 2015. At December 31, 2012, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Company’s Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of December 31, 2012, the Company had $39 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2012. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2012, the average effective interest rate on the multi-currency revolver was 1.62%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At December 31, 2012, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.6 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. On November 15, 2012, this revolving line of credit was extended from December 31, 2012 to July 19, 2016. At December 31, 2012, these revolving credit borrowings were €5.6 million (U.S. $7.3 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2012, the effective interest rate on the French revolving credit borrowings was 1.3%.
Total Borrowing Capacity
As of December 31, 2012, $376 million remained unused under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2012, the Company’s leverage ratio was 2.5.
The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At December 31, 2012, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
On November 26, 2012, the Company issued $250 million of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount and yield 2.913%. The net proceeds from the sale of the 2022 Notes were used for general corporate purposes, including to fund acquisitions, to repay indebtedness under the Company’s commercial paper program and to repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 2013.
At December 31, 2012, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. At December 31, 2012, the 2013 Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet.
At December 31, 2012, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At December 31, 2012, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2012, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
The 2013, 2014, 2015, 2016 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At December 31, 2012, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2012, other long-term debt totaled $2.9 million with an average interest rate of approximately 6% and an average maturity of approximately one year.
Interest Rate Derivatives
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and is being reclassified into earnings over the term of the 2015 Notes. For both the nine months ended December 31, 2012 and 2011, $388 thousand of the loss on the treasury rate lock was reclassified to interest expense. At December 31, 2012, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At December 31, 2012, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At December 31, 2012, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.19% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the nine months ended December 31, 2012, the fair value of the variable interest rate swaps decreased by $3.0 million to an asset of $3.7 million and was recorded in prepaid expenses and other current assets as of December 31, 2012 and in other non-current assets as of March 31, 2012. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $3.0 million and was recorded in the current portion of long-term debt as of December 31, 2012 and in long-term debt as of March 31, 2012. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and nine months ended December 31, 2012 and 2011.
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
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.3 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Nine Months Ended
	December 31,
(In thousands)	2012	2011
Net cash provided by operating activities	$405,058	$341,051
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	12,781	11,361
Tax benefit realized from the exercise of stock options	33,352	10,914
Net cash expenditures related to unsolicited takeover attempt	—	35,084
Cash expenditures related to MEPP withdrawals	—	18,323
Adjusted cash from operations	451,191	416,733
Capital expenditures	(244,052)	(263,398)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	7,718	12,199
Operating lease buyouts	3,946	9,218
Adjusted capital expenditures	(232,388)	(241,981)
Free cash flow	$218,803	$174,752

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

OTHER
Contractual Obligations
The following table presents the Company’s contractual obligations as of December 31, 2012:

(In thousands)		Payments Due by Period
Contractual Obligations	Total	Remainder of fiscal 2013 (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$2,009,469	$676	$701,755	$841,584	$465,454
Estimated interest payments on long-term debt (2)	256,182	17,101	114,140	61,134	63,807
Estimated receipts on interest rate swap agreements (3)	(3,725)		(3,725)	—	—
Non-compete agreements (4)	22,306	1,205	10,616	9,062	1,423
Letters of credit (5)	51,052	500	50,552	—	—
Operating leases (6)	274,671	21,813	123,809	65,170	63,879
Airgas, Inc. Severance Pay Plan (7)	6,318	4,534	1,784	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	550,797	22,203	251,293	206,360	70,941
Liquid carbon dioxide supply agreements (9)	151,392	5,306	35,212	21,124	89,750
Ammonia supply agreements (10)	2,973	985	1,988	—	—
Other purchase commitments (11)	3,022	3,022	—	—	—
Total Contractual Obligations	$3,324,457	$77,345	$1,287,424	$1,204,434	$755,254
____________________

(a)
The “Remainder of fiscal 2013” column relates to obligations due in fiscal 2013. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2014 and 2015. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2016 and 2017. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2018 and beyond.

(1)
Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2012. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $0.9 million at December 31, 2012. The 2013 Notes also include additional carrying value of $3.7 million at December 31, 2012 related to the Company’s fair value hedges. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2012. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)
Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of December 31, 2012. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)
At December 31, 2012, the Company’s operating leases include approximately $206 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $24 million related to its leased vehicles.

(7)
In May 2011, the Company announced its plan to realign its twelve regional companies’ accounting and certain administrative functions into four divisional Business Support Centers. As a result of this realignment, the Company incurred severance charges of $13.3 million associated with benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs are eliminated as a result of the realignment. The Company's obligation at December 31, 2012 represents the balance of accrued severance that has not yet been paid out to employees, net of $3.7 million adjustment to the severance liability for lower than previously estimated costs. See Note 15 to the Consolidated Financial Statements for further information.

(8)
In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gas from Air Products under a long-term supply agreement. Based on the volume of fiscal 2013 purchases, the Air Products supply agreements represent approximately $50 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through July 2019 and represent approximately $43 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $23 million and they expire at various dates through 2024.
The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2013 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(9)
The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2013 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(10)	The Company purchases ammonia from several sources, with take-or-pay obligations extending through December 31, 2012. Ammonia agreements are generally renewed on an annual basis.

(11)	Other purchase commitments primarily include property, plant and equipment expenditures.

Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s benefits to be derived from the SAP implementation and run rate operating benefits expected by December 31, 2013; diminished implementation risk relating to SAP; conversion of the remaining regional distribution company to the SAP platform; SAP implementation costs and depreciation expense; the Company’s expectations of earnings of $1.17 to $1.23 for the quarter ending March 31, 2013; improvement in the helium supply chain; the time frame to regain lost customers and the recovery from year-over-year headwinds related to helium supply constraints; the Company’s expectations of the completion of, and the benefits to be achieved in connection with, its realignment and consolidation into four new divisions and estimates of the remaining fiscal 2013 restructuring charges and related costs of approximately $2 million; modest growth for most of our customer segments; expectations for low single digit organic growth for the quarter ending March 31, 2013; the Company’s expectation as to the long-term growth profiles of its strategic products; the continued supply of feedstock from a supplier that intends to cease operations of its hydrogen plant in calendar year 2013; the Company’s expectation that its overall effective income tax rate for fiscal 2013 will range from 37.0% to 37.5% of pre-tax earnings; the Company’s belief that it will not need to repatriate cash held outside of the U.S.; the Company’s intent to permanently reinvest the cash held outside of the U.S. in its foreign operations; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.3 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at December 31, 2012. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or were based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$0.7	$1.2	$0.5	$0.3	$0.2	$—	$2.9	$3.0
Interest expense	0.04	0.1	0.04	0.02	—	—	0.2
Average interest rate	6.49%	5.83%	6.16%	6.36%	—	—
Senior notes due 10/1/2013	$—	$300.0	$—	$—	$—	$—	$300.0	$308.9
Interest expense	2.1	4.3	—	—	—	—	6.4
Interest rate	2.85%	2.85%	—	—	—	—
Senior notes due 9/15/2014	$—	$—	$400.0	$—	$—	$—	$400.0	$423.9
Interest expense	4.5	18.0	8.3	—	—	—	30.8
Interest rate	4.50%	4.50%	4.50%	—	—	—
Senior notes due 10/1/2015	$—	$—	$—	$250.0	$—	$—	$250.0	$263.5
Interest expense	2.0	8.1	8.1	4.1	—	—	22.3
Interest rate	3.25%	3.25%	3.25%	3.25%	—	—
Senior notes due 6/15/2016	$—	$—	$—	$—	$250.0	$—	$250.0	$263.7
Interest expense	1.8	7.4	7.4	7.4	1.5	—	25.5
Interest rate	2.95%	2.95%	2.95%	2.95%	2.95%	—
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$232.4
Interest expense	3.8	15.4	15.4	15.4	15.4	22.9	88.3
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$248.0
Interest expense	1.8	7.3	7.3	7.3	7.3	40.6	71.6
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%

(In millions)	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial paper	$284.3	$—	$—	$—	$—	$—	$284.3	$284.3
Interest expense	0.3	—	—	—	—	—	0.3
Interest rate	0.48%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$38.8	$—	$38.8	$38.8
Interest expense	0.2	0.6	0.6	0.6	0.2	—	2.2
Interest rate (a)	1.62%	1.62%	1.62%	1.62%	1.62%	—
Revolving credit borrowings - France	$—	$—	$—	$—	$7.3	$—	$7.3	$7.3
Interest expense	0.02	0.1	0.1	0.1	0.03	—	0.3
Interest rate (b)	1.30%	1.30%	1.30%	1.30%	1.30%	—
Trade receivables securitization	$—	$—	$—	$295.0	$—	$—	$295.0	$295.0
Interest expense	0.7	2.9	2.9	2.0	—	—	8.5
Interest rate	0.97%	0.97%	0.97%	0.97%	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$—	$300.0	$—	$—	$—	$—	$300.0	$(3.7)
Swap (receipts)	—	(3.7)	—	—	—	—	(3.7)
Variable forward pay rate = 1.19%
Weighted average receive rate = 2.85%
____________________

(a)
The interest rate on the multi-currency revolving credit facility is the weighted average of the variable interest rates on the multi-currency revolving credit line. The variable interest rates on the multi-currency revolving credit line are based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line.

(b)	The variable interest rates on the French revolving credit borrowings are based on a spread over the Euro currency rate.
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of December 31, 2012, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Program
On October 23, 2012, the Company announced plans to purchase up to $600 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time. The table below summarizes stock repurchase activity for the current quarter.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/23/12 - 10/31/12	33,000	$86.40	33,000	597,148,754
11/1/12 - 11/30/12	785,000	$88.09	785,000	527,997,006
12/1/12 - 12/31/12	1,652,500	$90.87	1,652,500	377,837,371
Total	2,470,500	$89.93	2,470,500

ITEM 6.	EXHIBITS.

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.2
Third Supplemental Indenture dated November 26, 2012, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s November 26, 2012 Current Report on Form 8-K.)

10.1
Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2012, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 6, 2012 Current Report on Form 8-K.)

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

Dated:	February 8, 2013		AIRGAS, INC.

(Registrant)

		BY:	/S/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

4.2
Third Supplemental Indenture dated November 26, 2012, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s November 26, 2012 Current Report on Form 8-K.)

10.1
Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2012, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 6, 2012 Current Report on Form 8-K.)

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