Form 10-K
period 2013-03-31
AIRGAS INC
filed 2013-05-22
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 69,274,426 shares of voting stock held by non-affiliates of the registrant was approximately $5.7 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2012. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
The number of shares of common stock outstanding as of May 20, 2013 was 73,229,069.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (when it is filed) will be incorporated by reference into Part III of this Report.

AIRGAS, INC.

PART I

ITEM 1.	BUSINESS.
GENERAL
Airgas, Inc., together with its subsidiaries (“Airgas” or the “Company”) became a publicly-traded company on the New York Stock Exchange in 1986. Through a combination of organic growth initiatives and acquisitions in both its core and adjacent lines of business, the Company has become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is also a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. Airgas’ production network and long-term supply agreements, full range of gas supply modes (from cylinders to truckload quantities to on-site pipeline supply) and national footprint make it one of the few fully-integrated industrial gas companies in the U.S. The Company also offers supply chain management services and solutions, and product and process technical support across many diverse customer segments.
The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. Products reach customers through an integrated network of more than 15,000 employees and approximately 1,100 locations including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. The Company’s product and service offering, full range of supply modes, national scale and strong local presence offer a competitive edge to its diversified base of more than one million customers.
The Company’s consolidated net sales were $4.96 billion, $4.75 billion and $4.25 billion in the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and several European countries. Revenues derived from foreign countries, based on the point of sale, were $84 million, $83 million and $75 million in the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4% of the consolidated total long-lived assets of the Company and were $157 million, $146 million and $142 million at March 31, 2013, 2012 and 2011, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets.
Since its inception, the Company has made over 400 acquisitions. During fiscal 2013, the Company acquired eighteen businesses with aggregate historical annual sales of more than $95 million. A total of $98 million in cash was paid for the eighteen businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with certain prior year acquisitions. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations, and to expand its integrated offering of rental equipment to the oil and gas industry. See Note 3 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.
The Company has two business segments, Distribution and All Other Operations. The businesses within the Distribution business segment offer a portfolio of related gas and hardgoods products and services to the end customers. The All Other Operations business segment consists of six business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 21 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows.
DISTRIBUTION BUSINESS SEGMENT
The Distribution business segment accounted for approximately 90% of consolidated net sales in each of the fiscal years 2013, 2012 and 2011.
Principal Products and Services
The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the various regional and other business units within the Distribution business segment as part of the complementary suite of similar products and services for the Company’s customers. Gas sales primarily include: atmospheric gases including nitrogen, oxygen and argon; helium; hydrogen; welding and fuel gases such as acetylene, propylene and propane; carbon dioxide; nitrous oxide; ultra high purity grades of various gases; special application blends; and process chemicals. Within the Distribution business segment, the Company also recognizes rent revenue derived from the rental of its gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding-related and other equipment. Gas and rent represented 59%, 58% and 60% of the Distribution business segment’s sales in fiscal years 2013, 2012 and 2011, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 41%, 42% and 40% of the Distribution business segment’s sales in fiscal years 2013, 2012 and 2011, respectively.
Principal Markets and Methods of Distribution
The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. The on-site or pipeline mode includes the supply of gaseous product to a customer facility via pipeline from a gas supplier’s plant located on or off the customer's premises. The bulk or merchant mode consists of the supply of gases to customers in liquid form in truckload quantities or in gaseous form in tube trailers. The packaged gas mode includes the supply of gases to customers either in gaseous form in cylinders or in liquid form in less-than-truckload quantities of bulk or merchant gases and in dewars. Generally, packaged gas distributors, including the Company and its competitors in the packaged gas market, also supply welding-related hardgoods required by customers to complement their use of gases.
The Company participates in all three modes of supply to varying degrees, with the cylinder or packaged supply mode representing the most significant portion of its gas sales. The Company estimates the U.S. market for packaged gases and welding hardgoods to be approximately $13 billion in annual sales, and the Company is one of the nation’s leading suppliers in this market, with an estimated 25% share. The Company’s competitors in this market include local and regional independent distributors that account for about half of the market’s annual revenues, and certain vertically-integrated gas producers, which account for the remainder of the market.
The Company markets its products and services through multiple sales channels, including branch-based representatives, retail stores, telesales, strategic customer account programs, catalogs, e-Business, and other distributors. Packaged gases and welding-related hardgoods are generally delivered to customers on Company-owned or leased trucks, although third-party carriers are also used in the delivery of welding-related hardgoods and safety products. Packaged gas distribution is a localized business because it is generally not economical to transport gas cylinders more than 50 to 100 miles from a plant or branch. The localized nature of the business makes these markets highly competitive and competition is generally based on reliable product delivery, product availability, technical support, quality and price.
Customer Base
The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers. The Company’s largest customer accounts for approximately 0.5% of total net sales. The Company estimates the following industry segments account for the approximate indicated percentages of its net sales:
Manufacturing & Metal Fabrication (29%)
Non-Residential (Energy & Infrastructure) Construction (14%)
Life Sciences & Healthcare (14%)
Food, Beverage & Retail (13%)
Energy & Chemical Production & Distribution (12%)
Basic Materials & Services (12%)
Government & Other (6%).
Supply
The Company’s atmospheric gas production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest U.S. producer of atmospheric gases. In addition, the Company purchases atmospheric and other gases pursuant to contracts with national and regional producers of industrial gases. The Company is party to a long-term take-or-pay supply agreement in effect through 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk liquid nitrogen, oxygen and argon, as well as helium and hydrogen gas. The Company is committed to purchase approximately $51 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with The Linde Group, AG (“Linde AG”) to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $44 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. The agreements expire at various dates through 2024, and annual purchases under these contracts are approximately $26 million. The annual purchase commitments above reflect estimates based on fiscal 2013 purchases.

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
The global industrial gas industry continues to work through supply constraints related to helium. During fiscal 2013, the Company’s helium suppliers continued to fall short of their volume commitments under the long-term supply agreements. As such, the Company continues to expect some level of supply chain disruption during fiscal 2014 and anticipates that the time frame for regaining lost customers and recovering lost sales may be longer. See Part II Item 7 for further discussions on helium supply constraints.
ALL OTHER OPERATIONS BUSINESS SEGMENT
The All Other Operations business segment consists of six business units, which in aggregate accounted for approximately 10% of sales in each of the fiscal years 2013, 2012 and 2011. The primary products produced and/or supplied are carbon dioxide, dry ice (solid form of carbon dioxide), nitrous oxide, ammonia and refrigerant gases. The following sections describe the primary products offered by the Company through the business units within the All Other Operations business segment in further detail.
Carbon Dioxide & Dry Ice
Airgas is a leading U.S. producer of liquid carbon dioxide and dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within this business, as the Company generally experiences a higher level of dry ice sales during the warmer months. With 14 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the U.S. Additionally, Airgas operates eight liquid carbon dioxide production facilities. The Company’s carbon dioxide production capacity is supplemented by long-term take-or-pay supply contracts.
Nitrous Oxide
Airgas is the largest producer of nitrous oxide gas in the U.S., with three nitrous oxide production facilities operated by the Company. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and in the manufacturing process of certain electronics industries. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.
Ammonia Products
Airgas is a leading U.S. distributor of anhydrous and aqua ammonia. Industrial ammonia applications primarily include the abatement of nitrogen oxide compounds in the utilities industry (“DeNOx”), chemicals processing, commercial refrigeration, water treatment and metal treatment. The Company operates 29 distribution facilities across the U.S. and purchases ammonia from suppliers under agreements.
Refrigerants
Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. Airgas purchases and distributes refrigerants and provides technical and refrigerant reclamation services. The primary focus of the refrigerants business is on the sale, distribution and reclamation of refrigerants, with a varied customer base that includes small and large HVAC contractors and distributors, facility owners, transportation companies, manufacturing facilities and government agencies. The refrigerants business typically experiences some seasonality, with higher sales levels during the warmer months as well as during the March and April time frame in preparation for the cooling season.
AIRGAS GROWTH STRATEGIES
The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company’s infrastructure and customer base, pursuing acquisitions in the

Company’s core and adjacent businesses, providing outstanding customer service and improving operational efficiencies. To meet this objective, the Company is focused on the following:

•
alignment of the sales and marketing organization with key customer segments that provides leadership and strategic support throughout all sales channels, particularly the strategic accounts program, allowing the Company to leverage its unique combination of products, application technology and service, as well as its unrivaled national footprint;

•
strategic products, which have strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof (e.g., bulk gases, specialty gases, medical products, carbon dioxide/dry ice and safety products);

•
leveraging the Company’s new enterprise information system (“SAP”) by capturing strategic pricing benefits, expanding the Total AccessTM telesales platform, maximizing cylinder production and utilization, developing key metrics, analytics and tools for continuous improvement, optimizing sales channels and maximizing hardgoods distribution efficiencies;

•
effective utilization of the Company’s divisional operating structure and Business Support Centers (“BSCs”) to leverage the full benefits of the SAP platform, maximize back-office efficiencies and streamline customer relationship management;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	acquisitions to complement and expand its business and to leverage its significant national platform.
ENVIRONMENTAL MATTERS
The Company is subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the design and operation of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2013 were not material.
INSURANCE
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2013, 2012 and 2011, these programs had deductible limits of $1 million per occurrence and costs related to the programs were approximately 0.6% of sales during each of these years. For fiscal year 2014, the deductible limits are expected to remain at $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
EMPLOYEES
On March 31, 2013, the Company employed more than 15,000 associates. Less than 5% of the Company's associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
The Company holds the following trademarks and service marks: “Airgas,” “National Carbonation,” “Airgas Total Access,” “Airgas Retail Solutions,” “AcuGrav,” “AIR BOSS,” “Aspen,” “Aspen Refrigerants,” “Any Refrigerant, Any Place, Any Time,” “For All Your Refrigerant Needs,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Gaspro,” “GAIN,” “MasterCut,” “Walk- O2 -Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” “FreezeRight,” “Reklaim,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You’re Ready To Weld,” “WelderHelper,” “Your Total Ammonia Solution” and “You’ll find it with us.” Additionally, the Company has registered U.S. Pat. No. 5,622,644.
The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	63	Executive Chairman of the Board
Michael L. Molinini	62	President, Chief Executive Officer and Director
Robert M. McLaughlin	56	Senior Vice President and Chief Financial Officer
Andrew R. Cichocki	50	Senior Vice President - Distribution Operations and Business Process Improvement
Robert A. Dougherty	55	Senior Vice President and Chief Information Officer
Leslie J. Graff	52	Senior Vice President - Corporate Development
Ronald J. Stark	49	Senior Vice President - Sales and Marketing
Dwight T. Wilson	57	Senior Vice President - Human Resources
Robert H. Young, Jr.	62	Senior Vice President and General Counsel
Douglas L. Jones	57	Division President - West
Terry L. Lodge	56	Division President - Central
B. Shaun Powers	61	Division President - North
Michael E. Rohde	66	Division President - South
Thomas S. Thoman	50	Division President - Gases Production
Thomas M. Smyth (1)	59	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.
Mr. McCausland has been Executive Chairman of the Board since August 2012. He previously served as Chairman of the Board from 1987 to September 2010 and from August 2011 to August 2012. Mr. McCausland has also served as the Chief Executive Officer of Airgas from May 1987 to August 2012 and President of Airgas from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999 and from January 2005 to August 2012. Mr. McCausland serves as a director of the Independence Seaport Museum. Mr. McCausland also serves on the Board of Visitors of the Boston University School of Law and the College of Arts and Sciences of the University of South Carolina.
Mr. Molinini has been President, Chief Executive Officer and Director since August 2012. Prior to that time, Mr. Molinini served as Executive Vice President and Chief Operating Officer from January 2005 to August 2012, Senior Vice President - Hardgoods Operations from August 1999 to January 2005 and as Vice President - Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. (“National Welders”) from 1991 to 1997.
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
Mr. Stark was named Senior Vice President - Sales and Marketing in July 2009 and previously served as President, Airgas North Central, since joining Airgas in 2003. Mr. Stark began his career at Union Carbide - Linde Division (now Praxair) in 1985 and advanced through a series of positions in applications engineering and key account management. In 1992, he joined MVE, a Minnesota-based supplier of cryogenic storage and distribution technology, and advanced to vice president and general manager of the industrial gases market. After Chart Industries acquired MVE in 1999, Mr. Stark became president of Chart’s Distribution and Storage Group and held that post until joining Airgas.
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
Mr. Jones has been Division President - West since April 2013. Prior to this role, Mr. Jones was President of Airgas Intermountain from 2006 to April 2013, Vice President of Sales and Marketing from 2001 to 2006 and Director of Marketing from 1998 to 2001. Mr. Jones has served the Company in various other roles since joining Airgas in 1989 through the acquisition of Utah Welders Supply.
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
Mr. Powers has been Division President - North since July 2011. Prior to that time, Mr. Powers was Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 30 years of experience in the industrial gas industry.
Mr. Rohde has been Division President - South since July 2011. Prior to that time, Mr. Rohde served as Senior Vice President - Distribution Operations and President - Airgas South since joining Airgas in 1999. Mr. Rohde was Senior Vice President with Matheson Tri-Gas from 1995 until joining Airgas. He has over 35 years experience in the industrial gas industry.
Mr. Thoman has been Division President - Gases Production since July 2011. Prior to that time, Mr. Thoman served as Senior Vice President - Tonnage and Merchant Gases and President - Airgas Merchant Gases since 2007. Leading up to that time, Mr. Thoman served in key corporate roles including Vice President - Gases, which focused on the Company’s gases supply chains, product sourcing, marketing, product management and business development. He has been with Airgas nearly 12 years and in the industrial gas industry for 24 years.
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
COMPANY INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Financial Information” link in the “Investor Information” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day that they are filed with or furnished to the SEC.
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the “Corporate Governance” link in the “Investor Information” section. Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
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
Certifications
The Company has filed certifications of its Executive Chairman of the Board, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the year ended March 31, 2013. The Company has also filed the same certifications of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer as exhibits to its Annual Report on Form 10-K for each of the years ended March 31, 2012 and 2011.

ITEM 1A.	RISK FACTORS.
In addition to risk factors discussed in MD&A under “Critical Accounting Estimates” and elsewhere in this report, we believe the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.
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
We are one of the nation’s leading suppliers of industrial, medical and specialty gases and have long-term supply contracts with the major gas producers. Additionally, we operate 16 air separation plants, 12 acetylene plants and eight liquid carbon dioxide production facilities, which provide us with substantial production capacity. Our long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut-downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of raw materials and certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. In the past, when we have experienced supply shortages, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity. The global industrial gas industry, including Airgas, continues to experience constraints in the supply of helium due to shortages of helium from global sources and disruptions in crude helium production, resulting in a decrease in allocations from our suppliers. Although we have and will continue to explore alternative sources of helium and have instituted product allocations and price increases in order to meet customer demand, we cannot assure you that we will be as successful in arranging sufficient alternative product supplies or passing the additional cost on to customers, which could have an adverse financial impact on our operations. Sales of helium represented approximately 2% of the Company’s consolidated net sales for fiscal 2013.
We may be subject to failures related to our information technology systems, including network disruptions and data security breaches.
We rely on information technology systems for business and operational activities, including the storage and processing of proprietary and sensitive information. These systems are susceptible to disruptions as a result of events such as fires, natural disasters, telecommunication breakdowns, power outages, security breaches and cyberattacks. We have well-defined processes, procedures and internal controls designed to address these risks to our information technology systems and mitigate any potential business and operational disruptions. However, failures of our information technology systems from such events and increasingly sophisticated technologies and threats to cybersecurity could expose us to operational disruptions, loss or disclosure of confidential information and regulatory actions, adversely impacting our operations, reputation and financial results.
We face risks that the full amount and/or timing of the anticipated net operating income benefits from our SAP implementation may not be realized.
Although we expect to achieve a minimum of $75 million in incremental operating income benefits on an annual run-rate basis by December 2013 related to the SAP initiative, adverse market conditions and higher than anticipated post-conversion support and training costs could adversely affect when and if these benefits may be realized.

Catastrophic events and operating failures may disrupt our business and adversely affect our operating results.
Although our operations are widely distributed across the U.S., and safety is a primary focus in all we do, we manage and distribute hazardous materials and a catastrophic event could result in significant property losses, injuries and third-party claims. Examples of such events include, but are not limited to, the following: a fire, explosion or release of hazardous materials at one of our facilities, a supplier’s facility or a customer’s facility; a natural disaster, such as a hurricane, tornado or earthquake; and an operating failure at one of our facilities or in connection with the delivery of our products. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs and increased bad debts.
Operational and execution risks may adversely impact our financial results.
Our operating results are reliant on the continued operation of our production and distribution facilities and delivery fleet, as well as our ability to meet customer requirements. Inherent in our operations are risks that require continuous oversight and control, such as risks related to mechanical failure, fire, explosion, toxic releases and vehicle accidents. We have established policies, procedures and safety protocols in place requiring continuous training, oversight and control in order to address these risks to our operations. However, significant operating failures at our production, distribution or storage facilities, or vehicle transportation accidents, could result in loss of life, loss of production or distribution capabilities, and/or damage to the environment, thereby adversely impacting our financial results. These factors could subject us to lost sales, litigation contingencies and reputational risk.
U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.
As of March 31, 2013, we had total consolidated debt of approximately $2.6 billion, which had an average length to maturity of approximately four years. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and costly. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through the use of derivative instruments and diversified debt obligations, approximately 25% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Based on our outstanding borrowings at March 31, 2013, for every 25 basis-point increase in the London Interbank Offered Rate (“LIBOR”), we estimate that our annual interest expense would increase by approximately $1.6 million.
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
The U.S. industrial gas industry operates in a highly competitive environment. Competition is generally based on price, reliable product delivery, product availability, technical support, quality and service. If we are unable to compete effectively with our competitors, we may suffer lower revenue and/or a loss of market share, which could result in lower profits and adversely affect our financial condition and cash flows.
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
We have successfully integrated over 400 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:

•	acquired companies may not have internal control structures appropriate for a larger public company resulting in a need for significant revisions;

•	acquired operations, information systems and products may be difficult to integrate;

•	acquired operations may not achieve targeted synergies;

•	we may not be able to retain key employees, customers and business relationships of acquired companies; and

•	our management team may have its attention and resources diverted from ongoing operations.
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
From time-to-time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, vehicle accidents, regulatory issues, contract disputes or employment matters. The occurrence of any of these matters could also create possible damage to our reputation. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, revenues, results of operations or financial condition.
We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
We maintain insurance coverage for workers’ compensation, business automobile and general liability claims with significant per claim deductibles. In the past, we have incurred significant workers’ compensation, business automobile and general liability losses. Such losses could impact our profitability. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.
We are subject to environmental, health and safety regulations that generate ongoing costs and could subject us to liability.
We are subject to laws and regulations relating to health, safety and the protection of the environment and natural resources. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Environmental Matters” above.
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
The Company operates in all 50 U.S. states, Canada and to a lesser extent Mexico, Russia, Dubai and several European countries. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
The Company’s Distribution business segment operates a network of multiple use facilities consisting of approximately 900 branches, approximately 300 cylinder fill plants, 66 regional specialty gas laboratories, 10 national specialty gas laboratories, one research and development center, two specialty gas equipment centers, 12 acetylene plants and 16 air separation units, as well as six national hardgoods distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in all 50 states and internationally in Canada, Mexico, Russia, Dubai and several European countries. The Company owns approximately 45% of these facilities. The remaining facilities are primarily leased from unrelated third parties. A limited number of facilities are leased from employees, generally former owners of acquired businesses, and are on terms consistent with commercial rental rates prevailing in the surrounding rental markets.
The Company’s All Other Operations business segment consists of businesses, located throughout the U.S., which operate multiple use facilities consisting of approximately 75 branch/distribution locations, eight liquid carbon dioxide and 14 dry ice production facilities, and three nitrous oxide production facilities. The Company owns approximately 27% of these facilities. The remaining facilities are leased from unrelated third parties.
During fiscal 2013, the Company’s production facilities operated at approximately 74% of capacity based on an average daily production period of 14 hours. If required, additional shifts could be run to expand production capacity.
The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well-maintained and suitable for their intended use.

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
Market Information, Dividends and Holders
The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2011 to March 31, 2013:

	High	Low	Dividends Per Share
Fiscal 2013
First Quarter	$92.49	$80.30	$0.40
Second Quarter	86.01	78.13	0.40
Third Quarter	92.39	80.11	0.40
Fourth Quarter	103.52	92.27	0.40

Fiscal 2012
First Quarter	$70.04	$65.80	$0.29
Second Quarter	70.72	58.50	0.32
Third Quarter	80.22	62.47	0.32
Fourth Quarter	89.43	77.02	0.32
The closing sale price of the Company’s common stock on May 20, 2013, as reported by the New York Stock Exchange, was $102.20 per share. As of May 20, 2013, there were 324 stockholders of record, a number that by definition does not count those who hold the Company’s stock in street name including the many employee owners under the Airgas Employee Stock Purchase Plan.
On May 2, 2013, the Company announced a regular quarterly cash dividend of $0.48 per share, which is payable on June 28, 2013 to stockholders of record as of June 14, 2013. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stockholder Return Performance Presentation
Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Chemicals Index for the five-year period that began April 1, 2008 and ended March 31, 2013.
The Company believes the use of the S&P 500 Index and the S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size to Airgas.

	March 31,	2008	2009	2010	2011	2012	2013
●	Airgas, Inc.	100.00	75.35	143.98	152.68	207.98	236.01
■	S&P 500 Index	100.00	61.91	92.72	107.23	116.39	132.64
Å	S&P 500 Chemicals	100.00	62.87	89.96	115.01	121.95	139.18
The graph above assumes that $100 was invested on April 1, 2008 in Airgas, Inc. common stock, the S&P 500 Index and the S&P 500 Chemicals Index.
Stock Repurchase Program
On October 23, 2012, the Company announced plans to purchase up to $600 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. During the quarters ended December 31, 2012 and March 31, 2013, the Company repurchased 2.47 million shares and 3.82 million shares, respectively, of its common stock and exhausted the authorization under the stock repurchase program. The table below summarizes stock repurchase activity for the fourth quarter.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
1/1/13 - 1/31/13	400,000	$94.35	400,000	340,096,711
2/1/13 - 2/28/13	1,900,000	$97.70	1,900,000	154,457,621
3/1/13 - 3/31/13	1,520,680	$101.57	1,520,680	—
Total	3,820,680	$98.89	3,820,680

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009
Operating Results:
Net sales	$4,957,497	$4,746,283	$4,251,467	$3,875,153	$4,361,479
Depreciation and amortization	$288,900	$270,285	$250,518	$234,949	$220,795
Operating income	$596,417	$556,221	$469,191	$399,544	$526,784
Interest expense, net	67,494	66,337	60,054	63,310	84,395
Discount on securitization of trade receivables	—	—	—	5,651	10,738
Losses on the extinguishment of debt	—	—	4,162	17,869	—
Other income (expense), net	14,494	2,282	1,958	1,332	(382)
Income taxes	202,543	178,792	156,669	117,780	169,016
Net earnings	$340,874	$313,374	$250,264	$196,266	$262,253
Net Earnings Per Common Share:
Basic earnings per share	$4.45	$4.09	$3.00	$2.39	$3.20
Diluted earnings per share	$4.35	$4.00	$2.94	$2.34	$3.13
Dividends per common share declared and paid (5)	$1.60	$1.25	$1.01	$0.76	$0.56
Balance Sheet and Other Data at March 31:
Working capital	$602,116	$344,157	$566,015	$244,754	$305,559
Total assets	5,618,225	5,320,585	4,945,754	4,504,994	4,435,427
Short-term debt	—	388,452	—	—	—
Current portion of long-term debt	303,573	10,385	9,868	10,255	11,058
Long-term debt, excluding current portion	2,304,245	1,761,902	1,842,994	1,499,384	1,750,308
Deferred income tax liability, net	825,612	793,957	726,797	655,920	580,266
Other non-current liabilities	89,671	84,419	70,548	72,972	79,231
Stockholders’ equity	1,536,983	1,750,258	1,740,912	1,801,076	1,577,321
Capital expenditures for years ended March 31,	325,465	356,514	256,030	252,828	351,912
____________________
(1) The results for fiscal 2013 include the following: $8.1 million ($5.1 million after tax) or $0.07 per diluted share of net restructuring and other special charges and $6.8 million ($5.5 million after tax) or a benefit of $0.07 per diluted share of a gain on the sale of five branch locations in western Canada. The $6.8 million gain on sale of businesses was recorded in the “Other income, net” line item of the Company’s Consolidated Statement of Earnings. Also during fiscal 2013, the Company’s $300 million 2.85% notes were reclassified to the “Current portion of long-term debt” line item of the

Company’s Consolidated Balance Sheet based on the maturity date. Additionally, during the three months ended March 31, 2013, proceeds from the issuance of an aggregate $600 million of senior notes in February 2013 were used to pay down the balance on the commercial paper program and as a result, nothing was outstanding under the program at March 31, 2013, resulting in a decrease to short-term debt and an increase in working capital in the table above.

(2)
The results for fiscal 2012 include the following: $24.4 million ($15.6 million after tax) or $0.19 per diluted share of net restructuring and other special charges, $7.9 million ($5.0 million after tax) or $0.06 per diluted share in benefits from lower than previously estimated net costs related to a prior year unsolicited takeover attempt, $4.3 million ($2.7 million after tax) or $0.04 per diluted share in multi-employer pension plan withdrawal charges, and $4.9 million or $0.06 per diluted share of income tax benefits related to the LLC reorganization as well as a true-up of the Company’s foreign tax liabilities. Additionally, during fiscal 2012, the Company commenced a $750 million commercial paper program supported by its revolving credit facility. The Company has used proceeds under the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. Borrowings under the commercial paper program are classified as short-term debt on the Company’s Consolidated Balance Sheet, which led to a $388 million decrease in both working capital and long-term debt in the table above.

(3)
The results for fiscal 2011 include $44.4 million ($28.0 million after tax) or $0.33 per diluted share in costs related to an unsolicited takeover attempt and $4.6 million ($2.8 million after tax) or $0.03 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2011 are a charge of $4.2 million ($2.6 million after tax) or $0.03 per diluted share for the early extinguishment of debt and a one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share related to the late removal of the restrictive legend on the Company’s 7.125% senior subordinated notes. On April 1, 2010, the Company adopted new accounting guidance for transfers of financial assets, which affected the accounting treatment of its trade receivables securitization program. The Company participates in a trade receivables securitization agreement (the “Securitization Agreement”) with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis. Under the new guidance, proceeds received under the Securitization Agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the new accounting treatment resulted in the recognition, in fiscal 2011, of both the trade receivables securitized under the program and the borrowings they collateralize, which led to a $295 million increase in working capital, total assets and long-term debt in the table above. With respect to the Company’s operating results, the amounts previously recorded within the line item “Discount on securitization of trade receivables” are now reflected within “Interest expense, net” as borrowing costs, consistent with the new accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle.

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

(5)	The Company’s quarterly cash dividends paid to stockholders for the years presented above are disclosed in the following table:

	Years Ended March 31,
	2013	2012	2011	2010	2009
First Quarter	$0.40	$0.29	$0.22	$0.18	$0.12
Second Quarter	0.40	0.32	0.25	0.18	0.12
Third Quarter	0.40	0.32	0.25	0.18	0.16
Fourth Quarter	0.40	0.32	0.29	0.22	0.16
Fiscal Year	$1.60	$1.25	$1.01	$0.76	$0.56
On May 2, 2013, the Company announced a regular quarterly cash dividend of $0.48 per share, which is payable on June 28, 2013 to stockholders of record as of June 14, 2013. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS: 2013 COMPARED TO 2012

OVERVIEW
Airgas had net sales for the year ended March 31, 2013 (“fiscal 2013” or “current year”) of $5.0 billion compared to $4.7 billion for the year ended March 31, 2012 (“fiscal 2012” or “prior year”), an increase of 4%. Total organic sales increased 3%, with hardgoods up 1% and gas and rent up 5%. Acquisitions, net of a divestiture, contributed 1% sales growth in the current year. The Company’s organic sales growth reflected the impact of continued economic uncertainty and moderation in business conditions on its diversified customer base. Higher pricing contributed 4% to total organic sales growth, more than offsetting the negative 1% impact from volume declines. The pricing actions were designed to address rising product, operating and distribution costs, as well as to support ongoing investments in production and distribution capabilities and technologies in order to more efficiently and effectively meet the growing demands of the Company’s customers while fulfilling the safety and security requirements of its industry.
The consolidated gross profit margin (excluding depreciation) in the current year was 55.2%, an increase of 100 basis points from the prior year, driven by a sales mix shift toward higher-margin gas and rent and by margin expansion on gases and hardgoods.
The Company’s operating income margin increased to 12.0%, a 30 basis-point improvement over the prior year. Additionally, the current and prior year’s operating income margins were burdened by 20 basis points and 50 basis points, respectively, of net special charges.
Net earnings per diluted share rose to $4.35 in the current year versus $4.00 in the prior year. In the current year, the impact of special charges on diluted earnings per share was offset by the impact of special gains, while the prior year's earnings per diluted share included net special charges of $0.11. Net special charges in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2013	2012
Restructuring and other related costs, net	$(0.06)	$(0.15)
Impairment charges	(0.01)	(0.04)
Gain on sale of businesses	0.07	—
(Costs) benefits related to unsolicited takeover attempt	—	0.06
Multi-employer pension plan withdrawal charges	—	(0.04)
Income tax benefits	—	0.06
Special charges, net	$—	$(0.11)
Enterprise Information System
The Company continued its phased, multi-year rollout of its highly-customized SAP enterprise information system during the current year, with over 90% of its Distribution business segment and all of its regional distribution businesses operating successfully on SAP at March 31, 2013. At this stage in the Company’s phased implementation, each of its four BSCs, into which the regional company accounting and administrative functions were consolidated upon converting to SAP, are firmly in place. Through March 2013, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes. These have not had a material impact to date on the Company’s financial results or internal controls, and the Company will continue to monitor these items carefully going forward.
During the third and fourth quarters of fiscal 2013, the Company realized meaningful economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform, each enabled by SAP. Fiscal 2013 included $0.18 per diluted share of SAP implementation costs and depreciation expense, net of benefits. Fiscal 2012 included $0.34 per diluted share of SAP implementation costs and depreciation expense.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, more effective management of pricing and discount practices, and administrative and operating efficiencies. By December 2013, the Company expects these areas alone to have yielded a minimum of $75 million in annual run-rate operating income benefits. Further economic benefits are expected to be identified.
New Divisional Alignment and LLC Formation
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs. Additionally, on January 1, 2012, the Company initiated a related change in its legal entity structure whereby each Airgas regional distribution company would merge, once converted to SAP, into a single limited liability company (“LLC”) of which the Company is the sole member. Prior to conversion to SAP, each of the Company’s twelve regional distribution companies operated its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional distribution businesses as part of the SAP implementation, the restructuring allows Airgas to more effectively utilize its resources across its regional distribution businesses and form an operating structure to leverage the full benefits of its new SAP platform.
As a result of the restructuring plan described above, the Company recorded an initial restructuring charge of $13.3 million during the three months ended June 30, 2011 for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment. During the three months ended December 31, 2012, the Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their anticipated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring and other related costs of $10.1 million for the year ended March 31, 2013, primarily related to transition staffing, legal and other costs associated with the realignment and LLC formation. In fiscal 2013, the Company recorded net total restructuring and other related costs of $6.4 million, and in fiscal 2012, the Company recorded net total restructuring and other related costs of $20.2 million.
Stock Repurchase Programs
On October 23, 2012, the Company announced a program to repurchase up to $600 million of its outstanding shares of common stock. During the third and fourth quarters of fiscal 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. During the first quarter of fiscal 2012, the Company announced and completed a $300 million share repurchase program, repurchasing 4.46 million of its shares on the open market at an average price of $67.19.
Supply Constraints and Challenges
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas has been the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under long-term supply agreements. As a result of the helium shortage, however, over the past 21 months the Company’s suppliers have instituted helium volume allocations, which have limited the Company’s ability to supply helium to its own customers. These supply constraints have also forced the Company to shed non-contract helium customers at times and to allocate its limited helium supply to contract and critical need customers. To help mitigate the financial impact to Airgas, the Company has and will continue to explore alternative sources of helium and has instituted product allocations and price increases related to its helium customers at appropriate times.
During fiscal 2013, the Company’s helium suppliers continued to fall short of their volume commitments under the long-term supply agreements. As such, the Company continues to expect some level of supply chain disruption during fiscal 2014 and anticipates that the time frame for regaining lost customers and recovering lost sales may be longer.
On March 27, 2013, the U.S. Environmental Protection Agency (“EPA”) issued a ruling allowing for an increase in the production of Refrigerant-22 (“R-22”) in calendar year 2013, rather than reaffirming the further reductions that much of the industry, including the Company, had been expecting based on a previously issued No Action Assurances letter. R-22 has historically been one of the most commonly-used refrigerant gases in air conditioning systems in the U.S. The Company expects this ruling to negatively impact its sales volumes and pricing near-term as a greater-than-expected amount of R-22 will be available on the market. However, the Company believes that compliance with the Montreal Protocol will require a significant step-down in R-22 production in calendar year 2015, reinforcing the Company’s position as an industry leader in the reclamation and distribution of recycled refrigerant products.

Fiscal 2014 Outlook
The Company expects earnings per diluted share for fiscal 2014 in the range of $5.00 to $5.35. The Company estimates its organic sales growth rate for fiscal 2014 to be in the low-to-mid single digits, assuming the continuation of recent slow business conditions for at least the first half of the year, followed by slight improvement. The Company’s fiscal 2014 guidance includes an estimated year-over-year negative impact of $0.05 to $0.10 per diluted share related to refrigerants, as both prices and sales volumes of R-22 are expected to decline following the EPA’s recent ruling. The Company’s fiscal 2014 guidance also includes an estimated year-over-year favorable impact of $0.63 related to the realization of SAP-related benefits and the reduction of SAP-related expenses.

STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2013 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2012
Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various multi-employer pension plans (“MEPPs”) under selling, distribution and administrative expenses in the “Other” line item in the tables below. Additionally, the Company’s net restructuring and other special charges and the legal, professional and other costs (benefits) incurred as a result of Air Products’ unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Other” line item in the tables below.
Net Sales
Net sales increased 4% to $5.0 billion for the current year compared to the prior year, driven by organic sales growth of 3% and incremental sales of 1% contributed by acquisitions, net of a divestiture. Gas and rent organic sales increased 5% and hardgoods increased 1%. Higher pricing contributed 4% to organic sales growth, more than offsetting the negative 1% impact from volume declines.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current year, sales of strategic products increased 4% on an organic basis as compared to the prior year.
The Company’s strategic accounts program, which now represents approximately 25% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities. Sales to strategic accounts grew 4%, driven by new business gains, particularly in metal fabrication and energy, and higher activity in the majority of the Company’s customer segments, most notably in the metal fabrication, oil and gas and chemicals segments. Strategic account sales in the Company’s retail customer segment experienced a substantial decline from the prior year due to the helium supply disruption. Excluding this impact, strategic accounts grew 5% from the prior year.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Years Ended
Net Sales	March 31,
(In thousands)	2013	2012	Increase
Distribution	$4,398,105	$4,234,869	$163,236	4%
All Other Operations	593,598	549,213	44,385	8%
Intercompany eliminations	(34,206)	(37,799)	3,593
	$4,957,497	$4,746,283	$211,214	4%

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
Distribution business segment sales increased 4% compared to the prior year with an increase in organic sales of 3% and incremental sales of 1% contributed by current and prior year acquisitions, net of a divestiture. Higher pricing contributed 4% to organic sales growth in the Distribution business segment, more than offsetting the negative 1% impact from volume declines. The Distribution business segment’s gas and rent organic sales increased 4%, with volumes down 1% and pricing up 5%. Hardgoods organic sales increased 1%, with volumes down 2% and pricing up 3%. The decline in sales volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy.
Sales of strategic gas products sold through the Distribution business segment in the current year increased 4% from the prior year. Among strategic gas products, bulk gas sales were up 5% as the impact of higher pricing and new business in the food and core industrial sectors was partially offset by broad-based industrial slowing. Sales of medical gases were up 5% as a result of higher pricing, new business signings and modestly stronger demand across most medical segments. Sales of specialty gases were up 3%, as the impact of higher pricing was partially offset by lower volumes in core specialty gases.

Contributing to the rise in the Distribution business segment’s hardgoods organic sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 4% in the current year, comparing favorably to the 1% increase in total hardgoods organic sales for the Distribution business segment and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. Sales of the Company’s Radnor® private-label line were up 3% for the current year.
Revenues from the Company’s rental welder business experienced an 18% increase in organic sales during the current year as compared to the prior year due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 8% in total and 7% on an organic basis compared to the prior year, with incremental sales of 1% contributed by current and prior year acquisitions. The organic sales increase was primarily driven by an increase in refrigerants, CO2 and ammonia sales, which increased on both a volume and price basis.
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
Consolidated gross profits (excluding depreciation) increased 6% compared to the prior year, principally due to the organic sales increase for the current year, a sales mix shift to higher margin gas and rent and margin improvements on gases and hardgoods. The current year’s consolidated gross profit margin (excluding depreciation) increased 100 basis points to 55.2% compared to 54.2% in the prior year. The increase in consolidated gross profit margin (excluding depreciation) for the current year reflects margin expansion in gases and hardgoods and a sales mix shift toward higher-margin gas and rent, partially offset by supplier price and internal production cost increases as well as sales mix shifts within both gases and hardgoods to lower margin products. Gas and rent represented 63.2% of the Company’s sales mix in the current year, up from 62.5% in the prior year.

	Years Ended
Gross Profits (ex. Depr.)	March 31,
(In thousands)	2013	2012	Increase
Distribution	$2,454,486	$2,316,761	$137,725	6%
All Other Operations	282,398	254,092	28,306	11%
	$2,736,884	$2,570,853	$166,031	6%

The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.8% versus 54.7% in the prior year, an increase of 110 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix shift toward higher margin gas and rent as well as underlying margin expansion on gases and hardgoods. The margin expansion was partially offset by supplier price and internal production cost increases as well as sales mix shifts within both gases and hardgoods to lower margin products. As a percentage of the Distribution business segment’s sales, gas and rent increased 50 basis points to 58.6% in the current year as compared to 58.1% in the prior year.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to the prior year. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 130 basis points to 47.6% in the current year from 46.3% in the prior year. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher margins in the refrigerants, CO2 and ammonia businesses.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, audit, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $116 million, or 7%, in the current year as compared to the prior year. Contributing to the increase in SD&A expenses were $94 million of normal inflationary increases plus higher variable costs associated with higher sales, such as sales commissions, salaries, production overtime and distribution costs and approximately $22 million of incremental operating costs associated with acquired businesses, net of a divestiture. Also contributing to the increase in the Distribution business segment’s SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Company’s Total Access telesales program and costs associated with the analysis and execution of the Company’s strategic pricing initiative. As a percentage of net sales, SD&A expenses increased to 37.2% in the current year from 36.4% in the prior year.

	Years Ended
SD&A Expenses (In thousands)	March 31,		Increase/(Decrease)
	2013	2012
Distribution	$1,635,605	$1,528,215	$107,390	7%
All Other Operations	174,643	162,205	12,438	8%
Other	33,230	37,349	(4,119)
	$1,843,478	$1,727,769	$115,709	7%

SD&A expenses in the Distribution and All Other Operations business segments increased 7% and 8%, respectively, in the current year. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses, net of a divestiture, of $19 million for the Distribution business segment and $3 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 110 basis points to 37.2% compared to 36.1% in the prior year. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment decreased 10 basis points to 29.4% compared to 29.5% in the prior year.
SD&A Expenses – Other
Enterprise Information System
As of March 31, 2013, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and all of its regional distribution businesses to SAP. However, the Company expects to continue to incur costs related to post-implementation monitoring, re-training and process improvements during the first half of fiscal 2014. SAP implementation costs for the current year were $33.2 million as compared to $33.0 million in the prior year. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments. SAP implementation costs were higher than originally expected in the current year. SAP-related benefits realized were within the Company’s range of expectations and were primarily reflected in the Company’s higher sales and gross margins for the current year as compared to the prior year.

Multi-employer Pension Plan Withdrawals
As collective bargaining agreements (“CBAs”) came up for renewal, the Company actively negotiated the withdrawal from multi-employer defined benefit pension plans (“MEPPs”), replacing those retirement plans for CBA employees with defined contribution plans. During the prior year, the Company incurred MEPP withdrawal charges of $4.3 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. These charges are reflected in selling, distribution and administrative expenses. As of March 31, 2013, the Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges
The following table presents the components of net restructuring and other special charges for the current year:

	Years Ended
	March 31,
(In thousands)	2013	2012
Restructuring costs (benefits), net	$(2,177)	$14,473
Other related costs	8,537	5,725
Asset impairment charges	1,729	4,250
Total restructuring and other special charges, net	$8,089	$24,448

Restructuring and Other Related Costs
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created BSCs.
During fiscal 2012, the Company recorded $14.5 million in restructuring costs, including a restructuring charge of $13.3 million for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment and an additional $1.2 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation. Also during the prior year, the Company incurred $5.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment.
During fiscal 2013, the Company recorded a net $2.2 million benefit in restructuring costs related to certain lower than previously expected restructuring charges. The Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.5 million for the year ended March 31, 2013, primarily related to relocation and other costs. Also during the current year, the Company incurred $8.5 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the year ended March 31, 2013:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	1,523	1,523
Cash payments	(4,756)	(2,199)	(6,955)
Other adjustments	(3,700)	—	(3,700)
Balance at March 31, 2013	$4,682	$314	$4,996

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the current year.
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates CO2 as a by-product that serves as the feedstock for the Company’s co-located liquid CO2 plant, will cease operations in calendar year 2013. In February 2013, the Company announced plans to build a new 450 ton-per-day liquid CO2 plant in the greater Houston area which will replace its supply of liquid CO2 currently generated by the Company's liquid CO2 plant co-located with the hydrogen plant pending closure. The Company expects the hydrogen plant to continue to supply the feedstock for its co-located liquid CO2 plant during the interim period. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during the prior year.
Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units over the long-term. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $1.8 million during the prior year, resulting in total asset impairment charges for the prior year of $4.3 million.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In responding to the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. During fiscal 2012, the Company recognized a $7.9 million benefit from lower than previously estimated net costs related to the Air Products’ unsolicited takeover attempt of Airgas. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $17 million or 7%, to $262 million in the current year as compared to $245 million in the prior year. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as rental welding equipment, cylinders and bulk tanks) and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $27 million in the current year was $2 million higher than the prior year, consistent with additional amortization expense related to intangible assets acquired during the current year.
Operating Income
Consolidated operating income of $596 million increased 7% in the current year driven by gross margin expansion and operating leverage on organic sales growth. The consolidated operating income margin increased 30 basis points to 12.0% from 11.7% in the prior year, reflecting the impact of the above items.

	Years Ended
Operating Income (In thousands)	March 31,
	2013	2012	Increase
Distribution	$556,417	$542,684	$13,733	3%
All Other Operations	81,319	67,464	13,855	21%
Other	(41,319)	(53,927)	12,608
	$596,417	$556,221	$40,196	7%

Operating income in the Distribution business segment increased 3% in the current year. The Distribution business segment’s operating income margin decreased 10 basis points to 12.7% from 12.8% in the prior year. The operating income margin decrease was driven by moderating sales growth relative to the increase in expenses and the year-over-year decline in helium sales due to supply constraints.
Operating income in the All Other Operations business segment increased 21% compared to the prior year. The All Other Operations business segment’s operating income margin of 13.7% increased by 140 basis points compared to the operating income margin of 12.3% in the prior year, primarily driven by margin improvements in the refrigerants, CO2 and ammonia businesses.
Interest Expense, Net
Interest expense, net, for the current year was relatively consistent with the prior year. Interest expense, net, was $67 million in the current year, representing an increase of $1 million, or 2%, compared to the prior year.
Income Tax Expense
The effective income tax rate was 37.3% of pre-tax earnings in the current year compared to 36.3% in the prior year. The increase in the effective income tax rates was due in part to the Company’s recognition of a $4.9 million tax benefit (which reduced the effective income tax rate by approximately 1%) related to the LLC reorganization as well as a true-up of its foreign tax liabilities in the prior year. As a result of the Company’s operating realignment into four divisions, the Company initiated a related change in its legal entity structure in fiscal 2012 in which the majority of Airgas’ distribution businesses have merged or will merge into a single LLC, leading to the realization of certain state tax benefits that previously required a valuation allowance. The Company expects the effective income tax rate for fiscal 2014 to be between 37.5% and 38.0% of pre-tax earnings.
Net Earnings
Net earnings per diluted share increased by 9% to $4.35 in the current year compared to $4.00 per diluted share in the prior year. Net earnings were $340.9 million compared to $313.4 million in the prior year. In the current year, the impact of special charges on diluted earnings per share was offset by the impact of special gains, while the prior year’s net earnings per diluted share included net special charges of $0.11.

RESULTS OF OPERATIONS: 2012 COMPARED TO 2011
OVERVIEW
Airgas had net sales for fiscal 2012 of $4.7 billion compared to $4.3 billion for the year ended March 31, 2011 (“fiscal 2011”), an increase of 12%. Total organic sales increased 10%, with hardgoods up 14% and gas and rent up 7%. Acquisitions contributed 2% sales growth in fiscal 2012. The organic sales growth for fiscal 2012 was driven by both volume and price, with sales volumes up 6% and pricing up 4%. The increase in sales volumes reflects strength in the Company’s manufacturing, petrochemical and energy customers, with relative outperformance in the hardgoods business on the strength of welding and automation equipment sales. The increase in pricing was driven by pricing actions designed to offset rising product, operating and distribution costs as well as support ongoing investments in production and distribution capabilities to support and efficiently meet the growing demands of the Company’s customers.
The consolidated gross profit margin (excluding depreciation) in fiscal 2012 was 54.2%, a decline of 80 basis points from fiscal 2011, reflecting continued outperformance of hardgoods sales, a mix shift within hardgoods to lower-margin welding and automation equipment, and an increase in sales to large customers that generally carry lower gross profit margins (excluding depreciation) and a lower net cost to serve.
The Company’s operating income margin increased to 11.7%, a 70 basis-point improvement over fiscal 2011.
Additionally, the operating income margins for both fiscal 2012 and 2011 were burdened by 50 basis points and 120 basis points, respectively, of net special charges.
Net earnings per diluted share rose to $4.00 in fiscal 2012 versus $2.94 in fiscal 2011. Net earnings per diluted share in fiscal 2012 reflect the benefit of the Company’s share repurchase programs, which offset $0.20 per diluted share of incremental SAP implementation costs and depreciation expense. Net earnings per diluted share in fiscal 2012 and 2011 included net special charges of $0.11 and $0.41 per diluted share, respectively.
Net special charges in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2012	2011
Restructuring and other related costs	$(0.15)	$—
Impairment charges	(0.04)	—
(Costs) benefits related to unsolicited takeover attempt	0.06	(0.33)
Multi-employer pension plan withdrawal charges	(0.04)	(0.03)
Losses on the extinguishment of debt	—	(0.03)
One-time interest penalty	—	(0.02)
Income tax benefits	0.06	—
Special charges, net	$(0.11)	$(0.41)

Enterprise Information System
Through March 31, 2012, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses and five regional distribution companies to the SAP platform. Total implementation costs and depreciation expense related to the SAP system were $0.34 and $0.14 per diluted share for fiscal 2012 and 2011, respectively.

New Divisional Alignment and LLC Formation
During fiscal 2012, the Company recorded restructuring and other related costs of $20.2 million associated with the Company’s organization and legal entity changes. Of this amount, total restructuring costs of $14.5 million were recorded in fiscal 2012, primarily consisting of a $13.3 million restructuring charge for severance benefits. The Company also incurred $5.7 million of other costs related to the divisional realignment and LLC formation, primarily related to transition staffing for the BSCs, legal costs and other expenses.

Stock Repurchase Programs

During the three months ended June 30, 2011, the Company completed a $300 million share repurchase program announced on May 5, 2011, repurchasing 4.46 million shares on the open market at an average price of $67.19. During the fourth quarter of fiscal 2011, the Company also completed a $300 million share repurchase program by repurchasing 4.78 million of its shares on the open market at an average price of $62.76.
STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2012 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2011
Net Sales
Net sales increased 12% to $4.7 billion for fiscal 2012 compared to fiscal 2011, driven by organic sales growth of 10% and incremental sales of 2% contributed by acquisitions. Gas and rent organic sales increased 7% and hardgoods increased 14%. Organic sales were driven by increased volumes of 6% and price of 4%.
For fiscal 2012, sales of strategic products increased 8% on an organic sales basis as compared to fiscal 2011.
Strategic accounts also contributed to the increase in net sales for fiscal 2012. Strategic accounts sales growth of 12% was primarily driven by new account signings across all customer segments and by increased activity in the Company’s existing metal fabrication, oil and gas and chemical customer bases.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

Net Sales (In thousands)	Years Ended
	March 31,
	2012	2011	Increase
Distribution	$4,234,869	$3,810,136	$424,733	11%
All Other Operations	549,213	472,054	77,159	16%
Intercompany eliminations	(37,799)	(30,723)	(7,076)
	$4,746,283	$4,251,467	$494,816	12%
Distribution business segment sales increased 11% compared to fiscal 2011 with an increase in organic sales of 10% and incremental sales of 1% contributed by fiscal 2012 and 2011 acquisitions. Organic sales growth for the
Distribution business segment was driven by increased volumes of 6% and price of 4%. The Distribution business segment’s gas and rent organic sales increased 7%, with volumes up 3% and pricing up 4%. Hardgoods organic sales increased 14%, with volumes up 10% and pricing up 4%. Both gas and rent and hardgoods volumes reflect the strength in the Company’s manufacturing, petrochemical and energy customers.
Sales of strategic gas products sold through the Distribution business segment in fiscal 2012 increased 6% from fiscal 2011. Among strategic gas products, bulk gas sales were up 7% on improvement in the industrial manufacturing customer base and new customer signings. Sales of medical gases were up 5% as a result of new business signings and stronger demand across most medical segments. Sales of specialty gases were up 5% driven primarily by higher volumes on improvement in demand for core specialty gases, including EPA protocols.
Contributing to the rise in Distribution business segment hardgoods organic sales were increases in both safety products and the Company’s Radnor® private-label brand product line, as well as strong growth in welding and automation equipment. Safety product sales increased 16% in fiscal 2012, comparing favorably to the hardgoods organic sales increase for the Distribution business segment of 14% and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. The Company’s Radnor® private-label line was up 15% for fiscal 2012, driven by the overall increase in hardgoods volumes.
Revenues from the Company’s rental welder business experienced a 20% increase in organic sales during fiscal 2012 as compared to fiscal 2011 due to increased rental demand, reflecting strength in general outage work.
The All Other Operations business segment sales increased 16% in total and 10% on an organic basis compared to fiscal 2011, with incremental sales of 6% contributed by fiscal 2012 and 2011 acquisitions. The organic sales increase was primarily driven by an increase in ammonia sales, which increased on both a volume and price basis.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 10% compared to fiscal 2011, principally due to the organic sales increase for fiscal 2012. The consolidated gross profit margin (excluding depreciation) in fiscal 2012 declined 80 basis points to 54.2% compared to 55.0% in fiscal 2011. The decline in consolidated gross profit margin (excluding depreciation)

reflects the continued shift during fiscal 2012 in sales mix towards hardgoods, which carry lower gross profit margins (excluding depreciation) than gas and rent, a mix shift within hardgoods to lower-margin welding and automation equipment, and increased sales to large customers, which generally carry lower gross profit margins (excluding depreciation) than small customers but at a lower net cost to serve.

	Years Ended
Gross Profits (ex. Depr.) (In thousands)	March 31,
	2012	2011	Increase
Distribution	$2,316,761	$2,118,080	$198,681	9%
All Other Operations	254,092	220,107	33,985	15%
	$2,570,853	$2,338,187	$232,666	10%
The Distribution business segment’s gross profits (excluding depreciation) increased 9% compared to fiscal 2011. The Distribution business segment’s gross profit margin (excluding depreciation) was 54.7% versus 55.6% in fiscal 2011, a decrease of 90 basis points. The decline in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards hardgoods and lower-margin welding and automation equipment within hardgoods, as well as increased sales to larger customers. As a percentage of the Distribution business segment’s sales, gas and rent decreased 150 basis points to 58.1% in fiscal 2012 as compared to 59.6% in fiscal 2011.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 15% compared to fiscal 2011. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 30 basis points to 46.3% in fiscal 2012 from 46.6% in fiscal 2011. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by lower margins in the ammonia business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
Consolidated SD&A expenses increased $154 million, or 10%, in fiscal 2012 as compared to fiscal 2011. Contributing to the increase in SD&A expenses were $113 million of higher variable costs associated with growing sales, such as sales commissions, salaries, production overtime and distribution costs, approximately $24 million of incremental operating costs associated with acquired businesses and $17 million of incremental costs associated with the SAP implementation. As a percentage of net sales, SD&A expenses decreased to 36.4% in fiscal 2012 from 37.0% in fiscal 2011.

	Years Ended
SD&A Expenses (In thousands)	March 31,
	2012	2011	Increase
Distribution	$1,528,215	$1,418,491	$109,724	8%
All Other Operations	162,205	134,578	27,627	21%
Other	37,349	21,003	16,346
	$1,727,769	$1,574,072	$153,697	10%
SD&A expenses in the Distribution and All Other Operations business segments increased 8% and 21%, respectively, in fiscal 2012. For both business segments, the increases in SD&A costs were driven by higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses of $14 million for the Distribution business segment and $10 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment decreased 110 basis points to 36.1% compared to 37.2% in fiscal 2011 driven by operating leverage on sales growth and by the shift in sales mix towards hardgoods. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 100 basis points to 29.5% compared to 28.5% in fiscal 2011 primarily driven by higher distribution costs, much of which are recovered through surcharge billings to customers.
SD&A Expenses - Other
Enterprise Information System
SAP implementation costs for fiscal 2012 were $33.0 million as compared to $16.4 million in fiscal 2011. SAP costs incurred by the Company included pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the business unit rollouts. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments.

Multi-employer Pension Plan Withdrawals
During fiscal 2012, the Company incurred MEPP withdrawal charges of $4.3 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. During fiscal 2011, the Company incurred MEPP withdrawal charges of $4.6 million. These charges are reflected in selling, distribution and administrative expenses.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for fiscal 2012:

Year Ended
(In thousands)	March 31, 2012
Restructuring costs	$14,473
Other related costs	5,725
Asset impairment charges	4,250
Total restructuring and other special charges	$24,448
Restructuring and Other Related Costs
During fiscal 2012, the Company recorded $14.5 million in restructuring costs, primarily related to severance benefits and facility exit costs. Also during fiscal 2012, the Company incurred $5.7 million of other costs related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. The restructuring charges and other related costs were not allocated to the Company’s business segments.
The activity in the accrued liability balances associated with the restructuring plan was as follows for fiscal 2012:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	1,143	14,473
Cash payments and other adjustments	(192)	(153)	(345)
Balance at March 31, 2012	$13,138	$990	$14,128
Asset Impairments
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generates carbon dioxide as a by-product that serves as the feedstock for the Company’s co-located liquid carbon dioxide plant, will cease operations in calendar year 2013. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during fiscal 2012.
Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units over the long-term. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $1.8 million during fiscal 2012, resulting in total asset impairment charges for fiscal 2012 of $4.3 million.
Unsolicited Takeover Attempt
During fiscal 2012, the Company recognized a $7.9 million benefit from lower than previously estimated net costs related to the Air Products’ unsolicited takeover attempt of Airgas. During fiscal 2011, the Company incurred $44.4 million of costs related to the unsolicited takeover attempt. The net costs and benefits recognized related to the unsolicited takeover attempt were reflected as a separate line item in the Company’s Consolidated Statements of Earnings, and were not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $20 million or 9%, to $245 million in fiscal 2012 as compared to $225 million in fiscal 2011. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders and bulk tanks), $8 million of incremental depreciation expense related to the SAP enterprise information system and $4 million of additional depreciation expense on capital assets included in acquisitions. Total fiscal 2012 depreciation expense related to the SAP system of $10 million represents the expected full annual depreciation run-rate without the benefits associated with full implementation of the system. Amortization expense of $25 million in fiscal 2012 was consistent with that of fiscal 2011.
Operating Income
Consolidated operating income of $556 million increased 19% in fiscal 2012 driven by operating leverage on organic sales growth and $52 million of lower costs related to the unsolicited takeover attempt, which offset $24 million of incremental SD&A and depreciation expense related to the SAP implementation and $24 million of restructuring and other special charges. The consolidated operating income margin increased 70 basis points to 11.7% from 11.0% in fiscal 2011, reflecting the impact of the above items.

	Years Ended
Operating Income (In thousands)	March 31,
	2012	2011	Increase
Distribution	$542,684	$469,105	$73,579	16%
All Other Operations	67,464	65,495	1,969	3%
Other	(53,927)	(65,409)	11,482
	$556,221	$469,191	$87,030	19%
Operating income in the Distribution business segment increased 16% in fiscal 2012. The Distribution business segment’s operating income margin increased 50 basis points to 12.8% compared to 12.3% in fiscal 2011. The operating income margin increase was driven by operating leverage on organic sales growth in fiscal 2012, which more than offset higher variable costs associated with sales growth.
Operating income in the All Other Operations business segment increased 3% compared to fiscal 2011. The All Other Operations business segment’s operating income margin of 12.3% decreased by 160 basis points compared to the operating income margin of 13.9% in fiscal 2011.
Interest Expense, Net and Losses on the Extinguishment of Debt
Interest expense, net, was $66 million in fiscal 2012, representing an increase of $6 million, or 10%, compared to fiscal 2011. The overall increase in interest expense, net, resulted primarily from higher average debt balances in fiscal 2012 as compared to fiscal 2011, primarily reflecting the impact of stock repurchases and acquisitions.
In September 2010, the Company replaced its then existing senior credit facility with a new credit facility. As a result of the early termination of the prior credit facility, the Company recognized a loss of $0.6 million associated with the write-off of unamortized debt issuance costs during fiscal 2011. Additionally, the Company repurchased $30 million of its 7.125% senior subordinated notes due October 1, 2018 (the “2018 Senior Subordinated Notes”) during fiscal 2011. In conjunction with the repurchase of the 2018 Senior Subordinated Notes, the Company recognized losses on the early extinguishment of debt of $3.6 million during fiscal 2011. The losses reflected the redemption premiums as well as the write-off of the associated unamortized debt issuance costs.
Income Tax Expense
The effective income tax rate was 36.3% of pre-tax earnings in fiscal 2012 compared to 38.5% in fiscal 2011. The decrease in the effective income tax rate was due in part to the Company’s recognition of a $4.9 million tax benefit (which reduced the effective income tax rate by approximately 1%) from the realization of certain state tax benefits that previously required a valuation allowance related to the LLC reorganization, as well as a true-up of its foreign tax liabilities.
Net Earnings
Net earnings per diluted share rose 36% to $4.00 in fiscal 2012 compared to $2.94 in fiscal 2011. Net earnings were $313.4 million compared to $250.3 million in fiscal 2011. Net earnings per diluted share in fiscal 2012 and 2011 included net special charges aggregating to $0.11 and $0.41 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $550 million in fiscal 2013 compared to $506 million in fiscal 2012 and $275 million in fiscal 2011. Net cash provided by operating activities in fiscal 2011 was negatively impacted by new accounting guidance adopted by the Company on April 1, 2010 that affected the presentation of the Securitization Agreement. As a result of implementing the new guidance, funding under the agreement of $295 million on April 1, 2010 was reflected in the Company’s Consolidated Statements of Cash Flows as a use of cash from the securitization of trade receivables in operating activities and as a source of cash in financing activities.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Years Ended March 31,
(In thousands)	2013	2012	2011
Net earnings	$340,874	$313,374	$250,264
Non-cash and non-operating activities (1)	345,618	368,942	348,965
Trade receivables securitization	—	—	(295,000)
Changes in working capital	(130,234)	(179,562)	(27,701)
Other operating activities	(5,990)	3,652	(1,227)
Net cash provided by operating activities	$550,268	$506,406	$275,301
(1) Includes depreciation, amortization, asset impairment charges, deferred income taxes, gains and losses on sales of plant and equipment and businesses, stock-based compensation expense and losses on the extinguishment of debt.
The decrease in the use of cash for working capital in the current year was primarily driven by a significant use of cash in the prior year for payments related to the unsolicited takeover attempt and the Company’s final MEPP withdrawal assessments. The increase in the use of cash for working capital in fiscal 2012 compared to fiscal 2011 was primarily driven by increases in working capital to support sales growth. Net earnings adjusted for non-cash and non-operating items provided cash of $686 million in fiscal 2013 versus $682 million in fiscal 2012 and $599 million in fiscal 2011.
As of March 31, 2013, $14 million of the Company’s $86 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Years Ended March 31,
(In thousands)	2013	2012	2011
Capital expenditures	$(325,465)	$(356,514)	$(256,030)
Proceeds from sale of plant, equipment and businesses	31,413	16,365	15,844
Business acquisitions and holdback settlements	(97,521)	(160,115)	(21,186)
Other investing activities	(1,286)	(1,830)	(395)
Net cash used in investing activities	$(392,859)	$(502,094)	$(261,767)
Capital expenditures as a percent of sales were 6.6%, 7.5% and 6.0%, respectively, for fiscal years 2013, 2012 and 2011. Capital expenditures were higher in fiscal 2013 and 2012 as compared to 2011 primarily due to investments in revenue generating assets, such as welding rental equipment, cylinders and bulk tanks to support sales growth, the construction of an air separation unit in Clarksville, Tennessee, the expansion of a hardgoods distribution center in Duluth, Georgia, the purchase of a new hardgoods distribution center in Bristol, Pennsylvania and multiple plant and branch expansions and consolidations. In fiscal 2013 the company paid $97.5 million to acquire eighteen businesses and to settle holdback liabilities. Additionally, during the current year, the Company sold five branch locations in western Canada, in addition to other plant and equipment, and received proceeds of $31.4 million related to the sale of these businesses and other plant and equipment.
Free cash flow* in fiscal 2013 was $298 million, compared to $262 million in fiscal 2012 and $387 million in fiscal 2011.

*	See non-GAAP reconciliations below and components of free cash flow.

The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Years Ended March 31,
(In thousands)	2013	2012	2011
Net cash borrowings exclusive of trade receivables securitization	$452,952	$305,788	$35,593
Proceeds from trade receivables securitization	—	—	295,000
Purchase of treasury stock	(591,873)	(300,000)	(300,000)
Dividends paid to stockholders	(122,202)	(95,323)	(83,797)
Other financing activities	145,437	72,668	49,887
Net cash used in financing activities	$(115,686)	$(16,867)	$(3,317)
In fiscal 2013, net financing activities used cash of $116 million. Net borrowings were a source of $453 million, primarily related to the issuance of $325 million of 1.65% senior notes maturing on February 15, 2018, $275 million of 2.375% senior notes maturing on February 15, 2020 and $250 million of 2.90% senior notes maturing on November 15, 2022, offset by the pay down of $388 million of commercial paper. Proceeds from the senior notes were primarily used to fund acquisitions and share repurchases and to pay down the balance on the commercial paper program. As a result, nothing was outstanding under the commercial paper program at March 31, 2013. On October 23, 2012, the Company announced a $600 million share repurchase program. By March 31, 2013, the Company had completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. Due to the settlement timing of the last repurchase, $8.1 million of these repurchases will be reflected as a cash outflow in the first quarter of fiscal 2014. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $145 million.
In fiscal 2012, net financing activities used cash of $17 million. Net borrowings were a source of $306 million, primarily related to the issuance of $250 million of 2.95% senior notes maturing on June 15, 2016. The Company authorized and completed a share repurchase program purchasing 4.46 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $73 million.
In fiscal 2011, net financing activities used cash of $3 million. Net borrowings exclusive of the trade receivables securitization were a source of $36 million. As noted above under operating activities, the change in accounting principle for the Securitization Agreement was reflected as a financing source of cash of $295 million, but had no impact on the Company's net cash position as an equal and offsetting amount was reflected as a use of cash in operating activities. The Company authorized and completed a share repurchase program purchasing 4.8 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $50 million.
Dividends
In fiscal 2013, the Company paid its stockholders $122 million or $0.40 per share in all four quarters. During fiscal 2012, the Company paid dividends of $95 million or $0.29 per share in the first quarter and $0.32 per share in the second, third and fourth quarters. During fiscal 2011, the Company paid its stockholders $84 million or $0.22 per share in the first quarter, $0.25 per share in the second and third quarters and $0.29 per share in the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to additional short-term advances not to exceed $35 million. On December 17, 2012, the agreement was extended and now expires on January 1, 2014. The agreement may be extended subject to renewal provisions contained in the agreement.The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. During the three months ended March 31, 2013, proceeds from the issuance of an aggregate $600 million of senior notes in February 2013 were used to pay down the balance on the commercial paper program and as a result, there were no borrowings outstanding under the program at March 31, 2013. At March 31, 2012, $388 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.54%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 75 basis points. On December 5, 2012, the Company entered into the Third Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 21, 2013 to December 4, 2015. At March 31, 2013, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Company’s Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
At the beginning of fiscal 2011, the Company adopted new accounting guidance that impacted the treatment of the Securitization Agreement. The impact of the guidance resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company's Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt upon adoption. Additionally, net new borrowings under the Securitization Agreement are classified as financing activities on the Company's Consolidated Statement of Cash Flows, whereas prior to the new guidance they were treated as proceeds from the sale of trade receivables and reflected net of collections as operating activities on the Company's Consolidated Statement of Cash Flows.
Senior Credit Facility
The Company participates in a $750 million Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility consists of a $650 million U.S. dollar revolving credit line, with a $65 million letter of credit sublimit and a $50 million swingline sublimit, and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of March 31, 2013, the Company had $37 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2013, the average effective interest rate on the multi-currency revolver was 1.62%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum
At March 31, 2013, approximately $662 million remained available under the Company’s Credit Facility, after giving effect to the the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver, however, the financial covenant of the Credit Facility restricted the Company’s ability to borrow on the unused portion of the Credit Facility to $590 million. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.4 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2013, the effective interest rate on the French revolving credit borrowings was 1.37%. This line of credit matures on July 19, 2016.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses and adjustments to debt for the fair value of derivative instruments. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At March 31, 2013, the Company’s leverage ratio was 2.9 and total borrowing capacity under the Credit Facility was $590 million.
The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At March 31, 2013, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
On February 14, 2013, the Company issued $325 million of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. The net proceeds from the sale of the 2018 Notes were used for general corporate purposes, including to fund acquisitions, repay indebtedness under the Company’s commercial paper program and repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
On February 14, 2013, the Company issued $275 million of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. The net proceeds from the sale of the 2020 Notes were used for general corporate purposes, including to fund acquisitions, repay indebtedness under the Company’s commercial paper program and repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
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
At March 31, 2013, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. On October 1, 2012, the 2013 Notes were reclassified to the "Current portion of long-term debt" line item of the Company's Consolidated Balance Sheet.
At March 31, 2013, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At March 31, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2013, the Company had $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At March 31, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Senior Subordinated Notes”). Interest on the 2018 Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Senior Subordinated Notes have a redemption provision which permits the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
During the year ended March 31, 2011, the Company incurred a one-time interest penalty payable to holders of the 2018 Senior Subordinated Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. The Company classified these charges as interest expense.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2013, other long-term debt totaled $2.5 million with an average interest rate of approximately 6.74% and an average maturity of approximately one year.
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
For the year ended March 31, 2011, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded an adjustment to AOCI of $4.0 million, or $2.7 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the year ended March 31, 2011.
At March 31, 2011, and during the years ended March 31, 2013 and 2012, the Company was party to no fixed interest rate swap agreements.
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2013, 2012, and 2011, $517 thousand, $517 thousand, $258 thousand, respectively, of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At March 31, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2013, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.20% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2013, the fair value of the variable interest rate swaps decreased by $4.2 million to an asset of $2.5 million and was recorded in prepaid expenses and other current assets as of March 31, 2013 and in other non-current assets as of March 31, 2012. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $4.3 million and was recorded in the current portion of long-term debt as of March 31, 2013 and in long-term debt as of March 31, 2012. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2013, 2012 and 2011.
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
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis-point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.6 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Years Ended March 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$550,268	$506,406	$275,301
Adjustments to net cash provided by operating activities:
Cash used by the securitization of trade receivables	—	—	295,000
Stock issued for the Employee Stock Purchase Plan	17,088	15,256	14,997
Excess tax benefit realized from the exercise of stock options	36,160	17,516	8,444
Net cash expenditures related to unsolicited takeover attempt	—	35,084	23,427
Cash expenditures related to MEPP withdrawals	—	18,323	—
Adjusted cash from operations	603,516	592,585	617,169
Capital expenditures	(325,465)	(356,514)	(256,030)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	15,693	16,365	15,844
Operating lease buyouts	3,946	9,218	9,893
Adjusted capital expenditures	(305,826)	(330,931)	(230,293)
Free cash flow	$297,690	$261,654	$386,876

The Company believes its adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures provide investors meaningful insight into its ability to generate cash from operations, excluding the impact of net cash expenditures related to Air Products’ unsolicited takeover attempt and MEPP withdrawals, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the repayment of debt, the payment of dividends, or to support other investing and financing activities. Non-GAAP financial measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures may be different from adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures provided by other companies.
OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, business insurance reserves and deferred income tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2013, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for strategic accounts, specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of net sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for approximately 0.5% of total net sales.
Inventories
The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on factors including the age of the products, the rate at which the product line is turning in inventory, the products’ physical condition and assumptions about future demand and market conditions. The ability of the Company to recover the cost of products in inventory can be affected by factors such as future customer demand, general market conditions and the Company’s relationships with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns four-to-five times per year on average.
Goodwill
The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year.
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, the Company is permitted to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the two-step goodwill impairment test described below to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The option to perform the qualitative assessment is not an accounting policy election and can be utilized at the Company’s discretion. Further, the qualitative assessment need not be applied to all reporting units in a given goodwill impairment test. For an individual reporting unit, if the Company elects not to perform the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the two-step goodwill impairment test for the reporting unit.
In applying the two-step process, the first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. For this purpose, the Company uses a discounted cash flow approach to develop the estimated fair value of each reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.
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
The discount rate, sales growth and profitability assumptions, and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies in the chemical manufacturing industry with an equity size premium added, as applicable, for each reporting unit. The WACC is calculated based on observable market data. Some of this data (such as the risk-free or Treasury rate and the pre-tax cost of debt) are based on market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time.
The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. The perpetual growth rate assumed in the discounted cash flow model is consistent with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth.
The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. In performing the October 31, 2012 annual goodwill impairment test, the Company elected to utilize the qualitative assessment for all of its reporting units with the exception of a reporting unit in the All Other Operations business segment, for which the Company proceeded directly to performing the first step of the two-step goodwill impairment test. The assessment for all reporting units did not indicate that any of the reporting units’ goodwill was potentially impaired. For the one reporting unit in the All Other Operations business segment evaluated using the traditional two-step goodwill impairment test, the fair value of the reporting unit was not substantially in excess of its carrying amount. The Company will continue to monitor this business and consider interim analyses of goodwill as appropriate; however, the amount of goodwill associated with this reporting unit is not material to the Company’s Consolidated Financial Statements.
Business Insurance Reserves
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2013, 2012 and 2011, these programs had deductible limits of $1 million per occurrence. For fiscal 2014, the deductible limits are expected to remain at $1 million per occurrence. The Company reserves for its deductible based on individual claim evaluations, establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations to reflect the expected ultimate loss for the known claims as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s deductible are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s deductible. Accordingly, the ultimate resolution of open claims may be for amounts that differ from the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has been approximately 0.6% of net sales.
Income Taxes
At March 31, 2013, the Company had deferred tax assets of $124.5 million (net of valuation allowances of $2.1 million), deferred tax liabilities of $896.5 million and a net $16.5 million of unrecognized tax benefits associated with uncertain tax positions (see Note 5 to the Consolidated Financial Statements).
The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2013, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.
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

Contractual Obligations
The following table presents the Company’s contractual obligations as of March 31, 2013:

(In thousands)		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year (a)	1 to 3 Years (a)	3 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$2,606,998	$301,107	$946,098	$619,347	$740,446
Estimated interest payments on long-term debt (2)	310,033	75,976	110,525	70,080	53,452
Estimated receipts on interest rate swap agreements (3)	(2,490)	(2,490)	—	—	—
Non-compete agreements (4)	21,808	6,800	13,997	938	73
Letters of credit (5)	51,052	51,052	—	—	—
Operating leases (6)	332,329	84,725	124,518	69,880	53,206
Airgas, Inc. Severance Pay Plan (7)	4,682	2,205	2,477	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	538,350	121,032	253,678	151,816	11,824
Liquid carbon dioxide supply agreements (9)	203,304	21,624	32,725	24,915	124,040
Ammonia supply agreements (10)	1,859	1,859	—	—	—
Other purchase commitments (11)	6,733	6,733	—	—	—
Total Contractual Obligations	$4,074,658	$670,623	$1,484,018	$936,976	$983,041
____________________

(a)
The “Less Than 1 Year” column relates to obligations due in fiscal 2014. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2015 and 2016. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2017 and 2018. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2019 and beyond.

(1)
Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2013. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.7 million at March 31, 2013. The 2013 Notes also include additional carrying value of $2.5 million at March 31, 2013 related to the Company’s fair value hedges. Long-term debt includes capital lease obligations, which were not material and therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2013. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)
Receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of March 31, 2013. Actual receipts may differ materially from those presented above based on actual interest rates in future periods.

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

(6)
The Company’s operating leases at March 31, 2013 include approximately $208 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $23 million related to its leased vehicles.

(7)
In May 2011, the Company announced its plan to realign its then twelve regional distribution companies’ accounting and certain administrative functions into four divisional Business Support Centers. As a result of this realignment, the Company accrued severance costs associated with benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment. The Company’s obligation at March 31, 2013 represents the balance of accrued severance that has not yet been paid out to former employees. See Note 22 to the Consolidated Financial Statements for further information.

(8)
In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements under contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gas from Air Products under the long-term supply agreement. Based on the volume of fiscal 2013 purchases, the Air Products supply agreement represents approximately $51 million annually in bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $44 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $26 million and they expire at various dates through 2024.
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

(10)	The Company purchases ammonia from several sources, with take-or-pay obligations extending through December 31, 2013. Ammonia agreements are generally renewed on an annual basis.

(11)	Other purchase commitments primarily include property, plant and equipment expenditures.

Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and
Supplementary Data,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that by December 2013, the Company will have achieved a minimum of $75 million in annual run-rate operating income benefits related to its SAP enterprise information system; the Company’s expectation of earnings of $5.00 to $5.35 per diluted share for the year ending March 31, 2014, including estimates of SAP-related benefits and the reduction of SAP-related expenses; estimates of organic sales growth in the low-to-mid single digits for fiscal 2014; the expectation of a decline in prices and sales volumes of R-22 for fiscal 2014; the expectation for a significant step-down in R-22 production in calendar year 2015; expectations of continued SAP-related post-implementation costs; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s plans to build a new CO2 plant and its expectation of the continued supply of feedstock from a supplier that intends to cease operation of its hydrogen plant in the interim period; the Company’s expectation that its overall effective income tax rate for fiscal 2014 will be between 37.5% and 38.0% of pre-tax earnings; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase by approximately $1.6 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the impact of the EPA ruling related to R-22 production and the challenging and evolving refrigerants market; the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2014 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against economic cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than those estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; costs associated with the construction of a new CO2 plant in the Houston area; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at March 31, 2013. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$1.1	$0.8	$0.4	$0.2	$—	$—	$2.5	$2.6
Interest expense	0.1	0.06	0.03	0.01	—	—	0.2
Average interest rate	6.29%	6.76%	6.77%	7.40%	—	—
Senior notes due 10/1/2013	$300.0	$—	$—	$—	$—	$—	$300.0	$303.4
Interest expense	4.3	—	—	—	—	—	4.3
Interest rate	2.85%	—	—	—	—	—
Senior notes due 9/15/2014	$—	$400.0	$—	$—	$—	$—	$400.0	$421.6
Interest expense	18.0	8.3	—	—	—	—	26.3
Interest rate	4.50%	4.50%	—	—	—	—
Senior notes due 10/1/2015	$—	$—	$250.0	$—	$—	$—	$250.0	$263.7
Interest expense	8.1	8.1	4.1	—	—	—	20.3
Interest rate	3.25%	3.25%	3.25%	—	—	—
Senior notes due 6/15/2016	$—	$—	$—	$250.0	$—	$—	$250.0	$263.0
Interest expense	7.4	7.4	7.4	1.5	—	—	23.7
Interest rate	2.95%	2.95%	2.95%	2.95%	—	—
Senior notes due 2/15/2018	$—	$—	$—	$—	$325.0	$—	$325.0	$325.4
Interest expense	5.4	5.4	5.4	5.4	4.6	—	26.2
Interest rate	1.65%	1.65%	1.65%	1.65%	1.65%	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$—	$275.0	$275.0	$274.4
Interest expense	6.5	6.5	6.5	6.5	6.5	12.4	44.9
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$248.4
Interest expense	7.3	7.3	7.3	7.3	7.3	33.3	69.8
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$229.4
Interest expense	15.4	15.4	15.4	15.4	15.4	7.5	84.5
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit borrowings - Multi-currency	$—	$—	$—	$36.7	$—	$—	$36.7	$36.7
Interest expense	0.6	0.6	0.6	0.2	—	—	2.0
Interest rate (a)	1.62%	1.62%	1.62%	1.62%	—	—
Revolving credit borrowings - France	$—	$—	$—	$7.4	$—	$—	$7.4	$7.4
Interest expense	0.1	0.1	0.1	—	—	—	0.3
Interest rate (b)	1.37%	1.37%	1.37%	—	—	—
Trade receivables securitization	$—	$—	$295.0	$—	$—	$—	$295.0	$295.0
Interest expense	2.9	2.9	1.9	—	—	—	7.7
Interest rate	0.96%	0.96%	0.96%	—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$300.0	$—	$—	$—	$—	$—	$300.0	$(2.5)
Swap (receipts)	(2.5)	—	—	—	—	—	(2.5)
Variable forward pay rate = 1.20%
Weighted average receive rate = 2.85%

(a)
The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the multi-currency revolving credit line. The variable interest rates on the multi-currency revolving credit line are based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line.

(b)	The variable interest rates on the French revolving credit borrowings are based on a spread over the Euro currency rate.
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of March 31, 2013, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-48 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31,

2013. Based on that evaluation, the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, included under Item 8, “Financial Statements and Supplementary Data.”
(c) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter ended March 31, 2013, the Company completed its multi-year implementation of the SAP system at the last of its regional distribution businesses. Management believes the necessary procedures were in place to maintain effective internal control over financial reporting during the implementation period.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information from the Company’s 2013 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.
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
Item 405 Information
Disclosure of the failure by any director, officer or beneficial owner of more than ten percent of a class of the Company’s equity securities to file Forms 3, 4 or 5 reporting their ownership and changes in ownership in the Company is included in the Proxy Statement section “Section 16(a) Reporting Compliance” and is incorporated herein by reference.
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
Items 407(d)(4) and 407(d)(5) Information
The identification of each audit committee member, their independence with regard to the Company, and the Company’s audit committee financial experts are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee” and is incorporated herein by reference.

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
Equity Compensation Plan Information
The following table sets forth information as of March 31, 2013 with respect to the shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company's equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	62,137	$68.74	1,499,174 ESPP shares (1)
	5,052,016	$60.26	4,967,638 stock option shares (2)
Equity compensation plans not approved by security holders	—	—	—
Total:	5,114,153	$60.36	6,466,812

(1)
At the Company’s July 2003 Annual Meeting of Stockholders, the stockholders approved the 2003 Employee Stock Purchase Plan. The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. At the Company’s September 2010 Annual Meeting of Stockholders, the stockholders approved an amendment to the ESPP, which included a 2.0 million increase in the number of shares available for issuance. The ESPP encourages and assists eligible employees of the Company in acquiring an equity interest in the Company through the purchase of Airgas common stock at a discount.

(2)
At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. At the Company’s August 2009 Annual Meeting of Stockholders, the stockholders approved the Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 2.6 million increase in the number of shares available for issuance under the plan. On August 14, 2012, the Company’s stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan, which included, among other things, a 4.0 million increase in the maximum number of shares available for issuance under the plan. Future grants of stock options to employees and directors will be issued from the Second Amended and Restated 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2013, stock option awards have only been granted under the Second Amended and Restated 2006 Equity Plan and predecessor stock option plans.

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
Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company’s directors, executive officers, nominees for election as directors, major stockholders and business and professional entities affiliated with them is included in the Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference. The information required by

Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in the Proxy Statement section “Governance of the Company” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
(3) The exhibits filed as part of this report are listed in the accompanying index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc., amended through May 8, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s May 29, 2012 Annual Report on Form 10-K.)

3.2	Airgas, Inc. By-Laws, amended through November 23, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s May 26, 2011 Annual Report on Form 10-K.)

4.1
Rights Agreement, dated May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s May 10, 2007 Current Report on Form 8-K.)

4.2
Indenture dated June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and U.S. Bank National Association as successor Trustee to The Bank of New York Mellon, relating to the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Company’s June 10, 2008 Current Report on Form 8-K.)

4.3
Exchange and Registration Rights Agreement, dated June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.2 to the Company’s June 10, 2008 Current Report on Form 8-K.)

4.4
Indenture dated September 11, 2009, between Airgas, Inc. and U.S. Bank National Association as successor Trustee to The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.2 to the Company’s September 11, 2009 Current Report on Form 8-K.)

4.5
First Supplemental Indenture dated September 11, 2009, between Airgas, Inc. and U.S. Bank National Association as successor Trustee to The Bank of New York Mellon, relating to the 4.5% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.3 to the Company’s September 11, 2009 Current Report on Form 8-K.)

4.6
Second Supplemental Indenture dated March 15, 2010, between Airgas, Inc. and U.S. Bank National Association as successor Trustee to The Bank of New York Mellon, related to the 2.85% Senior Notes due 2013. (Incorporated by reference to Exhibit 4.2 to the Company’s March 15, 2010 Current Report on Form 8-K.)

4.7
Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 No. 333-167140.)

4.8
First Supplemental Indenture dated September 30, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.25% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.2 to the Company’s September 30, 2010 Current Report on Form 8-K.)

4.9
Second Supplemental Indenture dated June 3, 2011, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.95% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.2 to the Company’s June 3, 2011 Current Report on Form 8-K.)

4.10
Third Supplemental Indenture dated November 26, 2012, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.90% Senior Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s November 26, 2012 Current Report on Form 8-K.)

4.11
Fourth Supplemental Indenture dated February 14, 2013, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 1.65% Senior Notes due 2018 and the 2.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s February 14, 2013 Current Report on Form 8-K.)

4.12
Amended and Restated Credit Agreement, dated as of July 19, 2011, among Airgas, Inc. and certain of its subsidiaries, and Bank of America, N.A. as Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s July 25, 2011 Current Report on Form 8-K.)

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

*10.1
1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q.)

*10.2
1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004.)

*10.3	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001.)

*10.4	Airgas, Inc. Deferred Compensation Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006.)

*10.5	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s March 31, 2009 Annual Report on Form 10-K.)

*10.6
Amended and Restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K.) Seven other executive officers and one additional officer are parties to identical agreements.

*10.7
Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K.)

*10.8
Airgas, Inc. Second Amended and Restated 2006 Equity Incentive Plan dated July 2, 2012, and approved by the Company’s stockholders on August 14, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s August 15, 2012 Current Report on Form 8-K.)

10.9
Third Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2010, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s March 22, 2011 Current Report on Form 8-K.)

*10.10
Amended and Restated 2003 Employee Stock Purchase Plan dated June 18, 2010, and approved by the Company’s stockholders on September 15, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s September 21, 2010 Current Report on Form 8-K.)

10.11
First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of March 16, 2011, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s March 22, 2011 Current Report on Form 8-K.)

10.12
Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2011, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 22, 2011 Current Report on Form 8-K.)

10.13
Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2012, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 6, 2012 Current Report on Form 8-K.)

12	Computation of the Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
____________________
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 22, 2013

Airgas, Inc.
(Registrant)

By:	/S/ PETER McCAUSLAND
Peter McCausland
Executive Chairman

By:	/S/ MICHAEL L. MOLININI
Michael L. Molinini
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER McCAUSLAND (Peter McCausland)	Executive Chairman (Co-Principal Executive Officer)	May 22, 2013

/S/ MICHAEL L. MOLININI (Michael L. Molinini)	Director, President and Chief Executive Officer (Co-Principal Executive Officer)	May 22, 2013

/S/ ROBERT M. McLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 22, 2013

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 22, 2013

/S/ JOHN P. CLANCEY (John P. Clancey)	Director	May 22, 2013

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 22, 2013

/S/ ROBERT L. LUMPKINS (Robert L. Lumpkins)	Director	May 22, 2013

/S/ TED B. MILLER, JR. (Ted B. Miller, Jr.)	Director	May 22, 2013

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 22, 2013

/S/ DAVID M. STOUT (David M. Stout)	Director	May 22, 2013

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 22, 2013

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.)	Director	May 22, 2013

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 22, 2013

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2013 and 2012, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2013.
The Audit Committee of the Board of Directors, consisting solely of independent directors, meets regularly (jointly and separately) with the independent registered public accounting firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has direct access to the Audit Committee.

Airgas, Inc.	Airgas, Inc.	Airgas, Inc.

/s/ PETER McCAUSLAND	/s/ MICHAEL L. MOLININI	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Michael L. Molinini	Robert M. McLaughlin
Executive Chairman	President and	Senior Vice President and
	Chief Executive Officer	Chief Financial Officer

May 22, 2013

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2013, the Company's internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.

Airgas, Inc.	Airgas, Inc.	Airgas, Inc.

/s/ PETER McCAUSLAND	/s/ MICHAEL L. MOLININI	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Michael L. Molinini	Robert M. McLaughlin
Executive Chairman	President and	Senior Vice President and
	Chief Executive Officer	Chief Financial Officer
May 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (Accompanying Index). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Accompanying Index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 22, 2013

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
	2013	2012	2011
(In thousands, except per share amounts)
Net Sales	$4,957,497	$4,746,283	$4,251,467
Costs and Expenses:
Cost of products sold (excluding depreciation)	2,220,613	2,175,430	1,913,280
Selling, distribution and administrative expenses	1,843,478	1,727,769	1,574,072
Restructuring and other special charges, net (Notes 22 and 23)	8,089	24,448	—
Costs (benefits) related to unsolicited takeover attempt (Note 25)	—	(7,870)	44,406
Depreciation	261,622	245,076	225,383
Amortization (Note 7)	27,278	25,209	25,135
Total costs and expenses	4,361,080	4,190,062	3,782,276
Operating Income	596,417	556,221	469,191
Interest expense, net (Note 14)	(67,494)	(66,337)	(60,054)
Losses on the extinguishment of debt (Note 9)	—	—	(4,162)
Other income, net	14,494	2,282	1,958
Earnings before income taxes	543,417	492,166	406,933
Income taxes (Note 5)	(202,543)	(178,792)	(156,669)
Net Earnings	$340,874	$313,374	$250,264
Net Earnings Per Common Share (Note 15):
Basic earnings per share	$4.45	$4.09	$3.00
Diluted earnings per share	$4.35	$4.00	$2.94
Weighted Average Shares Outstanding:
Basic	76,651	76,586	83,487
Diluted	78,307	78,324	85,252

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
(In thousands)	2013	2012	2011
Net earnings	$340,874	$313,374	$250,264
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,274)	(2,520)	2,948
Net gain on derivative instruments (Note 10)	517	517	1,633
Other comprehensive income (loss), before tax	(757)	(2,003)	4,581
Net tax expense of other comprehensive income items	(191)	(191)	(443)
Other comprehensive income (loss), net of tax	(948)	(2,194)	4,138
Comprehensive income	$339,926	$311,180	$254,402

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31, 2013	March 31, 2012
ASSETS
Current Assets
Cash	$86,386	$44,663
Trade receivables, less allowances for doubtful accounts of $28,650 and $31,845 at March 31, 2013 and 2012, respectively	710,740	652,439
Inventories, net (Note 4)	474,821	408,438
Deferred income tax asset, net (Note 5)	53,562	49,617
Prepaid expenses and other current assets	138,321	119,049
Total current assets	1,463,830	1,274,206
Plant and equipment at cost (Note 6)	4,585,933	4,306,420
Less accumulated depreciation	(1,899,628)	(1,690,361)
Plant and equipment, net	2,686,305	2,616,059
Goodwill (Note 7)	1,195,613	1,163,803
Other intangible assets, net (Note 7)	226,824	214,204
Other non-current assets	45,653	52,313
Total assets	$5,618,225	$5,320,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$183,258	$174,868
Accrued expenses and other current liabilities (Note 8)	374,883	356,344
Short-term debt (Note 9)	—	388,452
Current portion of long-term debt (Note 9)	303,573	10,385
Total current liabilities	861,714	930,049
Long-term debt, excluding current portion (Note 9)	2,304,245	1,761,902
Deferred income tax liability, net (Note 5)	825,612	793,957
Other non-current liabilities	89,671	84,419
Commitments and contingencies (Notes 16 and 17)
Stockholders’ Equity (Note 12)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at March 31, 2013 and 2012	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,135 and 86,874 shares issued at March 31, 2013 and 2012, respectively	871	869
Capital in excess of par value	729,850	649,551
Retained earnings	1,861,395	1,701,478
Accumulated other comprehensive income	4,438	5,386
Treasury stock, 14,077 and 10,207 shares at cost at March 31, 2013 and 2012, respectively	(1,059,571)	(607,026)
Total stockholders’ equity	1,536,983	1,750,258
Total liabilities and stockholders’ equity	$5,618,225	$5,320,585

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended March 31, 2013, 2012 and 2011
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Balance - April 1, 2010	86,253	$863	$568,421	$1,338,291	$3,442	(3,027)	$(109,941)	$1,801,076
Net earnings				250,264				250,264
Foreign currency translation adjustments					2,948			2,948
Net gain on derivative instruments (Note 10)					1,633			1,633
Net tax expense of other comprehensive income items					(443)			(443)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(7,964)			812	30,056	22,092
Dividends paid on common stock ($1.01 per share) (Note 12)				(83,797)				(83,797)
Excess tax benefit associated with the exercise of stock options			8,444					8,444
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	338	3	14,994					14,997
Stock-based compensation expense (Note 13)			23,698					23,698
Purchase of treasury stock (Note 12)						(4,780)	(300,000)	(300,000)
Balance - March 31, 2011	86,591	$866	$607,593	$1,504,758	$7,580	(6,995)	$(379,885)	$1,740,912
Net earnings				313,374				313,374
Foreign currency translation adjustments					(2,520)			(2,520)
Net gain on derivative instruments (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(14,909)	(21,331)		1,253	72,859	36,619
Dividends paid on common stock ($1.25 per share) (Note 12)				(95,323)				(95,323)
Excess tax benefit associated with the exercise of stock options			16,006					16,006
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	283	3	15,253					15,256
Stock-based compensation expense (Note 13)			25,608					25,608
Purchase of treasury stock (Note 12)						(4,465)	(300,000)	(300,000)
Balance - March 31, 2012	86,874	$869	$649,551	$1,701,478	$5,386	(10,207)	$(607,026)	$1,750,258

AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
Years Ended March 31, 2013, 2012 and 2011
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Net earnings				340,874				340,874
Foreign currency translation adjustments					(1,274)			(1,274)
Net gain on derivative instruments (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)				(58,755)		2,421	147,455	88,700
Dividends paid on common stock ($1.60 per share) (Note 12)				(122,202)				(122,202)
Excess tax benefit associated with the exercise of stock options			36,160					36,160
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	261	2	17,086					17,088
Stock-based compensation expense (Note 13)			27,053					27,053
Purchase of treasury stock (Note 12)						(6,291)	(600,000)	(600,000)
Balance - March 31, 2013	87,135	$871	$729,850	$1,861,395	$4,438	(14,077)	$(1,059,571)	$1,536,983

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$340,874	$313,374	$250,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	261,622	245,076	225,383
Amortization	27,278	25,209	25,135
Impairment	1,729	4,250	—
Deferred income taxes	36,309	68,552	69,640
Loss (gain) on sales of plant and equipment	(1,551)	247	976
Gain on sale of businesses	(6,822)	—	—
Stock-based compensation expense	27,053	25,608	23,669
Losses on the extinguishment of debt	—	—	4,162
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	—	—	(295,000)
Trade receivables, net	(42,485)	(89,976)	(66,216)
Inventories, net	(62,317)	(29,307)	(29,446)
Prepaid expenses and other current assets	(14,706)	(14,965)	(3,586)
Accounts payable, trade	(2,636)	9,980	6,043
Accrued expenses and other current liabilities	(8,090)	(55,294)	65,504
Other non-current assets	(5,374)	2,795	1,427
Other non-current liabilities	(616)	857	(2,654)
Net cash provided by operating activities	550,268	506,406	275,301
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(325,465)	(356,514)	(256,030)
Proceeds from sales of plant, equipment and businesses	31,413	16,365	15,844
Business acquisitions and holdback settlements	(97,521)	(160,115)	(21,186)
Other, net	(1,286)	(1,830)	(395)
Net cash used in investing activities	(392,859)	(502,094)	(261,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in short-term debt	(388,452)	388,368	—
Proceeds from borrowings of long-term debt	862,832	1,066,526	1,108,010
Proceeds from trade receivables securitization	—	—	295,000
Repayment of long-term debt	(21,428)	(1,149,106)	(1,072,417)
Financing costs	(6,697)	(4,567)	(8,598)
Premium paid on redemption of senior subordinated notes	—	—	(3,175)
Purchase of treasury stock	(591,873)	(300,000)	(300,000)
Proceeds from the exercise of stock options	88,700	36,619	22,092
Stock issued for the Employee Stock Purchase Plan	17,088	15,256	14,997
Excess tax benefit realized from the exercise of stock options	36,160	17,516	8,444
Dividends paid to stockholders	(122,202)	(95,323)	(83,797)
Change in cash overdraft and other	10,186	7,844	16,127
Net cash used in financing activities	(115,686)	(16,867)	(3,317)
Change in cash	$41,723	$(12,555)	$10,217
Cash – Beginning of period	44,663	57,218	47,001
Cash – End of period	$86,386	$44,663	$57,218

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
Airgas, Inc., together with its subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made over 400 acquisitions to become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is also a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 15,000 employees work in approximately 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities and distribution centers.
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
(c) Cash and Cash Overdraft
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
(d) Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for strategic accounts, specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(e) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) and average-cost methods.
(f) Plant and Equipment
Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the book value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be potentially impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company also leases property, plant and equipment, principally under operating leases. Rent expense for operating leases, which may have escalating rentals or rent holidays, is recorded on a straight-line basis over the respective lease terms.
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. During the years ended March 31, 2013, 2012 and 2011, the Company recorded capitalized interest for construction in progress of $0.6 million, $0.9 million and $2.3 million, respectively.
(g) Computer Software
The Company capitalizes certain costs incurred to purchase or develop computer software for internal use. These costs include purchased software packages, payments to vendors and consultants for the development, implementation or modification of purchased software packages for Company use, payroll and related costs for employees associated with internal-use software projects, interest costs incurred in developing software for internal use, and software costs that allow for access or conversion of old data by new internal-use software. Capitalized computer software costs are included within plant and equipment on the Company’s Consolidated Balance Sheets and depreciated over the estimated useful life of the computer software, which is generally three-to-ten years.
(h) Goodwill, Other Intangible Assets and Deferred Financing Costs
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year.
Other intangible assets primarily include non-competition agreements and customer relationships resulting from business acquisitions. Both non-competition agreements and customer relationships are recorded based on their acquisition date fair values. Non-competition agreements are amortized using the straight-line method over the respective terms of the agreements. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from seven to 17 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset can be recovered through projected undiscounted future cash flows of the related business unit.
Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in other non-current assets, depending upon the classification of the debt to which the costs relate. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.
(i) Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period during which the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning plant and bulk tank sites to their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations totaled $18.8 million and $16.8 million at March 31, 2013 and 2012, respectively, and are reflected within other non-current liabilities on the Company’s Consolidated Balance Sheets.
(j) Nonretirement Postemployment Benefits
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains business insurance programs with deductible limits, which cover workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
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
(m) Foreign Currency Translation
The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings as incurred.
(n) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries primarily throughout North America. Credit terms granted to customers are generally net 30 days.
(o) Financial Instruments
In managing interest rate risk exposure, the Company may enter into interest rate swap agreements and treasury rate lock agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for receiving a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. Treasury rate lock agreements are used to fix the interest rate related to forecasted debt issuances. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. Counterparties to the Company’s interest rate contracts are major financial institutions. The Company recognizes derivative instruments on the balance sheet at fair value. The interest rate contracts are designated as hedges and marked to market with changes in fair value recognized in either accumulated other comprehensive income or in the carrying value of the hedged portions of fixed-rate debt, as applicable. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings.
The carrying value of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximates fair value based on the short-term maturity of these financial instruments.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Revenue Recognition
Revenue from sales of gases and hardgoods products is recognized when the product is shipped, the sales price is fixed or determinable and collectability is reasonably assured. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For contracts that contain multiple deliverables, principally product supply agreements for gases and container rental, revenue is recognized for each deliverable as a separate unit of accounting, with selling prices derived from Company specific or third-party evidence. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the respective terms of the lease agreements. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue-producing transactions are presented on a net basis and are not recognized as revenue.
(q) Cost of Products Sold (Excluding Depreciation)
Cost of products sold (excluding depreciation) for the Distribution business segment includes the cost of direct materials, freight-in and maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks. Cost of products sold (excluding depreciation) related to gases produced by the Company’s air separation facilities includes direct manufacturing expenses, such as direct labor, power and overhead.
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
(t) Shipping and Handling Fees and Distribution Costs
The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight-in are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company and third-party vehicles, are reflected in selling, distribution and administrative expenses and were $853 million, $797 million and $727 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $30 million, $27 million and $25 million was recognized in depreciation for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.
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

(2) ACCOUNTING AND DISCLOSURE CHANGES
(a) Recently Adopted Accounting Pronouncements
For its March 31, 2013 reporting, the Company early adopted Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires companies to present information about the amounts reclassified out of each component of AOCI and their effect on the respective line items of the income statement impacted by the reclassifications. The guidance provides two disclosure alternatives: 1) as a parenthetical disclosure on the face of the income statement, or 2) in a tabular

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

format within the footnotes. The Company elected the latter option with no impact on the Company’s financial results. See Note 12 for the expanded disclosure required by this ASU.
(b) Accounting Pronouncements Not Yet Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity - a consensus of the FASB Emerging Issues Task Force (“ASU 2013-05”), which clarifies the accounting for the release of cumulative translation adjustments (“CTA”) into net income upon deconsolidation and consolidation transactions related to foreign entities. ASU 2013-05 states that for transactions within a foreign entity, CTA held in AOCI should be released into net income in its entirety when the sale or transfer of the foreign operations or assets results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets has resided. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA into net income even if complete or substantially complete liquidation of the foreign entity has not occurred. The ASU also addresses the accounting related to CTA resulting from acquisitions of foreign entities achieved in stages, or step acquisitions. For a step acquisition in which the acquirer holds an equity interest prior to obtaining control, the acquiring company is required to release the CTA related to the previously held equity investment into net income when control is obtained and consolidation occurs. The Company has reviewed the guidance and is evaluating it with respect to the Company’s foreign entities. This ASU is effective for fiscal years beginning after December 15, 2013, with early adoption permitted.

(3) ACQUISITIONS AND DIVESTITURES
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2013
During fiscal 2013, the Company purchased eighteen businesses with historical annual sales of more than $95 million. A total of $97.5 million in cash was paid for the eighteen businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred in fiscal 2013 were $1.3 million and were included in selling, distribution and administrative expenses in the Company’s Consolidated Statement of Earnings. These acquisitions contributed approximately $30 million in net sales in fiscal 2013.
Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for the businesses acquired during fiscal 2013 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values will result in further adjustments to the values presented below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2013 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$14,627	$548	$15,175
Plant and equipment	24,191	1,018	25,209
Goodwill	31,104	3,101	34,205
Other intangible assets	38,658	2,155	40,813
Current liabilities	(10,990)	(2,134)	(13,124)
Non-current liabilities	(4,035)	(722)	(4,757)
Total cash consideration	$93,555	$3,966	$97,521

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of trade receivables acquired in the fiscal 2013 acquisitions was $9.2 million, with gross contractual amounts receivable of $9.6 million. Goodwill associated with fiscal 2013 acquisitions was $35.2 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies, and the addition of businesses complementary to the Company’s portfolio of products and services. Other intangible assets related to fiscal 2013 acquisitions represent customer relationships and non-competition agreements and amounted to $30.4 million and $11.7 million, respectively. See Note 7 for further information on goodwill and other intangible assets.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for fiscal 2013 and 2012, as if fiscal 2013 acquisitions had occurred on April 1, 2011. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2011 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2013	2012
Net sales	$5,016,152	$4,816,254
Net earnings	343,191	312,730
Diluted earnings per share	$4.38	$3.99
Divestitures
On June 1, 2012, the Company divested the assets and operations of five branch locations in western Canada. The Company realized a gain on sale of $6.8 million ($5.5 million after tax) recorded in the “Other income, net” line items of the Company’s Consolidated Statement of Earnings. The operations were included in the Distribution business segment and contributed net sales that were not material to the Company's Consolidated Statement of Earnings. Proceeds from the sale were used primarily to pay down outstanding debt under the Company's multi-currency revolving credit line.
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
Purchase Price Allocation
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The following table summarizes, as of March 31, 2012, the fair values of the assets acquired and liabilities assumed related to fiscal 2012 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Subsequent adjustments to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisional amounts for fiscal 2012 are reflected in the fiscal 2013 purchase price allocation table above and were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$17,390	$5,017	$22,407
Plant and equipment	54,505	15,487	69,992
Goodwill	42,073	7,829	49,902
Other intangible assets	34,486	7,230	41,716
Current liabilities	(13,386)	(1,026)	(14,412)
Non-current liabilities	(5,937)	(3,553)	(9,490)
Total cash consideration	$129,131	$30,984	$160,115

The fair value of trade receivables acquired in the fiscal 2012 acquisitions was $12.3 million, with gross contractual amounts receivable of $12.9 million. Goodwill associated with fiscal acquisitions was $48.2 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Other intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $34.9 million and $6.6 million, respectively. See Note 7 for further information on goodwill and other intangible assets.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for fiscal 2012 and 2011, as if fiscal 2012 acquisitions had occurred on April 1, 2010. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2010 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net sales	$4,791,814	$4,344,024
Net earnings	313,714	249,331
Diluted earnings per share	$4.01	$2.92
Fiscal 2011
During fiscal 2011, the Company purchased eight businesses. The largest of these businesses was Conley Gas, Ltd. (“Conley”), a supplier of pure gases to the specialty gas industry with historical annual sales of approximately $9 million. A total of $21.2 million in cash was paid for the eight businesses and for the settlement of holdback liabilities and contingent consideration arrangements associated with acquisitions that were completed in years prior to fiscal 2010. Transaction and other integration costs incurred in fiscal 2011 and included in the Company’s fiscal 2011 results were insignificant. These businesses had aggregate historical annual sales of approximately $21 million. Net sales from fiscal 2011 acquisitions that were included in the Company’s fiscal 2011 results were $7 million. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.
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

The fair value of trade receivables acquired with fiscal 2011 acquisitions was $2.3 million, which approximated the gross contractual amounts receivable. Goodwill associated with fiscal 2011 acquisitions was $7.3 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Other intangible assets related to fiscal 2011 acquisitions represent customer relationships and non-competition agreements and amounted to $5.6 million and $1.9 million, respectively.

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	March 31, 2013	March 31, 2012
Hardgoods	$317,119	$307,242
Gases	157,702	101,196
	$474,821	$408,438

(5) INCOME TAXES
Earnings before income taxes were derived from the following sources:

	Years Ended March 31,
(In thousands)	2013	2012	2011
United States	$519,833	$482,832	$400,430
Foreign	23,584	9,334	6,503
	$543,417	$492,166	$406,933
Income tax expense consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2013	2012	2011
Current:
Federal	$145,603	$94,665	$77,466
Foreign	7,042	2,758	2,317
State	13,589	12,817	7,246
	166,234	110,240	87,029
Deferred:
Federal	26,993	65,456	56,506
Foreign	(975)	474	33
State	10,291	2,622	13,101
	36,309	68,552	69,640
	$202,543	$178,792	$156,669
Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2013	2012	2011
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2.9%	2.5%	3.4%
Stock-based compensation expense	0.2%	0.2%	0.1%
State tax effect of corporate reorganization	—%	(0.7)%	—%
Domestic production activities deduction	(0.9)%	(0.4)%	(0.7)%
Other, net	0.1%	(0.3)%	0.7%
	37.3%	36.3%	38.5%
The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
(In thousands)	2013	2012
Deferred Tax Assets:
Inventories	$24,202	$20,956
Accounts receivable	—	478
Deferred rental income	16,519	15,927
Insurance reserves	13,622	15,029
Litigation settlement and other reserves	3,856	6,229
Asset retirement obligations	6,463	4,960
Stock-based compensation	25,826	28,217
Other	19,694	11,958
Net operating loss carryforwards (a)	16,419	18,358
Valuation allowance (a)	(2,127)	(2,216)
	124,474	119,896
Deferred Tax Liabilities:
Accounts receivable	(937)	—
Plant and equipment	(713,132)	(699,487)
Intangible assets	(170,310)	(151,908)
Other	(12,145)	(12,841)
	(896,524)	(864,236)
Net deferred tax liability	$(772,050)	$(744,340)
____________________

(a)	Prior year amounts have been reclassified to conform to the current presentation.
Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s Consolidated Balance Sheets as follows:

	March 31,
(In thousands)	2013	2012
Current deferred income tax asset, net	$53,562	$49,617
Non-current deferred income tax liability, net	(825,612)	(793,957)
Net deferred tax liability	$(772,050)	$(744,340)
The Company has recorded tax benefits amounting to $36.2 million, $16.0 million and $8.4 million in the years ended March 31, 2013, 2012 and 2011, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
The Company has recorded deferred tax assets related to the expected future tax benefits of state net operating losses of $16.4 million and $18.4 million as of March 31, 2013 and 2012, respectively. State loss carryforwards expire at various times through 2033.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets reverse, at March 31, 2013, management believes it is more likely than not that the Company will realize the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits of these deductible differences, net of the existing valuation allowances. Valuation allowances relate to certain state net operating loss carryforwards.
U.S. income taxes have not been provided on approximately $97 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
As of March 31, 2013, the Company has unrecognized state tax benefits of approximately $16.5 million, which were recorded in other non-current liabilities, and a related $7.1 million of federal tax assets associated with those state tax benefits recorded in non-current deferred tax assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including penalties associated with uncertain tax positions, is as follows:

(In thousands)	(a)
Unrecognized net income tax benefits as of March 31, 2011	$11,443
Additions for current year tax positions	2,755
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions as a result of expiration of applicable statutes of limitations	(52)
Unrecognized net income tax benefits as of March 31, 2012	14,146
Additions for current year tax positions	2,419
Additions for tax positions of prior years	969
Reductions for tax positions of prior years	(1,067)
Reductions for settlements with taxing authorities	—
Reductions as a result of expiration of applicable statutes of limitations	—
Unrecognized net income tax benefits as of March 31, 2013	$16,467
____________________

(a)
The Company modified the presentation of its unrecognized net income tax benefits for fiscal 2012 and 2011 from a presentation inclusive of $4.0 million and $3.2 million of potential interest associated with uncertain tax positions and net of $6.2 million and $5.1 million of federal tax assets associated with the unrecognized state tax benefits, respectively, to conform to the current presentation of the unrecognized state tax benefits on a gross basis.

Interest and penalties recognized for the years ended March 31, 2013, 2012 and 2011 were classified as income tax expense in the Company’s Consolidated Statements of Earnings and were not material. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense. The Company had approximately $4.6 million and $4.4 million for the payment of interest and penalties accrued at March 31, 2013 and 2012, respectively.
The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state or local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2009.

(6) PLANT AND EQUIPMENT
The major classes of plant and equipment, at cost, are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		March 31,
	Depreciable Lives (Yrs)	2013	2012
(In thousands)
Land and land improvements	—	$203,362	$184,522
Buildings and improvements	25	511,818	470,561
Cylinders	30	1,360,059	1,335,113
Bulk tank stations	10 to 30 (Average 16)	663,140	613,011
Rental equipment	2 to 10	334,844	275,285
Machinery and equipment	7 to 10	897,040	826,949
Computers, furniture and fixtures	3 to 10	277,254	254,178
Transportation equipment	3 to 15	312,402	288,678
Construction in progress	—	26,014	58,123
		$4,585,933	$4,306,420

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for fiscal 2013 and 2012 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2011	$930,718	$186,618	$1,117,336
Acquisitions (a)	42,073	7,829	49,902
Other adjustments, including foreign currency translation	(3,397)	(38)	(3,435)
Balance at March 31, 2012	969,394	194,409	1,163,803
Acquisitions (a)	31,104	3,101	34,205
Other adjustments, including foreign currency translation	(2,370)	(25)	(2,395)
Balance at March 31, 2013	$998,128	$197,485	$1,195,613
____________________

(a)	Includes acquisitions completed during the respective year and adjustments made to prior year acquisitions.
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
As a result of the impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the other intangible assets associated with this business during the three months ended June 30, 2012. The charge was reflected in the “Restructuring and other special charges, net” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 21). See Note 11 for further information on the valuation methodology used in determining the impairment loss.
Subsequent to the intangible asset write-down, the Company performed an assessment of the carrying value of goodwill associated with the reporting unit. The assessment did not indicate that the reporting unit’s goodwill was potentially impaired.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, the fair value of the reporting unit was not substantially in excess of its carrying amount, consistent with the Company’s prior year annual goodwill impairment test.
Annual Test for Goodwill Impairment
The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year. As of October 31, 2012, the Company had 18 reporting units in the Distribution business segment and 6 reporting units in the All Other Operations business segment, each of which constitutes an operating segment for purposes of the Company’s segment reporting (see Note 21).
Under new accounting guidance adopted by the Company during fiscal 2012, prior to performing the two-step goodwill impairment test, the Company is permitted to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the “Step 0” assessment. The Step 0 assessment requires the evaluation of certain events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit-specific items. After performing the Step 0 assessment, should the Company determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if the Company concludes otherwise based on the Step 0 assessment, the two-step goodwill impairment test is not required. The Step 0 assessment can be applied to none, some or all of the Company’s reporting units in any period, and the Company may also bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test for the given reporting unit.
For the October 31, 2012 goodwill impairment test, the Company applied the Step 0 assessment to all of the 18 reporting units in the Distribution business segment and 5 of the 6 reporting units in the All Other Operations business segment. After performing the Step 0 assessment for these reporting units, the Company concluded that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test is not necessary for these reporting units.
However, for the same reporting unit within the All Other Operations business segment for which the interim goodwill impairment evaluation was performed in June 2012 (see “Impairment Evaluation” section above), the Company bypassed the option to perform the Step 0 assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. The Company determined the estimated fair value of this reporting unit as of October 31, 2012 using a discounted cash flow model and compared this value to the carrying value of the respective reporting unit. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on the reporting unit’s business plan, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rate used to estimate the fair value of the reporting unit exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller entity. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of the reporting unit.
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
Other Intangible Assets
Other intangible assets by major class are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2013				March 31, 2012
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$294,598	$(91,354)	$203,244	15	$270,096	$(74,253)	$195,843
Non-competition agreements	7	42,891	(19,338)	23,553	8	38,378	(20,427)	17,951
Other		1,295	(1,268)	27		1,240	(830)	410
		$338,784	$(111,960)	$226,824		$309,714	$(95,510)	$214,204

Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from seven to 17 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on appraised value or other techniques. Estimated future amortization expense by fiscal year is as follows: fiscal 2014 - $26.6 million; 2015 - $25.0 million; 2016 - $23.4 million; 2017 - $21.6 million; 2018 - $19.8 million; and $110.4 million thereafter.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	March 31, 2013	March 31, 2012
Accrued payroll and employee benefits	$89,131	$99,474
Business insurance reserves (a)	53,619	51,435
Taxes other than income taxes	23,154	20,273
Cash overdraft	83,158	72,445
Deferred rental revenue	31,909	29,720
Accrued interest	23,373	19,370
Other accrued expenses and current liabilities	70,539	63,627
	$374,883	$356,344
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $14.0 million at March 31, 2013 and $13.8 million at March 31, 2012, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(9) INDEBTEDNESS
Total debt consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	March 31, 2013	March 31, 2012
Short-term
Money-market loans	$—	$—
Commercial paper	—	388,452
Short-term debt	$—	388,452

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	36,705	43,472
Revolving credit borrowings - France	7,372	6,338
Senior notes, net	2,050,820	1,205,881
Senior subordinated notes	215,446	215,446
Other long-term debt	2,475	6,150
Total long-term debt	2,607,818	1,772,287
Less current portion of long-term debt	(303,573)	(10,385)
Long-term debt, excluding current portion	$2,304,245	$1,761,902

Total debt	$2,607,818	$2,160,739
Money Market Loans
The Company has an agreement with a financial institution to provide access to additional short-term advances not to exceed $35 million. On December 17, 2012, the agreement was extended and now expires on January 1, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At March 31, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million that expires on July 31, 2013, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. During the three months ended March 31, 2013, proceeds from the issuance of an aggregate $600 million of senior notes in February 2013 were used to pay down the balance on the commercial paper program and as a result, there were no borrowings outstanding under the program at March 31, 2013. At March 31, 2012, $388 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.54%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount of the Securitization Agreement is $295 million

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and it bears interest at approximately LIBOR plus 75 basis points. On December 5, 2012, the Company entered into the Third Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 21, 2013 to December 4, 2015. At March 31, 2013, the amount of outstanding borrowing under the Securitization Agreement was $295 million, and it was classified as long-term debt on the Company’s Consolidated Balance Sheet. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
At the beginning of fiscal 2011, the Company adopted new accounting guidance that impacted the treatment of the Securitization Agreement. The impact of the guidance resulted in the recognition of both the trade receivables securitized under the program and the borrowings they collateralize on the Company’s Consolidated Balance Sheet, which led to a $295 million increase in trade receivables and long-term debt upon adoption. Additionally, net new borrowings under the Securitization Agreement are classified as financing activities on the Company's Consolidated Statement of Cash Flows, whereas prior to the new guidance they were treated as proceeds from the sale of trade receivables and reflected net of collections as operating activities on the Company's Consolidated Statement of Cash Flows.
Senior Credit Facility
The Company participates in a $750 million Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility consists of a $650 million U.S. dollar revolving credit line, with a $65 million letter of credit sublimit and a $50 million swingline sublimit, and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of March 31, 2013, the Company had $37 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2013, the average effective interest rate on the multi-currency revolver was 1.62%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of March 31, 2013, approximately $662 million remained available under the Company’s Credit Facility, after giving effect to the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver. Based on the financial covenant of the Credit Facility, the Company’s borrowing capacity was $590 million.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.3 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.4 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2013, the effective interest rate on the French revolving credit borrowings was 1.37%. This line of credit matures on July 19, 2016.
Senior Notes
On February 14, 2013, the Company issued $325 million of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. The net proceeds from the sale of the 2018 Notes were used for general corporate purposes, including to fund acquisitions, repay indebtedness under the Company’s commercial paper program and repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
Also on February 14, 2013, the Company issued $275 million of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. The net proceeds from the sale of the 2020 Notes were used for general corporate purposes, including to fund acquisitions, repay indebtedness under the Company’s commercial paper program and repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
At March 31, 2013, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. On October 1, 2012, the 2013 Notes were reclassified to the “Current portion of long-term debt” line item of the Company’s Consolidated Balance Sheet.
At March 31, 2013, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At March 31, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2013, the Company had $250 million of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At March 31, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Senior Subordinated Notes”). Interest on the 2018 Senior Subordinated Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Senior Subordinated Notes have a redemption provision which permits the Company, at its option, to call the 2018 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
During the year ended March 31, 2011, the Company incurred a one-time interest penalty payable to holders of the 2018 Senior Subordinated Notes in the amount of $2.6 million related to the late removal of the restrictive legend on these notes. The Company classified these charges as interest expense.
Other Long-term Debt
The Company’s other long-term debt primarily consists of vendor financing of rental welders, capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2013, other long-term debt totaled $2.5 million with an average interest rate of approximately 6.74% and an average maturity of approximately one year.
Debt Extinguishment Charges
During the year ended March 31, 2011, the Company repurchased $30.0 million of its 2018 Senior Subordinated Notes at an average price of 110.6% of the principal. Losses on the early extinguishment of debt from the repurchase of the 2018 Senior Subordinated Notes were $3.6 million for the year ended March 31, 2011 and related to the redemption premiums and write-off of unamortized debt issuance costs.
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
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at March 31, 2013 are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Debt Maturities (a)
Years Ending March 31, (a)
2014	$301,107
2015	400,725
2016	545,373
2017	294,301
2018	325,046
Thereafter	740,446
$2,606,998
____________________

(a)	Outstanding borrowings under the Securitization Agreement at March 31, 2013 are reflected as maturing at the agreement’s expiration in December 2015.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.7 million at March 31, 2013. The 2013 Notes also include additional carrying value of $2.5 million at March 31, 2013 related to the Company’s fair value hedges — see Note 10 for additional disclosure.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At March 31, 2013, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
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
For the year ended March 31, 2011, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded an adjustment to AOCI of $4.0 million, or $2.7 million after tax. The amount of gain or loss recorded in current earnings as a result of hedge ineffectiveness related to the designated cash flow hedges was immaterial for the year ended March 31, 2011.
At March 31, 2011, and during the years ended March 31, 2013 and 2012, the Company was party to no fixed interest rate swap agreements.
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within AOCI and will be reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2013, 2012, and 2011, $517 thousand, $517 thousand and $258 thousand, respectively, of the loss on the treasury rate lock was reclassified to interest expense. At March 31, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
Fair Value Hedges

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At March 31, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rates swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At March 31, 2013, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.20% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the year ended March 31, 2013, the fair value of the variable interest rate swaps decreased by $4.2 million to an asset of $2.5 million and was recorded in prepaid expenses and other current assets as of March 31, 2013 and in other non-current assets as of March 31, 2012. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $4.3 million and was recorded in the current portion of long-term debt as of March 31, 2013 and in long-term debt as of March 31, 2012. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2013, 2012 and 2011.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	March 31, 2013		March 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$2,490	Other non-current assets	$6,734
Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Years Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate contracts	$517	$517	$1,633
Tax effect	(191)	(191)	(443)
Net effect	$326	$326	$1,190

	Amount of Loss Reclassified from AOCI into Pre-tax Income (a)
(In thousands)	Years Ended March 31,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest expense, net	$517	$517	$4,242

(a) The tax effects of the reclassification adjustments were $0.2 million, $0.2 million and $1.5 million for the years ended March 31, 2013, 2012 and 2011, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Years Ended March 31,
Derivatives in Fair Value Hedging Relationships		2013	2012	2011
Change in fair value of variable interest rate swaps	Interest expense, net	$(4,244)	$1,648	$5,711
Change in carrying value of 2013 Notes	Interest expense, net	4,273	(1,597)	(5,563)
Net effect	Interest expense, net	$29	$51	$148

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2013
Assets:
Deferred compensation plan assets	$13,631	$13,631	$—	$—
Derivative assets - variable interest rate swap agreements	2,490	—	2,490	—
Total assets measured at fair value on a recurring basis	$16,121	$13,631	$2,490	$—

Liabilities:
Deferred compensation plan liabilities	$13,631	$13,631	$—	$—
Contingent consideration liabilities	3,632	—	—	3,632
Total liabilities measured at fair value on a recurring basis	$17,263	$13,631	$—	$3,632

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2012
Assets:
Deferred compensation plan assets	$11,126	$11,126	$—	$—
Derivative assets - variable interest rate swap agreements	6,734	—	6,734	—
Total assets measured at fair value on a recurring basis	$17,860	$11,126	$6,734	$—

Liabilities:
Deferred compensation plan liabilities	$11,126	$11,126	$—	$—
Contingent consideration liabilities	2,512	—	—	2,512
Total liabilities measured at fair value on a recurring basis	$13,638	$11,126	$—	$2,512

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income, net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statements of Earnings.
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included in prepaid expenses and other current assets as of March 31, 2013 and in other non-current assets as of March 31, 2012 on the Consolidated Balance Sheets. See Note 10 for additional derivatives disclosures.
Contingent consideration liabilities — As part of the consideration for an acquisition, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of the total liability for the contingent consideration arrangements at March 31, 2013, $1.3 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets. The impact on the Company’s earnings as a result of the contingent consideration arrangements for the years ended March 31, 2013 and 2012 was immaterial.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the years ended March 31, 2013 and 2012 were as follows (in thousands):

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at March 31, 2011	$—
Contingent consideration liabilities recorded	2,450
Settlements made during the period	—
Adjustments to fair value measurement	62
Balance at March 31, 2012	$2,512
Contingent consideration liabilities recorded	1,750
Settlements made during the period	(669)
Adjustments to fair value measurement	39
Balance at March 31, 2013	$3,632
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the years ended March 31, 2013 and 2012 are categorized in the tables below based on the lowest level of significant input to the valuation. There were no liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2013 and 2012.

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (year ended March 31, 2013
(In thousands)
Assets:
Other intangible assets	$—	$—	$535	$1,729
Total assets measured at fair value on a non-recurring basis	$—	$—	$535	$1,729

	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total losses (year ended March 31, 2012)
(In thousands)
Assets:
Long-lived assets held and used	$—	$—	$9,165	$4,250
Total assets measured at fair value on a non-recurring basis	$—	$—	$9,165	$4,250

In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business (see Note 7). As a result of an impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the year ended March 31, 2013, which was reflected in the “Restructuring and other special charges, net” line item of the Company’s consolidated Statement of Earnings for the year ended March 31, 2013. The Company used a variation of the income approach, namely the excess earnings method, to estimate the fair value of the intangible assets associated with the business. Under this approach, an intangible asset’s fair value is estimated to be the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Key inputs in this model include the cash flow forecast, discount rate, contributory asset charges and tax amortization benefits. As of the evaluation date, the remeasured other intangible assets related to this reporting unit totaled $0.5 million.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the analyses, the Company remeasured the fixed assets of its liquid carbon dioxide plant and recognized an impairment charge of $2.5 million, and remeasured the fixed assets related to the air separation unit and recognized an impairment charge of $1.8 million, both of which were reflected in the “Restructuring and other special charges, net” line item of the Company’s Consolidated Statements of Earnings. The remeasured plant fixed assets totaled $8.8 million and the remeasured fixed assets related to the air separation unit totaled $0.4 million, at each respective date of evaluation. The Company used an income approach to estimate the fair values of the plant and air separation unit fixed assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the fixed assets at both the plant and air separation unit. The asset groups will not be remeasured at fair value on a recurring basis; however, they are still subject to fair value measurements to test for recoverability of the carrying amounts should future conditions warrant an evaluation.
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
Commercial paper	$—	$—	$388,452	$388,452
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	44,077	44,077	49,810	49,810
2013 Notes	302,466	303,413	306,677	314,881
2014 Notes	399,856	421,582	399,760	429,530
2015 Notes	249,811	263,702	249,736	260,325
2016 Notes	249,778	262,954	249,708	257,821
2018 Notes	324,471	325,401	—	—
2020 Notes	274,706	274,432	—	—
2022 Notes	249,732	248,404	—	—
2018 Senior Subordinated Notes	215,446	229,381	215,446	234,836
Other long-term debt	2,475	2,603	6,150	6,410
Total debt	$2,607,818	$2,670,949	$2,160,739	$2,237,065

(12) STOCKHOLDERS' EQUITY
(a) Common Stock
The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2013, the number of shares of common stock outstanding was 73.1 million, excluding 14.1 million shares of common stock held as treasury stock. At March 31, 2012, the number of shares of common stock outstanding was 76.7 million, excluding 10.2 million shares of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2013 and 2012, no shares of the preferred

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock were issued or outstanding. The preferred stock may be issued from time to time by the Company's Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.
Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2013 and 2012, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
During fiscal 2013, the Company paid its stockholders quarterly cash dividends of $0.40 per share at the end of each of its fiscal quarters. On May 2, 2013, the Company's Board of Directors declared a cash dividend of $0.48 per share, which is payable on June 28, 2013 to the stockholders of record as of June 14, 2013. During fiscal 2012, the Company paid its stockholders regular quarterly cash dividends of $0.29 per share at the end of the first quarter and $0.32 per share in the second, third and fourth quarters. During fiscal 2011, the Company paid its stockholders regular quarterly cash dividends of $0.22 per share at the end of the first quarter, $0.25 per share in the second and third quarters and $0.29 per share in the fourth quarter. Future dividend declarations and associated amounts paid will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.
(d) Stockholder Rights Plan
Effective May 8, 2007, the Company's Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders' interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.
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
(e) Stock Repurchase Programs
In October 2012, the Company announced a share repurchase program, with authorization to repurchase up to $600 million of its common stock. By March 31, 2013, 6.3 million shares had been repurchased for $600 million.
In May 2011, the Company announced a program to repurchase up to $300 million of its outstanding shares of common stock. A total of 4.5 million shares were repurchased under the Plan for $300 million during the first quarter of fiscal 2012.
In February 2011, the Company announced a share repurchase program, with authorization to repurchase up to $300 million of its common stock. By March 31, 2011, 4.8 million shares had been repurchased for $300 million.
(f) Comprehensive Income
The Company's comprehensive income was $340 million, $311 million and $254 million for the years ended March 31, 2013, 2012 and 2011, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company's derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. See Note 10 for further information on derivative instruments. The table below presents the gross and net changes in the balances within each component of AOCI for the three years ended March 31, 2013.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Interest Rate Swap Agreements	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2010	$6,099	$—	$(2,657)	$3,442
Foreign currency translation adjustments	2,948			2,948
Derivative instruments:
Treasury rate lock loss		(2,587)		(2,587)
Change in fair value of interest rate swap agreements			(22)	(22)
Reclassification adjustments to income		258	3,984	4,242
Net gain (loss) on derivative instruments		(2,329)	3,962	1,633
Net tax effect of other comprehensive income items		862	(1,305)	(443)
Net change after tax of other comprehensive income items	2,948	(1,467)	2,657	4,138
Balance at March 31, 2011	9,047	(1,467)	—	7,580
Foreign currency translation adjustments	(2,520)			(2,520)
Derivative instruments:
Reclassification adjustments to income		517	—	517
Net tax effect of other comprehensive income items		(191)	—	(191)
Net change after tax of other comprehensive income items	(2,520)	326	—	(2,194)
Balance at March 31, 2012	6,527	(1,141)	—	5,386
Foreign currency translation adjustments	(1,274)			(1,274)
Derivative instruments:
Reclassification adjustments to income		517	—	517
Net tax effect of other comprehensive income items		(191)	—	(191)
Net change after tax of other comprehensive income items	(1,274)	326	—	(948)
Balance at March 31, 2013	$5,253	$(815)	$—	$4,438

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below represents the reclassifications out of AOCI and their effect on the respective line items of the Consolidated Statements of Earnings impacted by the reclassifications for the three years ended March 31, 2013.

(In thousands)
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Consolidated Statements of Earnings
Year Ended March 31, 2011:
Losses on cash flow hedges:
Interest rate lock commitment	$258	Interest expense, net
Interest rate swaps	3,984	Interest expense, net
	4,242	Earnings before income taxes
	(1,490)	Income taxes
	$2,752	Net earnings

Year Ended March 31, 2012:
Losses on cash flow hedges:
Interest rate lock commitment	$517	Interest expense, net
	(191)	Income taxes
	$326	Net earnings

Year Ended March 31, 2013:
Losses on cash flow hedges:
Interest rate lock commitment	$517	Interest expense, net
	(191)	Income taxes
	$326	Net earnings

(13) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its equity incentive plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2013.

	Years Ended March 31,
(In thousands)	2013	2012	2011
Stock-based compensation expense related to:
Equity Incentive Plan	$22,969	$21,721	$19,122
Employee Stock Purchase Plan - options to purchase stock	4,084	3,887	4,547
	27,053	25,608	23,669
Tax benefit	(9,338)	(8,760)	(8,364)
Stock-based compensation expense, net of tax	$17,715	$16,848	$15,305
2006 Equity Incentive Plan
On August 14, 2012, the Company’s stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Plan”), which included, among other things, a 4.0 million increase in the maximum number of shares available for issuance under the plan. At March 31, 2013, a total of 11.6 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 5.0 million shares of common stock were available for issuance.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2013, 2012 and 2011 was $29.40, $22.78 and $22.72, respectively. The following assumptions were used by the Company in valuing the stock options grants issued in each fiscal year:
Stock Option Grant Assumptions

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected volatility	40.1%	41.1%	41.9%
Expected dividend yield	1.83%	1.73%	1.42%
Expected term	5.7 years	5.7 years	5.6 years
Risk-free interest rate	0.9%	1.9%	2.1%
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
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three years ended March 31, 2013:

	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2010	6,707,018	$36.15
Granted	1,047,300	$62.56
Exercised	(812,304)	$27.20
Forfeited	(56,428)	$50.38
Outstanding at March 31, 2011	6,885,586	$41.11	$174,350
Granted	995,038	$66.39
Exercised	(1,253,672)	$29.27
Forfeited	(42,470)	$57.35
Outstanding at March 31, 2012	6,584,482	$47.08	$275,849
Granted	966,300	$91.52
Exercised	(2,423,265)	$36.67
Forfeited	(75,501)	$67.86
Outstanding at March 31, 2013	5,052,016	$60.26	$196,527
Vested or expected to vest at March 31, 2013	5,037,557	$60.19	$196,306
Exercisable at March 31, 2013	2,706,666	$49.79	$133,633
The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2013, 2012 and 2011 was $125.1 million, $56.9 million and $31.4 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2013 was 4.7 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2013, $38.2 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of March 31, 2013, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 1.6 million shares were available for issuance at March 31, 2013, 62,137 shares of which were issued on April 1, 2013.
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
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $16.73, $13.16 and $16.05 for the years ended March 31, 2013, 2012 and 2011, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees' option to purchase shares of common stock under the ESPP:
ESPP - Purchase Option Assumptions

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected volatility	23.2%	24.7%	41.8%
Expected dividend yield	2.19%	2.38%	1.01%
Expected term	3 to 6 months	3 to 6 months	3 to 9 months
Risk-free interest rate	0.1%	0.1%	0.2%
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three years ended March 31, 2013:

	Number of Purchase Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2010	121,572	$28.53
Granted	283,293	$52.73
Exercised	(338,037)	$44.37
Outstanding at March 31, 2011	66,828	$51.03	$1,028
Granted	295,327	$53.95
Exercised	(282,947)	$53.92
Outstanding at March 31, 2012	79,208	$51.61	$2,959
Granted	244,122	$70.74
Exercised	(261,193)	$65.42
Outstanding at March 31, 2013	62,137	$68.74	$1,890

(14) INTEREST EXPENSE, NET
Interest expense, net, consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2013	2012	2011
Interest expense	$70,077	$68,846	$62,719
Interest and finance charge (income)	(2,583)	(2,509)	(2,665)
	$67,494	$66,337	$60,054

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.3 million, 1.8 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the years ended March 31, 2013, 2012 and 2011, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the years ended March 31, 2013, 2012 and 2011:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2013	2012	2011
Numerator:
Net earnings	$340,874	$313,374	$250,264
Denominator:
Basic shares outstanding	76,651	76,586	83,487
Basic net earnings per share	$4.45	$4.09	$3.00

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2013	2012	2011
Numerator:
Net earnings	$340,874	$313,374	$250,264
Denominator:
Basic shares outstanding	76,651	76,586	83,487
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,656	1,738	1,765
Diluted shares outstanding	78,307	78,324	85,252
Diluted net earnings per share	$4.35	$4.00	$2.94

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) LEASES
The Company leases certain facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2013, 2012 and 2011 totaled approximately $106 million, $102 million and $101 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the Consolidated Balance Sheets at March 31, 2013 and 2012. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $23 million, representing approximately 11% of the original cost.
At March 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
Years Ending March 31,
2014	$84,725
2015	70,148
2016	54,370
2017	41,511
2018	28,369
Thereafter	53,206
$332,329

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
(b) Insurance Coverage
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2013, 2012 and 2011, these programs had deductible limits of $1 million per occurrence. For fiscal 2014, the deductible limits are expected to remain at $1 million per occurrence. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.
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
(c) Supply Agreements
The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase approximately $51 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with The Linde Group AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $44 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and helium from other major producers. Annual purchases under these contracts are approximately $26 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2013 purchases.
The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent annual purchases of approximately $22 million. The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $1.9 million annually under these contracts. The annual purchase commitments reflect estimates based on fiscal 2013 purchases.
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
At March 31, 2013, future commitments under take-or-pay supply agreements were as follows:

(In thousands)
Years Ending March 31,
2014	$144,515
2015	154,501
2016	131,902
2017	104,040
2018	72,691
Thereafter	135,864
$743,513
(d) Letters of Credit
At March 31, 2013, the Company had outstanding letters of credit of approximately $51 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s deductible on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(18) BENEFIT PLANS
Historically, the Company participated in several multi-employer defined benefit pension plans (“MEPPs”) providing defined benefits to union employees under the terms of collective bargaining agreements (“CBAs”). Contributions were made to the plans in accordance with negotiated CBAs. The plans generally provided retirement benefits to participants based on their service to contributing employers.
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
The Company recognized charges related to the withdrawal from these plans of $4.3 million and $4.6 million for the years ended March 31, 2012 and 2011, respectively. The Company recognized no such charges for the year ended March 31, 2013. MEPP withdrawal liabilities amounted to $0.9 million at March 31, 2013 and $1.6 million at March 31, 2012. The Company has successfully negotiated its withdrawal from all MEPPs in which it previously participated and has fully accrued for the related withdrawal assessments.
The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant wages.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts expensed under the 401(k) plan for fiscal 2013, 2012 and 2011 were $11.7 million, $11.1 million and $10.1 million, respectively.
The Company has a deferred compensation plan that is a non-qualified plan. The deferred compensation plan allows eligible employees and non-employee directors, who elect to participate in the plan, to defer the receipt of taxable compensation. Participants may set aside up to a maximum of 75% of their base salary and up to a maximum of 100% of their bonus compensation or directors’ fees in tax-deferred investments. The Company’s deferred compensation plan liabilities are funded through an irrevocable rabbi trust. The assets of the trust, which consist of exchange traded open-ended mutual funds, cannot be reached by the Company or its creditors except in the event of the Company’s insolvency or bankruptcy. Assets held in the rabbi trust were $13.6 million and $11.1 million at March 31, 2013 and 2012, respectively, and are included within other non-current assets on the Consolidated Balance Sheets. The Company’s deferred compensation plan liabilities were $13.6 million and $11.1 million at March 31, 2013 and 2012, respectively, and are included within other non-current liabilities on the Consolidated Balance Sheets. Gains or losses on the deferred compensation plan assets are recognized as other income, net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statements of Earnings.

(19) RELATED PARTIES
The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2013, 2012 and 2011 were $3.9 million, $3.6 million and $4.2 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm's length transactions.

(20) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2013	2012	2011
Interest paid (a)	$66,569	$67,756	$58,131
Income taxes (net of refunds) (b)	133,951	94,976	61,160
____________________

(a)
During the year ended March 31, 2011, the Company incurred $2.6 million and paid $2.3 million of a one-time interest penalty payable to holders of the 2018 Senior Subordinated Notes related to the late removal of the restrictive legend on these notes. The remaining interest penalty of $0.3 million was paid to note holders on April 1, 2011, concurrent with the scheduled interest payment on the 2018 Senior Subordinated Notes. The Company classified these charges as interest expense.

(b)
During the year ended March 31, 2013, the Company received no federal income tax refunds. During the years ended March 31, 2012 and 2011, the company applied for and received federal income tax refunds of $10.8 million and $26.0 million, respectively.

(21) SUMMARY BY BUSINESS SEGMENT
The Company aggregates its operating segments, based on products and services, into two business segments, Distribution and All Other Operations. The Distribution business segment represents the Company’s only reportable segment under GAAP, while the All Other Operations business segment represents the aggregation of all other operating segments of the Company not considered reportable under GAAP. The Distribution business segment consists of 19 operating segments, including thirteen regional gas and hardgoods distribution businesses, three gas companies that either produce or market gas products sold primarily through the Company’s regional distribution businesses, two companies that sell or provide safety-related products and services, and the Company’s rental welder business. The aggregation of the operating segments that form the Distribution business segment is based on the segment’s foundation as a national integrated distribution business providing a broad gas product line and supporting services offering in all modes of gas distribution, from large bulk quantities to smaller quantities in cylinder or packaged form, as well as a broad complementary hardgoods product line. The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regional distribution businesses. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 59%, 58% and 60% of the Distribution business segment’s sales in fiscal years 2013, 2012 and 2011, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 41%, 42% and 40% of the Distribution business segment’s sales in fiscal years 2013, 2012 and 2011, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2013, 2012 and 2011.
The All Other Operations business segment consists of six operating segments, of which five primarily manufacture and/or distribute single gas product lines (carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases), and one of which represents a medical gas system construction and service business. The operating segments reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate reportable segments. Elimination entries represent intercompany sales from the Company’s All Other Operations business segment to its Distribution business segment.
The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and several European countries. Revenues derived from foreign countries, based on the point of sale, were $84 million, $83 million and $75 million in the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Long-lived assets attributable to the Company's foreign operations represent less than 4% of the consolidated total long-lived assets of the Company and were $157 million, $146 million and $142 million at March 31, 2013, 2012 and 2011, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets. The Company’s customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the years ended March 31, 2013, 2012 and 2011. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s net restructuring and other special charges and the legal, professional and other costs (benefits) incurred as a result of the Air Products unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Eliminations and Other” column below. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions on the operating results of each business segment. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

		Year Ended
	March 31, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,577,901	$587,322	$(34,201)	$3,131,022
Hardgoods	1,820,204	6,276	(5)	1,826,475
Total net sales (a)	4,398,105	593,598	(34,206)	4,957,497
Cost of products sold (excluding depreciation) (a)	1,943,619	311,200	(34,206)	2,220,613
Selling, distribution and administrative expenses	1,635,605	174,643	33,230	1,843,478
Restructuring and other special charges, net	—	—	8,089	8,089
Costs (benefits) related to unsolicited takeover attempt	—	—	—	—
Depreciation	240,167	21,455	—	261,622
Amortization	22,297	4,981	—	27,278
Operating income	$556,417	$81,319	$(41,319)	$596,417

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets	$5,047,042	$571,183	$—	$5,618,225
Capital expenditures	$300,431	$25,034	$—	$325,465

	Year Ended
	March 31, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,462,232	$543,111	$(37,784)	$2,967,559
Hardgoods	1,772,637	6,102	(15)	1,778,724
Total net sales (a)	4,234,869	549,213	(37,799)	4,746,283
Cost of products sold (excluding depreciation) (a)	1,918,108	295,121	(37,799)	2,175,430
Selling, distribution and administrative expenses	1,528,215	162,205	37,349	1,727,769
Restructuring and other special charges, net	—	—	24,448	24,448
Costs (benefits) related to unsolicited takeover attempt	—	—	(7,870)	(7,870)
Depreciation	225,723	19,353	—	245,076
Amortization	20,139	5,070	—	25,209
Operating income	$542,684	$67,464	$(53,927)	$556,221
Assets	$4,816,034	$504,551	$—	$5,320,585
Capital expenditures	$333,271	$23,243	$—	$356,514

	Year Ended
	March 31, 2011
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,272,215	$465,803	$(30,702)	$2,707,316
Hardgoods	1,537,921	6,251	(21)	1,544,151
Total net sales (a)	3,810,136	472,054	(30,723)	4,251,467
Cost of products sold (excluding depreciation) (a)	1,692,056	251,947	(30,723)	1,913,280
Selling, distribution and administrative expenses	1,418,491	134,578	21,003	1,574,072
Restructuring and other special charges, net	—	—	—	—
Costs (benefits) related to unsolicited takeover attempt	—	—	44,406	44,406
Depreciation	209,999	15,384	—	225,383
Amortization	20,485	4,650	—	25,135
Operating income	$469,105	$65,495	$(65,409)	$469,191
Assets	$4,461,153	$484,601	$—	$4,945,754
Capital expenditures	$235,143	$20,887	$—	$256,030
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) RESTRUCTURING AND OTHER SPECIAL CHARGES, NET
The following table presents the components of restructuring and other special charges, net:

	Years Ended March 31,
(In thousands)	2013	2012
Restructuring costs (benefits), net	$(2,177)	$14,473
Other related costs	8,537	5,725
Asset impairment charges (Note 23)	1,729	4,250
Total restructuring and other special charges, net	$8,089	$24,448
Restructuring Costs (Benefits), Net
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby each Airgas regional distribution company would merge, once converted to SAP, into a single limited liability company (“LLC”) of which the Company is the sole member. Prior to conversion to SAP, each of the Company’s twelve regional distribution companies operated its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional distribution businesses as part of the SAP implementation, the restructuring allows Airgas to more effectively utilize its resources across its regional distribution businesses and form an operating structure to leverage the full benefits of its new SAP platform. As a result of the realignment plan, the Company recorded an initial restructuring charge of $13.3 million during the three months ended June 30, 2011 for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment.
During the year ended March 31, 2013, the Company recorded $2.2 million in net restructuring benefits. In fiscal 2013, the Company re-evaluated its remaining severance liability related to the realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The reduction in the severance liability was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their anticipated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.5 million, primarily related to relocation and other costs.
During the year ended March 31, 2012, the Company recorded $14.5 million in restructuring costs. The majority of the costs for fiscal 2012 were related to the $13.3 million severance restructuring charge during the three months ended June 30, 2011.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the years ended March 31, 2013 and 2012 :

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	1,143	14,473
Cash payments and other adjustments	(192)	(153)	(345)
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	1,523	1,523
Cash payments	(4,756)	(2,199)	(6,955)
Other adjustments	(3,700)	—	(3,700)
Balance at March 31, 2013	$4,682	$314	$4,996

Of the $5.0 million in accrued restructuring costs at March 31, 2013, $2.5 million was included in accrued expenses and other current liabilities and $2.5 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheet. The restructuring costs were not allocated to the Company’s business segments (see Note 21).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Related Costs
For the year ended March 31, 2013, the Company also incurred $8.5 million of other costs related to the divisional realignment and LLC restructuring. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes. For the year ended March 31, 2012, the Company incurred $5.7 million of similar costs associated with the organizational and legal entity changes.
The divisional alignment was completed in March 2013 as the final regional distribution company implemented SAP and integrated and merged into the LLC. However, the payout of severance benefits under the plan is expected to continue through fiscal 2014 based on the payment of benefits over time (rather than in a lump sum), extended benefits earned by a number of associates through the Airgas, Inc. Severance Pay Plan and payments to associates at other distribution businesses yet to convert to SAP and/or merge into the LLC.
Asset Impairment Charges
The Company recorded special charges of $1.7 million and $4.3 million related to asset impairments during the years ended March 31, 2013 and 2012, respectively – see Note 23 for further information.

(23) ASSET IMPAIRMENT CHARGES
As a result of an impairment analysis performed on the long-lived assets associated with a reporting unit in the Company’s All Other Operations business segment, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the three months ended June 30, 2012 (see Note 7). The charge was reflected in the “Restructuring and other special charges, net” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 21). No other impairment charges were recorded for the fiscal year ended March 31, 2013.
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
In accordance with guidance for the impairment of long-lived assets, the Company separately evaluated the fixed assets at the liquid carbon dioxide plant and air separation unit for recovery. Using the undiscounted expected future cash flows for each asset group, the Company determined that the undiscounted expected future cash flows of the fixed assets at both locations were not sufficient to support the respective carrying values of the assets. In order to determine whether an impairment existed for either group of fixed assets, the fair values of the respective asset groups were estimated using internally developed discounted cash flow models. Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating terms were considered in determining the future cash flows of the fixed assets.
As a result of the impairment analysis performed on the assets at the liquid carbon dioxide production facility, Airgas recorded a charge of $2.5 million in September 2011 to adjust the carrying value of the plant assets to the Company’s estimated fair value. The Company recorded a similar charge of $1.8 million in March 2012 related to the air separation unit. The impairment charges are reflected in the “Restructuring and other special charges, net” line item of the Company’s Consolidated Statements of Earnings and were not allocated to the Company’s business segments (see Note 21).

(24) SUPPLEMENTARY INFORMATION (UNAUDITED)
The following table summarizes the unaudited results of operations for each quarter of fiscal 2013 and 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)	First	Second	Third	Fourth
2013
Net sales	$1,257,256	$1,229,610	$1,207,708	$1,262,923
Operating income (b)	151,690	145,186	147,279	152,261
Net earnings (c)	90,798	81,020	82,915	86,140
Basic earnings per share (a)	$1.18	$1.05	$1.07	$1.15
Diluted earnings per share (a)	$1.15	$1.03	$1.05	$1.13

2012
Net sales	$1,164,300	$1,187,083	$1,153,751	$1,241,149
Operating income (b)	137,269	142,175	131,019	145,758
Net earnings (c)	74,994	77,854	72,559	87,967
Basic earnings per share (a)	$0.96	$1.03	$0.96	$1.15
Diluted earnings per share (a)	$0.94	$1.01	$0.93	$1.12

(a)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statements of Earnings.

(b)	Operating income includes the following items:

(In thousands)	First	Second	Third	Fourth
2013
Restructuring and other special charges (benefits), net (Notes 22 and 23)	$5,712	$2,443	$(1,729)	$1,663

2012
Restructuring and other special charges, net (Notes 22 and 23)	$13,330	$2,500	$2,431	$6,187
Costs (benefits) related to unsolicited takeover attempt (Note 25)	(6,700)	—	(1,170)	—
Multi-employer pension plan withdrawal charges (Note 18)	900	—	3,404	—

(c)
Net earnings for the first quarter of fiscal 2013 include a $6.8 million ($5.5 million after tax) gain on the sale of businesses related to the divestiture of the assets and operations of five branch locations in western Canada. Net earnings for the fourth quarter of fiscal 2012 include a $4.9 million income tax benefit related to the LLC reorganization as well as a true-up of the Company’s foreign tax liabilities.

(25) UNSOLICITED TAKEOVER ATTEMPT
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. The Company incurred unsolicited takeover attempt costs of $44.4 million during the year ended March 31, 2011 and recognized benefits of $7.9 million from lower than previously estimated net costs related to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the unsolicited takeover attempt during the year ended March 31, 2012. The Company’s results were not impacted by the unsolicited takeover attempt during the year ended March 31, 2013.

(26) SUBSEQUENT EVENT
On May 2, 2013, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.48 per share. The dividend is payable June 28, 2013 to stockholders of record as of June 14, 2013.

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the Years Ended March 31, 2013, 2012 and 2011
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2013
Accounts receivable - allowances for doubtful accounts	$31,845	$23,427	$4,034	(a)	$(30,656)	(b)	$28,650

2012
Accounts receivable - allowances for doubtful accounts	$23,655	$18,829	$2,967	(a)	$(13,606)	(b)	$31,845

2011
Accounts receivable - allowances for doubtful accounts	$25,359	$12,280	$2,623	(a)	$(16,607)	(b)	$23,655

(a)	Principally reflects subsequent collections of accounts previously written-off.

(b)	Write-off of uncollectible accounts.