Form 10-Q
period 2013-06-30
AIRGAS INC
filed 2013-08-07
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of August 6, 2013 was 73,503,453.

AIRGAS, INC.

FORM 10-Q
June 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
(In thousands, except per share amounts)
Net Sales	$1,279,891	$1,257,256
Costs and Expenses:
Cost of products sold (excluding depreciation)	575,543	573,361
Selling, distribution and administrative expenses	473,475	455,508
Restructuring and other special charges (Note 16)	—	5,712
Depreciation	67,030	64,367
Amortization	7,229	6,618
Total costs and expenses	1,123,277	1,105,566
Operating Income	156,614	151,690
Interest expense, net	(20,794)	(15,750)
Other income, net	113	8,363
Earnings before income taxes	135,933	144,303
Income taxes	(51,247)	(53,505)
Net Earnings	$84,686	$90,798
Net Earnings Per Common Share:
Basic earnings per share	$1.16	$1.18
Diluted earnings per share	$1.14	$1.15
Weighted Average Shares Outstanding:
Basic	73,231	76,833
Diluted	74,536	78,799

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Net earnings	$84,686	$90,798
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,565)	(2,165)
Reclassification of hedging loss included in net earnings	129	129
Other comprehensive income (loss), before tax	(2,436)	(2,036)
Net tax expense of other comprehensive income items	(48)	(48)
Other comprehensive income (loss), net of tax	(2,484)	(2,084)
Comprehensive income	$82,202	$88,714

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	June 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash	$70,976	$86,386
Trade receivables, less allowances for doubtful accounts of $32,136 and $28,650 at June 30, 2013 and March 31, 2013, respectively	720,494	710,740
Inventories, net	485,874	474,821
Deferred income tax asset, net	53,298	53,562
Prepaid expenses and other current assets	99,985	138,321
Total current assets	1,430,627	1,463,830
Plant and equipment at cost	4,652,455	4,585,933
Less accumulated depreciation	(1,958,050)	(1,899,628)
Plant and equipment, net	2,694,405	2,686,305
Goodwill	1,196,945	1,195,613
Other intangible assets, net	219,916	226,824
Other non-current assets	45,995	45,653
Total assets	$5,587,888	$5,618,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$168,288	$183,258
Accrued expenses and other current liabilities	347,224	374,883
Short-term debt	49,000	—
Current portion of long-term debt	301,759	303,573
Total current liabilities	866,271	861,714
Long-term debt, excluding current portion	2,188,572	2,304,245
Deferred income tax liability, net	828,714	825,612
Other non-current liabilities	88,497	89,671
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2013 and March 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,197 and 87,135 shares issued at June 30, 2013 and March 31, 2013, respectively	872	871
Capital in excess of par value	750,647	729,850
Retained earnings	1,904,015	1,861,395
Accumulated other comprehensive income	1,954	4,438
Treasury stock, 13,839 and 14,077 shares at cost at June 30, 2013 and March 31, 2013, respectively	(1,041,654)	(1,059,571)
Total stockholders’ equity	1,615,834	1,536,983
Total liabilities and stockholders’ equity	$5,587,888	$5,618,225

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$84,686	$90,798
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67,030	64,367
Amortization	7,229	6,618
Impairment	—	1,729
Deferred income taxes	3,995	6,464
Gain on sales of plant and equipment	(334)	(398)
Gain on sale of businesses	—	(6,822)
Stock-based compensation expense	13,728	12,749
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	(10,032)	(27,250)
Inventories, net	(11,006)	(24,123)
Prepaid expenses and other current assets	15,745	7,251
Accounts payable, trade	(14,048)	2,673
Accrued expenses and other current liabilities	16,925	14,082
Other, net	(3,219)	(515)
Net cash provided by operating activities	170,699	147,623
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81,998)	(82,143)
Proceeds from sales of plant, equipment and businesses	3,998	17,721
Business acquisitions and holdback settlements	(5,143)	(2,817)
Other, net	(1,007)	(774)
Net cash used in investing activities	(84,150)	(68,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	49,000	(42,219)
Proceeds from borrowings of long-term debt	3,522	6,500
Repayment of long-term debt	(119,561)	(16,360)
Purchase of treasury stock	(8,127)	—
Proceeds from the exercise of stock options	11,053	7,857
Stock issued for the Employee Stock Purchase Plan	4,398	4,211
Excess tax benefit realized from the exercise of stock options	2,672	3,060
Dividends paid to stockholders	(35,202)	(30,779)
Change in cash overdraft	(9,714)	(1,648)
Net cash used in financing activities	(101,959)	(69,378)
Change in cash	$(15,410)	$10,232
Cash – Beginning of period	86,386	44,663
Cash – End of period	$70,976	$54,895

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2013.
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
The Company reclassified $4.6 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the three months ended June 30, 2012 to correct an error in the prior year classification. Consolidated operating income and net earnings for the three months ended June 30, 2012 were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the three months ended June 30, 2012.

(2) ACCOUNTING AND DISCLOSURE CHANGES
Accounting Pronouncements Not Yet Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which clarifies the accounting for the release of cumulative translation adjustments (“CTA”) into net income upon deconsolidation and consolidation transactions related to foreign entities. ASU 2013-05 states that for transactions within a foreign entity (such as a sale of assets), CTA should be released into net income in its entirety when the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, transactions impacting investments in a foreign entity (such as a sale of ownership interests) may result in a full or partial release of CTA into net income even if complete or substantially complete liquidation of the foreign entity has not occurred. Step acquisitions, in which the acquirer holds an equity interest prior to obtaining control, are also impacted such that the acquiring company is required to release CTA into net income when control is obtained and consolidation occurs. The new guidance is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company has reviewed the guidance and is evaluating it with respect to the Company’s foreign entities.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company has unrecognized state tax benefits of approximately $21 million recorded on a gross basis in other non-current liabilities at June 30, 2013. However, the Company does not believe the new guidance will have a material impact on the balance sheet presentation of its unrecognized tax benefits based on the nature of these items.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3) DIVESTITURES
On June 1, 2012, the Company divested the assets and operations of five branch locations in western Canada. The Company realized a gain on the sale of $6.8 million ($5.5 million after tax) recorded in “Other income, net” in its Consolidated Statement of Earnings. The operations were included in the Distribution business segment and contributed net sales that were not material to the Company’s Consolidated Statement of Earnings.

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	June 30, 2013	March 31, 2013
Hardgoods	$318,763	$317,119
Gases	167,111	157,702
	$485,874	$474,821

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the three months ended June 30, 2013 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2013	$998,128	$197,485	$1,195,613
Acquisitions (a)	2,065	(229)	1,836
Other adjustments, including foreign currency translation	(458)	(46)	(504)
Balance at June 30, 2013	$999,735	$197,210	$1,196,945
____________________

(a)	Primarily reflects adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	June 30, 2013				March 31, 2013
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$290,700	$(92,408)	$198,292	15	$294,598	$(91,354)	$203,244
Non-competition agreements	7	41,408	(19,807)	21,601	7	42,891	(19,338)	23,553
Other		192	(169)	23		1,295	(1,268)	27
		$332,300	$(112,384)	$219,916		$338,784	$(111,960)	$226,824
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods ranging from seven to 17 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on appraised value or other techniques. Estimated future amortization expense by fiscal year is as follows: remainder of fiscal 2014 - $20.4 million; 2015 - $25.9 million; 2016 - $24.3 million; 2017 - $22.4 million; 2018 - $20.7 million; and $106.2 million thereafter.
Prior Year Impairment Evaluation
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
Subsequent to the intangible asset write-down, the Company performed an assessment of the carrying value of goodwill associated with the reporting unit. The assessment did not indicate that the reporting unit’s goodwill was potentially impaired. Although the fair value of the reporting unit was not substantially in excess of its carrying amount, the amount of goodwill associated with this reporting unit is not material to the Company’s consolidated financial statements.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	June 30, 2013	March 31, 2013
Accrued payroll and employee benefits	$71,572	$89,131
Business insurance reserves (a)	53,696	53,619
Income taxes (b)	19,444	—
Taxes other than income taxes	23,091	23,154
Cash overdraft	73,444	83,158
Deferred rental revenue	32,928	31,909
Accrued interest	19,405	23,373
Other accrued expenses and current liabilities	53,644	70,539
	$347,224	$374,883
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $14.0 million at both June 30, 2013 and March 31, 2013, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(b)	At March 31, 2013, the Company was in a net U.S. federal income tax refund position which was reflected as a current asset.

(7) INDEBTEDNESS
Total debt consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	June 30, 2013	March 31, 2013
Short-term
Money market loans	$—	$—
Commercial paper	49,000	—
Short-term debt	$49,000	$—

Long-term
Trade receivables securitization	$177,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	38,976	36,705
Revolving credit borrowings - France	7,481	7,372
Senior notes, net	2,049,700	2,050,820
Senior subordinated notes	215,446	215,446
Other long-term debt	1,728	2,475
Total long-term debt	2,490,331	2,607,818
Less current portion of long-term debt	(301,759)	(303,573)
Long-term debt, excluding current portion	$2,188,572	$2,304,245

Total debt	$2,539,331	$2,607,818
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on January 1, 2014, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At June 30, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. In July 2013, the agreement was extended and now expires on July 31, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At June 30, 2013, $49 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.30%. There were no borrowings outstanding under the commercial paper program as of March 31, 2013.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount available under the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 75 basis points.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

At June 30, 2013, the amount of outstanding borrowing under the Securitization Agreement was $177 million, and the additional borrowing capacity under the Securitization Agreement was $118 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2015 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of June 30, 2013, the Company had $39 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at June 30, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2013, the average effective interest rate on the multi-currency revolver was 1.64%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At June 30, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At June 30, 2013, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of June 30, 2013, $611 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.4 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.5 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of June 30, 2013, the effective interest rate on the French revolving credit borrowings was 1.36%. The line of credit matures on July 19, 2016.
Senior Notes
At June 30, 2013, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. The 2013 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheets based on the maturity date.
At June 30, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At June 30, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At June 30, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

At June 30, 2013, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
At June 30, 2013, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
At June 30, 2013, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At June 30, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Senior Subordinated Notes”). Interest on the 2018 Senior Subordinated Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Senior Subordinated Notes have a redemption provision which permits the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2013, other long-term debt totaled $1.7 million with an average interest rate of approximately 6.4% and an average maturity of approximately 1.8 years.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at June 30, 2013 are as follows:

(In thousands)	Debt Maturities (a)
June 30, 2014	$300,517
March 31, 2015	400,522
March 31, 2016	427,372
March 31, 2017	296,679
March 31, 2018	325,095
Thereafter	740,446
$2,490,631
____________________

(a)	Outstanding borrowings under the Securitization Agreement at June 30, 2013 are reflected as maturing at the agreement’s expiration in December 2015.
The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.6 million at June 30, 2013. The 2013 Notes also include additional carrying value of $1.3 million at June 30, 2013 related to the Company’s fair value hedges — see Note 8 for additional disclosure.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes. The Company recognizes derivative

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. At June 30, 2013, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the three months ended June 30, 2013 and 2012, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At June 30, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At June 30, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At June 30, 2013, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.21% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the three months ended June 30, 2013, the fair value of the variable interest rate swaps decreased by $1.2 million to an asset of $1.3 million and was recorded in prepaid expenses and other current assets. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $1.2 million and was recorded in the current portion of long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three months ended June 30, 2013 and 2012.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments on the Company’s earnings and stockholders’ equity.
Fair Value of Derivatives Designated as Hedging Instruments

	June 30, 2013		March 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$1,253	Prepaid expenses and other current assets	$2,490
Effect of Derivative Instruments on Earnings and Stockholders’ Equity

	Amount of Gain Recognized in OCI on Derivatives
(In thousands)	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest rate contracts	$129	$129
Tax effect	(48)	(48)
Net effect	$81	$81

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Amount of Loss Reclassified from AOCI into Pre-tax Income (a)
(In thousands)	Three Months Ended June 30,
Location of Loss Reclassified from AOCI into Pre-tax Income for Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest expense, net	$129	$129
____________________
(a) The tax effects of the reclassification adjustments were $48 thousand for both the three months ended June 30, 2013 and 2012.

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Three Months Ended June 30,
Derivatives in Fair Value Hedging Relationships		2013	2012
Change in fair value of variable interest rate swaps	Interest expense, net	$(1,237)	$(1,020)
Change in carrying value of 2013 Notes	Interest expense, net	1,240	1,017
Net effect	Interest expense, net	$3	$(3)

(9) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are directly or indirectly observable through corroboration with observable market data at the measurement date.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	June 30, 2013
Assets:
Deferred compensation plan assets	$14,617	$14,617	$—	$—
Derivative assets - variable interest rate swap agreements	1,253	—	1,253	—
Total assets measured at fair value on a recurring basis	$15,870	$14,617	$1,253	$—

Liabilities:
Deferred compensation plan liabilities	$14,617	$14,617	$—	$—
Contingent consideration liabilities	3,485	—	—	3,485
Total liabilities measured at fair value on a recurring basis	$18,102	$14,617	$—	$3,485

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2013
Assets:
Deferred compensation plan assets	$13,631	$13,631	$—	$—
Derivative assets - variable interest rate swap agreements	2,490	—	2,490	—
Total assets measured at fair value on a recurring basis	$16,121	$13,631	$2,490	$—

Liabilities:
Deferred compensation plan liabilities	$13,631	$13,631	$—	$—
Contingent consideration liabilities	3,632	—	—	3,632
Total liabilities measured at fair value on a recurring basis	$17,263	$13,631	$—	$3,632

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
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements are with highly-rated counterparties, are designated as fair value hedges and effectively convert the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements are valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the Company’s interest rate swap agreements are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 8 for additional derivatives disclosures.
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of the total liability for contingent consideration arrangements at June 30, 2013, $1.3 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The impact on the Company’s earnings as a result of the contingent consideration arrangements for the three months ended June 30, 2013 and 2012 was immaterial.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 were as follows (in thousands):

Balance at March 31, 2013	$3,632
Contingent consideration liabilities recorded	—
Settlements made during the period	(200)
Adjustments to fair value measurement	53
Balance at June 30, 2013	$3,485

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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	June 30, 2013	June 30, 2013	March 31, 2013	March 31, 2013
Commercial paper	$49,000	$49,000	$—	$—
Trade receivables securitization	177,000	177,000	295,000	295,000
Revolving credit borrowings	46,457	46,457	44,077	44,077
2013 Notes	301,241	301,765	302,466	303,413
2014 Notes	399,880	417,754	399,856	421,582
2015 Notes	249,830	260,761	249,811	263,702
2016 Notes	249,796	260,114	249,778	262,954
2018 Notes	324,498	315,164	324,471	325,401
2020 Notes	274,716	264,665	274,706	274,432
2022 Notes	249,739	232,028	249,732	248,404
2018 Senior Subordinated Notes	215,446	223,549	215,446	229,381
Other long-term debt	1,728	1,874	2,475	2,603
Total debt	$2,539,331	$2,550,131	$2,607,818	$2,670,949

(10) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2013	87,135	(14,077)
Common stock issuance (a)	62
Reissuance of treasury stock for stock option exercises		238
Balance at June 30, 2013	87,197	(13,839)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2013	$871	$729,850	$1,861,395	$4,438	$(1,059,571)	$1,536,983
Net earnings			84,686			84,686
Other comprehensive income (loss), net of tax				(2,484)		(2,484)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	1	4,397	(6,864)		17,917	15,451
Excess tax benefit from stock option exercises		2,672				2,672
Dividends paid on common stock ($0.48 per share)			(35,202)			(35,202)
Stock-based compensation (c)		13,728				13,728
Balance at June 30, 2013	$872	$750,647	$1,904,015	$1,954	$(1,041,654)	$1,615,834
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The table below presents the gross and net changes in the balances within each component of AOCI for the three months ended June 30, 2013.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$5,253	$(815)	$4,438
Other comprehensive income (loss) before reclassifications	(2,565)		(2,565)
Amounts reclassified from AOCI		129	129
Tax effect of other comprehensive income items		(48)	(48)
Net after-tax other comprehensive income (loss)	(2,565)	81	(2,484)
Balance at June 30, 2013	$2,688	$(734)	$1,954

The table below represents the reclassifications out of AOCI and their effect on the respective line items of the Consolidated Statements of Earnings impacted by the reclassifications for the three months ended June 30, 2013 and 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)
Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Consolidated Statements of Earnings
Three Months Ended June 30, 2012:
Losses on cash flow hedges:
Treasury rate lock commitment	$129	Interest expense, net
	(48)	Income taxes
	$81	Net earnings

Three Months Ended June 30, 2013:
Losses on cash flow hedges:
Treasury rate lock commitment	$129	Interest expense, net
	(48)	Income taxes
	$81	Net earnings

(11) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Stock-based compensation expense related to:
Equity Incentive Plan	$12,681	$11,423
Employee Stock Purchase Plan - options to purchase stock	1,047	1,326
	13,728	12,749
Tax benefit	(5,294)	(4,521)
Stock-based compensation expense, net of tax	$8,434	$8,228
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2013 and 2012 was $32.32 and $29.54, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three months ended June 30, 2013:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	5,052	$60.26
Granted	911	$102.82
Exercised	(242)	$47.27
Forfeited	(27)	$79.99
Outstanding at June 30, 2013	5,694	$67.53
Vested or expected to vest at June 30, 2013	5,663	$67.37
Exercisable at June 30, 2013	3,431	$54.05
A total of 4.1 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of June 30, 2013.
As of June 30, 2013, $60.7 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of June 30, 2013, the ESPP had 1.5 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $19.26 and $16.73 for the three months ended June 30, 2013 and 2012, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three months ended June 30, 2013:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	62	$68.74
Granted	218	$82.88
Exercised	(62)	$68.74
Outstanding at June 30, 2013	218	$82.88

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.1 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the three months ended June 30, 2013 and 2012, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the three months ended June 30, 2013 and 2012:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Weighted average common shares outstanding:
Basic shares outstanding	73,231	76,833
Incremental shares from assumed exercises of stock options and options under the ESPP	1,305	1,966
Diluted shares outstanding	74,536	78,799

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

(14) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three months ended June 30, 2013 and 2012. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s restructuring and other special charges are not allocated to the Company’s business segments. These costs are also reflected in the “Eliminations and Other” column below. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis below.

	Three Months Ended				Three Months Ended
	June 30, 2013				June 30, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$672,486	$145,867	$(8,461)	$809,892	$638,610	$152,125	$(9,179)	$781,556
Hardgoods	468,598	1,403	(2)	469,999	473,991	1,710	(1)	475,700
Total net sales (a)	1,141,084	147,270	(8,463)	1,279,891	1,112,601	153,835	(9,180)	1,257,256
Cost of products sold (excluding depreciation) (a)	505,127	78,879	(8,463)	575,543	505,236	77,305	(9,180)	573,361
Selling, distribution and administrative expenses	427,231	43,540	2,704	473,475	404,196	41,374	9,938	455,508
Restructuring and other special charges	—	—	—	—	—	—	5,712	5,712
Depreciation	61,664	5,366	—	67,030	59,096	5,271	—	64,367
Amortization	6,062	1,167	—	7,229	5,367	1,251	—	6,618
Operating income	$141,000	$18,318	$(2,704)	$156,614	$138,706	$28,634	$(15,650)	$151,690

____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross margin on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Interest paid	$25,207	$22,185
Income taxes (net of refunds)	2,554	1,587

(16) RESTRUCTURING AND OTHER SPECIAL CHARGES
The Company incurred no restructuring and other special charges for the three months ended June 30, 2013. The following table presents the components of restructuring and other special charges for the three months ended June 30, 2012:

Three Months Ended
(In thousands)	June 30, 2012
Restructuring costs	$488
Other related costs	3,495
Asset impairment charges	1,729
Total restructuring and other special charges	$5,712
Restructuring Costs
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby each Airgas regional distribution company would merge, once converted to SAP, into a single limited liability company (“LLC”) of which Airgas, Inc. is the sole member. Prior to conversion to SAP, each of the Company’s twelve regional distribution companies operated its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional distribution businesses as part of the SAP implementation, the restructuring allows Airgas to more effectively utilize its resources across its regional distribution businesses and form an operating structure to leverage the full benefits of its new SAP platform.
During the three months ended June 30, 2012, the Company recorded $0.5 million in restructuring costs.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the three months ended June 30, 2013:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2013	$4,682	$314	$4,996
Restructuring charges	—	—	—
Cash payments and other adjustments	(1,617)	(160)	(1,777)
Balance at June 30, 2013	$3,065	$154	$3,219
Of the $3.2 million in accrued restructuring costs at June 30, 2013, $1.6 million was included in accrued expenses and other current liabilities and $1.6 million was included in other non-current liabilities on the Company’s Consolidated Balance Sheet. The restructuring costs were not allocated to the Company’s business segments (see Note 14).
Other Related Costs
For the three months ended June 30, 2012, the Company incurred $3.5 million of other costs related to the divisional alignment and LLC formation, primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The divisional alignment was completed in March 2013 as the final regional distribution company implemented SAP and integrated and merged into the LLC. However, the payout of severance benefits under the plan is expected to continue through at least fiscal 2014 based on the payment of benefits over time (rather than in a lump sum), extended benefits earned by a number of associates through the Airgas, Inc. Severance Pay Plan and payments to associates at other businesses yet to convert to SAP and/or merge into the LLC.
Asset Impairment Charges
The Company recorded special charges of $1.7 million related to asset impairments during the three months ended June 30, 2012 – see Note 5 for further information.

(17) SUBSEQUENT EVENTS
On August 6, 2013, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.48 per share. The dividend is payable September 30, 2013 to stockholders of record as of September 13, 2013.
As described in Note 7, in July 2013, the Company extended an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement now expires on July 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2013 (“current quarter”) of $1.28 billion compared to $1.26 billion for the quarter ended June 30, 2012 (“prior year quarter”), an increase of 2%. Organic sales were flat compared to the prior year quarter, with gas and rent up 2% and hardgoods down 3%. Current and prior year acquisitions contributed sales growth of 2% in the current quarter. The Company’s flat organic sales reflected the impact of continued economic uncertainty and sluggish business conditions on its diversified customer base, as well as a greater than expected negative impact on its refrigerants business from the recent U.S. Environmental Protection Agency (“EPA”) ruling on Refrigerant-22 (“R-22”) production and import allowances.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.0%, an increase of 60 basis points from the prior year quarter, driven by a sales mix shift away from lower-margin hardgoods towards higher-margin gas and rent and margin expansion on price increases, partially offset by supplier price and internal production cost increases, mix shifts within both gases and hardgoods to lower margin products and significant margin pressure in the Company’s refrigerants business.
The Company’s operating income margin increased to 12.2%, a 10 basis-point increase from the prior year quarter. The Company’s operating income margin reflects the impact of significant operating margin declines in the Company’s refrigerants business, as well as overall margin pressure from flat organic sales growth, more than offset by the favorable impact of the net SAP-related benefits in the current quarter compared to SAP-related expenses in the prior year quarter, as well as the absence of restructuring and other special charges in the current quarter. The prior year quarter’s operating income margin was burdened by 40 basis points of restructuring and other special charges.
Net earnings per diluted share decreased to $1.14 in the current quarter versus $1.15 in the prior year quarter. The current quarter’s earnings per diluted share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.06 per diluted share, compared to $0.10 per diluted share of SAP-related expenses in the prior year quarter. Additionally, following the EPA’s recent announcement (see comments below), sales volumes and pricing for the Company’s refrigerants business were pressured resulting in a year-over-year decline in net earnings of $0.07 per diluted share. Net earnings per diluted share in the prior year quarter also included an aggregate benefit of $0.02 per diluted share related to net special items. Net special items in the prior year quarter consisted of the following:

Three Months Ended
June 30,
Effect on Diluted EPS	2012
Restructuring and other special charges	$(0.05)
Gain on sale of businesses	0.07
Special items, net	$0.02
Supply Constraints and Production Challenges
On March 27, 2013, the EPA issued a ruling allowing for an increase in the production and import of virgin R-22 in calendar year 2013, rather than reaffirming the further reductions that much of the industry, including the Company, had been expecting based on a previously issued No Action Assurances letter from the EPA. R-22 has historically been one of the most commonly-used refrigerant gases in air conditioning systems in the U.S. that will continue to be operational for many years to come. As production and import of virgin R-22 is phased out by the EPA in accordance with the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocol”), the gap between demand and supply is expected to be filled increasingly by reclaimed and recycled R-22. The Company believes that as a leading reclaimer, recycler and distributor of R-22, its refrigerants business is well-positioned to benefit from an expected increase in demand for reclaimed and recycled R-22. The Company believes that compliance with the Montreal Protocol will require a significant step down in R-22 production and import beginning in calendar year 2015, and as such believes the impact on its earnings from the EPA’s ruling in March 2013 to be temporary in nature.
During the current quarter, the EPA’s ruling pressured both sales volumes and pricing of R-22 to a greater extent than the Company had expected, with the unusually cool spring weather across much of the country exacerbating its impact on the Company’s results. The year-over-year negative impact on the Company’s earnings was $0.07 per diluted share. The Company expects this ruling to negatively impact its sales volumes and pricing through at least fiscal 2014, as a greater-than-expected amount of virgin R-22 will be available in the marketplace. For the full fiscal year 2014, the Company estimates a year-over-year negative impact of $0.12 to $0.15 per diluted share.
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas has been the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under long-term supply agreements. As a result of the helium shortage, however, over the past 24 months the Company’s suppliers have instituted helium volume allocations, which have limited the Company’s ability to supply helium to its own customers. These supply constraints have also forced the Company to shed non-contract helium customers at times and to allocate its limited helium supply to contract and critical need customers. To help mitigate the financial impact to Airgas, the Company has and will continue to explore alternative sources of helium and has instituted product allocations and price increases related to its helium customers at appropriate times.
During the current quarter the Company’s helium suppliers continued to fall short of their volume commitments under the long-term supply agreements. With the recent start-up of a new helium production facility in the Middle East, the global marketplace is expected to see some increase in product availability; however, this added supply is not expected to meet full industry demand. As such, the Company continues to expect some level of supply chain disruption during fiscal 2014 and anticipates that the time frame for regaining lost customers and recovering lost sales may be longer.
Enterprise Information System
At June 30, 2013, over 90% of the Company’s Distribution business segment and all of its regional distribution businesses were successfully operating on SAP. At this stage in the Company’s phased implementation, each of its four BSCs, into which the regional company accounting and administrative functions were consolidated upon converting to SAP, are firmly in place. As of March 2013, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes. These have not had a material impact to date on the Company’s financial results or internal controls, and the Company will continue to monitor these items carefully going forward.
The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform, in the second half of fiscal 2013. These benefits continued to ramp-up in the first quarter of fiscal 2014. The current quarter included $0.06 per diluted share of SAP-related benefits, net of implementation costs and depreciation expense. The prior year quarter included $0.10 per diluted share of SAP implementation costs and depreciation expense.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, more effective management of pricing and discount practices, and administrative and operating efficiencies. By December 2013, the Company expects these areas alone to yield a minimum of $75 million in annual run-rate operating income benefits. Further economic benefits are expected to be identified.

Second Quarter Outlook
The Company expects earnings per diluted share for the second fiscal quarter ending September 30, 2013 to be in the range of $1.23 to $1.27, an increase of 19% to 23% over earnings per diluted share of $1.03 in the second fiscal quarter ended September 30, 2012. The Company expects its organic sales growth rate for the quarter ending September 30, 2013 to be in the low to mid single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

STATEMENT OF EARNINGS COMMENTARY
The Company reclassified $4.6 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the prior year quarter to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year quarter were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the prior year quarter. The following commentary for the prior year quarter has been updated to reflect the reclassification.
Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Other” line item in the tables below. Additionally, the Company’s restructuring and other special charges are not allocated to the Company’s business segments. These costs are also reflected in the “Other” line item in the tables below.
Net Sales
Net sales increased 2% to $1.28 billion for the current quarter compared to the prior year quarter, driven by sales growth from current and prior year acquisitions of 2% in the current quarter. Gas and rent organic sales increased 2%, while hardgoods declined 3%. Organic sales were flat compared to the prior year quarter, with volumes down 3% and pricing up 3%.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products grew 3% over the prior year quarter.
The Company’s strategic accounts program, which now represents approximately 25% of net sales, was designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities. Sales to strategic accounts grew 5%, primarily driven by new account signings and positive pricing across the majority of segments.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	June 30,		Increase/(Decrease)
	2013	2012
Distribution	$1,141,084	$1,112,601	$28,483	3%
All Other Operations	147,270	153,835	(6,565)	(4)%
Intercompany eliminations	(8,463)	(9,180)	717
	$1,279,891	$1,257,256	$22,635	2%

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
Distribution business segment sales increased 3% over the prior year quarter, with an increase in organic sales of 1%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current quarter. Higher pricing contributed 3% to organic sales growth in the Distribution business segment, more than offsetting the negative 2% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 4%, with pricing up 4% and volumes flat. Hardgoods organic sales within the Distribution business segment declined 3%, with pricing up 2% and volumes down 5%. The reduction in volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy.
Contributing to the decline in the Distribution business segment’s hardgoods organic sales were moderating sales growth rates in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased just

2% in the current quarter compared to the prior year quarter. Although this compared favorably to the 3% decline in total hardgoods organic sales for the Distribution business segment, it represented a sharp deceleration from the double digit year-over-year growth seen in the prior year quarter. Sales of the Company’s Radnor® private-label line were flat for the current quarter, reflecting outperformance relative to the hardgoods organic sales for the Distribution business segment, but also down sharply from the double digit year-over-year growth seen in the prior year quarter. Deceleration of sales growth for both safety and Radnor® brand products was driven by general slowing in activity levels in the Company’s core industrial customer base.
Revenues from the Company’s rental welder business experienced a 5% increase in organic sales during the current quarter as compared to the prior year quarter due to increased rental demand, reflecting continued strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales decreased 4% in total and 5% on an organic basis compared to the prior year quarter, with incremental sales related to current and prior year acquisitions contributing sales growth of 1% in the current quarter. Both the total and organic sales decreases were driven by the negative impact of the recent EPA ruling on R-22 production and import allowances on the Company’s refrigerants business. The impact was larger than expected and pressured both volumes and prices of refrigerant gases, offsetting sales increases in the Company’s CO2, dry ice and ammonia businesses.
Gross Profits (Excluding Depreciation)
Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of the line item “Selling, distribution and administrative expenses” and recognizes depreciation on all of its property, plant and equipment in the line item “Depreciation” in its Consolidated Statements of Earnings. Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other companies.
Consolidated gross profits (excluding depreciation) increased 3% compared to the prior year quarter, principally due to the sales mix shift toward higher margin gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases, mix shifts within both the gases and hardgoods categories to lower margin products and significant margin pressure in the Company’s refrigerants business. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 60 basis points to 55.0% compared to 54.4% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects the items described above. Gas and rent represented 63.3% of the Company’s sales mix in the current quarter, up from 62.2% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	June 30,		Increase/(Decrease)
	2013	2012
Distribution	$635,957	$607,365	$28,592	5%
All Other Operations	68,391	76,530	(8,139)	(11)%
	$704,348	$683,895	$20,453	3%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.7% versus 54.6% in the prior year quarter, an increase of 110 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases and mix shifts within both the gases and hardgoods categories to lower margin products. As a percentage of the Distribution business segment’s sales, gas and rent increased 150 basis points to 58.9% in the current quarter, up from 57.4% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 11% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 330 basis points to 46.4% in the current quarter from 49.7% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the Company’s refrigerants business, largely resulting from the EPA’s unexpected ruling in late March 2013 to allow for an increase in the production and import of R-22.
Operating Expenses

Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $18 million, or 4%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $6 million of incremental operating costs associated with acquired businesses. Also contributing to the increase in the Distribution business segment’s SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and expenses related to other strategic growth initiatives. These expenses substantially offset the favorable impact of the reduction in SAP implementation costs compared to the prior year quarter. As a percentage of net sales, SD&A expenses increased to 37.0% in the current quarter from 36.2% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	June 30,		Increase/(Decrease)
	2013	2012
Distribution	$427,231	$404,196	$23,035	6%
All Other Operations	43,540	41,374	2,166	5%
Other	2,704	9,938	(7,234)
	$473,475	$455,508	$17,967	4%

SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 5%, respectively, compared to the prior year quarter. For both business segments, the increases in SD&A costs were driven by incremental operating costs associated with acquired businesses of $5 million for the Distribution business segment and $1 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 110 basis points to 37.4% compared to 36.3% in the prior year quarter, primarily driven by the sales mix shift toward gas and rent which carry higher operating costs than hardgoods, and moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 270 basis points to 29.6% compared to 26.9% in the prior year quarter, primarily driven by significant sales declines in the Company’s refrigerants business.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continues to incur post-conversion support and training expenses related to the implementation of the new system. SAP-related costs were $2.7 million for the current quarter as compared to $9.9 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the prior year quarter:

Three Months Ended
June 30,
(In thousands)	2012
Restructuring costs	$488
Other related costs	3,495
Asset impairment charges	1,729
Total restructuring and other special charges	$5,712
Restructuring and Other Related Costs
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on

January 1, 2012 whereby each Airgas regional distribution company would merge, once converted to SAP, into a single limited liability company (“LLC”) of which Airgas, Inc. is the sole member. Enabled by the Company’s conversion to a single information platform across all of its regional distribution businesses as part of the SAP implementation, the restructuring allows Airgas to more effectively utilize its resources across its regional distribution businesses and form an operating structure to leverage the full benefits of its new SAP platform.
During the prior year quarter, the Company recorded $0.5 million in restructuring costs. The Company also incurred $3.5 million of other costs in the prior year quarter related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
The activity in the accrued liability balances associated with the restructuring plan was as follows for the three months ended June 30, 2013:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2013	$4,682	$314	$4,996
Restructuring charges	—	—	—
Cash payments and other adjustments	(1,617)	(160)	(1,777)
Balance at June 30, 2013	$3,065	$154	$3,219
Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the prior year quarter.
Depreciation and Amortization
Depreciation expense increased $3 million, or 4%, to $67 million in the current quarter as compared to $64 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks). Amortization expense of $7 million in the current quarter increased only slightly from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $157 million increased 3% in the current quarter driven by the favorable impact of SAP-related benefits, net of costs, in the current quarter compared to SAP-related costs in the prior year quarter, as well as the absence of restructuring and other special charges in the current quarter. These benefits were partially offset by a significant decline in operating margins in the Company’s refrigerants business and overall margin pressure from flat organic sales. The consolidated operating income margin increased 10 basis points to 12.2% from 12.1% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	June 30,		Increase/(Decrease)
	2013	2012
Distribution	$141,000	$138,706	$2,294	2%
All Other Operations	18,318	28,634	(10,316)	(36)%
Other	(2,704)	(15,650)	12,946
	$156,614	$151,690	$4,924	3%

Operating income in the Distribution business segment increased 2% in the current quarter compared to the prior year quarter driven by organic sales growth of 1%. The Distribution business segment’s operating income margin decreased 10 basis points to 12.4% compared to 12.5% in the prior year quarter. The decline in the Distribution business segment’s operating income margin reflects margin pressure from low organic sales growth, partially offset by the favorable impact of the increase in SAP-related benefits.
Operating income in the All Other Operations business segment decreased 36% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 12.4% decreased by 620 basis points compared to the operating income margin of 18.6% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants business, as well as margin pressure related to supplier outages resulting in increased distribution costs in the Company’s dry ice business.
Interest Expense, Net
Interest expense, net, was $21 million in the current quarter, representing an increase of $5 million compared to the prior year quarter. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed in fiscal 2013.
Income Tax Expense
The effective income tax rate was 37.7% of pre-tax earnings in the current quarter compared to 37.1% in the prior year quarter. The Company expects the effective income tax rate for fiscal 2014 to be approximately 38.0% of pre-tax earnings.
Net Earnings
Net earnings per diluted share decreased 1% to $1.14 in the current quarter compared to $1.15 in the prior year quarter. Net earnings were $84.7 million compared to $90.8 million in the prior year quarter. The current quarter’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.06 per diluted share, representing a favorable $0.16 year-over-year change from the $0.10 per diluted share of SAP-related expenses in the prior year quarter. Also included in the current quarter’s diluted earnings per share is a negative $0.07 year-over-year impact stemming from the EPA’s recent ruling on R-22 production and import allowances. Net earnings per diluted share in the prior year quarter also included an aggregate benefit of $0.02 per diluted share related to net special items.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $171 million in the current quarter compared to $148 million in the prior year quarter.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Net earnings	$84,686	$90,798
Non-cash and non-operating activities (1)	91,648	84,707
Changes in working capital	(2,416)	(27,367)
Other operating activities	(3,219)	(515)
Net cash provided by operating activities	$170,699	$147,623
____________________

(1)	Includes depreciation, amortization, impairment charges, deferred income taxes, gain on sales of plant, equipment and businesses, and stock-based compensation expense.
The decrease in the use of cash for working capital in the current quarter was primarily driven by a lower required investment in working capital, reflecting a low organic sales growth environment. Net earnings plus non-cash and non-operating activities provided cash of $176 million in both the current and prior year quarters.
As of June 30, 2013, $13 million of the Company’s $71 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Capital expenditures	$(81,998)	$(82,143)
Proceeds from sales of plant, equipment and businesses	3,998	17,721
Business acquisitions and holdback settlements	(5,143)	(2,817)
Other investing activities	(1,007)	(774)
Net cash used in investing activities	$(84,150)	$(68,013)
Capital expenditures as a percentage of sales were 6.4% and 6.5% for the three months ended June 30, 2013 and 2012, respectively. During the prior year quarter, the Company sold five branch locations in western Canada, in addition to other plant and equipment, and received proceeds of $17.7 million related to the sale of these businesses and other plant and equipment. Acquisition activity in both periods was immaterial.
Free cash flow* in the current quarter was $100 million, compared to $76 million in the prior year quarter. The increase in free cash flow from the prior year quarter was primarily driven by adjusted cash from operations*, which was $178 million in the current quarter compared to $155 million in the prior year quarter.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Net cash repayments	$(67,039)	$(52,079)
Purchase of treasury stock	(8,127)	—
Dividends paid to stockholders	(35,202)	(30,779)
Other financing activities	8,409	13,480
Net cash used in financing activities	$(101,959)	$(69,378)
During the current quarter, net financing activities used cash of $102 million. Net cash repayments used cash of $67 million, primarily related to the pay down of $118 million on the trade receivables securitization agreement, partially offset by borrowing of $49 million under the commercial paper program. On October 23, 2012, the Company announced a $600 million share repurchase program. During the six months ended March 31, 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. The final repurchase under the program, however, settled subsequent to the fiscal 2013 year end, resulting in a cash outflow of $8 million related to the repurchase program in the current quarter. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $8 million during the current quarter.
In the prior year quarter, net financing activities used cash of $69 million. Net cash repayments used cash of $52 million, primarily related to a reduction in the funds outstanding under the Company’s commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $13 million during the prior year quarter.

*	See Non-GAAP reconciliations below.
Dividends
During the current quarter, the Company paid its stockholders dividends of $35 million or $0.48 per share. During the prior year quarter, the Company paid dividends of $31 million or $0.40 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on January 1, 2014, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At June 30, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. In July 2013, the agreement was extended and now expires on July 31, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. At June 30, 2013, $49 million was outstanding under the commercial paper program and the average effective interest rate on these borrowings was 0.30%. There were no borrowings outstanding under the commercial paper program as of March 31, 2013.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount available under the Securitization Agreement is $295 million and it bears interest at approximately LIBOR plus 75 basis points.
At June 30, 2013, the amount of outstanding borrowing under the Securitization Agreement was $177 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2015 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of June 30, 2013, the Company had $39 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at June 30, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2013, the average effective interest rate on the multi-currency revolver was 1.64%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At June 30, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.4 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.5 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of June 30, 2013, the effective interest rate on the French revolving credit borrowings was 1.36%. The line of credit matures on July 19, 2016.
Total Borrowing Capacity
As of June 30, 2013, $611 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver. Additionally, the Company had borrowing capacity of $118 million under the Securitization Agreement at June 30, 2013.
The Company believes that it has sufficient liquidity from cash from operations and under its Securitization Agreement and revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement, divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At June 30, 2013, the Company’s leverage ratio was 2.8.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At June 30, 2013, the Company was in compliance with all covenants under all of its debt agreements.

Senior Notes
At June 30, 2013, the Company had $300 million outstanding of 2.85% senior notes maturing on October 1, 2013 (the “2013 Notes”). The 2013 Notes were issued at a discount with a yield of 2.871%. Interest on the 2013 Notes is payable semi-annually on April 1 and October 1 of each year. The 2013 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheets based on the maturity date.
At June 30, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year.
At June 30, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At June 30, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At June 30, 2013, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
At June 30, 2013, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2013.
At June 30, 2013, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At June 30, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes maturing on October 1, 2018 (the “2018 Senior Subordinated Notes”). Interest on the 2018 Senior Subordinated Notes is payable semi-annually on April 1 and October 1 of each year. The 2018 Senior Subordinated Notes have a redemption provision which permits the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2013, other long-term debt totaled $1.7 million with an average interest rate of approximately 6.4% and an average maturity of approximately 1.8 years.
Interest Rate Derivatives
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For both the three months ended June 30, 2013 and 2012, $129 thousand of the loss on the treasury rate lock was reclassified to interest expense. At June 30, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

At June 30, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. At June 30, 2013, these swap agreements required the Company to make variable interest payments based on a weighted average forward rate of 1.21% and receive fixed interest payments from the counterparties based on a fixed rate of 2.85%. The maturity of these fair value swaps coincides with the maturity date of the Company’s 2013 Notes in October 2013. During the three months ended June 30, 2013, the fair value of the variable interest rate swaps decreased by $1.2 million to an asset of $1.3 million and was recorded in prepaid expenses and other current assets. The corresponding decrease in the carrying value of the 2013 Notes caused by the hedged risk was $1.2 million and was recorded in the current portion of long-term debt. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three months ended June 30, 2013 and 2012.
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
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis-point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.4 million.
Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Three Months Ended
	June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$170,699	$147,623
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	4,398	4,211
Excess tax benefit realized from the exercise of stock options	2,672	3,060
Adjusted cash from operations	177,769	154,894
Capital expenditures	(81,998)	(82,143)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	3,998	2,001
Operating lease buyouts	—	1,350
Adjusted capital expenditures	(78,000)	(78,792)
Free cash flow	$99,769	$76,102
Net cash used in investing activities	(84,150)	(68,013)
Net cash used in financing activities	(101,959)	(69,378)

The Company believes its adjusted cash from operations, adjusted capital expenditures, and free cash flow measures provide investors meaningful insight into the Company’s ability to generate cash from operations, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the repayment of debt, the payment of dividends or to support other investing and financing activities. Non-GAAP measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures may be different from adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures provided by other companies.

OTHER
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that by December 31, 2013, the Company will have achieved a minimum of $75 million in annual run-rate operating income benefits and other economic benefits related to its SAP enterprise system; diminished implementation risk relating to SAP; the Company’s expectations of earnings of $1.23 to $1.27 per diluted share for the quarter ending September 30, 2013; the opening of a new helium production facility resulting in some improvement in the helium supply chain; the time frame to regain lost customers and the recovery from year-over-year headwinds related to helium supply constraints; the Company’s plan to continue to explore alternative sources of helium; modest growth for most of our customer segments; expectations for low to mid single digit organic growth for the quarter ending September 30, 2013; the expectation of a decline in prices and volumes of R-22 in the remainder of fiscal 2014 and of a year-over-year negative impact of $0.12 to $0.15 per diluted share related to refrigerants in fiscal 2014; the expectation for a significant step-down in R-22 production in calendar year 2015 and an increase in demand for the Company’s reclaimed and recycled R-22; expectations of continued SAP-related post-implementation costs; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation that its overall effective income tax rate for fiscal 2014 will be approximately 38.0% of pre-tax earnings; the Company’s belief that it will not need to repatriate cash held outside of the U.S.; the Company’s intent to permanently reinvest the cash held outside of the U.S. in its foreign operations; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the performance of counterparties under interest rate derivative agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1.4 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future receipts under interest rate swap agreements; and the Company’s exposure to foreign currency exchange fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; continued or increased disruption in our helium supply chain and the anticipated longer time frame for regaining lost sales; the impact on the Company’s refrigerants business from the recent EPA ruling on production allowances; adverse changes in customer buying pattens resulting from adverse economic conditions; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2014 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; the tax impact in the event that the Company repatriates cash from its foreign operations; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected expenses associated with the expansion of the Company’s telesales business; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships as well as the timely collection of accounts receivable; the Company’s expectation as to completion of the conversion to SAP; the Company's ability to achieve anticipated benefits enabled by the conversion to the SAP system; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by counterparties related to interest rate derivatives; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; the extent and duration of current economic trends in the U.S.; the economic recovery in the U.S.; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at June 30, 2013. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or were based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$0.3	$0.7	$0.4	$0.2	$0.1	$—	$1.7	$1.9
Interest expense	0.08	0.06	0.03	0.01	0.01	—	0.2
Average interest rate	6.50%	6.01%	5.99%	6.54%	7.42%	—
Senior notes due 10/1/2013	$300.0	$—	$—	$—	$—	$—	$300.0	$301.8
Interest expense	2.1	—	—	—	—	—	2.1
Interest rate	2.85%	—	—	—	—	—
Senior notes due 9/15/2014	$—	$400.0	$—	$—	$—	$—	$400.0	$417.8
Interest expense	13.5	8.3	—	—	—	—	21.8
Interest rate	4.50%	4.50%	—	—	—	—
Senior notes due 10/1/2015	$—	$—	$250.0	$—	$—	$—	$250.0	$260.8
Interest expense	6.1	8.1	4.1	—	—	—	18.3
Interest rate	3.25%	3.25%	3.25%	—	—	—
Senior notes due 6/15/2016	$—	$—	$—	$250.0	$—	$—	$250.0	$260.1
Interest expense	5.5	7.4	7.4	1.5	—	—	21.8
Interest rate	2.95%	2.95%	2.95%	2.95%	—	—
Senior notes due 2/15/2018	$—	$—	$—	$—	$325.0	$—	$325.0	$315.2
Interest expense	4.0	5.4	5.4	5.4	4.6	—	24.8
Interest rate	1.65%	1.65%	1.65%	1.65%	1.65%	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$—	$275.0	$275.0	$264.7
Interest expense	4.9	6.5	6.5	6.5	6.5	12.4	43.3
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%
Senior subordinated notes due 10/1/2018	$—	$—	$—	$—	$—	$215.4	$215.4	$223.5
Interest expense	11.5	15.4	15.4	15.4	15.4	7.5	80.6
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$232.0
Interest expense	5.4	7.3	7.3	7.3	7.3	33.4	68.0
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial paper	$49.0	$—	$—	$—	$—	$—	$49.0	$49.0
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate	0.30%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$39.0	$—	$—	$39.0	$39.0
Interest expense	0.5	0.6	0.6	0.2	—	—	1.9
Interest rate (a)	1.64%	1.64%	1.64%	1.64%	—	—
Revolving credit borrowings - France	$—	$—	$—	$7.5	$—	$—	$7.5	$7.5
Interest expense	0.1	0.1	0.1	0.03	—	—	0.3
Interest rate (b)	1.36%	1.36%	1.36%	1.36%	—	—
Trade receivables securitization	$—	$—	$177.0	$—	$—	$—	$177.0	$177.0
Interest expense	1.3	1.6	1.1	—	—	—	4.0
Interest rate	0.93%	0.93%	0.93%	—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable
Notional amounts	$300.0	$—	$—	$—	$—	$—	$300.0	$300.0
Swap (receipts)	(1.3)	—	—	—	—	—	(1.3)
Variable forward pay rate = 1.21%
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
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of June 30, 2013, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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
Other than the risk factor noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.
We are subject to environmental, health and safety regulations that generate ongoing costs and could subject us to liability, or that may lead to a reduction in sales.
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
In addition to the costs of compliance and potential liability related to laws and regulations, actions by regulators can also affect our business models and impact our sales. The production and import of virgin R-22 is subject to evolving regulation in the U.S. by the EPA, which can impact the availability and pricing of virgin R-22 in the marketplace. Unanticipated changes in the regulation of R-22 can adversely affect demand for our refrigerant products and services. The EPA’s March 2013 ruling, which allows for an increase in the production and import of virgin R-22 in calendar year 2013 rather than reaffirming the further reductions that much of the industry had expected, has negatively impacted, and we anticipate will continue to negatively impact, our refrigerant business’ sales volumes and pricing. Although we believe that the impact on our earnings from the EPA’s ruling is temporary in nature, and that compliance with the Montreal Protocol will ultimately require a significant step down in R-22 production and import allowances beginning in calendar year 2015, changes in the expected scope and timing of future regulatory actions could further negatively impact our results of operations.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

*10.1	First Amendment to Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated June 27, 2013.

*10.2	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s August 7, 2013 Current Report on Form 8-K.)

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Indicates a management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:	August 7, 2013		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

*10.1	First Amendment to Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated June 27, 2013.

*10.2	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s August 7, 2013 Current Report on Form 8-K.)

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Indicates a management contract or compensatory plan.