Form 10-Q
period 2013-09-30
AIRGAS INC
filed 2013-11-07
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of November 4, 2013 was 73,746,934.

AIRGAS, INC.

FORM 10-Q
September 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net Sales	$1,281,970	$1,229,610	$2,561,861	$2,486,866
Costs and Expenses:
Cost of products sold (excluding depreciation)	563,012	556,521	1,138,555	1,129,882
Selling, distribution and administrative expenses	474,455	454,093	947,930	909,601
Restructuring and other special charges (Note 16)	—	2,443	—	8,155
Depreciation	68,487	64,649	135,517	129,016
Amortization	7,247	6,718	14,476	13,336
Total costs and expenses	1,113,201	1,084,424	2,236,478	2,189,990
Operating Income	168,769	145,186	325,383	296,876
Interest expense, net	(20,665)	(15,880)	(41,459)	(31,630)
Other income, net	1,474	1,161	1,587	9,524
Earnings before income taxes	149,578	130,467	285,511	274,770
Income taxes	(54,596)	(49,447)	(105,843)	(102,952)
Net Earnings	$94,982	$81,020	$179,668	$171,818
Net Earnings Per Common Share:
Basic earnings per share	$1.29	$1.05	$2.45	$2.23
Diluted earnings per share	$1.27	$1.03	$2.41	$2.18
Weighted Average Shares Outstanding:
Basic	73,507	77,078	73,372	76,973
Diluted	74,815	78,892	74,676	78,860

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net earnings	$94,982	$81,020	$179,668	$171,818
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,028	2,661	(537)	496
Reclassification of hedging loss included in net earnings	129	129	259	259
Other comprehensive income (loss), before tax	2,157	2,790	(278)	755
Net tax expense of other comprehensive income items	(48)	(48)	(96)	(96)
Other comprehensive income (loss), net of tax	2,109	2,742	(374)	659
Comprehensive income	$97,091	$83,762	$179,294	$172,477

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	September 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash	$111,265	$86,386
Trade receivables, less allowances for doubtful accounts of $33,236 and $28,650 at September 30, 2013 and March 31, 2013, respectively	701,770	710,740
Inventories, net	467,123	474,821
Deferred income tax asset, net	56,595	53,562
Prepaid expenses and other current assets	108,584	138,321
Total current assets	1,445,337	1,463,830
Plant and equipment at cost	4,735,150	4,585,933
Less accumulated depreciation	(2,017,596)	(1,899,628)
Plant and equipment, net	2,717,554	2,686,305
Goodwill	1,201,763	1,195,613
Other intangible assets, net	217,866	226,824
Other non-current assets	43,929	45,653
Total assets	$5,626,449	$5,618,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$171,533	$183,258
Accrued expenses and other current liabilities	337,474	374,883
Current portion of long-term debt	915,890	303,573
Total current liabilities	1,424,897	861,714
Long-term debt, excluding current portion	1,576,604	2,304,245
Deferred income tax liability, net	831,522	825,612
Other non-current liabilities	89,378	89,671
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2013 and March 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,250 and 87,135 shares issued at September 30, 2013 and March 31, 2013, respectively	873	871
Capital in excess of par value	765,179	729,850
Retained earnings	1,958,177	1,861,395
Accumulated other comprehensive income	4,064	4,438
Treasury stock, 13,607 and 14,077 shares at cost at September 30, 2013 and March 31, 2013, respectively	(1,024,245)	(1,059,571)
Total stockholders’ equity	1,704,048	1,536,983
Total liabilities and stockholders’ equity	$5,626,449	$5,618,225

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$179,668	$171,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	135,517	129,016
Amortization	14,476	13,336
Impairment	—	1,729
Deferred income taxes	3,183	1,560
Gain on sales of plant and equipment	(828)	(99)
Gain on sale of businesses	—	(6,822)
Stock-based compensation expense	19,965	18,192
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	9,632	(34,147)
Inventories, net	8,424	(29,976)
Prepaid expenses and other current assets	6,913	(10,538)
Accounts payable, trade	(13,948)	(5,220)
Accrued expenses and other current liabilities	18,766	16,625
Other, net	(574)	(1,525)
Net cash provided by operating activities	381,194	263,949
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(168,483)	(162,199)
Proceeds from sales of plant, equipment and businesses	7,292	20,201
Business acquisitions and holdback settlements	(15,745)	(18,652)
Other, net	(1,869)	(842)
Net cash used in investing activities	(178,805)	(161,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term debt	—	(59,121)
Proceeds from borrowings of long-term debt	4,666	7,677
Repayment of long-term debt	(119,863)	(17,378)
Purchase of treasury stock	(8,127)	—
Proceeds from the exercise of stock options	22,946	13,860
Stock issued for the Employee Stock Purchase Plan	8,797	8,512
Excess tax benefit realized from the exercise of stock options	6,568	4,927
Dividends paid to stockholders	(70,505)	(61,634)
Change in cash overdraft and other	(21,992)	3,904
Net cash used in financing activities	(177,510)	(99,253)
Change in cash	$24,879	$3,204
Cash – Beginning of period	86,386	44,663
Cash – End of period	$111,265	$47,867

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
The Company reclassified $4.2 million and $8.8 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the three and six months ended September 30, 2012, respectively, to correct an error in the prior year classification. Consolidated operating income and net earnings for the three and six months ended September 30, 2012 were not impacted by the correction, and the amounts are not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the three and six months ended September 30, 2012.

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
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company has unrecognized state tax benefits of approximately $17 million (excluding accrued interest) recorded on a gross basis in other non-current liabilities at September 30, 2013. However, the Company does not believe the new guidance will have a material impact on the balance sheet presentation of its unrecognized tax benefits based on the nature of these items.

(3) ACQUISITIONS AND DIVESTITURES
Acquisitions

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the six months ended September 30, 2013, the Company purchased five businesses with historical annual sales of approximately $12 million. Transaction and other integration costs incurred during the six months ended September 30, 2013 were approximately $0.7 million and were included in selling, distribution and administrative expenses in the Company’s Consolidated Statement of Earnings.
On October 31, 2013, the Company acquired the assets and operations of The Encompass Gas Group, Inc. – see Note 17 for further information.
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

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	September 30, 2013	March 31, 2013
Hardgoods	$314,763	$317,119
Gases	152,360	157,702
	$467,123	$474,821

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the six months ended September 30, 2013 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2013	$998,128	$197,485	$1,195,613
Acquisitions (a)	6,281	(233)	6,048
Other adjustments, including foreign currency translation	118	(16)	102
Balance at September 30, 2013	$1,004,527	$197,236	$1,201,763
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	September 30, 2013				March 31, 2013
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$294,428	$(97,914)	$196,514	15	$294,598	$(91,354)	$203,244
Non-competition agreements	7	42,535	(21,204)	21,331	7	42,891	(19,338)	23,553
Other		23	(2)	21		1,295	(1,268)	27
		$336,986	$(119,120)	$217,866		$338,784	$(111,960)	$226,824
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods ranging from seven to 17 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value of an other intangible asset or asset group is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the six months ended September 30, 2013 and 2012 was $13.9 million and $12.8 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2014 - $13.7 million; 2015 - $26.4 million; 2016 - $24.8 million; 2017 - $22.9 million; 2018 - $21.2 million; and $108.9 million thereafter.
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	September 30, 2013	March 31, 2013
Accrued payroll and employee benefits	$85,923	$89,131
Business insurance reserves (a)	53,307	53,619
Taxes other than income taxes	27,164	23,154
Cash overdraft	62,717	83,158
Deferred rental revenue	32,457	31,909
Accrued interest	23,553	23,373
Other accrued expenses and current liabilities	52,353	70,539
	$337,474	$374,883
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $13.9 million and $14.0 million at September 30, 2013 and March 31, 2013, respectively, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	September 30, 2013	March 31, 2013
Short-term
Money market loans	$—	$—
Commercial paper	—	—
Short-term debt	$—	$—

Long-term
Trade receivables securitization	$177,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	42,140	36,705
Revolving credit borrowings - France	7,778	7,372
Senior notes, net	2,048,564	2,050,820
Senior subordinated notes	215,446	215,446
Other long-term debt	1,566	2,475
Total long-term debt	2,492,494	2,607,818
Less current portion of long-term debt	(915,890)	(303,573)
Long-term debt, excluding current portion	$1,576,604	$2,304,245

Total debt	$2,492,494	$2,607,818
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on January 1, 2014, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At September 30, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. There were no borrowings outstanding under the commercial paper program at September 30, 2013 or March 31, 2013.
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
At September 30, 2013, the amount of outstanding borrowing under the Securitization Agreement was $177 million, and the additional borrowing capacity under the Securitization Agreement was $118 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2015 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Senior Credit Facility
The Company participates in a $750 million Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility consists of a $650 million U.S. dollar revolving credit line, with a $65 million letter of credit sublimit and a $50 million swingline sublimit, and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The expiration date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of September 30, 2013, the Company had $42 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2013, the weighted average effective interest rate on the multi-currency revolver was 1.65%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At September 30, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At September 30, 2013, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of September 30, 2013, $657 million remained available under the Company’s Credit Facility, after giving effect to the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.8 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.8 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of September 30, 2013, the effective interest rate on the French revolving credit borrowings was 1.38%. The line of credit expires on July 19, 2016.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Senior Notes
At September 30, 2013, the Company had $300 million outstanding of 2.85% senior notes (the “2013 Notes”) that matured and were retired on October 1, 2013. The 2013 Notes were issued at a discount with a yield of 2.871%. The 2013 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheets based on the maturity date.
At September 30, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. At September 30, 2013, the 2014 Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
At September 30, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At September 30, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At September 30, 2013, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At September 30, 2013, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At September 30, 2013, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At September 30, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On August 27, 2013, the Company announced its election to redeem the remaining $215 million outstanding on the 2018 Senior Subordinated Notes, and on October 2, 2013 (the “redemption date”), the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. The election to exercise the redemption provision of the 2018 Senior Subordinated Notes accelerated the maturity date of the notes to the redemption date. As such, the 2018 Senior Subordinated Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet at September 30, 2013. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million (approximately $6 million after tax, or approximately $0.08 per diluted share) will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs in the fiscal quarter ending December 31, 2013.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2013, other long-term debt totaled $1.6 million with an average interest rate of approximately 6.3% and an average maturity of approximately 1.8 years.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at September 30, 2013 are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	Debt Maturities (a)
September 30, 2014	$915,890
March 31, 2015	434
March 31, 2016	427,372
March 31, 2017	300,139
March 31, 2018	325,095
Thereafter	525,000
$2,493,930
____________________

(a)
Outstanding borrowings under the Securitization Agreement at September 30, 2013 are reflected as maturing at the agreement’s expiration in December 2015. The $215 million outstanding of 2018 Senior Subordinated Notes is reflected as maturing on the redemption date of October 2, 2013.

The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.4 million at September 30, 2013.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments has been limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. When the Company has derivative instruments outstanding, it monitors its positions as well as the credit ratings of its counterparties, including the potential for non-performance by the counterparties. The Company does not enter into interest rate swap or treasury rate lock agreements for trading purposes. The Company recognizes outstanding derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets. During the six months ended September 30, 2013, the Company was party to a total of five interest rate swap agreements with an aggregate notional amount of $300 million.
Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the six months ended September 30, 2013 and 2012, $259 thousand of the loss on the treasury rate lock was reclassified to interest expense during each period. At September 30, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax). See Note 10 for additional details regarding the impact of the treasury rate lock agreement on the Company’s other comprehensive income and reclassifications from AOCI into earnings.
Fair Value Hedges
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At September 30, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively converted the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. On October 1, 2013, the variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes.
During the six months ended September 30, 2013, the fair value of the variable interest rate swaps decreased by $2.5 million. The carrying value of the 2013 Notes caused by the hedged risk also decreased by $2.5 million during the six months ended September 30, 2013. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and six months ended September 30, 2013 and 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments in fair value hedging relationships on the Company’s earnings. See Note 10 for the tabular presentation of derivative instruments in cash flow hedging relationships related to the treasury rate lock agreement.
Fair Value of Derivatives Designated as Hedging Instruments

	September 30, 2013		March 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2,490
Effect of Derivative Instruments in Fair Value Hedging Relationships on Earnings

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Six Months Ended September 30,
Derivatives in Fair Value Hedging Relationships		2013	2012
Change in fair value of variable interest rate swaps	Interest expense, net	$(2,491)	$(1,804)
Change in carrying value of 2013 Notes	Interest expense, net	2,496	1,802
Net effect	Interest expense, net	$5	$(2)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and March 31, 2013 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	September 30, 2013
Assets:
Deferred compensation plan assets	$15,444	$15,444	$—	$—
Derivative assets - variable interest rate swap agreements	—	—	—	—
Total assets measured at fair value on a recurring basis	$15,444	$15,444	$—	$—

Liabilities:
Deferred compensation plan liabilities	$15,444	$15,444	$—	$—
Contingent consideration liabilities	1,984	—	—	1,984
Total liabilities measured at fair value on a recurring basis	$17,428	$15,444	$—	$1,984

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2013
Assets:
Deferred compensation plan assets	$13,631	$13,631	$—	$—
Derivative assets - variable interest rate swap agreements	2,490	—	2,490	—
Total assets measured at fair value on a recurring basis	$16,121	$13,631	$2,490	$—

Liabilities:
Deferred compensation plan liabilities	$13,631	$13,631	$—	$—
Contingent consideration liabilities	3,632	—	—	3,632
Total liabilities measured at fair value on a recurring basis	$17,263	$13,631	$—	$3,632

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
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements were with highly-rated counterparties, were designated as fair value hedges and effectively converted the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements were valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows under the approach are converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the interest rate swap agreements were included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. On October 1, 2013, the variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes. See Note 8 for additional derivatives disclosures.
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of the total liability for contingent consideration arrangements at September 30, 2013, $1.3 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The impact on the Company’s earnings as a result of the contingent consideration arrangements for the three and six months ended September 30, 2013 and 2012 was immaterial.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the six months ended September 30, 2013 were as follows (in thousands):

Balance at March 31, 2013	$3,632
Contingent consideration liabilities recorded	—
Settlements made during the period	(1,750)
Adjustments to fair value measurement	102
Balance at September 30, 2013	$1,984

Fair Value of Debt
The carrying value of debt, which is reported on the Company’s Consolidated Balance Sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges as applicable. The fair value of the Company’s variable interest rate revolving credit borrowings disclosed in the table below was estimated based on observable forward yield curves and credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date (Level 2). The fair values of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the securitized receivables and the commercial paper approximate their carrying values.

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	September 30, 2013	September 30, 2013	March 31, 2013	March 31, 2013
Commercial paper	$—	$—	$—	$—
Trade receivables securitization	177,000	177,000	295,000	295,000
Revolving credit borrowings	49,918	49,918	44,077	44,077
2013 Notes	300,000	300,017	302,466	303,413
2014 Notes	399,904	414,449	399,856	421,582
2015 Notes	249,849	259,761	249,811	263,702
2016 Notes	249,813	259,891	249,778	262,954
2018 Notes	324,525	318,317	324,471	325,401
2020 Notes	274,727	261,864	274,706	274,432
2022 Notes	249,746	232,116	249,732	248,404
2018 Senior Subordinated Notes	215,446	223,208	215,446	229,381
Other long-term debt	1,566	1,682	2,475	2,603
Total debt	$2,492,494	$2,498,223	$2,607,818	$2,670,949

(10) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2013	87,135	(14,077)
Common stock issuance (a)	115
Reissuance of treasury stock for stock option exercises		470
Balance at September 30, 2013	87,250	(13,607)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2013	$871	$729,850	$1,861,395	$4,438	$(1,059,571)	$1,536,983
Net earnings			179,668			179,668
Other comprehensive income (loss), net of tax				(374)		(374)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	2	8,796	(12,381)		35,326	31,743
Excess tax benefit from stock option exercises		6,568				6,568
Dividends paid on common stock ($0.96 per share)			(70,505)			(70,505)
Stock-based compensation (c)		19,965				19,965
Balance at September 30, 2013	$873	$765,179	$1,958,177	$4,064	$(1,024,245)	$1,704,048
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The table below presents the gross and net changes in the balances within each component of AOCI for the six months ended September 30, 2013.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$5,253	$(815)	$4,438
Other comprehensive income (loss) before reclassifications	(537)		(537)
Amounts reclassified from AOCI		259	259
Tax effect of other comprehensive income items		(96)	(96)
Net after-tax other comprehensive income (loss)	(537)	163	(374)
Balance at September 30, 2013	$4,716	$(652)	$4,064

The table below represents the reclassifications out of AOCI and their effect on the respective line items of the Consolidated Statements of Earnings impacted by the reclassifications for the six months ended September 30, 2013 and 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)
Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Consolidated Statements of Earnings
Six Months Ended September 30, 2013:
Losses on cash flow hedges:
Treasury rate lock commitment	$259	Interest expense, net
	(96)	Income taxes
	$163	Net earnings

Six Months Ended September 30, 2012:
Losses on cash flow hedges:
Treasury rate lock commitment	$259	Interest expense, net
	(96)	Income taxes
	$163	Net earnings

(11) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense related to:
Equity Incentive Plan	$5,179	$4,731	$17,860	16,155
Employee Stock Purchase Plan - options to purchase stock	1,058	712	2,105	2,037
	6,237	5,443	19,965	18,192
Tax benefit	(2,134)	(1,861)	(7,428)	(6,382)
Stock-based compensation expense, net of tax	$4,103	$3,582	$12,537	$11,810
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2013 and 2012 was $32.40 and $29.40, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the six months ended September 30, 2013:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	5,052	$60.26
Granted	953	$102.93
Exercised	(473)	$49.30
Forfeited	(72)	$85.24
Outstanding at September 30, 2013	5,460	$68.33
Vested or expected to vest at September 30, 2013	5,436	$68.20
Exercisable at September 30, 2013	3,252	$54.95
A total of 4.1 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of September 30, 2013.
As of September 30, 2013, $53.5 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of September 30, 2013, the ESPP had 1.4 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $19.26 and $16.73 for the six months ended September 30, 2013 and 2012, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the six months ended September 30, 2013:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	62	$68.74
Granted	218	$82.88
Exercised	(115)	$76.35
Outstanding at September 30, 2013	165	$82.11

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.6 million and 1.9 million shares covered by outstanding stock options that were not dilutive for the three months ended September 30, 2013 and 2012, respectively. There were approximately 1.3 million and 1.4 million shares covered by outstanding stock options that were not dilutive for the six months ended September 30, 2013 and 2012, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and six months September 30, 2013 and 2012:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic shares outstanding	73,507	77,078	73,372	76,973
Incremental shares from assumed exercises of stock options and options under the ESPP	1,308	1,814	1,304	1,887
Diluted shares outstanding	74,815	78,892	74,676	78,860

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

(14) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and six months ended September 30, 2013 and 2012. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s restructuring and other special charges are not allocated to the Company’s business segments. These costs are also reflected in the “Eliminations and Other” column below. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis below.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended				Three Months Ended
	September 30, 2013				September 30, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$681,389	$149,313	$(7,916)	$822,786	$632,598	$154,094	$(9,129)	$777,563
Hardgoods	458,187	997	—	459,184	450,293	1,756	(2)	452,047
Total net sales (a)	1,139,576	150,310	(7,916)	1,281,970	1,082,891	155,850	(9,131)	1,229,610
Cost of products sold (excluding depreciation) (a)	491,660	79,268	(7,916)	563,012	483,160	82,492	(9,131)	556,521
Selling, distribution and administrative expenses	427,351	45,412	1,692	474,455	400,966	44,509	8,618	454,093
Restructuring and other special charges	—	—	—	—	—	—	2,443	2,443
Depreciation	62,865	5,622	—	68,487	59,291	5,358	—	64,649
Amortization	6,193	1,054	—	7,247	5,420	1,298	—	6,718
Operating income	$151,507	$18,954	$(1,692)	$168,769	$134,054	$22,193	$(11,061)	$145,186

	Six Months Ended				Six Months Ended
	September 30, 2013				September 30, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,353,875	$295,180	$(16,377)	$1,632,678	$1,271,208	$306,219	$(18,308)	$1,559,119
Hardgoods	926,785	2,400	(2)	929,183	924,284	3,466	(3)	927,747
Total net sales (a)	2,280,660	297,580	(16,379)	2,561,861	2,195,492	309,685	(18,311)	2,486,866
Cost of products sold (excluding depreciation) (a)	996,787	158,147	(16,379)	1,138,555	988,396	159,797	(18,311)	1,129,882
Selling, distribution and administrative expenses	854,582	88,952	4,396	947,930	805,162	85,883	18,556	909,601
Restructuring and other special charges	—	—	—	—	—	—	8,155	8,155
Depreciation	124,529	10,988	—	135,517	118,387	10,629	—	129,016
Amortization	12,255	2,221	—	14,476	10,787	2,549	—	13,336
Operating income	$292,507	$37,272	$(4,396)	$325,383	$272,760	$50,827	$(26,711)	$296,876
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

(15) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Interest	$42,107	$28,165
Income taxes (net of refunds)	74,910	72,173

(16) RESTRUCTURING AND OTHER SPECIAL CHARGES

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company incurred no restructuring and other special charges for the three and six months ended September 30, 2013. The following table presents the components of restructuring and other special charges for the three and six months ended September 30, 2012:

	Three Months Ended	Six Months Ended
(In thousands)	September 30, 2012	September 30, 2012
Restructuring costs	$310	$798
Other related costs	2,133	5,628
Asset impairment charges	—	1,729
Total restructuring and other special charges	$2,443	$8,155
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
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been accrued. Cash payments and other adjustments to the March 31, 2013 accrued liability balances associated with the restructuring plan were $3.2 million for the six months ended September 30, 2013.
During the three and six months ended September 30, 2012, the Company recorded $0.3 million and $0.8 million, respectively, in restructuring costs. The restructuring costs were not allocated to the Company’s business segments (see Note 14).
Other Related Costs
For the three and six months ended September 30, 2012, the Company incurred $2.1 million and $5.6 million, respectively, of other costs related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Asset Impairment Charges
The Company recorded special charges of $1.7 million related to asset impairments during the six months ended September 30, 2012 – see Note 5 for further information.

(17) SUBSEQUENT EVENTS
As described in Note 7, on October 1, 2013, the Company’s 2013 Notes matured and were retired. Additionally, on October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million (approximately $6 million after tax, or approximately $0.08 per diluted share) will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs in the fiscal quarter ending December 31, 2013.
On October 7, 2013, the Company announced an agreement to acquire the assets and operations of The Encompass Gas Group, Inc., (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass is one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in 2012. Encompass’ product offerings complement the Company’s portfolio of products and services while expanding the Company’s geographic coverage. The transaction closed on October 31, 2013, and the Company is in the process of completing a preliminary purchase price allocation for the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2013 (“current quarter”) of $1.28 billion compared to $1.23 billion for the quarter ended September 30, 2012 (“prior year quarter”), an increase of 4%. Organic sales increased 2% compared to the prior year quarter, with gas and rent up 4% and hardgoods down 2%. Current and prior year acquisitions contributed sales growth of 2% in the current quarter. The Company’s organic sales growth reflected the impact of sluggish business conditions and continued economic uncertainty, which challenged sales volumes to a greater degree than expected.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 56.1%, an increase of 140 basis points from the prior year quarter, driven by a sales mix shift away from lower-margin hardgoods towards higher-margin gas and rent and margin expansion on price increases, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business.
The Company’s operating income margin increased to 13.2%, a 140 basis-point increase from the prior year quarter. The Company’s operating income margin increase was primarily driven by the combination of a reduction in SAP implementation costs compared to the prior year quarter and the achievement of SAP-related benefits during the current quarter. The impact of one additional selling day compared to the prior year quarter, the sales mix shift toward gas and rent, steps taken to alleviate the impact of rising costs in the current quarter and the absence of restructuring and other special charges in the current quarter also contributed to the expansion of operating income margin. These benefits were partially offset by a significant decline in operating income margin in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The prior year quarter’s operating income margin was burdened by 20 basis points of restructuring and other special charges.
Net earnings per diluted share increased to $1.27 in the current quarter versus $1.03 in the prior year quarter. The current quarter’s earnings per diluted share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.11 per diluted share compared to $0.09 per diluted share of SAP-related expenses in the prior year quarter. Additionally, following the U.S. Environmental Protection Agency’s (“EPA”) recent announcement (see comments below), the Company’s Refrigerant-22 (“R-22”) prices continued to be pressured despite moderation in the rates of year-over-year volume decline during the current quarter relative to the fiscal first quarter ended June 30, 2013, resulting in a year-over-year decline in net earnings of $0.04 per diluted share for the current quarter. Net earnings per diluted share in the current quarter also included a $0.02 per diluted share benefit related to a change in a state income tax law, while the prior year quarter included restructuring and other special charges of $0.02 per diluted share. Special items in each quarter consisted of the following:

	Three Months Ended
	September 30,
Effect on Diluted EPS	2013	2012
State income tax benefit	$0.02	$—
Restructuring and other special charges	—	(0.02)
Special items	$0.02	$(0.02)
Financing
At September 30, 2013, the Company had $300 million outstanding of 2.85% senior notes (the “2013 Notes”) that matured and were retired on October 1, 2013.
Additionally, on August 27, 2013, the Company announced its election to redeem the remaining $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million (approximately $6 million after tax, or approximately $0.08 per diluted share) will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs in the Company’s fiscal third quarter ending December 31, 2013.
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
During the current quarter, the EPA’s ruling pressured both sales volumes and pricing of R-22. The year-over-year negative impact on the Company’s earnings was $0.04 per diluted share. The Company expects this ruling to negatively impact its sales volumes and pricing through at least fiscal 2014, as a greater-than-expected amount of virgin R-22 will be available in the marketplace. For the full fiscal year 2014, the Company estimates a year-over-year negative impact of $0.15 per diluted share.
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas has been the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under long-term supply agreements. As a result of the helium shortage, however, over the past 27 months the Company’s suppliers have instituted helium volume allocations, which have limited the Company’s ability to supply helium to its own customers. These supply constraints have also forced the Company to shed non-contract helium customers at times and to allocate its limited helium supply to contract and critical need customers. To help mitigate the financial impact to Airgas, the Company has and will continue to explore alternative sources of helium and has instituted product allocations and price increases related to its helium customers at appropriate times.
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
Enterprise Information System
At September 30, 2013, over 90% of the Company’s Distribution business segment and all of its regional distribution businesses were successfully operating on SAP. At this stage in the Company’s phased implementation, each of its four Business Support Centers (“BSCs”), into which the regional company accounting and administrative functions were consolidated upon converting to SAP, are firmly in place. As of March 2013, the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes. These have not had a material impact to date on the Company’s financial results or internal controls, and the Company will continue to monitor these items carefully going forward.
The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform, in the second half of fiscal 2013. These benefits continued to ramp-up in the first half of fiscal 2014. The current quarter included $0.11 per diluted share of SAP-related benefits, net of implementation costs and depreciation expense. The prior year quarter included $0.09 per diluted share of SAP implementation costs and depreciation expense.
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

Third Quarter Outlook
The Company expects earnings per diluted share for the third fiscal quarter ending December 31, 2013 to be in the range of $1.07 to $1.12, including a loss on the extinguishment of debt charge of $0.08 per diluted share, an increase of 2% to 7% over earnings per diluted share of $1.05 in the third fiscal quarter ended December 31, 2012. The Company expects its organic sales growth rate for the quarter ending December 31, 2013 to be in the low single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

STATEMENT OF EARNINGS COMMENTARY
The Company reclassified $4.2 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the prior year quarter to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year quarter were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the prior year quarter. The following commentary for the prior year quarter has been updated to reflect the reclassification.
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
Net Sales
Net sales increased 4% to $1.28 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 2% and sales growth from current and prior year acquisitions of 2% in the current quarter. Both total and organic sales growth in the current quarter included approximately 1% from the benefit of one additional selling day compared to the prior year quarter. Gas and rent organic sales increased 4%, while hardgoods declined 2%. Organic sales were driven by pricing increases of 3%, offset by volume declines of 1%.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products grew 5% on an organic basis over the prior year quarter, with the specialty gas category showing the most improvement on increased prices and volumes.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities. Sales to strategic accounts grew 5% in the current quarter, primarily driven by new account signings, expansion of locations served and product lines sold to existing accounts, and positive pricing across the majority of segments.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$1,139,576	$1,082,891	$56,685	5%
All Other Operations	150,310	155,850	(5,540)	(4)%
Intercompany eliminations	(7,916)	(9,131)	1,215
	$1,281,970	$1,229,610	$52,360	4%

The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Rental fees are generally charged on cylinders, dewars (cryogenic liquid cylinders), bulk and micro-bulk tanks, tube trailers and certain welding equipment. Hardgoods generally consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies.
Distribution business segment sales increased 5% over the prior year quarter, with an increase in organic sales of 2%. Incremental sales from current and prior year acquisitions contributed sales growth of 3% in the current quarter. Higher pricing contributed 4% to organic sales growth in the Distribution business segment, more than offsetting the negative 2% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 5%, with pricing up 6% and volumes down 1%. Hardgoods organic sales within the Distribution business segment declined 1%, with pricing up 2% and volumes down 3%. The reduction in volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy.
Sales of strategic gas products sold through the Distribution business segment increased 7% in the current quarter from the prior year quarter on an organic basis. Among strategic gas products, bulk gas sales were up 7% as the impact of higher pricing and new business was partially offset by broad-based moderation in industrial activity. Sales of medical gases were up 5% as a result of higher pricing and volumes across most medical segments and new customer signings, partially offset by weakness in the homecare segment. Sales of specialty gases were up 9%, with increases in both prices and volumes.
Sales of both Safety products and the Company’s Radnor® private-label brand product line helped moderate the organic sales decline in hardgoods for the Distribution business segment. Both had organic sales growth rates of 4% in the current quarter compared to the prior year quarter. This compared favorably to the 1% decline in total hardgoods organic sales for the Distribution business segment for the same period.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales decreased 4% in total and on an organic basis compared to the prior year quarter. Both the total and organic sales decreases were driven by the negative impact of the recent EPA ruling on R-22 production and import allowances on the Company’s refrigerants business, as well as declines in the Company’s CO2 and ammonia businesses during the current quarter. The softening in these businesses more than offset the sales increases in the Company’s dry ice business during the current quarter.
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
Consolidated gross profits (excluding depreciation) increased 7% compared to the prior year quarter, principally due to the sales mix shift toward higher margin gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 140 basis points to 56.1% compared to 54.7% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects the items described above. Gas and rent represented 64.2% of the Company’s sales mix in the current quarter, up from 63.2% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$647,916	$599,731	$48,185	8%
All Other Operations	71,042	73,358	(2,316)	(3)%
	$718,958	$673,089	$45,869	7%

The Distribution business segment’s gross profits (excluding depreciation) increased 8% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.9% versus 55.4% in the prior year quarter, an increase of 150 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift towards gas and rent and margin expansion on price increases, partially offset by supplier price and internal production cost increases. As a percentage of the Distribution business segment’s sales, gas and rent increased 140 basis points to 59.8% in the current quarter, up from 58.4% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 3% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 20 basis points to 47.3% in the current quarter from 47.1% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by the impact of higher margins in the Company’s ammonia business due to lower feedstock costs, offset by continued margin compression in the Company’s refrigerants business, largely resulting from the EPA’s unexpected ruling in late March 2013.
Operating Expenses

Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Consolidated SD&A expenses increased $20 million, or 4%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $5 million of incremental operating costs associated with acquired businesses. Combined with rising health insurance costs, the incremental operating costs associated with acquired businesses represented more than 2% of the total increase in SD&A. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and expenses related to other strategic growth initiatives. These expenses substantially offset the favorable impact of the reduction in SAP implementation costs compared to the prior year quarter. As a percentage of net sales, SD&A expenses remained relatively consistent at 37.0% in the current quarter and 36.9% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$427,351	$400,966	$26,385	7%
All Other Operations	45,412	44,509	903	2%
Other	1,692	8,618	(6,926)
	$474,455	$454,093	$20,362	4%

SD&A expenses in the Distribution and All Other Operations business segments increased 7% and 2%, respectively, compared to the prior year quarter. For the Distribution business segment, more than half of the increase in SD&A costs was driven by incremental operating costs associated with acquired businesses of $5 million, rising health insurance costs and expenses associated with the expansion of the Airgas Total Access telesales program, the Company’s strategic pricing initiative and other strategic growth initiatives. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 50 basis points to 37.5% compared to 37.0% in the prior year quarter, primarily driven by the sales mix shift toward gas and rent, which carry higher operating costs than hardgoods, and moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 160 basis points to 30.2% compared to 28.6% in the prior year quarter, primarily driven by significant sales declines in the Company’s refrigerants, CO2 and ammonia businesses.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continues to incur some post-conversion support and training expenses related to the implementation of the new system. SAP-related costs were $1.7 million for the current quarter as compared to $8.6 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the prior year quarter:

Three Months Ended
September 30,
(In thousands)	2012
Restructuring costs	$310
Other related costs	2,133
Total restructuring and other special charges	$2,443
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
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been accrued.
During the prior year quarter, the Company recorded $0.3 million in restructuring costs. The Company also incurred $2.1 million of other costs in the prior year quarter related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Depreciation and Amortization
Depreciation expense increased $3.8 million, or 6%, to $68 million in the current quarter as compared to $65 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks). Amortization expense of $7 million in the current quarter increased only slightly from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $169 million increased 16% in the current quarter driven by the combination of a reduction in SAP implementation costs compared to the prior year quarter and the achievement of SAP-related benefits during the current quarter, the impact of one additional selling day compared to the prior year quarter, the sales mix shift toward gas and rent and steps taken to alleviate the impact of rising costs in the current quarter, as well as the absence of restructuring and other special charges in the current quarter. These benefits were partially offset by a significant decline in operating margins in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The consolidated operating income margin increased 140 basis points to 13.2% from 11.8% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$151,507	$134,054	$17,453	13%
All Other Operations	18,954	22,193	(3,239)	(15)%
Other	(1,692)	(11,061)	9,369
	$168,769	$145,186	$23,583	16%

Operating income in the Distribution business segment increased 13% in the current quarter compared to the prior year quarter. The Distribution business segment’s operating income margin increased 90 basis points to 13.3% compared to 12.4% in the prior year quarter. The increase in the Distribution business segment’s operating income margin reflects the achievement of SAP-related benefits in the current quarter, the impact of one additional selling day compared to the prior year quarter, the sales mix shift toward gas and rent and steps taken to alleviate the impact of rising costs in the current quarter, partially offset by margin pressure from low organic sales growth in the current quarter.
Operating income in the All Other Operations business segment decreased 15% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 12.6% decreased by 160 basis points compared to the operating income margin of 14.2% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants business, partially offset by margin improvement in the Company’s ammonia business.
Interest Expense, Net
Interest expense, net, was $21 million in the current quarter, representing an increase of $5 million compared to the prior year quarter. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed in fiscal 2013.
Income Tax Expense

The effective income tax rate was 36.5% of pre-tax earnings in the current quarter compared to 37.9% in the prior year quarter. During the current quarter, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 100 basis-point decrease to the effective income tax rate. The Company expects the effective income tax rate for fiscal 2014 to be approximately 37.5% of pre-tax earnings.
Net Earnings
Net earnings per diluted share increased 23% to $1.27 in the current quarter compared to $1.03 in the prior year quarter. Net earnings were $95 million compared to $81 million in the prior year quarter. The current quarter’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.11 per diluted share, representing a favorable $0.20 year-over-year change from the $0.09 per diluted share of SAP-related expenses in the prior year quarter. Also included in the current quarter’s diluted earnings per share is a negative $0.04 year-over-year impact stemming from the EPA’s recent ruling on R-22 production and import allowances. Net earnings per diluted share in the current quarter also included a $0.02 per diluted share benefit related to a change in a state income tax law, while the prior year quarter included restructuring and other special charges of $0.02 per diluted share.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2012

STATEMENT OF EARNINGS COMMENTARY
The Company reclassified $8.8 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the six months ended September 30, 2012 (“prior year period”) to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year period were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the prior year period. The following commentary for the prior year period has been updated to reflect the reclassification.
Net Sales
Net sales increased 3% to $2.6 billion for the six months ended September 30, 2013 (“current period”) compared to the prior year period, driven by organic sales growth of 1% and incremental sales of 2% contributed by acquisitions. Gas and rent organic sales increased 3% and hardgoods organic sales decreased 3%. Organic sales were driven by pricing increases of 3%, offset by volume declines of 2%. For the current period, sales of strategic products increased 4% on an organic basis as compared to the prior year period.
Strategic accounts also contributed to the increase in net sales for the current period. Strategic accounts sales growth of 5% was primarily driven by new account signings and increased activity in the majority of the Company’s customer segments, most notably in the energy, chemicals, manufacturing and metal fabrication segments.

	Six Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$2,280,660	$2,195,492	$85,168	4%
All Other Operations	297,580	309,685	(12,105)	(4)%
Intercompany eliminations	(16,379)	(18,311)	1,932
	$2,561,861	$2,486,866	$74,995	3%
Distribution business segment sales increased 4% compared to the prior year period with an increase in organic sales of 2% and incremental sales of 2% contributed by current and prior year acquisitions. Organic sales growth for the Distribution business segment was driven by pricing increases of 4%, offset by volume declines of 2%. The Distribution business segment’s gas and rent organic sales increased 5%, driven by pricing increases of 5%. Hardgoods organic sales decreased 2%, with volumes down 4% and pricing up 2%.
Sales of strategic gas products sold through the Distribution business segment increased 5% in the current period from the prior year period on an organic basis. Among strategic gas products, bulk gas sales were up 4% as the impact of higher pricing and new business was partially offset by broad-based moderation in industrial activity. Sales of medical gases were up 4% as a result of higher pricing and volumes across most medical segments and new customer signings, partially offset by weakness in the homecare segment. Sales of specialty gases were up 7%, with increases in both prices and volumes.

Sales of both Safety products and the Company’s Radnor® private-label brand product line helped moderate the organic sales decline in hardgoods for the Distribution business segment. Safety product sales increased 3% in the current period, and the Company’s Radnor® private-label line was up 2% for the current period. Both compared favorably to the 2% decline in hardgoods organic sales in the Distribution business segment but were weaker than expected.
The All Other Operations business segment sales decreased 4% in total and 5% on an organic basis compared to the prior year period, with incremental sales of 1% contributed by prior year acquisitions. The organic sales decrease in the All Other Operations business segment during the current period, which decreased on both a volume and price basis, was primarily driven by the negative impact of the recent EPA ruling on R-22 production and import allowances on the Company’s refrigerants business.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year period, principally due to the sales mix shift toward gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business. The consolidated gross profit margin (excluding depreciation) in the current period increased 100 basis points to 55.6% compared to 54.6% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the items described above.

	Six Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$1,283,873	$1,207,096	$76,777	6%
All Other Operations	139,433	149,888	(10,455)	(7)%
	$1,423,306	$1,356,984	$66,322	5%
The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.3% versus 55.0% in the prior year period, an increase of 130 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift toward gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases. As a percentage of the Distribution business segment’s sales, gas and rent increased to 59.4% from 57.9% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 7% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 150 basis points to 46.9% in the current period from 48.4% in the prior year period. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin compression in the Company’s refrigerants business, largely resulting from the EPA’s unexpected ruling in late March 2013 to allow for an increase in the production and import of R-22.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $38 million, or 4%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $11 million of incremental operating costs associated with acquired businesses. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and expenses related to other strategic growth initiatives. These expenses substantially offset the favorable impact of the reduction in SAP implementation costs compared to the prior year period. As a percentage of net sales, SD&A expenses increased to 37.0% in the current period from 36.6% in the prior year period.

	Six Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$854,582	$805,162	$49,420	6%
All Other Operations	88,952	85,883	3,069	4%
Other	4,396	18,556	(14,160)
	$947,930	$909,601	$38,329	4%

SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 4%, respectively, in the current period. For the Distribution business segment, more than half of the increase in SD&A costs was driven by incremental operating costs associated with acquired businesses of $10 million, rising health insurance costs and expenses associated with the expansion of the Airgas Total Access telesales program, the Company’s strategic pricing initiative and other strategic growth initiatives. For the All Other Operations business segment, $1 million of the increase in SD&A costs was related to incremental operating costs associated with acquired businesses. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 80 basis points to 37.5% compared to 36.7% in the prior year period, driven by the sales mix shift toward gas and rent, which carry higher operating costs than hardgoods, and moderating sales growth relative to expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 220 basis points to 29.9% compared to 27.7% in the prior year period, primarily due to sales declines in the Company’s refrigerants, CO2 and nitrous oxide businesses.
SD&A Expenses – Other
Enterprise Information System
SAP implementation costs for the current period were $4.4 million compared to $18.6 million in the prior year period, as the Company continues to incur some post-conversion support and training expenses related to the implementation of the new system.
Restructuring and Other Special Charges
The following table presents the components of restructuring and other special charges for the prior year period:

Six Months Ended
September 30,
(In thousands)	2012
Restructuring costs	$798
Other related costs	5,628
Asset impairment charges	1,729
Total restructuring and other special charges	$8,155
Restructuring and Other Related Costs
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been accrued. Cash payments and other adjustments to the March 31, 2013 accrued liability balances associated with the restructuring plan were $3.2 million for the current period.
During the prior year period, the Company recorded $0.8 million in restructuring costs. The Company also incurred $5.6 million of other costs in the prior year period related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the prior year period.
Depreciation and Amortization
Depreciation expense increased $7 million, or 5%, to $136 million in the current period as compared to $129 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks) and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $14 million in the current period was $1 million higher than that of the prior year period, driven by acquisitions.
Operating Income
Consolidated operating income of $325 million increased 10% in the current period driven by the combination of a reduction in SAP implementation costs compared to the prior year period, the achievement of SAP-related benefits during the current period, the sales mix shift toward gas and rent and steps taken to alleviate the impact of rising costs in the current period, as well as the absence of restructuring and other special charges in the current period. These benefits were partially offset by a significant decline in operating margins in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The consolidated operating income margin improved 80 basis points to 12.7% in the current period from 11.9% in the prior year period.

	Six Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2013	2012
Distribution	$292,507	$272,760	$19,747	7%
All Other Operations	37,272	50,827	(13,555)	(27)%
Other	(4,396)	(26,711)	22,315
	$325,383	$296,876	$28,507	10%
Operating income in the Distribution business segment increased 7% in the current period. The Distribution business segment’s operating income margin increased 40 basis points to 12.8% compared to 12.4% in the prior year period. The increase in the Distribution business segment’s operating income margin reflects the achievement of SAP-related benefits in the current period, the sales mix shift toward gas and rent and steps taken to alleviate the impact of rising costs in the current period, partially offset by margin pressure from low organic sales growth in the current period.
Operating income in the All Other Operations business segment decreased 27% compared to the prior year period. The All Other Operations business segment’s operating income margin of 12.5% decreased by 390 basis points compared to the operating income margin of 16.4% in the prior year period, primarily driven by margin compression in the refrigerants businesses.
Interest Expense, Net
Interest expense, net, was $41 million in the current period, representing an increase of $10 million, or 31%, compared to the prior year period. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed in fiscal 2013.
Other Income, Net
The decrease of $7.9 million in “Other income, net” was primarily driven by the Company’s divestiture of the assets and operations of five branch locations in western Canada during the prior year period. The Company realized a gain of $6.8 million ($5.5 million after tax) on the sale in the prior year period.
Income Tax Expense
The effective income tax rate was 37.1% of pre-tax earnings in the current period compared to 37.5% in the prior year period. During the current period, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 50 basis-point decrease to the effective income tax rate.
Net Earnings
Net earnings per diluted share rose 11% to $2.41 in the current period compared to $2.18 in the prior year period. Net earnings were $180 million compared to $172 million in the prior year period. The current period’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.17, representing a favorable $0.36 year-over-year change from the $0.19 of SAP-related expenses in the prior year period. Also included in the current period’s diluted earnings per share is a negative $0.11 year-over-year impact stemming from the EPA’s recent ruling on R-22 production and import allowances. Net earnings per diluted share in the current period also included a $0.02 per diluted share benefit related to a change in a state income tax law. There was no net impact from special items on the prior year period’s net earnings per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $381 million in the current period compared to $264 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Net earnings	$179,668	$171,818
Non-cash and non-operating activities (1)	172,313	156,912
Changes in working capital	29,787	(63,256)
Other operating activities	(574)	(1,525)
Net cash provided by operating activities	$381,194	$263,949
____________________

(1)	Includes depreciation, amortization, impairment charges, deferred income taxes, gain on sales of plant, equipment and businesses, and stock-based compensation expense.
The decrease in the use of cash for working capital in the current period was primarily driven by a lower required investment in working capital, reflecting a low organic sales growth environment. Net earnings plus non-cash and non-operating activities provided cash of $352 million in the current period and $329 million in the prior year period.
As of September 30, 2013, $12 million of the Company’s $111 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Capital expenditures	$(168,483)	$(162,199)
Proceeds from sales of plant, equipment and businesses	7,292	20,201
Business acquisitions and holdback settlements	(15,745)	(18,652)
Other investing activities	(1,869)	(842)
Net cash used in investing activities	$(178,805)	$(161,492)
Capital expenditures as a percentage of sales were 6.6% and 6.5% for the current and prior year periods, respectively. During the prior year period, the Company sold five branch locations in western Canada, in addition to other plant and equipment, and received proceeds of $20.2 million related to the sale of these businesses and other plant and equipment. During the current period, the Company purchased five businesses with historical annual sales of approximately $12 million, and in the prior year period the Company purchased eight businesses with historical annual sales of approximately $19 million.
Free cash flow* in the current period was $238 million compared to $121 million in the prior year period. The increase in free cash flow from the prior year period was primarily driven by adjusted cash from operations*, which was $397 million in the current period compared to $277 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Net cash repayments	$(115,197)	$(68,822)
Purchase of treasury stock	(8,127)	—
Dividends paid to stockholders	(70,505)	(61,634)
Other financing activities	16,319	31,203
Net cash used in financing activities	$(177,510)	$(99,253)
During the current period, net financing activities used cash of $178 million. Net cash repayments on debt obligations in the current period were $115 million, primarily related to the pay down of $118 million on the trade receivables securitization agreement. In October 2012, the Company announced a $600 million share repurchase program. During the six months ended March 31, 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. The final repurchase under the program, however, settled subsequent to the fiscal 2013 year end, resulting in a cash outflow of $8 million related to the repurchase program in the current period. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $16 million during the current period.
In the prior year period, net financing activities used cash of $99 million. Net cash repayments on debt obligations in the prior year period were $69 million, primarily related to a reduction in the funds outstanding under the Company’s commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $31 million during the prior year period.

*	See Non-GAAP reconciliations below.
Dividends
During the current period, the Company paid its stockholders dividends of $71 million or $0.48 per share in the first and second quarters of fiscal 2014. During the prior year period, the Company paid dividends of $62 million or $0.40 per share in the first and second quarters of fiscal 2013. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on January 1, 2014, but may be extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At September 30, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company has used proceeds from the commercial paper program to pay down amounts outstanding under its revolving credit facility and for general corporate purposes. There were no borrowings outstanding under the commercial paper program at September 30, 2013 or March 31, 2013.
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
At September 30, 2013, the amount of outstanding borrowing under the Securitization Agreement was $177 million, and the additional borrowing capacity under the Securitization Agreement was $118 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires in December 2015 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Senior Credit Facility
The Company participates in a $750 million Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility consists of a $650 million U.S. dollar revolving credit line, with a $65 million letter of credit sublimit and a $50 million swingline sublimit, and a $100 million (U.S. dollar equivalent) multi-currency revolving credit line. The expiration date of the Credit Facility is July 19, 2016. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $325 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of September 30, 2013, the Company had $42 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2013, the weighted average effective interest rate on the multi-currency revolver was 1.65%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At September 30, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $10.8 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2013, these revolving credit borrowings were €5.8 million (U.S. $7.8 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of September 30, 2013, the effective interest rate on the French revolving credit borrowings was 1.38%. The line of credit expires on July 19, 2016.
Total Borrowing Capacity
As of September 30, 2013, approximately $657 million remained available under the Company’s Credit Facility, after giving effect to the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver. Additionally, the Company had borrowing capacity of $118 million under the Securitization Agreement at September 30, 2013, for a total borrowing capacity under these facilities of $775 million. As discussed below, the Company’s $300 million 2.85% senior notes matured on October 1, 2013 and, in accordance with the Company’s previously exercised redemption provision, the maturity date on the remaining $215 million of the Company’s 7.125% senior subordinated notes was accelerated to the redemption date of October 2, 2013. During the first week of October 2013, the Company made its final payments on the 2013 Notes and 2018 Senior Subordinated Notes and financed these requirements with the proceeds of commercial paper issuances, excess cash and utilization under its Securitization Agreement. Principal, interest, and premium on the redemption of the 2018 Senior Subordinated Notes and principal and interest on the 2013 Notes paid in the first week of October 2013 was $535 million.
The Company believes that it has sufficient liquidity from cash from operations and under its Securitization Agreement and revolving credit facilities to meet its working capital, capital expenditure and other financial commitments. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement, divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2013, the Company’s leverage ratio was 2.7.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At September 30, 2013, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
At September 30, 2013, the Company had $300 million outstanding of 2.85% senior notes that matured and were retired on October 1, 2013. The 2013 Notes were issued at a discount with a yield of 2.871%. The 2013 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheets based on the maturity date.
At September 30, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. At September 30, 2013, the 2014 Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
At September 30, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At September 30, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At September 30, 2013, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At September 30, 2013, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At September 30, 2013, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2013, 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Senior Subordinated Notes
At September 30, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018. The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On August 27, 2013, the Company announced its election to redeem the remaining $215 million outstanding on the 2018 Senior Subordinated Notes, and on October 2, 2013 (the “redemption date”), the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. The election to exercise the redemption provision of the 2018 Senior Subordinated Notes accelerated the maturity date of the notes to the redemption date. As such, the 2018 Senior Subordinated Notes were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet at September 30, 2013. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million (approximately $6 million after tax, or approximately $0.08 per diluted share) will be recognized related to the redemption premium and the write-off of unamortized debt issuance costs in the fiscal quarter ending December 31, 2013.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At September 30, 2013, other long-term debt totaled $1.6 million with an average interest rate of approximately 6.3% and an average maturity of approximately 1.8 years.

Interest Rate Derivatives
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. During each of the current and prior year periods, $259 thousand of the loss on the treasury rate lock was reclassified to interest expense. At September 30, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax).
The Company also has variable interest rate swap agreements, which are designated as fair value hedges. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
At September 30, 2013, the Company had five variable interest rate swaps outstanding with a notional amount of $300 million. These variable interest rate swaps effectively converted the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. On October 1, 2013, the variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes.
During the current period, the fair value of the variable interest rate swaps decreased by $2.5 million. The carrying value of the 2013 Notes caused by the hedged risk also decreased by $2.5 million during the current period. The Company records the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and six months ended September 30, 2013 and 2012.
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
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio as of September 30, 2013, for every 25 basis-point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.3 million.
Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Six Months Ended
	September 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$381,194	$263,949
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	8,797	8,512
Excess tax benefit realized from the exercise of stock options	6,568	4,927
Adjusted cash from operations	396,559	277,388
Capital expenditures	(168,483)	(162,199)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	7,292	4,481
Operating lease buyouts	2,516	1,745
Adjusted capital expenditures	(158,675)	(155,973)
Free cash flow	$237,884	$121,415

Net cash used in investing activities	$(178,805)	$(161,492)
Net cash used in financing activities	$(177,510)	$(99,253)

The Company believes its adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures provide investors meaningful insight into its ability to generate cash from operations, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. The Company’s free cash flow financial measure has limitations and does not represent the residual cash flow available for discretionary expenditures. Certain non-discretionary expenditures such as payments on maturing debt obligations are excluded from the Company’s computation of its free cash flow financial measure. Non-GAAP financial measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures may be different from the adjusted cash from operations, adjusted capital expenditures, and free cash flow financial measures provided by other companies.

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The following describes updates to the Company’s critical accounting estimates, which are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Goodwill
The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. Examples of such events and circumstances include changes in macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit-specific items. In evaluating whether an interim goodwill impairment test should be performed for a specific reporting unit, the Company considers the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit, rather than considering each event or circumstance in isolation. The Company performs its annual goodwill impairment test as of October 31 of each year.
Based on the Company’s most recently completed annual goodwill impairment test as of October 31, 2012, the fair value of one of the Company’s reporting units in its All Other Operations business segment was not substantially in excess of its carrying amount. The Company continues to monitor this business and does not believe that an interim goodwill impairment test was required as of September 30, 2013. A deterioration in the financial performance of the reporting unit or other reporting unit-specific changes could indicate that the fair value of the reporting unit is less than its carrying amount; however, the amount of goodwill associated with this reporting unit is not material to the Company’s consolidated financial statements.
As discussed in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q, sales and margins at the Company’s refrigerants business have been pressured given the recent EPA ruling allowing for an increase in the production and import of virgin R-22 in calendar year 2013. Despite the evolving regulatory environment and resulting impact on this reporting unit’s results, the Company does not believe that an interim goodwill impairment test was required as of September 30, 2013 for its refrigerants business. During the Company’s most recently completed annual goodwill impairment test as of October 31, 2012, there was no indication that the fair value of the reporting unit did not exceed its carrying amount based on the Company’s qualitative goodwill impairment evaluation as permitted under the relevant accounting standards. Furthermore, the fair value of the refrigerants reporting unit exceeded its carrying amount by more than 10% based on the most recent quantitative goodwill impairment test performed as of October 31, 2011. The amount of goodwill associated with this reporting unit is $88 million. The Company believes that the impact from the EPA’s ruling will be temporary in nature. However, changes in the reporting unit’s estimated future cash flows as a result of future regulatory changes could adversely affect the fair value or carrying amount of this reporting unit.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2013 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Other than the announced election to redeem the remaining $215 million outstanding at September 30, 2013 of the 2018 Senior Subordinated Notes and subsequent redemption on October 2, 2013, there have been no significant changes to the Company’s contractual obligations during the six months ended September 30, 2013.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the expectation that by December 31, 2013, the Company will have achieved a minimum of $75 million in annual run-rate operating income benefits and other economic benefits related to its SAP enterprise information system; the Company’s expectations for earnings per diluted share and organic sales growth, and related expectations and assumptions, for the third quarter of fiscal 2014; expectations for continued helium supply chain disruption in fiscal 2014, with some increase in product availability, and the anticipated time frame for regaining lost customers and sales; the Company’s plan to continue to explore alternative sources of helium; the expectation of a decline in prices and volumes of R-22 in the remainder of fiscal 2014 and the related impact on earnings in fiscal 2014; the expectation for a significant step-down in R-22 production in calendar year 2015 and an increase in demand for the Company’s reclaimed and recycled R-22; expectations of continued SAP-related post-implementation costs; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation for its overall effective income tax rate for fiscal 2014; the Company’s belief that it will not need to repatriate cash held outside of the U.S and its intent to permanently reinvest the cash held outside of the U.S. in its foreign operations; the Company’s belief that it has sufficient liquidity from cash from operations and under its Securitization Agreement and revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s estimate that for every 25 basis-point increase in LIBOR, annual interest expense will increase by approximately $1.3 million based on its fixed to variable interest rate ratio at September 30, 2013; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange rate fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; increased disruption in our helium supply chain and the anticipated time frame for regaining lost customers and sales; the impact on the Company’s refrigerants business from the recent EPA ruling on production and import allowances; adverse changes in customer buying patterns resulting from adverse economic conditions; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2014 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; the tax impact in the event that the Company repatriates cash from its foreign operations; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; higher than expected expenses associated with the expansion of the Company’s telesales business; higher than expected implementation costs of the SAP system; post-implementation problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships as well as the timely collection of accounts receivable; the Company’s ability to achieve anticipated benefits enabled by the conversion to the SAP system; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; the extent and duration of current economic trends in the U.S.; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
The table below summarizes the Company’s market risks associated with debt obligations and interest rate swaps at September 30, 2013. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or were based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$0.2	$0.7	$0.4	$0.2	$0.1	$—	$1.6	$1.7
Interest expense	0.05	0.06	0.03	0.01	0.01	—	0.2
Average interest rate	6.42%	5.98%	5.99%	6.54%	7.42%	—
Senior notes due 10/1/2013	$300.0	$—	$—	$—	$—	$—	$300.0	$300.0
Interest expense	—	—	—	—	—	—	—
Interest rate	2.85%	—	—	—	—	—
Senior notes due 9/15/2014	$—	$400.0	$—	$—	$—	$—	$400.0	$414.4
Interest expense	9.0	8.3	—	—	—	—	17.3
Interest rate	4.50%	4.50%	—	—	—	—
Senior notes due 10/1/2015	$—	$—	$250.0	$—	$—	$—	$250.0	$259.8
Interest expense	4.1	8.1	4.1	—	—	—	16.3
Interest rate	3.25%	3.25%	3.25%	—	—	—
Senior notes due 6/15/2016	$—	$—	$—	$250.0	$—	$—	$250.0	$259.9
Interest expense	3.7	7.4	7.4	1.5	—	—	20.0
Interest rate	2.95%	2.95%	2.95%	2.95%	—	—
Senior notes due 2/15/2018	$—	$—	$—	$—	$325.0	$—	$325.0	$318.3
Interest expense	2.7	5.4	5.4	5.4	4.6	—	23.5
Interest rate	1.65%	1.65%	1.65%	1.65%	1.65%	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$—	$275.0	$275.0	$261.9
Interest expense	3.3	6.5	6.5	6.5	6.5	12.3	41.6
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%
Senior subordinated notes originally due 10/1/2018 (c)	$215.4	$—	$—	$—	$—	$—	$215.4	$223.2
Interest expense	—	—	—	—	—	—	—
Interest rate	7.13%	—	—	—	—	—
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$232.1
Interest expense	3.6	7.3	7.3	7.3	7.3	33.4	66.2
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit borrowings - Multi-currency	$—	$—	$—	$42.1	$—	$—	$42.1	$42.1
Interest expense	0.4	0.7	0.7	0.2	—	—	2.0
Interest rate (a)	1.65%	1.65%	1.65%	1.65%	—	—
Revolving credit borrowings - France	$—	$—	$—	$7.8	$—	$—	$7.8	$7.8
Interest expense	0.1	0.1	0.1	0.03	—	—	0.3
Interest rate (b)	1.38%	1.38%	1.38%	1.38%	—	—
Trade receivables securitization	$—	$—	$177.0	$—	$—	$—	$177.0	$177.0
Interest expense	0.8	1.6	1.1	—	—	—	3.5
Interest rate	0.92%	0.92%	0.92%	—	—	—
Interest Rate Swaps:
5 swaps receive fixed/pay variable (d)
Notional amounts	$300.0	$—	$—	$—	$—	$—	$300.0	$—
Swap (receipts)	—	—	—	—	—	—	—
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

(c)
On August 27, 2013, the Company announced its election to redeem the remaining $215 million outstanding on the 2018 Senior Subordinated Notes, and on October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%.

(d)	On October 1, 2013, the Company’s variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes.
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of September 30, 2013, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
Canadian subsidiaries and the European operations of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange rate fluctuations to be immaterial to its financial position and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, as updated in Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated:	November 7, 2013		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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