Form 10-Q
period 2013-12-31
AIRGAS INC
filed 2014-02-10
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of February 6, 2014 was 73,961,790.

AIRGAS, INC.

FORM 10-Q
December 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net Sales	$1,242,846	$1,207,708	$3,804,707	$3,694,574
Costs and Expenses:
Cost of products sold (excluding depreciation)	537,670	530,565	1,676,225	1,660,447
Selling, distribution and administrative expenses	472,687	459,175	1,420,617	1,368,776
Restructuring and other special charges (benefits), net (Note 16)	—	(1,729)	—	6,426
Depreciation	69,905	65,804	205,422	194,820
Amortization	7,665	6,614	22,141	19,950
Total costs and expenses	1,087,927	1,060,429	3,324,405	3,250,419
Operating Income	154,919	147,279	480,302	444,155
Interest expense, net	(16,216)	(16,472)	(57,675)	(48,102)
Loss on the extinguishment of debt (Note 7)	(9,150)	—	(9,150)	—
Other income, net	2,292	805	3,879	10,329
Earnings before income taxes	131,845	131,612	417,356	406,382
Income taxes	(49,086)	(48,697)	(154,929)	(151,649)
Net Earnings	$82,759	$82,915	$262,427	$254,733
Net Earnings Per Common Share:
Basic earnings per share	$1.12	$1.07	$3.57	$3.30
Diluted earnings per share	$1.10	$1.05	$3.51	$3.23
Weighted Average Shares Outstanding:
Basic	73,767	77,417	73,505	77,123
Diluted	75,094	78,944	74,812	78,883

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Net earnings	$82,759	$82,915	$262,427	$254,733
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,308)	(135)	(1,845)	361
Reclassification of hedging loss included in net earnings	129	129	388	388
Other comprehensive income (loss), before tax	(1,179)	(6)	(1,457)	749
Net tax expense of other comprehensive income items	(48)	(48)	(144)	(144)
Other comprehensive income (loss), net of tax	(1,227)	(54)	(1,601)	605
Comprehensive income	$81,532	$82,861	$260,826	$255,338

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	December 31, 2013	March 31, 2013
ASSETS
Current Assets
Cash	$62,225	$86,386
Trade receivables, less allowances for doubtful accounts of $35,543 and $28,650 at December 31, 2013 and March 31, 2013, respectively	664,966	710,740
Inventories, net	489,379	474,821
Deferred income tax asset, net	58,242	53,562
Prepaid expenses and other current assets	127,561	138,321
Total current assets	1,402,373	1,463,830
Plant and equipment at cost	4,840,799	4,585,933
Less accumulated depreciation	(2,071,679)	(1,899,628)
Plant and equipment, net	2,769,120	2,686,305
Goodwill	1,277,266	1,195,613
Other intangible assets, net	262,486	226,824
Other non-current assets	44,014	45,653
Total assets	$5,755,259	$5,618,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$159,033	$183,258
Accrued expenses and other current liabilities	350,475	374,883
Short-term debt	443,209	—
Current portion of long-term debt	400,376	303,573
Total current liabilities	1,353,093	861,714
Long-term debt, excluding current portion	1,704,744	2,304,245
Deferred income tax liability, net	839,367	825,612
Other non-current liabilities	89,469	89,671
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2013 and March 31, 2013	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,301 and 87,135 shares issued at December 31, 2013 and March 31, 2013, respectively	873	871
Capital in excess of par value	776,790	729,850
Retained earnings	2,002,146	1,861,395
Accumulated other comprehensive income	2,837	4,438
Treasury stock, 13,472 and 14,077 shares at cost at December 31, 2013 and March 31, 2013, respectively	(1,014,060)	(1,059,571)
Total stockholders’ equity	1,768,586	1,536,983
Total liabilities and stockholders’ equity	$5,755,259	$5,618,225

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$262,427	$254,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	205,422	194,820
Amortization	22,141	19,950
Impairment	—	1,729
Deferred income taxes	9,061	14,163
Gain on sales of plant and equipment	(1,268)	(126)
Gain on sale of businesses	—	(6,822)
Stock-based compensation expense	24,542	22,744
Loss on the extinguishment of debt	9,150	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	52,930	15,579
Inventories, net	(9,885)	(49,972)
Prepaid expenses and other current assets	8,023	(37,410)
Accounts payable, trade	(26,663)	(19,594)
Accrued expenses and other current liabilities	(597)	(6,526)
Other, net	(1,421)	1,790
Net cash provided by operating activities	553,862	405,058
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(257,476)	(244,052)
Proceeds from sales of plant, equipment and businesses	11,427	23,438
Business acquisitions and holdback settlements	(179,581)	(94,630)
Other, net	(957)	(1,668)
Net cash used in investing activities	(426,587)	(316,912)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	442,948	(104,181)
Proceeds from borrowings of long-term debt	132,525	260,372
Repayment of long-term debt	(635,721)	(18,115)
Financing costs	(7,676)	(2,076)
Purchase of treasury stock	(8,127)	(222,163)
Proceeds from the exercise of stock options	29,771	78,091
Stock issued for the Employee Stock Purchase Plan	12,974	12,781
Excess tax benefit realized from the exercise of stock options	9,426	33,352
Dividends paid to stockholders	(105,936)	(92,655)
Change in cash overdraft and other	(21,620)	(11,609)
Net cash used in financing activities	(151,436)	(66,203)
Change in cash	$(24,161)	$21,943
Cash – Beginning of period	86,386	44,663
Cash – End of period	$62,225	$66,606

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
The Company reclassified $3.1 million and $11.9 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the three and nine months ended December 31, 2012, respectively, to correct an error in the prior year classification. Consolidated operating income and net earnings for the three and nine months ended December 31, 2012 were not impacted by the correction, and the amounts are not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the three and nine months ended December 31, 2012.

(2) ACCOUNTING AND DISCLOSURE CHANGES
Accounting Pronouncements Not Yet Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which clarifies the accounting for the release of cumulative translation adjustments (“CTA”) into net income upon deconsolidation and consolidation transactions related to foreign entities. ASU 2013-05 states that for transactions within a foreign entity (such as a sale of assets), CTA should be released into net income in its entirety when the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. However, transactions impacting investments in a foreign entity (such as a sale of ownership interests) may result in a full or partial release of CTA into net income even if complete or substantially complete liquidation of the foreign entity has not occurred. Step acquisitions, in which the acquirer holds an equity interest prior to obtaining control, are also impacted such that the acquiring company is required to release CTA into net income when control is obtained and consolidation occurs. The new guidance is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The guidance is not expected to have a material impact on the Company’s financial position, results of operation or liquidity upon adoption; rather, the Company will apply the provisions of the new guidance to applicable transactions related to its foreign entities subsequent to adoption. The Company’s CTA balance at December 31, 2013 was $3.4 million.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), which provides clarification on the financial statement presentation of unrecognized tax benefits. ASU 2013-11 specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If such deferred tax asset is not available at the reporting date to settle additional income taxes resulting from the disallowance of a tax position, or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company has unrecognized state tax benefits of approximately $17 million (excluding accrued interest) recorded on a gross basis in other non-current liabilities at December 31, 2013. However, the Company does not believe the new guidance will have a material impact on the balance sheet presentation of its unrecognized tax benefits based on the nature of these items.

(3) ACQUISITIONS AND DIVESTITURES
Current Year Acquisitions

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the nine months ended December 31, 2013, the Company paid net cash consideration of $181.1 million for the purchase of nine businesses and the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. The nine businesses acquired during the nine months ended December 31, 2013 had historical annual sales of approximately $70 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012. Transaction and other integration costs incurred during the nine months ended December 31, 2013 were $1 million and were included in selling, distribution and administrative expenses in the Company’s Consolidated Statement of Earnings. These acquisitions contributed approximately $14 million in net sales for the nine months ended December 31, 2013.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for the businesses acquired during the nine months ended December 31, 2013 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to fiscal 2014 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$12,485	$9	$12,494
Plant and equipment	41,249	(746)	40,503
Goodwill	82,369	(216)	82,153
Other intangible assets	56,439	—	56,439
Current liabilities	(8,707)	1,367	(7,340)
Non-current liabilities	(3,118)	—	(3,118)
Net assets acquired	$180,717	$414	$181,131
The fair value of trade receivables acquired with fiscal 2014 acquisitions was $7.7 million, with gross contractual amounts receivable of $8.1 million. Goodwill associated with fiscal 2014 acquisitions was $80.1 million of which $76.5 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases, and related supplies. Other intangible assets related to fiscal 2014 acquisitions represent customer relationships and non-competition agreements, and amounted to $53.5 million and $2.8 million, respectively. See Note 5 for further information on goodwill and other intangible assets.
The following table provides unaudited pro forma results of operations for the nine months ended December 31, 2013 and 2012, as if fiscal 2014 acquisitions had occurred on April 1, 2012. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2012 or of results that may occur in the future.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2013	2012
Net sales	$3,844,583	$3,745,623
Net earnings	264,250	256,964
Diluted earnings per share	$3.53	$3.26
Prior Year Acquisitions
During the nine months ended December 31, 2012, the Company purchased fifteen businesses. A total of $94.6 million in net cash was paid for the fifteen businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred during the nine months ended December 31, 2012 were $1 million. The acquired businesses had aggregate historical annual sales of approximately $94 million. These acquisitions contributed approximately $10 million in net sales for the nine months ended December 31, 2012. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.
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

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	December 31, 2013	March 31, 2013
Hardgoods	$325,611	$317,119
Gases	163,768	157,702
	$489,379	$474,821

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the nine months ended December 31, 2013 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2013	$998,128	$197,485	$1,195,613
Acquisitions (a)	82,369	(216)	82,153
Other adjustments, including foreign currency translation	(446)	(54)	(500)
Balance at December 31, 2013	$1,080,051	$197,215	$1,277,266
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Annual Test for Goodwill Impairment

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year. At October 31, 2013, the Company had 20 reporting units in the Distribution business segment and 6 reporting units in the All Other Operations business segment, each of which constitutes an operating segment for purposes of the Company’s segment reporting.
GAAP provides that prior to performing the traditional two-step goodwill impairment test, the Company is permitted to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value, referred to as the “Step 0” assessment. The Step 0 assessment requires the evaluation of certain events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit-specific items. After performing the Step 0 assessment, should the Company determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the prescribed two-step goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if the Company concludes otherwise based on the Step 0 assessment, the two-step goodwill impairment test is not required. The Step 0 assessment can be applied to none, some or all of the Company’s reporting units in any period, and the Company may also bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test for the given reporting unit.
For the October 31, 2013 goodwill impairment test, the Company applied the Step 0 assessment to all 20 of the reporting units in the Distribution business segment and 4 of the 6 reporting units in the All Other Operations business segment. After performing the Step 0 assessment for these reporting units, the Company concluded that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. Therefore, the two-step goodwill impairment test is not necessary for these reporting units.
However, the Company bypassed the option to perform the Step 0 assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for two of its reporting units in the All Other Operations business segment, namely its refrigerants business and a small medical systems business. The Company determined the estimated fair value of these reporting units as of October 31, 2013 using a discounted cash flow model and compared these values to the carrying values of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on the reporting unit business plans, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rate used to estimate the fair value of the reporting units exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller entities. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of the reporting units.
For the Company’s refrigerants business, the result of the annual goodwill impairment test indicated that the fair value of the reporting unit was substantially in excess of its carrying amount. The forecasted cash flows for this business reflect an evolving regulatory environment, which most recently was impacted by the United States Environmental Protection Agency’s (“EPA”) ruling in March 2013 that allowed for an increase in the production and import of Refrigerant-22 (“R-22”) in calendar year 2013. The ruling pressured both volumes and pricing of R-22 given the increased supply in the market. The Company believes that the impact on its earnings from the EPA’s ruling will be temporary in nature, and that its refrigerants business is well-positioned to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22, as the phase-out related to regulations adopted by the U.S. in response to the Montreal Protocol on Substances that Deplete the Ozone Layer progresses. However, changes in the amount or timing of the reporting unit’s estimated future cash flows as a result of unexpected regulatory changes could adversely affect the fair value or carrying amount of this reporting unit. As a result, the Company will continue to monitor this business and consider interim analyses of goodwill as appropriate. The amount of goodwill associated with this reporting unit was $88 million at December 31, 2013.
The result of the goodwill impairment test for the medical systems business in the Company’s All Other Operations business segment did not indicate that the reporting unit’s goodwill was potentially impaired. However, the fair value of the reporting unit was not substantially in excess of its carrying amount. The Company will continue to monitor this business and consider interim analyses of goodwill as appropriate; however, the amount of goodwill associated with this reporting unit is not material to the Company’s consolidated financial statements.
Other Intangible Assets
Other intangible assets by major class are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	December 31, 2013				March 31, 2013
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$343,141	$(101,968)	$241,173	15	$294,598	$(91,354)	$203,244
Non-competition agreements	7	39,834	(18,710)	21,124	7	42,891	(19,338)	23,553
Other		199	(10)	189		1,295	(1,268)	27
		$383,174	$(120,688)	$262,486		$338,784	$(111,960)	$226,824
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods ranging from seven to 25 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value of an other intangible asset or asset group is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the nine months ended December 31, 2013 and 2012 was $21.2 million and $19.2 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2014 - $7.3 million; 2015 - $28.8 million; 2016 - $27.1 million; 2017 - $25.3 million; 2018 - $23.6 million; and $150.4 million thereafter.
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
As a result of the impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the three months ended June 30, 2012. The charge was reflected in the “Restructuring and other special charges (benefits), net” line item of the Company’s Consolidated Statement of Earnings and was not allocated to the Company’s business segments (see Note 14).
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	December 31, 2013	March 31, 2013
Accrued payroll and employee benefits	$101,363	$89,131
Business insurance reserves (a)	52,610	53,619
Taxes other than income taxes	20,842	23,154
Cash overdraft	63,088	83,158
Deferred rental revenue	33,144	31,909
Accrued interest	13,103	23,373
Other accrued expenses and current liabilities	66,325	70,539
	$350,475	$374,883
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $13.9 million and $14.0 million at December 31, 2013 and March 31, 2013, respectively, which are included within the “Prepaid expenses and other current assets” line item on the Company’s Consolidated Balance Sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	December 31, 2013	March 31, 2013
Short-term
Money market loans	$—	$—
Commercial paper	443,209	—
Short-term debt	$443,209	$—

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	52,236	36,705
Revolving credit borrowings - France	8,040	7,372
Senior notes, net	1,748,669	2,050,820
Senior subordinated notes	—	215,446
Other long-term debt	1,175	2,475
Total long-term debt	2,105,120	2,607,818
Less current portion of long-term debt	(400,376)	(303,573)
Long-term debt, excluding current portion	$1,704,744	$2,304,245

Total debt	$2,548,329	$2,607,818
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2013 and now expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be extended subject to renewal

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced. The Company has used proceeds from commercial paper issuances for general corporate purposes. At December 31, 2013, $443 million was outstanding under the commercial paper program and the average effective interest rate was 0.35%. There were no borrowings outstanding under the commercial paper program as of March 31, 2013.
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
On December 5, 2013, the Company entered into the Fourth Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 4, 2015 to December 5, 2016. At December 31, 2013, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of December 31, 2013, the Company had $52 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2013, the weighted average effective interest rate on the multi-currency revolver was 1.74%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At December 31, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At December 31, 2013, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of December 31, 2013, $203 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2013,

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

these revolving credit borrowings were €5.9 million (U.S. $8.0 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2013, the effective interest rate on the French revolving credit borrowings was 1.43%. The line of credit expires on July 19, 2016.
Senior Notes
At December 31, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
At December 31, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At December 31, 2013, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At December 31, 2013, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At December 31, 2013, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
On October 1, 2013, the Company’s $300 million of 2.85% senior notes (the “2013 Notes”) matured.
Senior Subordinated Notes
At March 31, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the three months ended December 31, 2013 related to the redemption premium and the write-off of unamortized debt issuance costs.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2013, other long-term debt totaled $1.2 million with an average interest rate of approximately 6.5% and an average maturity of approximately 1.9 years.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at December 31, 2013 are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)	Debt Maturities (a)
December 31, 2014	$400,376
March 31, 2015	216
March 31, 2016	250,266
March 31, 2017	605,497
March 31, 2018	325,095
Thereafter	525,000
$2,106,450
____________________

(a)	Outstanding borrowings under the Securitization Agreement at December 31, 2013 are reflected as maturing at the agreement’s expiration on December 5, 2016.
The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.3 million at December 31, 2013.

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
Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the nine months ended December 31, 2013 and 2012, $388 thousand of the loss on the treasury rate lock was reclassified to interest expense during each period. At December 31, 2013, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax). See Note 10 for additional details regarding the impact of the treasury rate lock agreement on the Company’s other comprehensive income and reclassifications from AOCI into earnings.
Fair Value Hedges
The Company previously had five variable interest rate swap agreements outstanding with a notional amount of $300 million, which were designated as fair value hedges. These variable interest rate swaps were used to effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. The swap agreements matured on October 1, 2013, coinciding with the maturity date of the Company’s 2013 Notes. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
During the nine months ended December 31, 2013, the fair value of the variable interest rate swaps decreased by $2.5 million. The carrying value of the 2013 Notes caused by the hedged risk also decreased by $2.5 million during the nine months ended December 31, 2013. The Company recorded the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the three and nine months ended December 31, 2013 and 2012.
Tabular Disclosure

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables reflect the fair values of derivative instruments on the Company’s Consolidated Balance Sheets as well as the effect of derivative instruments in fair value hedging relationships on the Company’s earnings. See Note 10 for the tabular presentation of derivative instruments in cash flow hedging relationships related to the treasury rate lock agreement.
Fair Value of Derivatives Designated as Hedging Instruments

	December 31, 2013		March 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2,490
Effect of Derivative Instruments in Fair Value Hedging Relationships on Earnings

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Nine Months Ended December 31,
Derivatives in Fair Value Hedging Relationships		2013	2012
Change in fair value of variable interest rate swaps	Interest expense, net	$(2,490)	$(3,009)
Change in carrying value of 2013 Notes	Interest expense, net	2,496	3,034
Net effect	Interest expense, net	$6	$25

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

The carrying values of cash, trade receivables, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and March 31, 2013 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	December 31, 2013
Assets:
Deferred compensation plan assets	$16,255	$16,255	$—	$—
Total assets measured at fair value on a recurring basis	$16,255	$16,255	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,255	$16,255	$—	$—
Contingent consideration liabilities	2,028	—	—	2,028
Total liabilities measured at fair value on a recurring basis	$18,283	$16,255	$—	$2,028

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2013
Assets:
Deferred compensation plan assets	$13,631	$13,631	$—	$—
Derivative assets - variable interest rate swap agreements	2,490	—	2,490	—
Total assets measured at fair value on a recurring basis	$16,121	$13,631	$2,490	$—

Liabilities:
Deferred compensation plan liabilities	$13,631	$13,631	$—	$—
Contingent consideration liabilities	3,632	—	—	3,632
Total liabilities measured at fair value on a recurring basis	$17,263	$13,631	$—	$3,632

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
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements were with highly-rated counterparties, were designated as fair value hedges and effectively converted the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements were valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows under the approach were converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the interest rate swap agreements were included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet. On October 1, 2013, the variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes. See Note 8 for additional derivatives disclosures.
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. Of

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the total liability for contingent consideration arrangements at December 31, 2013, $1.4 million is included within other non-current liabilities while the remainder is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The impact on the Company’s earnings as a result of the contingent consideration arrangements for the three and nine months ended December 31, 2013 and 2012 was immaterial.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the nine months ended December 31, 2013 were as follows (in thousands):

Balance at March 31, 2013	$3,632
Contingent consideration liabilities recorded	—
Settlements made during the period	(1,750)
Adjustments to fair value measurement	146
Balance at December 31, 2013	$2,028

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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	December 31, 2013	December 31, 2013	March 31, 2013	March 31, 2013
Commercial paper	$443,209	$443,209	$—	$—
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	60,276	60,276	44,077	44,077
2013 Notes	—	—	302,466	303,413
2014 Notes	399,928	411,617	399,856	421,582
2015 Notes	249,868	259,165	249,811	263,702
2016 Notes	249,831	258,721	249,778	262,954
2018 Notes	324,552	317,975	324,471	325,401
2020 Notes	274,738	260,499	274,706	274,432
2022 Notes	249,752	227,102	249,732	248,404
2018 Senior Subordinated Notes	—	—	215,446	229,381
Other long-term debt	1,175	1,272	2,475	2,603
Total debt	$2,548,329	$2,534,836	$2,607,818	$2,670,949

(10) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2013	87,135	(14,077)
Common stock issuance (a)	166
Reissuance of treasury stock for stock option exercises		605
Balance at December 31, 2013	87,301	(13,472)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2013	$871	$729,850	$1,861,395	$4,438	$(1,059,571)	$1,536,983
Net earnings			262,427			262,427
Other comprehensive income (loss), net of tax				(1,601)		(1,601)
Common stock issuances and reissuances from treasury stock - employee benefit plans (b)	2	12,972	(15,740)		45,511	42,745
Excess tax benefit from stock option exercises		9,426				9,426
Dividends paid on common stock ($1.44 per share)			(105,936)			(105,936)
Stock-based compensation (c)		24,542				24,542
Balance at December 31, 2013	$873	$776,790	$2,002,146	$2,837	$(1,014,060)	$1,768,586
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The table below presents the gross and net changes in the balances within each component of AOCI for the nine months ended December 31, 2013.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$5,253	$(815)	$4,438
Other comprehensive income (loss) before reclassifications	(1,845)		(1,845)
Amounts reclassified from AOCI		388	388
Tax effect of other comprehensive income items		(144)	(144)
Net after-tax other comprehensive income (loss)	(1,845)	244	(1,601)
Balance at December 31, 2013	$3,408	$(571)	$2,837

The table below represents the reclassifications out of AOCI and their effect on the respective line items of the Consolidated Statements of Earnings impacted by the reclassifications for the nine months ended December 31, 2013 and 2012.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands)
Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Consolidated Statements of Earnings
Nine Months Ended December 31, 2013:
Losses on cash flow hedges:
Treasury rate lock commitment	$388	Interest expense, net
	(144)	Income taxes
	$244	Net earnings

Nine Months Ended December 31, 2012:
Losses on cash flow hedges:
Treasury rate lock commitment	$388	Interest expense, net
	(144)	Income taxes
	$244	Net earnings

(11) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense related to:
Equity Incentive Plan	$3,581	$3,528	$21,441	19,682
Employee Stock Purchase Plan - options to purchase stock	995	1,024	3,101	3,062
	4,576	4,552	24,542	22,744
Tax benefit	(1,503)	(1,443)	(8,931)	(7,826)
Stock-based compensation expense, net of tax	$3,073	$3,109	$15,611	$14,918
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2013 and 2012 was $32.40 and $29.40, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the nine months ended December 31, 2013:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	5,052	$60.26
Granted	953	$102.93
Exercised	(609)	$49.55
Forfeited	(82)	$84.74
Outstanding at December 31, 2013	5,314	$68.76
Vested or expected to vest at December 31, 2013	5,296	$68.66
Exercisable at December 31, 2013	3,124	$55.16
A total of 4.1 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of December 31, 2013.
As of December 31, 2013, $47.6 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of December 31, 2013, the ESPP had 1.4 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $19.28 and $16.73 for the nine months ended December 31, 2013 and 2012, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2013:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2013	62	$68.74
Granted	207	$82.88
Exercised	(166)	$78.34
Outstanding at December 31, 2013	103	$81.64

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.3 million and 1.4 million shares covered by outstanding stock options that were not dilutive for the three months ended December 31, 2013 and 2012, respectively. There were approximately 1.4 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the nine months ended December 31, 2013 and 2012, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2013 and 2012:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic shares outstanding	73,767	77,417	73,505	77,123
Incremental shares from assumed exercises of stock options and options under the ESPP	1,327	1,527	1,307	1,760
Diluted shares outstanding	75,094	78,944	74,812	78,883

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

(14) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented below for the three and nine months ended December 31, 2013 and 2012. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column below. Additionally, the Company’s restructuring and other special charges (benefits), net are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Eliminations and Other” column below. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis below.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended				Three Months Ended
	December 31, 2013				December 31, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$674,465	$123,768	$(7,338)	$790,895	$642,884	$138,152	$(8,062)	$772,974
Hardgoods	451,057	895	(1)	451,951	433,218	1,518	(2)	434,734
Total net sales (a)	1,125,522	124,663	(7,339)	1,242,846	1,076,102	139,670	(8,064)	1,207,708
Cost of products sold (excluding depreciation) (a)	484,083	60,926	(7,339)	537,670	465,030	73,599	(8,064)	530,565
Selling, distribution and administrative expenses	427,440	43,409	1,838	472,687	405,591	44,866	8,718	459,175
Restructuring and other special charges (benefits), net	—	—	—	—	—	—	(1,729)	(1,729)
Depreciation	63,968	5,937	—	69,905	60,372	5,432	—	65,804
Amortization	6,620	1,045	—	7,665	5,384	1,230	—	6,614
Operating income	$143,411	$13,346	$(1,838)	$154,919	$139,725	$14,543	$(6,989)	$147,279

	Nine Months Ended				Nine Months Ended
	December 31, 2013				December 31, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,028,340	$418,948	$(23,715)	$2,423,573	$1,914,092	$444,371	$(26,370)	$2,332,093
Hardgoods	1,377,842	3,295	(3)	1,381,134	1,357,502	4,984	(5)	1,362,481
Total net sales (a)	3,406,182	422,243	(23,718)	3,804,707	3,271,594	449,355	(26,375)	3,694,574
Cost of products sold (excluding depreciation) (a)	1,480,870	219,073	(23,718)	1,676,225	1,453,426	233,396	(26,375)	1,660,447
Selling, distribution and administrative expenses	1,282,022	132,361	6,234	1,420,617	1,210,753	130,749	27,274	1,368,776
Restructuring and other special charges (benefits), net	—	—	—	—	—	—	6,426	6,426
Depreciation	188,497	16,925	—	205,422	178,759	16,061	—	194,820
Amortization	18,875	3,266	—	22,141	16,171	3,779	—	19,950
Operating income	$435,918	$50,618	$(6,234)	$480,302	$412,485	$65,370	$(33,700)	$444,155
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

(15) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Interest	$68,297	$55,263
Income taxes (net of refunds)	126,081	120,093

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Noncash Investing Transactions
Liabilities assumed as a result of acquisitions were as follows:

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Fair value of assets acquired	$191,589	$114,007
Net cash paid for acquisitions (a)	(181,131)	(94,630)
Liabilities assumed	$10,458	$19,377
____________________

(a)	Includes the purchase of businesses and the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions.

(16) RESTRUCTURING AND OTHER SPECIAL CHARGES (BENEFITS), NET
The Company incurred no restructuring and other special charges for the three and nine months ended December 31, 2013. The following table presents the components of restructuring and other special charges (benefits), net for the three and nine months ended December 31, 2012:

	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2012	December 31, 2012
Restructuring costs (benefits), net	$(3,332)	$(2,535)
Other related costs	1,603	7,232
Asset impairment charges	—	1,729
Total restructuring and other special charges (benefits), net	$(1,729)	$6,426
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
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been accrued. Cash payments and other adjustments to the March 31, 2013 accrued liability balance of $5.0 million associated with the restructuring plan were $3.5 million for the nine months ended December 31, 2013.
During the three and nine months ended December 31, 2012, the Company recorded $3.3 million and $2.5 million, respectively, in net restructuring benefits. During the three months ended December 31, 2012, the Company re-evaluated its remaining severance liability related to the divisional realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The change in estimate was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $0.4 million and $1.2 million for the three and nine months ended December 31, 2012, respectively, primarily related to relocation and other costs. The net restructuring benefits were not allocated to the Company’s business segments (see Note 14).
Other Related Costs
For the three and nine months ended December 31, 2012, the Company incurred $1.6 million and $7.2 million, respectively, of other costs related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Asset Impairment Charges
The Company recorded special charges of $1.7 million related to asset impairments during the nine months ended December 31, 2012 – see Note 5 for further information.

(17) SUBSEQUENT EVENT
On January 30, 2014, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.48 per share. The dividend is payable March 31, 2013 to stockholders of record as of March 14, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2013 (“current quarter”) of $1.24 billion compared to $1.21 billion for the quarter ended December 31, 2012 (“prior year quarter”), an increase of 3%. Organic sales increased 1% compared to the prior year quarter, with gas and rent up 1% and hardgoods also up 1%. Current and prior year acquisitions contributed sales growth of 2% in the current quarter. The Company’s organic sales growth reflected the impact of sluggish business conditions and persistent economic uncertainty, which continued to challenge sales volumes to a greater degree than expected.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 56.7%, an increase of 60 basis points from the prior year quarter, reflecting margin expansion on price increases and a sales mix shift away from lower-margin refrigerants, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business.
The Company’s operating income margin increased to 12.5%, a 30 basis-point increase from the prior year quarter. The Company’s operating income margin increase was primarily driven by the combination of a reduction in SAP implementation costs compared to the prior year quarter and the achievement of SAP-related benefits as planned during the current quarter. Steps taken to alleviate the impact of rising costs in the current quarter also contributed to the expansion of operating income margin. These benefits were partially offset by a significant decline in operating income margin in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The prior year quarter’s operating income margin benefited from a 10 basis-point adjustment related to lower than previously estimated restructuring charges.
Net earnings per diluted share increased to $1.10 in the current quarter versus $1.05 in the prior year quarter. The current quarter’s earnings per diluted share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.14 per diluted share compared to $0.03 per diluted share of net expense in the prior year quarter. Additionally, following the U.S. Environmental Protection Agency’s (“EPA”) announcement in March 2013 (see comments below), the Company’s Refrigerant-22 (“R-22”) prices and volumes continued to be pressured during the current quarter. Net earnings per diluted share in the current quarter also included an $0.08 per diluted share charge related to a loss on the early extinguishment of debt, while the prior year quarter included a net $0.01 per diluted share benefit related to lower than previously estimated restructuring charges. Net special items in each quarter consisted of the following:

	Three Months Ended
	December 31,
Effect on Diluted EPS	2013	2012
Loss on the extinguishment of debt	$(0.08)	$—
Restructuring and other special (charges) benefits, net	—	0.01
Special items, net	$(0.08)	$0.01
Financing
On October 1, 2013, the Company’s $300 million of 2.85% senior notes (the “2013 Notes”) matured.
At March 31, 2013, the Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the three months ended December 31, 2013 related to the redemption premium and the write-off of unamortized debt issuance costs.
Acquisitions
During the nine months ended December 31, 2013, the Company purchased nine businesses with aggregate historical annual sales of approximately $70 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012.

Production Challenges and Supply Constraints
On March 27, 2013, the EPA issued a ruling allowing for an increase in the production and import of R-22 in calendar years 2013 and 2014, rather than reaffirming the further reductions that much of the industry, including the Company, had been expecting based on a previously issued No Action Assurances letter from the EPA. R-22 has historically been one of the most commonly-used refrigerant gases in air conditioning systems in the U.S., and many of those systems are expected to remain operational for years to come. As production and imports of R-22 are phased out by the EPA in accordance with United States regulations adopted in response to the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocol”), the gap between demand and supply is expected to be filled increasingly by reclaimed and recycled R-22. The Company believes that as a leading reclaimer, recycler and distributor of R-22, its refrigerants business is well-positioned to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22 as the phase-out progresses. The regulations adopted in response to the Montreal Protocol currently require a step down in R-22 production and imports beginning in calendar year 2015, which should favorably impact the prevailing supply and demand imbalance of R-22. As such, the Company believes the impact on its earnings from the EPA’s ruling to be temporary in nature.
During the current quarter, the EPA’s ruling continued to pressure both volumes and pricing of R-22. The Company expects this ruling to negatively impact its year-over-year sales volumes and pricing through at least fiscal 2014, as a greater-than-expected amount of virgin R-22 will be available in the marketplace. For the full fiscal year 2014, the Company estimates a year-over-year negative impact of $0.17 per diluted share.
The global industrial gas industry continues to work through supply constraints related to helium. Disruption in crude helium production overseas has been the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under long-term supply agreements. As a result of the helium shortage, however, over the past 30 months the Company’s suppliers have instituted helium volume allocations, which have limited the Company’s ability to supply helium to its own customers. These supply constraints have also forced the Company to shed non-contract helium customers at times and to allocate its limited helium supply to contract and critical need customers. To help mitigate the financial impact to Airgas, the Company has and will continue to explore alternative sources of helium and has instituted product allocations and price increases related to its helium customers at appropriate times.
During the current quarter, the Company’s helium suppliers continued to fall short of their volume commitments under the long-term supply agreements. With the recent start-up of a new helium production facility in the Middle East, the global marketplace is expected to see some increase in product availability; however, this added supply is not expected to meet full industry demand. As such, the Company continues to expect some level of supply chain disruption during the remainder of fiscal 2014 and anticipates that the time frame for regaining lost customers and recovering lost sales may be longer.
Enterprise Information System
As of March 2013, the Company had successfully converted its Safety telesales, hardgoods infrastructure, and regional distribution businesses to the SAP platform, representing over 90% of the Company’s Distribution business segment. Each of its four Business Support Centers (“BSCs”), into which the regional company accounting and administrative functions were consolidated upon converting to SAP, is firmly in place. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes, but they have not had a material impact to date on the Company’s financial results or internal controls. The Company will continue to monitor these items carefully going forward.
The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discount practices, as well as from the expansion of its telesales platform, in the second half of fiscal 2013. These benefits continued to ramp-up in fiscal 2014. The current quarter included $0.14 per diluted share of SAP-related benefits, net of implementation costs and depreciation expense, compared to $0.03 per diluted share of net expense in the prior year quarter.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, more effective management of pricing and discount practices, and administrative and operating efficiencies. At December 31, 2013, the Company had achieved its long-standing target of reaching an annual run-rate of $75 million in SAP-enabled operating income benefits by the end of calendar year 2013. The Company expects to continue to leverage SAP’s capabilities and the benefits of having a unified platform across its distribution operations to improve the way the Company manages its business for many years to come.

Fourth Quarter Outlook

The Company expects earnings per diluted share for the fourth fiscal quarter ending March 31, 2014 to be in the range of $1.18 to $1.23, an increase of 4% to 9% over earnings per diluted share of $1.13 in the fourth fiscal quarter ended March 31, 2013. The Company expects its organic sales growth rate for the quarter ending March 31, 2014 to be in the low single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 3% to $1.24 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 1% and sales growth from current and prior year acquisitions of 2% in the current quarter. Gas and rent organic sales increased 1% in the current quarter, with hardgoods organic sales also up 1%. Organic sales growth in the current quarter was driven by pricing increases of 2%, offset by volume declines of 1%.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products grew 3% on an organic basis over the prior year quarter, with safety products and bulk and specialty gases outperforming the category overall.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities. Sales to strategic accounts grew 2% in the current quarter, with new account signings, expansion of locations served and product lines sold to existing accounts, and positive pricing more than offsetting the lower levels of activity in several areas, including mining and related equipment manufacturing, defense contractors and some pressure in the medical homecare market.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$1,125,522	$1,076,102	$49,420	5%
All Other Operations	124,663	139,670	(15,007)	(11)%
Intercompany eliminations	(7,339)	(8,064)	725
	$1,242,846	$1,207,708	$35,138	3%

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
Distribution business segment sales increased 5% over the prior year quarter, with an increase in organic sales of 2%. Incremental sales from current and prior year acquisitions contributed sales growth of 3% in the current quarter. Higher pricing contributed 3% to organic sales growth in the Distribution business segment, more than offsetting the negative 1% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 4% and volumes down 1%. Hardgoods organic sales within the Distribution business segment increased 1%, reflecting pricing increases of 1% and flat volumes.
Sales of strategic gas products sold through the Distribution business segment increased 4% in the current quarter from the prior year quarter on an organic basis. Among strategic gas products, bulk gas sales were up 4% as the impact of higher pricing, volumes and new business was partially offset by moderation in industrial activity. Sales of medical gases were up 1%, with the slight increase reflecting weakness in the homecare segment. Sales of specialty gases were up 5%, with increases in both prices and volumes.
Sales of both Safety products and the Company’s Radnor® private-label brand product line contributed to the organic sales growth in hardgoods for the Distribution business segment. Safety product sales increased 4% in the current quarter, and the Company’s Radnor® private-label line was up 3% for the current quarter. Both compared favorably to the 1% increase in total hardgoods organic sales for the Distribution business segment for the same period.

The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales decreased 11% in total and on an organic basis compared to the prior year quarter. Both the total and organic sales decreases were driven by lower pricing and volumes in the Company’s refrigerants and ammonia businesses and volume declines in the Company’s CO2 business during the current quarter. The decline in CO2 volumes as compared to the prior year quarter was driven by hurricane-related sales and outage-related surcharges in the prior year quarter.
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
The Company reclassified $3.1 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the prior year quarter to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year quarter were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the prior year quarter. The following commentary for the prior year quarter has been updated to reflect the reclassification.
Consolidated gross profits (excluding depreciation) increased 4% compared to the prior year quarter, reflecting the overall growth in sales and margin expansion on price increases and a mix shift away from lower-margin refrigerants, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 60 basis points to 56.7% compared to 56.1% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects the items described above. Gas and rent represented 63.6% of the Company’s sales mix in the current quarter, down from 64.0% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$641,439	$611,072	$30,367	5%
All Other Operations	63,737	66,071	(2,334)	(4)%
	$705,176	$677,143	$28,033	4%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 57.0% versus 56.8% in the prior year quarter, an increase of 20 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on price increases, partially offset by supplier price and internal production cost increases and a mix shift within gases to lower margin fuel gases. As a percentage of the Distribution business segment’s sales, gas and rent increased 20 basis points to 59.9% in the current quarter, up from 59.7% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 4% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 380 basis points to 51.1% in the current quarter from 47.3% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by the impact of higher margins in the Company’s ammonia business due to lower feedstock costs and a mix shift away from lower-margin refrigerants, offset in part by continued margin compression in the Company’s refrigerants business, largely resulting from the EPA’s unexpected ruling in late March 2013.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system as part of SD&A expenses in the “Other” line item in the SD&A expenses and operating income tables below. Additionally, the Company’s restructuring and other special charges are not allocated to the Company’s business segments. These costs are captured in a separate line item on the Company’s Consolidated Statements of Earnings and are reflected in the “Other” line item in the operating income tables below.
Consolidated SD&A expenses increased $14 million, or 3%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $8 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the total increase in SD&A. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and enhancement of its e-Business platform, as well as rising health care costs. These expenses substantially offset the favorable impact of the reduction in SAP implementation costs compared to the prior year quarter. As a percentage of net sales, SD&A expenses remained consistent at 38.0% in both the current and prior year quarters.

	Three Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$427,440	$405,591	$21,849	5%
All Other Operations	43,409	44,866	(1,457)	(3)%
Other	1,838	8,718	(6,880)
	$472,687	$459,175	$13,512	3%

SD&A expenses in the Distribution business segment increased 5%, while SD&A expenses in the All Other Operations business segment decreased 3%, compared to the prior year quarter. For the Distribution business segment, more than one third of the increase in SD&A costs was driven by incremental operating costs of $8 million associated with acquired businesses. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 30 basis points to 38.0% compared to 37.7% in the prior year quarter, primarily driven by moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 270 basis points to 34.8% compared to 32.1% in the prior year quarter, primarily driven by significant sales declines relative to the fixed cost base in the Company’s refrigerants, CO2 and ammonia businesses.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continues to incur some post-conversion support and training expenses related to the implementation of the new system. SAP-related costs were $1.8 million for the current quarter as compared to $8.7 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Restructuring and Other Special Charges (Benefits), Net
The following table presents the components of restructuring and other special charges (benefits), net for the prior year quarter:

Three Months Ended
(In thousands)	December 31, 2012
Restructuring costs (benefits), net	$(3,332)
Other related costs	1,603
Total restructuring and other special charges (benefits), net	$(1,729)
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
During the prior year quarter, the Company recorded $3.3 million in net restructuring benefits. The Company re-evaluated its remaining severance liability related to the divisional realignment during the prior year quarter and, as a result of this analysis, reduced its severance liability by $3.7 million. The change in estimate was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $0.4 million for the three months ended December 31, 2012, primarily related to relocation and other costs. The Company also incurred $1.6 million of other costs in the prior year quarter related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Depreciation and Amortization
Depreciation expense increased $4 million, or 6%, to $70 million in the current quarter as compared to $66 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks) and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $8 million in the current quarter increased by $1 million from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $155 million increased 5% in the current quarter, driven by the combination of a reduction in SAP implementation costs compared to the prior year quarter and the achievement of SAP-related benefits as planned during the current quarter. These benefits were partially offset by a significant decline in operating margins in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The consolidated operating income margin increased 30 basis points to 12.5% from 12.2% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$143,411	$139,725	$3,686	3%
All Other Operations	13,346	14,543	(1,197)	(8)%
Other	(1,838)	(6,989)	5,151
	$154,919	$147,279	$7,640	5%

Operating income in the Distribution business segment increased 3% in the current quarter compared to the prior year quarter. The Distribution business segment’s operating income margin decreased 30 basis points to 12.7% from 13.0% in the prior year quarter. The modest decline in the Distribution business segment’s operating income margin reflects the achievement of SAP-related benefits in the current quarter, which was more than offset by margin pressure from low organic sales growth in the current quarter relative to the fixed cost base and rising health care costs.
Operating income in the All Other Operations business segment decreased 8% compared to the prior year quarter primarily driven by the decline in refrigerants sales, partially offset by higher margins in the Company’s ammonia business. The All Other Operations business segment’s operating income margin of 10.7% increased by 30 basis points compared to the operating income margin of 10.4% in the prior year quarter. The increase in the All Other Operations business segment’s operating income margin was primarily driven by higher margins in the Company’s ammonia business, partially offset by margin pressure in the Company’s refrigerants business.
Interest Expense, Net and Loss on the Extinguishment of Debt
Interest expense, net, was $16 million in both the current and prior year quarters. Offsetting the decrease in interest expense during the current quarter related to the retirement of the Company’s 2013 Notes and 2018 Senior Subordinated Notes

were increases in interest expense related to the Company’s interest due on its 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”), 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”) and 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”), all of which were issued either in the prior year quarter or fourth fiscal quarter ending March 31, 2013.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 2018 Senior Subordinated Notes. A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the current quarter.
Income Tax Expense
The effective income tax rate was 37.2% of pre-tax earnings in the current quarter compared to 37.0% in the prior year quarter. Excluding a tax benefit recognized in the quarter ended September 30, 2013 related to a change in a state income tax law, the Company expects the effective income tax rate for fiscal 2014 to be approximately 37.5% of pre-tax earnings.
Net Earnings
Net earnings per diluted share increased 5% to $1.10 in the current quarter compared to $1.05 in the prior year quarter. Net earnings were $83 million in both the current and prior year quarters. The current quarter’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.14 per diluted share, representing a favorable $0.17 year-over-year change from the $0.03 per diluted share of net expense in the prior year quarter. Net earnings per diluted share in the current quarter also included an $0.08 per diluted share charge related to a loss on the early extinguishment of debt, while the prior year quarter included a net $0.01 per diluted share benefit related to lower than previously estimated restructuring charges.

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2012

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 3% to $3.8 billion for the nine months ended December 31, 2013 (“current period”) compared to the nine months ended December 31, 2012 (“prior year period”), driven by organic sales growth of 1% and incremental sales of 2% contributed by current and prior year acquisitions. Gas and rent organic sales increased 2% and hardgoods organic sales decreased 2%. Organic sales growth in the current period was driven by pricing increases of 2%, offset by volume declines of 1%. For the current period, sales of strategic products increased 4% on an organic basis as compared to the prior year period.
Strategic accounts also contributed to the increase in net sales for the current period. Strategic accounts sales growth of 4% was primarily driven by new account signings and increased activity in the majority of the Company’s customer segments, most notably in the energy, chemicals, manufacturing and metal fabrication segments.

	Nine Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$3,406,182	$3,271,594	$134,588	4%
All Other Operations	422,243	449,355	(27,112)	(6)%
Intercompany eliminations	(23,718)	(26,375)	2,657
	$3,804,707	$3,694,574	$110,133	3%
Distribution business segment sales increased 4% compared to the prior year period with an increase in organic sales of 2% and incremental sales of 2% contributed by current and prior year acquisitions. Organic sales growth for the Distribution business segment was driven by pricing increases of 3%, offset by volume declines of 1%. The Distribution business segment’s gas and rent organic sales increased 4%, with pricing increases of 5% and volume declines of 1%. Hardgoods organic sales decreased 1%, with volumes down 3% and pricing up 2%.
Sales of strategic gas products sold through the Distribution business segment increased 4% in the current period from the prior year period on an organic basis. Among strategic gas products, bulk gas sales were up 5% as the impact of higher pricing, volumes and new business was partially offset by moderation in industrial activity. Sales of medical gases were up 3%

as a result of higher pricing and volumes across most medical segments and new customer signings, partially offset by weakness in the homecare segment. Sales of specialty gases were up 6%, with increases in both prices and volumes.
Sales of both Safety products and the Company’s Radnor® private-label brand product line helped moderate the organic sales decline in hardgoods for the Distribution business segment. Safety product sales increased 3% in the current period, and the Company’s Radnor® private-label line was up 2% for the current period. Both compared favorably to the 1% decline in hardgoods organic sales in the Distribution business segment but were weaker than expected.
The All Other Operations business segment sales decreased 6% in total and 7% on an organic basis compared to the prior year period, with incremental sales of 1% contributed by prior year acquisitions. The organic sales decrease in the All Other Operations business segment during the current period, which decreased on both a volume and price basis, was primarily driven by the negative impact of the March 2013 EPA ruling on R-22 production and import allowances on the Company’s refrigerants business, as well as declines in the Company’s ammonia and CO2 businesses during the current period.
Gross Profits (Excluding Depreciation)
The Company reclassified $11.9 million out of SD&A expenses into cost of products sold (excluding depreciation) for the prior year period to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year period were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s Consolidated Statement of Earnings for the prior year period. The following commentary for the prior year period has been updated to reflect the reclassification.
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year period, principally due to the overall growth in sales and the sales mix shift toward gas and rent, as well as margin expansion on price increases, partially offset by supplier price and internal production cost increases and significant margin pressure in the Company’s refrigerants business. The consolidated gross profit margin (excluding depreciation) in the current period increased 80 basis points to 55.9% compared to 55.1% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the items described above. Gas and rent represented 63.7% of the Company’s sales mix in the current period, up from 63.1% in the prior year period.

	Nine Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$1,925,312	$1,818,168	$107,144	6%
All Other Operations	203,170	215,959	(12,789)	(6)%
	$2,128,482	$2,034,127	$94,355	5%
The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.5% versus 55.6% in the prior year period, an increase of 90 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on price increases, partially offset by supplier price and internal production cost increases. As a percentage of the Distribution business segment’s sales, gas and rent increased to 59.5% from 58.5% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 6% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) remained consistent at 48.1% in both the current and prior year periods. The flat gross profit margin (excluding depreciation) compared to the prior year period was primarily the result of improvement in ammonia margins that were offset by margin compression in the refrigerants business, largely due to the EPA’s unexpected ruling in late March 2013 allowing for an increase in the production and import of R-22.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $52 million, or 4%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $19 million of incremental operating costs associated with acquired businesses. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and enhancement of its e-Business platform, as well as rising health care costs. These expenses substantially offset the favorable impact of the reduction in SAP implementation costs compared to the prior year period. As a percentage of net sales, SD&A expenses increased to 37.3% in the current period from 37.0% in the prior year period.

	Nine Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$1,282,022	$1,210,753	$71,269	6%
All Other Operations	132,361	130,749	1,612	1%
Other	6,234	27,274	(21,040)
	$1,420,617	$1,368,776	$51,841	4%
SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 1%, respectively, in the current period. For the Distribution business segment, approximately 2% the increase in SD&A costs was driven by incremental operating costs associated with acquired businesses of $18 million. Rising health care costs and expenses associated with the expansion of the Airgas Total Access telesales program, the Company’s strategic pricing initiative and the enhancement of the Company’s e-Business platform also contributed to the increase in SD&A expenses in the Distribution business segment. For the All Other Operations business segment, $1 million of the increase in SD&A costs was related to incremental operating costs associated with acquired businesses. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 60 basis points to 37.6% compared to 37.0% in the prior year period, driven by the sales mix shift toward gas and rent, which carry higher operating costs than hardgoods, and moderating sales growth relative to expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 220 basis points to 31.3% compared to 29.1% in the prior year period, primarily due to sales declines in the Company’s refrigerants, ammonia and CO2 businesses.
SD&A Expenses – Other
Enterprise Information System
SAP implementation costs for the current period were $6.2 million compared to $27.3 million in the prior year period, reflecting significant costs in the prior year period during the core implementation phase, as well as some post-conversion support and training expenses related to the implementation of the new system in the current period.
Restructuring and Other Special Charges (Benefits), Net
The following table presents the components of restructuring and other special charges (benefits), net for the prior year period:

Nine Months Ended
(In thousands)	December 31, 2012
Restructuring costs (benefits), net	$(2,535)
Other related costs	7,232
Asset impairment charges	1,729
Total restructuring and other special charges (benefits), net	$6,426
Restructuring and Other Related Costs
During the prior year period, the Company recorded $2.5 million in net restructuring benefits, primarily as a result of a reduction to the severance liability associated with the realignment of $3.7 million based on a change in estimate. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.2 million for the prior year period, primarily related to relocation and other costs. The Company also incurred $7.2 million of other costs in the prior year period related to the divisional realignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business, and as a result of an impairment analysis performed on the assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business for the prior year period.
Depreciation and Amortization

Depreciation expense increased $10.6 million, or 5%, to $205 million in the current period as compared to $195 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks) and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $22 million in the current period was $2 million higher than that of the prior year period, driven by acquisitions.
Operating Income
Consolidated operating income of $480 million increased 8% in the current period driven by the combination of a reduction in SAP implementation costs compared to the prior year period and the achievement of SAP-related benefits as planned during the current period. These benefits were partially offset by a significant decline in operating margins in the Company’s refrigerants business and overall margin pressure from low organic sales growth. The consolidated operating income margin improved 60 basis points to 12.6% in the current period from 12.0% in the prior year period.

	Nine Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2013	2012
Distribution	$435,918	$412,485	$23,433	6%
All Other Operations	50,618	65,370	(14,752)	(23)%
Other	(6,234)	(33,700)	27,466
	$480,302	$444,155	$36,147	8%
Operating income in the Distribution business segment increased 6% in the current period. The Distribution business segment’s operating income margin increased 20 basis points to 12.8% compared to 12.6% in the prior year period. The increase in the Distribution business segment’s operating income margin reflects the achievement of SAP-related benefits in the current period, partially offset by margin pressure from low organic sales growth in the current period.
Operating income in the All Other Operations business segment decreased 23% compared to the prior year period. The All Other Operations business segment’s operating income margin of 12.0% decreased by 250 basis points compared to the operating income margin of 14.5% in the prior year period, primarily driven by margin compression in the refrigerants business.
Interest Expense, Net and Loss on the Extinguishment of Debt
Interest expense, net, was $58 million in the current period, representing an increase of $10 million, or 20%, compared to the prior year period. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed during the second half of fiscal 2013. The increase in interest expense, net was partially offset by the retirements of the Company’s 2013 Notes and 2018 Senior Subordinated Notes during the current quarter.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 2018 Senior Subordinated Notes. A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the current period.
Other Income, Net
The decrease of $6.5 million in “Other income, net” was primarily driven by the Company’s divestiture of the assets and operations of five branch locations in western Canada during the prior year period. The Company realized a gain of $6.8 million ($5.5 million after tax) on the sale in the prior year period.
Income Tax Expense
The effective income tax rate was 37.1% of pre-tax earnings in the current period compared to 37.3% in the prior year period. During the current period, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 40 basis-point decrease to the effective income tax rate.
Net Earnings
Net earnings per diluted share rose 9% to $3.51 in the current period compared to $3.23 in the prior year period. Net earnings in the current period were $262 million compared to $255 million in the prior year period. The current period’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.31, representing a favorable $0.53 year-over-year change from the $0.22 of net expense in the prior year period. Net earnings per diluted share in the current period included net special charges of $0.06, while the prior year period’s earnings included a net $0.02 per diluted share benefit. Net special items in each period consisted of the following:

	Nine Months Ended
	December 31,
Effect on Diluted EPS	2013	2012
Loss on the extinguishment of debt	$(0.08)	$—
State income tax benefit	0.02	—
Restructuring and other special (charges) benefits, net	—	(0.05)
Gain on sale of businesses	—	0.07
Special items, net	$(0.06)	$0.02

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $554 million in the current period compared to $405 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Net earnings	$262,427	$254,733
Non-cash and non-operating activities (1)	269,048	246,458
Changes in working capital	23,808	(97,923)
Other operating activities	(1,421)	1,790
Net cash provided by operating activities	$553,862	$405,058
____________________

(1)
Includes depreciation, amortization, impairment charges, deferred income taxes, gain on sales of plant, equipment and businesses, stock-based compensation expense, and losses on the extinguishment of debt.

The decrease in the use of cash for working capital in the current period was primarily driven by a lower required investment in working capital, reflecting a low organic sales growth environment and improved accounts receivable management. The prior year also reflected an increased year-over-year investment in inventory related to the Company's expanded telesales program and the higher cost of refrigerants inventory. Net earnings plus non-cash and non-operating activities provided cash of $531 million in the current period and $501 million in the prior year period.
As of December 31, 2013, $17 million of the Company’s $62 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Capital expenditures	$(257,476)	$(244,052)
Proceeds from sales of plant, equipment and businesses	11,427	23,438
Business acquisitions and holdback settlements	(179,581)	(94,630)
Other investing activities	(957)	(1,668)
Net cash used in investing activities	$(426,587)	$(316,912)
Capital expenditures as a percentage of sales were 6.8% and 6.6% for the current and prior year periods, respectively. During the prior year period, the Company sold five branch locations in western Canada, in addition to other plant and equipment, and received proceeds of $23.4 million related to the sale of these businesses and other plant and equipment. During the current period, the Company used cash of $179.6 million for the purchase of nine businesses and the settlement of holdback liabilities associated with prior year acquisitions. The businesses acquired during the current period had historical annual sales of approximately $70 million. The largest of theses businesses was Encompass, one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012. In the prior year period, the Company purchased fifteen businesses with aggregate historical annual sales of approximately $94 million.

Free cash flow* in the current period was $333 million compared to $219 million in the prior year period. The increase in free cash flow from the prior year period was primarily driven by adjusted cash from operations*, which was $576 million in the current period compared to $451 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Net cash (repayments) borrowings	$(60,248)	$138,076
Purchase of treasury stock	(8,127)	(222,163)
Dividends paid to stockholders	(105,936)	(92,655)
Other financing activities	22,875	110,539
Net cash used in financing activities	$(151,436)	$(66,203)
During the current period, net financing activities used cash of $151 million. Net cash repayments on debt obligations in the current period were $60 million, primarily related to the repayment of the Company's 2018 Senior Subordinated Notes and the maturity of its 2013 Notes in October 2013. The note repayments were financed under the Company’s commercial paper program and from cash from operations. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $23 million during the current period.
In the prior year period, net financing activities used cash of $66 million. Net cash borrowings were a source of $138 million, primarily related to the Company's issuance of its $250 million of 2022 Notes, offset by a reduction in the funds outstanding under the Company’s commercial paper program. On October 23, 2012 the Company announced a $600 million share repurchase program and during the quarter ended December 31, 2012, the Company repurchased 2.47 million shares in the open market for $222 million. Other financing activities, primarily comprised of proceeds and tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $111 million.

*	See Non-GAAP reconciliations below.
Dividends
During the current period, the Company paid its stockholders dividends of $106 million or $0.48 per share in the first, second and third quarters of fiscal 2014. During the prior year period, the Company paid dividends of $93 million or $0.40 per share in each of the first three quarters of fiscal 2013. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2013 and now expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2013, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2013, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced. The Company has used proceeds from commercial paper issuances for general corporate purposes. At December 31, 2013, $443 million was outstanding under the commercial paper program and the average effective interest rate was 0.35%. There were no borrowings outstanding under the commercial paper program as of March 31, 2013.
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
On December 5, 2013, the Company entered into the Fourth Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 4, 2015 to December 5, 2016. At December 31, 2013, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of December 31, 2013, the Company had $52 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2013. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2013, the weighted average effective interest rate on the multi-currency revolver was 1.74%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At December 31, 2013, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2013, these revolving credit borrowings were €5.9 million (U.S. $8.0 million) and are classified as long-term debt on the Company’s Consolidated Balance Sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2013, the effective interest rate on the French revolving credit borrowings was 1.43%. The line of credit expires on July 19, 2016.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potentially capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement, divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2013, the Company’s leverage ratio was 2.7 and $203 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At December 31, 2013, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
At December 31, 2013, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
At December 31, 2013, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At December 31, 2013, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At December 31, 2013, the Company had $325 million outstanding of its 2018 Notes. The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At December 31, 2013, the Company had $275 million outstanding of its 2020 Notes. The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At December 31, 2013, the Company had $250 million outstanding of its 2022 Notes. The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2014, 2015, 2016, 2018, 2020 and 2022 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
On October 1, 2013, the Company’s 2013 Notes matured.
Senior Subordinated Notes
At March 31, 2013, the Company had $215 million outstanding of its 2018 Senior Subordinated Notes. The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the three months ended December 31, 2013 related to the redemption premium and the write-off of unamortized debt issuance costs.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2013, other long-term debt totaled $1.2 million with an average interest rate of approximately 6.5% and an average maturity of approximately 1.9 years.
Interest Rate Derivatives
The Company manages its exposure to changes in market interest rates through the use of interest rate derivative instruments. At December 31, 2013, the Company had no derivative instruments outstanding.
Interest Expense

A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio as of December 31, 2013, for every 25 basis-point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2.0 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Nine Months Ended
	December 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$553,862	$405,058
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	12,974	12,781
Excess tax benefit realized from the exercise of stock options	9,426	33,352
Adjusted cash from operations	576,262	451,191
Capital expenditures	(257,476)	(244,052)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	11,427	7,718
Operating lease buyouts	2,997	3,946
Adjusted capital expenditures	(243,052)	(232,388)
Free cash flow	$333,210	$218,803

Net cash used in investing activities	$(426,587)	$(316,912)
Net cash used in financing activities	$(151,436)	$(66,203)

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

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The Company’s critical accounting estimates, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, were updated with respect to goodwill in Part I, Item 2, “Other,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. On October 31, 2013, the Company performed its annual goodwill impairment test for each of its reporting units. See Note 5 to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the annual goodwill impairment test.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2013 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Other than the redemption of the remaining $215 million of the 2018 Senior Subordinated Notes on October 2, 2013, there have been no significant changes to the Company’s contractual obligations during the nine months ended December 31, 2013.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectations for earnings per diluted share and organic sales growth, and related expectations and assumptions, for the fourth quarter of fiscal 2014; expectations for continued helium supply chain disruption in the remainder of fiscal 2014, with some increase in product availability, and the anticipated time frame for regaining lost customers and sales; the Company’s plan to continue to explore alternative sources of helium; the expectation of a decline in prices and volumes of R-22 in the remainder of fiscal 2014 and the related impact on earnings in fiscal 2014; the expectation for a step-down in R-22 production in calendar year 2015 and the benefits from an increase in demand for the Company’s reclaimed and recycled R-22; expectations of continued SAP-related post-implementation costs; expectations regarding the Company’s ability to leverage SAP and other strategic growth initiatives; the Company’s expectation as to the long-term growth profiles of its strategic products; the Company’s expectation for its overall effective income tax rate for fiscal 2014; the Company’s belief that it will not need to repatriate cash held outside of the U.S and its intent to permanently reinvest the cash held outside of the U.S. in its foreign operations; the Company’s belief that it has sufficient liquidity from cash from operations and under its Securitization Agreement and revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s expectations for its annual interest expenses based on its estimate of the increase in LIBOR; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange rate fluctuations.
These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales, decreased selling prices, higher product costs and/or higher operating expenses than those forecasted by the Company; increased disruption in our helium supply chain resulting in suppliers not meeting their volume commitments to the Company and the anticipated time frame for regaining lost customers and sales; the impact on the Company’s refrigerants business from the recent EPA ruling on production and import allowances; the pace and manner of U.S. compliance with the Montreal Protocol; adverse changes in customer buying patterns resulting from adverse economic conditions; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivable; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2014 than those estimated by the Company resulting from changes in tax laws and the impact of changes in tax laws on the Company’s consolidated results, changes in reserves and other estimates; the tax impact in the event that the Company repatriates cash from its foreign operations; increases in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend as a result of loan covenant and other restrictions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of cross-selling opportunities for the Company’s strategic products; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases, including the current shortage of helium, and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of current prices and of future price increases; adverse changes in customer buying patterns; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices;

higher or lower capital expenditures than that estimated by the Company; limitations on the Company’s borrowing capacity dictated by the Credit Facility; fluctuations in interest rates; the Company’s ability to continue to access credit markets on satisfactory terms; the impact of tightened credit markets on the Company’s customers; the extent and duration of current economic trends in the U.S. economy; post-implementation problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships as well as the timely collection of accounts receivable; higher than expected expenses associated with the expansion of the Company’s telesales business; potential disruption to the Company’s business from integration problems associated with acquisitions; the Company’s ability to successfully identify, consummate and integrate acquisitions to achieve anticipated acquisition synergies; the inability to manage interest rate exposure; higher interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; the effects of severe weather conditions on the Company’s sales; the effects of competition on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under long-term supply agreements and the inability to negotiate alternative supply arrangements; the extent and duration of current economic trends in the U.S.; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. In the past, interest rate derivatives have been used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
The table below summarizes the Company’s market risks associated with debt obligations at December 31, 2013. For debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. Fair values were computed using market quotes, if available, or were based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$0.1	$0.5	$0.3	$0.2	$0.1	$—	$1.2	$1.3
Interest expense	0.01	0.05	0.03	0.01	0.01	—	0.1
Average interest rate	6.56%	6.11%	6.49%	6.54%	7.42%	—
Senior notes due 9/15/2014	$—	$400.0	$—	$—	$—	$—	$400.0	$411.6
Interest expense	4.5	8.3	—	—	—	—	12.8
Interest rate	4.50%	4.50%	—	—	—	—
Senior notes due 10/1/2015	$—	$—	$250.0	$—	$—	$—	$250.0	$259.2
Interest expense	2.0	8.1	4.1	—	—	—	14.2
Interest rate	3.25%	3.25%	3.25%	—	—	—
Senior notes due 6/15/2016	$—	$—	$—	$250.0	$—	$—	$250.0	$258.7
Interest expense	1.8	7.4	7.4	1.5	—	—	18.1
Interest rate	2.95%	2.95%	2.95%	2.95%	—	—
Senior notes due 2/15/2018	$—	$—	$—	$—	$325.0	$—	$325.0	$318.0
Interest expense	1.3	5.4	5.4	5.4	4.6	—	22.1
Interest rate	1.65%	1.65%	1.65%	1.65%	1.65%	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$—	$275.0	$275.0	$260.5
Interest expense	1.6	6.5	6.5	6.5	6.5	12.4	40.0
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$227.1
Interest expense	1.8	7.3	7.3	7.3	7.3	33.3	64.3
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%

(In millions)	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit borrowings - Multi-currency	$—	$—	$—	$52.2	$—	$—	$52.2	$52.2
Interest expense	0.2	0.9	0.9	0.3	—	—	2.3
Interest rate (a)	1.74%	1.74%	1.74%	1.74%	—	—
Revolving credit borrowings - France	$—	$—	$—	$8.0	$—	$—	$8.0	$8.0
Interest expense	0.03	0.1	0.1	0.03	—	—	0.3
Interest rate (b)	1.43%	1.43%	1.43%	1.43%	—	—
Trade receivables securitization	$—	$—	$—	$295.0	$—	$—	$295.0	$295.0
Interest expense	0.7	2.7	2.7	1.8	—	—	7.9
Interest rate	0.91%	0.91%	0.91%	0.91%	—	—
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
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of December 31, 2013, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Fourth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2013, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 9, 2013 Current Report on Form 8-K.)

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

Dated:	February 10, 2014		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Fourth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2013, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 9, 2013 Current Report on Form 8-K.)

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