Form 10-K
period 2014-03-31
AIRGAS INC
filed 2014-05-29
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 66,170,160 shares of voting stock held by non-affiliates of the registrant was approximately $7.0 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2013. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
The number of shares of common stock outstanding as of May 27, 2014 was 74,294,358.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (when it is filed) will be incorporated by reference into Part III of this Report.

AIRGAS, INC.

PART I

ITEM 1.	BUSINESS.
GENERAL
Airgas, Inc., together with its subsidiaries (“Airgas” or the “Company”), became a publicly-traded company on the New York Stock Exchange in 1986. Through a combination of organic growth initiatives and acquisitions in both its core and adjacent lines of business, the Company has become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. Airgas’ production network and supply agreements, full range of gas supply modes (from cylinders to truckload quantities to on-site pipeline supply) and national footprint make it one of the few fully-integrated industrial gas companies in the U.S. The Company also offers supply chain management services and solutions, and product and process technical support across many diverse customer segments.
The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-Business and independent distributors. Products reach customers through an integrated network of more than 16,000 employees and approximately 1,100 locations, including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. The Company’s product and service offering, full range of supply modes, national scale and strong local presence offer a competitive edge to its diversified base of more than one million customers.
The Company’s consolidated net sales were $5.07 billion, $4.96 billion and $4.75 billion in the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States in Canada, Mexico, Russia, Dubai and several European countries. Revenues derived from foreign countries, based on the point of sale, were $85 million, $84 million and $83 million in the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4% of the consolidated total long-lived assets of the Company and were $168 million, $157 million and $146 million at March 31, 2014, 2013 and 2012, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets.
Since its inception, the Company has made nearly 450 acquisitions. During fiscal 2014, the Company acquired eleven businesses with aggregate historical annual sales of approximately $82 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012. The Company paid a total of $205 million in net cash consideration for the eleven businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. The Company acquired these businesses in order to expand its geographic coverage to facilitate the sale of industrial, medical and specialty gases and related supplies. See Note 3 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.
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
DISTRIBUTION BUSINESS SEGMENT
The Distribution business segment accounted for approximately 90% of consolidated net sales in each of the fiscal years 2014, 2013 and 2012.
Principal Products and Services
The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the various regional and other business units within the Distribution business segment as part of the complementary suite of similar products and services for the Company’s customers. Gas sales primarily include: atmospheric gases including nitrogen, oxygen and argon; helium; hydrogen; welding and fuel gases such as acetylene, propylene and propane; carbon dioxide; nitrous oxide; ultra high purity grades of various gases; special application blends; and process chemicals. Within the Distribution business segment, the Company also recognizes rent revenue derived from the rental of its gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding-related and other equipment. Gas and rent represented 60%, 59% and 58% of the Distribution business segment’s sales in fiscal years 2014, 2013 and 2012, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 40%, 41% and 42% of the Distribution business segment’s sales in fiscal years 2014, 2013 and 2012, respectively.
Principal Markets and Methods of Distribution
The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. The on-site mode includes the supply of gaseous product to a customer facility via pipeline from a gas supplier’s plant located on or off the customer's premises. The bulk mode consists of the supply of gases to customers in liquid form in up to truckload quantities or in gaseous form in tube trailers. The packaged gas mode includes: the supply of gases to customers in gaseous form in cylinders; in liquid form in less-than-truckload quantities of bulk, also known as microbulk; or in liquid form in portable cryogenic vessels known as dewars. Generally, packaged gas distributors, including the Company and its competitors in the packaged gas market, also supply welding-related hardgoods required by customers to complement their use of gases.
The Company participates in all three modes of supply to varying degrees, with the packaged supply mode representing the most significant portion of its gas sales. The Company is one of the nation’s leading suppliers in the U.S. packaged gas and welding hardgoods market, with an estimated share of more than 25%. The Company’s competitors in this market include local and regional independent distributors which are estimated to account for nearly half of the market’s annual revenues, and certain vertically-integrated gas producers, which account for the remainder of the market.
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
Non-Residential (Energy & Infrastructure) Construction (14%)
Life Sciences & Healthcare (14%)
Food, Beverage & Retail (13%)
Energy & Chemical Production & Distribution (12%)
Basic Materials & Services (12%)
Government & Other (6%).
Supply
The Company’s atmospheric gas production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest U.S. producer of atmospheric gases. In addition, the Company purchases atmospheric and other gases pursuant to contracts with national and regional producers of industrial gases. The Company is a party to a take-or-pay supply agreement, in effect through 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $52 million annually in bulk gases under the Air Products supply agreement. The Company also has take-or-pay supply agreements with The Linde Group AG (“Linde”) to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $45 million in minimum annual bulk gas purchases. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Minimum annual purchases under these contracts are approximately $29 million and they expire at various dates through 2024. The Company’s annual purchase commitments under these agreements reflect estimates based on fiscal 2014 purchases.
The Company’s supply agreements contain periodic pricing adjustments, most of which are based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. If a supply agreement with a major supplier of gases or other raw materials was terminated, the Company would attempt to locate alternative sources of supply to meet customer requirements, including utilizing excess internal production capacity for atmospheric gases. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
ALL OTHER OPERATIONS BUSINESS SEGMENT
The All Other Operations business segment consists of six business units, which in aggregate accounted for approximately 10% of sales in each of the fiscal years 2014, 2013 and 2012. The primary products produced and/or supplied are carbon dioxide, dry ice (carbon dioxide in solid form), nitrous oxide, ammonia and refrigerant gases. The following sections describe the primary products offered by the Company through the business units within the All Other Operations business segment in further detail.
Carbon Dioxide & Dry Ice
Airgas is a leading U.S. producer of liquid carbon dioxide and dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, various businesses in the pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within these businesses, as the Company generally experiences a higher level of sales during the warmer months. With 14 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the U.S. Additionally, Airgas operates eight liquid carbon dioxide production facilities. The Company’s carbon dioxide production capacity is supplemented by take-or-pay supply contracts with other regional and national liquid carbon dioxide producers.
Nitrous Oxide
Airgas is the largest producer of nitrous oxide gas in the U.S. through its three nitrous oxide production facilities. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food industry and in certain manufacturing processes in the electronics industry. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.
Ammonia Products
Airgas is a leading U.S. distributor of anhydrous and aqua ammonia. Industrial ammonia applications primarily include the abatement of nitrogen oxide compounds (“DeNOx”) in the utilities industry, chemicals processing, commercial refrigeration, water treatment and metal treatment. The Company operates 29 distribution facilities across the U.S. and purchases ammonia from suppliers under agreements.
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
During fiscal 2014, the refrigerants business was challenged as a result of a March 2013 ruling by the U.S. Environmental Protection Agency (“EPA”) allowing for an increase in the production and import of Refrigerant-22 (“R-22”) in calendar years 2013 and 2014, rather than reaffirming the further reductions that much of the industry, including the Company, had expected based on a previously issued No Action Assurances letter from the EPA. R-22 has historically been one of the most commonly-used refrigerant gases in air conditioning systems in the U.S., and many of those systems are expected to remain operational for years to come. The EPA’s ruling pressured both volumes and pricing of R-22 in fiscal 2014. See MD&A in Item 7 for further discussion of the refrigerants business and its impact on the Company’s results of operations.
AIRGAS GROWTH STRATEGIES

The Company’s primary objective is to maximize shareholder value by: driving market-leading sales growth through product and service offerings that leverage the Company’s infrastructure, technical expertise, and diverse customer base; executing on strategic organic growth initiatives; pursuing acquisitions in the Company’s core distribution business and in adjacent lines of business; providing outstanding customer service; and improving operational efficiencies. To meet this objective, the Company is focused on the following:

•
alignment of the sales and marketing organization with key customer segments, particularly within the strategic accounts program, to provide leadership and support throughout all sales channels in tailoring the Company’s broad product and service offerings to the unique needs of each customer segment;

•	leveraging all sales channels, including branch-based sales representatives, retail stores, the strategic accounts program, telesales, catalogs, e-Business and independent distributors;

•
strategic products, which have strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof (e.g., bulk gases, specialty gases, medical products, carbon dioxide/dry ice and safety products);

•
leveraging the Company’s new enterprise information system (“SAP”) by capturing strategic pricing benefits, expanding the Airgas Total Access telesales platform, maximizing cylinder production and utilization, developing key metrics, analytics and tools for continuous improvement, optimizing sales channels and maximizing hardgoods distribution efficiencies;

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
ENVIRONMENTAL MATTERS
The Company is subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the design and operation of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2014 were not material.
INSURANCE
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2014, 2013 and 2012, these programs had deductible limits of $1 million per occurrence and costs related to the programs were approximately 0.5% of sales during each of these years. For fiscal year 2015, the deductible limits are expected to remain at $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
EMPLOYEES
As of March 31, 2014, the Company employed more than 16,000 associates. Less than 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
The Company holds the following trademarks and service marks: “Airgas,” “National Carbonation,” “Airgas Total Access,” “Airgas Retail Solutions,” “AcuGrav,” “AIR BOSS,” “Aspen,” “Aspen Refrigerants,” “Any Refrigerant, Any Place, Any Time,” “For All Your Refrigerant Needs,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “OUTLOOK,” “Ny-Trous+,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Gaspro,” “GAIN,” “MasterCut,” “Walk- O2 -Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” “FreezeRight,” “Reklaim,” “Refrigatron,” “RelEye,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You’re Ready To Weld,” “WelderHelper,” “Your Total Ammonia Solution” and “You’ll find it with us.” Additionally, the Company has registered U.S. Pat. No. 5,622,644.
The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	64	Executive Chairman of the Board
Michael L. Molinini	63	President, Chief Executive Officer and Director
Robert M. McLaughlin	57	Senior Vice President and Chief Financial Officer
Andrew R. Cichocki	51	President - Airgas USA, LLC
Robert A. Dougherty	56	Senior Vice President and Chief Information Officer
Leslie J. Graff	53	Senior Vice President - Corporate Development
Ronald J. Stark	50	Senior Vice President - Sales and Marketing
Pamela J. Claypool	60	Senior Vice President - Human Resources
Robert H. Young, Jr.	63	Senior Vice President and General Counsel
Douglas L. Jones	58	Division President - West
Terry L. Lodge	57	Division President - Central
B. Shaun Powers	62	Division President - North
Charles E. Broadus, Jr.	47	Division President - South
Thomas S. Thoman	51	Division President - Gases Production
Thomas M. Smyth (1)	60	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.
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
Mr. Cichocki was named President - Airgas USA LLC effective April 1, 2014. Mr. Cichocki previously served as Senior Vice President - Distribution Operations and Business Process Improvement from August 2011 through March 2014. From July 2008 to July 2011, he was Division President - Process Gases and Chemicals. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas’ joint venture, National Welders, from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and for ten years as Vice President of Corporate Development.
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
Ms. Claypool was named Senior Vice President - Human Resources in December 2013. Ms. Claypool previously served as Vice President - Talent Management for Airgas and as Vice President - Human Resources for Airgas’ North Division. She joined Airgas in 2007 with the acquisition of Linde’s U.S. packaged gas business, serving as Vice President of Finance and then Chief Financial Officer for Airgas Great Lakes, Inc. Prior to joining Airgas, Ms. Claypool spent three years in Linde’s U.S. group where she was responsible for business and financial analysis and sales compensation, and fourteen years with Commercial Intertech in multiple finance and management roles.
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
Mr. Powers has been Division President - North since July 2011. Prior to that time, Mr. Powers was Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at Linde from October 1995 to March 2001. Mr. Powers has more than 30 years of experience in the industrial gas industry.
Mr. Broadus was named Division President - South in July 2013. Mr. Broadus joined Airgas in 2003 as Vice President of Sales and Marketing for the West region. He was named President - Airgas Specialty Products in 2006 and took over as President - Airgas Refrigerants in 2008. In 2011, Mr. Broadus was named President - Airgas South region, serving in this role through June 2013. Prior to joining Airgas, Mr. Broadus was Marketing Director for Reliant Energy in Houston for three years and spent seven years in various operations and sales roles with BOC Gases.
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
COMPANY INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Financial Information” link in the “Investor Relations” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day that they are filed with or furnished to the SEC.
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the “Corporate Governance” link in the “Investor Relations” section. Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: (866) 816-4618
Email: investors@airgas.com
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
Certifications
The Company has filed certifications of its Executive Chairman of the Board, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for each of the years ended March 31, 2014 and 2013. The Company has also filed the same certifications of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer as exhibits to its Annual Report on Form 10-K for the year ended March 31, 2012.

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
Our financial results may be adversely affected by gas supply disruptions and supply/demand imbalances.
We are one of the nation’s leading suppliers of industrial, medical and specialty gases and have supply contracts with the major gas producers. Additionally, we operate 16 air separation units, eleven acetylene plants and eight liquid carbon dioxide production facilities, which provide us with substantial production capacity. Our supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut-downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of raw materials and certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant costs to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. When we experience supply shortages, we work to meet customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.
Supply and demand imbalances in the marketplace may also adversely impact our results of operations. The March 2013 EPA ruling allowed for an increase in the production and import of R-22 in calendar years 2013 and 2014, rather than reaffirming the further reductions that much of the industry, including Airgas, had been expecting based on a previously issued No Action Assurances letter from the EPA. With respect to our refrigerants business, the decision pressured both volumes and pricing of R-22 in fiscal 2014, as a greater-than-expected amount of virgin R-22 has been available in the marketplace. The industry is currently awaiting a final ruling from the EPA on the pace and magnitude of the reduction in allowable production of R-22 for the calendar year 2015 to 2019 time period, after which it must go to zero. Although we believe our refrigerants business remains well-positioned to benefit from the anticipated production and import reductions as a leading reclaimer and recycler of R-22, we cannot predict the timing and content of the final ruling or the timing and speed of the transition to the use of reclaimed and recycled R-22, or the impact of the ruling on the prevailing supply and demand imbalance of R-22. A protracted period of lower product demand and profitability could result in diminished values for both tangible and intangible assets related to this business, increasing the possibility of future impairment charges.
We may be subject to failures related to our information technology systems and e-Business platform, including network disruptions and data security breaches, and are subject to complex and evolving data privacy laws.
We rely on information technology systems for business and operational activities, including the storage and processing of proprietary and sensitive information. These systems are susceptible to disruptions as a result of events such as fires, natural disasters, telecommunication breakdowns, power outages, security breaches and cyberattacks. Additionally, we have invested significant resources in the enhancement of our e-Business platform, a new version of which will launch in early fiscal 2015. Although we have well-defined processes, procedures and internal controls designed to address these risks to our information technology systems and mitigate any potential business and operational disruptions, several recent high profile cybersecurity breaches at a number of large U.S. companies have occurred. Failures of our information technology systems from such events and increasingly sophisticated technologies and threats to cybersecurity could expose us to operational disruptions, loss or disclosure of confidential information and regulatory actions, adversely impacting our operations, reputation and financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. We could be liable for loss or misuse of our customers’ personal information and/or our employees’ personally-identifiable information if we fail to prevent or mitigate such misuse or breach. Although we have developed systems and processes that are designed to protect customer and employee information and prevent misuse of such information and other security breaches, failure to prevent or mitigate such misuse or breaches may affect our reputation and operating results negatively and may require significant management time and attention.
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
As of March 31, 2014, we had total consolidated debt of approximately $2.5 billion, which had an average length to maturity of approximately three years and includes $400 million of long-term debt obligations maturing during the year ending March 31, 2015. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and costly. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through the use of diversified debt obligations and occasionally, derivative instruments, approximately 30% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Based on our outstanding borrowings at March 31, 2014, for every 25 basis-point increase in the London Interbank Offered Rate (“LIBOR”), we estimate that our annual interest expense would increase by approximately $1.9 million.
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
The cost of industrial gases represents a significant percentage of our operating costs. The production of industrial gases requires significant amounts of electric energy. Therefore, industrial gas prices have historically increased as the cost of electric power increases. Price increases for oil and natural gas have historically resulted in electric power surcharges. Severe weather conditions, such as those experienced across much of the U.S. during the three months ended March 31, 2014, can adversely impact both our sales and expenses, and cause an imbalance in the timing and extent to which we can recoup those costs from our customers. In addition, a significant portion of our distribution expenses consists of fuel costs. Energy prices can be volatile and may rise in the future, resulting in an increase in the cost of industrial gases and/or the cost to distribute them. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.
We may not be successful in integrating acquisitions and achieving intended benefits and synergies.
We have successfully integrated nearly 450 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:

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
From time-to-time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, vehicle accidents, regulatory issues, contract disputes or employment matters. The occurrence of any of these matters could also create possible damage to our reputation. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, including to our liquidity, results of operations or financial condition.
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
We are subject to extensive government regulation relating to health, safety and environmental matters, as well as anti-corruption laws, that generate ongoing compliance costs and could subject us to liability.
We are subject to laws and regulations relating to health, safety and the protection of the environment and natural resources, as well as regulations related to social policy. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. More recently, we have examined our supply chain with respect to certain products we manufacture or contract to manufacture as a result of new regulations around the use of conflict minerals. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures and legal consequences, as well as reputational and other risks. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Environmental Matters” for additional details.
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
Although our operations are predominantly in the United States, we conduct operations internationally in Canada, Mexico, Russia, Dubai and several European countries. Our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and anti-corruption laws of the various jurisdictions in which we operate. We maintain policies and procedures designed to comply with anti-corruption laws. However, there can be no guarantee that these policies and procedures will effectively prevent violations by our employees or representatives in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company operates in all 50 U.S. states and in Canada, Mexico, Russia, Dubai and several European countries. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
The Company’s Distribution business segment operates a network of multiple use facilities consisting of approximately 900 branches, approximately 300 cylinder fill plants, 70 regional specialty gas laboratories, 11 national specialty gas laboratories, one research and development center, two specialty gas equipment centers, 11 acetylene plants and 16 air separation units, as well as six national hardgoods distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in all 50 states and internationally in Canada, Mexico, Russia, Dubai and several European countries. The Company owns approximately 44% of these facilities. The remaining facilities are primarily leased from unrelated third parties. A limited number of facilities are leased from employees, generally former owners of acquired businesses, and are on terms consistent with commercial rental rates prevailing in the surrounding rental markets.
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
During fiscal 2014, the Company’s production facilities operated at approximately 78% of capacity based on an average daily production period of 13 hours. If required, additional shifts could be run to expand production capacity.
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
Market Information, Dividends and Holders
The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2012 to March 31, 2014:

	High	Low	Dividends Per Share
Fiscal 2014
First Quarter	$103.98	$93.91	$0.48
Second Quarter	106.98	96.30	0.48
Third Quarter	112.24	105.79	0.48
Fourth Quarter	112.49	100.17	0.48

Fiscal 2013
First Quarter	$92.49	$80.30	$0.40
Second Quarter	86.01	78.13	0.40
Third Quarter	92.39	80.11	0.40
Fourth Quarter	103.52	92.27	0.40
The closing sale price of the Company’s common stock on May 27, 2014, as reported by the New York Stock Exchange, was $105.44 per share. As of May 27, 2014, there were 302 stockholders of record, a number that by definition does not count those who hold the Company’s stock in street name including the many employee owners under the Airgas Employee Stock Purchase Plan.
On May 1, 2014, the Company announced a regular quarterly cash dividend of $0.55 per share, which is payable on June 30, 2014 to stockholders of record as of June 13, 2014. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stockholder Return Performance Presentation
Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Chemicals Index for the five-year period that began April 1, 2009 and ended March 31, 2014.
The Company believes the use of the S&P 500 Index and the S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size to Airgas.

	March 31,	2009	2010	2011	2012	2013	2014
●	Airgas, Inc.	100.00	191.08	202.62	276.01	313.21	342.65
■	S&P 500 Index	100.00	149.77	173.20	187.99	214.24	261.07
Å	S&P 500 Chemicals	100.00	143.09	182.93	193.95	221.36	287.83
The graph above assumes that $100 was invested on April 1, 2009 in Airgas, Inc. common stock, the S&P 500 Index and the S&P 500 Chemicals Index.

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for the Company is presented in the following table and should be read in conjunction with MD&A included in Item 7 and the Company’s consolidated financial statements and accompanying notes included in Item 8.

	Years Ended March 31,
(In thousands, except per share amounts):	2014(1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Operating Results:
Net sales	$5,072,537	$4,957,497	$4,746,283	$4,251,467	$3,875,153
Depreciation and amortization	$305,306	$288,900	$270,285	$250,518	$234,949
Operating income	$630,534	$596,417	$556,221	$469,191	$399,544
Interest expense, net	73,698	67,494	66,337	60,054	63,310
Discount on securitization of trade receivables	—	—	—	—	5,651
Losses on the extinguishment of debt	9,150	—	—	4,162	17,869
Other income (expense), net	4,219	14,494	2,282	1,958	1,332
Income taxes	201,121	202,543	178,792	156,669	117,780
Net earnings	$350,784	$340,874	$313,374	$250,264	$196,266
Net Earnings Per Common Share:
Basic earnings per share	$4.76	$4.45	$4.09	$3.00	$2.39
Diluted earnings per share	$4.68	$4.35	$4.00	$2.94	$2.34
Dividends per common share declared and paid (6)	$1.92	$1.60	$1.25	$1.01	$0.76
Balance Sheet and Other Data at March 31:
Working capital	$68,312	$602,116	$344,157	$566,015	$244,754
Total assets	5,793,314	5,618,225	5,320,585	4,945,754	4,504,994
Short-term debt	387,866	—	388,452	—	—
Current portion of long-term debt	400,322	303,573	10,385	9,868	10,255
Long-term debt, excluding current portion	1,706,774	2,304,245	1,761,902	1,842,994	1,499,384
Deferred income tax liability, net	825,897	825,612	793,957	726,797	655,920
Other non-current liabilities	89,219	89,671	84,419	70,548	72,972
Stockholders’ equity	1,840,649	1,536,983	1,750,258	1,740,912	1,801,076
Capital expenditures for years ended March 31,	354,587	325,465	356,514	256,030	252,828
____________________

(1)
The results for fiscal 2014 include the following: $9.1 million ($5.6 million after tax) or $0.08 per diluted share recorded for a loss on the early extinguishment of the Company’s $215 million of 7.125% senior subordinated notes, which were originally due to mature in October 2018 but were redeemed in full on October 2, 2013, as well as $3.3 million or $0.04 per diluted share of state income tax benefits recognized for changes to enacted state income tax rates and a change in a state income tax law. The Company has used proceeds from the commercial paper program for general corporate purposes, including the early redemption of the senior subordinated notes and repayment of its $300 million 2.85% senior notes upon their maturity in October 2013, causing the $388 million increase to short-term debt. In addition, the Company reclassified its $400 million 4.5% senior notes maturing in September 2014 to the “Current portion of long-term debt” line item of the Company’s consolidated balance sheet based on the maturity date.

(2)
The results for fiscal 2013 include the following: $8.1 million ($5.1 million after tax) or $0.07 per diluted share of net restructuring and other special charges and $6.8 million ($5.5 million after tax) or a benefit of $0.07 per diluted share of a gain on the sale of five branch locations in western Canada. The $6.8 million gain on sale of businesses was recorded in the “Other income, net” line item of the Company’s consolidated statement of earnings. Also during fiscal 2013, the Company’s $300 million 2.85% notes were reclassified to the “Current portion of long-term debt” line item of the

Company’s consolidated balance sheet based on the maturity date. Additionally, during the three months ended March 31, 2013, proceeds from the issuance of an aggregate $600 million of senior notes in February 2013 were used to pay down the balance on the commercial paper program and as a result, there were no outstanding borrowings under the program at March 31, 2013, resulting in a decrease to short-term debt and an increase in working capital in the table above.

(3)
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

(4)
The results for fiscal 2011 include $44.4 million ($28.0 million after tax) or $0.33 per diluted share in costs related to an unsolicited takeover attempt and $4.6 million ($2.8 million after tax) or $0.03 per diluted share in multi-employer pension plan withdrawal charges. Also included in the results for fiscal 2011 are a charge of $4.2 million ($2.6 million after tax) or $0.03 per diluted share for the early extinguishment of debt and a one-time interest penalty of $2.6 million ($1.7 million after tax) or $0.02 per diluted share related to the late removal of the restrictive legend on the Company’s 7.125% senior subordinated notes. On April 1, 2010, the Company adopted accounting guidance for transfers of financial assets, which affected the accounting treatment of its trade receivables securitization program. The Company participates in a trade receivables securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis. Under the guidance, proceeds received under the agreement are treated as secured borrowings, whereas previously they were treated as proceeds from the sale of trade receivables. The impact of the accounting treatment resulted in the recognition, in fiscal 2011, of both the trade receivables securitized under the program and the borrowings they collateralize, which led to a $295 million increase in working capital, total assets and long-term debt in the table above. With respect to the Company’s operating results, the amounts previously recorded within the line item “Discount on securitization of trade receivables” have been reflected within “Interest expense, net” as borrowing costs beginning in fiscal 2011, consistent with the accounting treatment. There was no impact to the Company’s consolidated net earnings as a result of the change in accounting principle.

(5)
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

(6)	The Company’s quarterly cash dividends paid to stockholders for the years presented above are disclosed in the following table:

	Years Ended March 31,
	2014	2013	2012	2011	2010
First Quarter	$0.48	$0.40	$0.29	$0.22	$0.18
Second Quarter	0.48	0.40	0.32	0.25	0.18
Third Quarter	0.48	0.40	0.32	0.25	0.18
Fourth Quarter	0.48	0.40	0.32	0.29	0.22
Fiscal Year	$1.92	$1.60	$1.25	$1.01	$0.76

On May 1, 2014, the Company announced a regular quarterly cash dividend of $0.55 per share, which is payable on June 30, 2014 to stockholders of record as of June 13, 2014. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS: 2014 COMPARED TO 2013

OVERVIEW
Airgas had net sales for the year ended March 31, 2014 (“fiscal 2014” or “current year”) of $5.1 billion compared to $5.0 billion for the year ended March 31, 2013 (“fiscal 2013” or “prior year”), an increase of 2%. Total organic sales were flat compared to the prior year, with gas and rent up 1% and hardgoods down 2%. Acquisitions contributed 2% sales growth in the current year. The Company’s organic sales growth reflected the impact of sluggish business conditions and persistent uncertainty in the U.S. industrial economy, which continued to challenge sales volumes to a greater degree than expected. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 2% to total organic sales growth in the current year, which was offset by a negative 2% impact from volume declines. Pricing actions during the current year were designed to address rising product, labor and benefits costs, including costs related to regulatory compliance and supply and demand imbalances for certain products. These actions also support ongoing investments in the Company’s infrastructure and technologies in order to more efficiently serve its customers and further ensure the reliability of its supply chain and safety practices.
The consolidated gross profit margin (excluding depreciation) in the current year was 55.7%, an increase of 80 basis points from the prior year, reflecting the impact of price increases, as well as the impact of more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, significant margin pressure in the Company’s refrigerants business, and a sales mix shift within gases to lower-margin fuel gases.
The Company’s operating income margin increased to 12.4%, a 40 basis-point improvement over the prior year. The combination of a reduction in SAP implementation costs and the achievement of SAP-related benefits contributed favorably to operating income margin during the current year as compared to the prior year. However, these favorable impacts were mostly offset by a significant decline in operating income margin in the Company’s refrigerants business, as well as by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment. Additionally, the prior year’s operating income margin was burdened by 20 basis points of net restructuring and other special charges.
Net earnings per diluted share rose to $4.68 in the current year versus $4.35 in the prior year. Results for the current year included a loss of $0.08 per diluted share on the early extinguishment of the Company’s 7.125% senior subordinated notes, which were originally due to mature in October 2018 but were redeemed in full on October 2, 2013, as well as $0.04 per diluted share of state income tax benefits. Net earnings per diluted share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.47 per diluted share in the current year compared to $0.18 per diluted share of net expense in the prior year. The favorable impact of the Company’s share repurchase program completed in the second half of fiscal 2013 on the Company’s earnings growth in fiscal 2014 was more than offset by the negative year-over-year impact related to its refrigerants business, which posted record results in fiscal 2013.
For the prior year, the impact of special charges on diluted earnings per share was offset by the impact of special gains. Net special items in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2014	2013
State income tax benefits	$0.04	$—
Loss on the extinguishment of debt	(0.08)	—
Gain on sale of businesses	—	0.07
Restructuring and other special charges, net	—	(0.07)
Special items, net	$(0.04)	$—
The following discussion includes a more detailed review of items that significantly impacted the Company’s financial results for the current year, as well as the outlook for fiscal 2015.
Enterprise Information System
As of March 2013, the Company had successfully converted its Safety telesales, hardgoods infrastructure, and regional distribution businesses to the SAP platform, representing over 90% of the Company’s Distribution business segment. Each of its four Business Support Centers (“BSCs”), into which the regional company accounting and administrative functions were consolidated upon converting to SAP, is firmly in place. As with the implementation of any new enterprise information system, the Company has experienced distractions and disruptions as its associates learn the new system and processes, but they have not had a material impact on the Company’s financial results or internal controls, and proficiency with the SAP system among the Company’s associates continues to improve.
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, more effective management of pricing and discounting practices, and administrative and operating efficiencies. The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform through Airgas Total Access, in the second half of fiscal 2013. These benefits continued to ramp-up in fiscal 2014. While the Company still expects to realize benefits from administrative and operating efficiencies, it has not realized such benefits to-date. The current year included $0.47 per diluted share of SAP-related benefits, net of implementation costs and depreciation expense, compared to $0.18 per diluted share of net expense in the prior year. By December 31, 2013, the Company had achieved its long-standing target of reaching an annual run-rate of $75 million in SAP-enabled operating income benefits by the end of calendar year 2013. The Company expects to continue to leverage SAP’s capabilities and the benefits of having a unified platform across its distribution operations to improve the way the Company manages its business for many years to come.
Refrigerants Business
On March 27, 2013, the EPA issued a ruling allowing for an increase in the production and import of R-22 in calendar years 2013 and 2014, rather than reaffirming the further reductions that much of the industry, including the Company, had been expecting based on a previously issued No Action Assurances letter from the EPA. R-22 has historically been one of the most commonly-used refrigerant gases in air conditioning systems in the U.S., and many of those systems are expected to remain operational for years to come. As production and imports of R-22 are phased out by the EPA in accordance with United States regulations adopted in response to the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocol”), the gap between demand and supply is expected to be filled increasingly by reclaimed and recycled R-22. The Company believes that as a leading reclaimer, recycler and distributor of R-22, its refrigerants business is well-positioned to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22 as the phase-out progresses. The regulations adopted in response to the Montreal Protocol currently require a more significant step down in R-22 production and imports in calendar year 2015, which should favorably impact the prevailing supply and demand imbalance of R-22.
During the current year, the EPA’s ruling significantly pressured both volumes and pricing of R-22, as a greater-than-expected amount of virgin R-22 has been available in the marketplace. The year-over-year negative impact of the EPA’s ruling on the Company’s net earnings was approximately $0.20 per diluted share following the prior year’s record performance in the refrigerants business, due in part to a previously issued No Action Assurances letter from the EPA. The industry is currently awaiting a final ruling from the EPA on the pace and magnitude of the reduction in allowable production of R-22 for the calendar year 2015 to 2019 time period, after which it must go to zero. The Company believes that once the EPA issues its final ruling, the industry will assess the implications and again migrate toward the use of reclaimed product. Although the Company cannot predict the timing and speed of this transition, its refrigerants business remains well-positioned to benefit from the anticipated production and import reductions as a leading reclaimer and recycler of R-22.
Financing
On October 1, 2013, the Company repaid $300 million of indebtedness associated with its 2.85% senior notes (the “2013 Notes”) upon their maturity.
The Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the year ended March 31, 2014 related to the redemption premium and the write-off of unamortized debt issuance costs.
The Company has $400 million of long-term debt obligations maturing during fiscal 2015 related to its 4.5% senior notes. The Company believes it has sufficient liquidity to meet its financial commitment with respect to this obligation. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program and revolving credit facilities, and potentially capital markets transactions.
Acquisitions
During the current year, the Company acquired eleven businesses with aggregate historical annual sales of approximately $82 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford,

Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012.
Fiscal 2015 Outlook
The Company expects earnings per diluted share for fiscal 2015 in the range of $5.00 to $5.20. The Company estimates its organic sales growth rate for fiscal 2015 to be in the mid single digits, assuming a gradual increase in growth rates as the year progresses. The Company’s fiscal 2015 guidance includes an estimated year-over-year negative impact of $0.11 to $0.16 per diluted share from variable compensation reset following a below-budget year. The Company currently expects the contribution from its refrigerants business to year-over-year earnings per diluted share growth in fiscal 2015 to be slightly favorable.

STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2014 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2013
Net Sales
Net sales increased 2% to $5.1 billion for the current year compared to the prior year, with flat organic sales growth and incremental sales of 2% contributed by acquisitions. Gas and rent organic sales increased 1% and hardgoods decreased 2%. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 2% to total organic sales growth in the current year, which was offset by a negative 2% impact from volume declines.
Strategic products account for approximately 40% of net sales and include safety products, bulk, medical and specialty gases, as well as carbon dioxide (“CO2”) and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. For the current year, sales of strategic products increased 3% on an organic basis as compared to the prior year, with bulk and specialty gases outperforming the category overall.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling opportunities. Sales to strategic accounts grew 3%, with new account signings, expansion of locations served and product lines sold to existing accounts, and positive pricing more than offsetting the lower levels of activity in several areas, including mining and related equipment manufacturing, defense contractors and some pressure in the medical homecare market.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Years Ended
Net Sales	March 31,		Increase/(Decrease)
(In thousands)	2014	2013
Distribution	$4,558,790	$4,398,105	$160,685	4%
All Other Operations	544,154	593,598	(49,444)	(8)%
Intercompany eliminations	(30,407)	(34,206)	3,799
	$5,072,537	$4,957,497	$115,040	2%

The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Rental fees are generally charged on cylinders, dewers (cryogenic liquid containers), bulk and micro-bulk tanks, tube trailers and certain welding equipment. Hardgoods generally consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies.
Distribution business segment sales increased 4% compared to the prior year, with an increase in organic sales of 1% and incremental sales of 3% contributed by current and prior year acquisitions. The impact of price increases as well as more effective sales discount management contributed 3% to organic sales growth in the Distribution business segment, more than offsetting the negative 2% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 5% and volumes down 2%. Hardgoods organic sales within the Distribution business segment declined 1%, reflecting pricing increases of 1% and volume decreases of 2%.
Sales of strategic gas products sold through the Distribution business segment increased 4% in the current year from the prior year on an organic basis. Among strategic gas products, bulk gas sales were up 5% as the impact of higher pricing, volumes and new business was partially offset by moderation in industrial activity. Sales of medical gases were up 3% as a result of higher pricing and volumes across most medical segments and new customer signings, partially offset by weakness in the homecare segment. Sales of specialty gases were up 6%, with increases in both prices and volumes.
Sales of both Safety products and the Company’s Radnor® private-label brand product line helped moderate the organic sales decline in hardgoods for the Distribution business segment. Safety product sales increased 2% in the current year, and the Company’s Radnor® private-label line was up 2% for the current year. Both compared favorably to the 1% decline in hardgoods organic sales in the Distribution business segment but were weaker than expected.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.

The All Other Operations business segment sales decreased 8% in total and 9% on an organic basis compared to the prior year, with incremental sales of 1% contributed by current and prior year acquisitions. The organic sales decrease in the All Other Operations business segment during the current year, which decreased on both a volume and price basis, was primarily driven by the negative impact of the March 2013 EPA ruling on R-22 production and import allowances on the Company’s refrigerants business, as well as declines in the Company’s ammonia and CO2 businesses during the current year.
Gross Profits (Excluding Depreciation)
Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. The Company reflects distribution costs as an element of the line item “Selling, distribution and administrative expenses” and recognizes depreciation on all of its property, plant and equipment in the line item “Depreciation” in its consolidated statements of earnings. Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) may not be comparable to those of other businesses.
The Company reclassified $15 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the prior year to correct an error in the prior year classification. Consolidated operating income and net earnings for the prior year were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s consolidated statement of earnings for the prior year. The following commentary for the prior year has been updated to reflect the reclassification.
Consolidated gross profits (excluding depreciation) increased 4% in the current year compared to the prior year. The consolidated gross profit margin (excluding depreciation) in the current year increased 80 basis points to 55.7% compared to 54.9% in the prior year. The increase in the consolidated gross profit margin (excluding depreciation) primarily reflects the impact of price increases, as well as the impact of more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, significant margin pressure in the Company’s refrigerants business, and a sales mix shift within gases to lower-margin fuel gases. A sales mix shift toward higher-margin gas and rent also drove the higher consolidated gross profit margin (excluding depreciation) for the current year. Gas and rent represented 63.6% of the Company’s sales mix in the current year, up from 63.2% in the prior year.

	Years Ended
Gross Profits (ex. Depr.)	March 31,		Increase/(Decrease)
(In thousands)	2014	2013
Distribution	$2,562,725	$2,439,532	$123,193	5%
All Other Operations	262,238	282,398	(20,160)	(7)%
	$2,824,963	$2,721,930	$103,033	4%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.2% versus 55.5% in the prior year, an increase of 70 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift toward higher-margin gas and rent, and the impact of price increases as well as more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, and a sales mix shift within gases to lower-margin fuel gases. As a percentage of the Distribution business segment’s sales, gas and rent increased 100 basis points to 59.6% in the current year as compared to 58.6% in the prior year.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 7% compared to the prior year, largely as a result of reduced gross profits (excluding depreciation) in the refrigerants business due to the EPA’s ruling in late March 2013. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 60 basis points to 48.2% in the current year from 47.6% in the prior year. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily the result of improvement in ammonia margins and less lower-margin refrigerants in the sales mix, partially offset by margin erosion in the refrigerants business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system as part of SD&A expenses in the “Other” line item in the following SD&A expenses and operating income tables. Additionally, the Company’s restructuring and other special charges, net are not allocated to the Company’s business segments. These costs are captured in a separate line item on the Company’s consolidated statements of earnings and are reflected in the “Other” line item in the following operating income tables.
Consolidated SD&A expenses increased $61 million, or 3%, in the current year as compared to the prior year. Contributing to the increase in SD&A expenses were approximately $25 million of incremental operating costs associated with acquired businesses. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and enhancement of its e-Business platform, rising health care costs, and higher operating costs due to severe winter weather. The incremental expenses related to these strategic initiatives, health care costs and severe winter weather more than offset the favorable impact of the reduction in SAP implementation costs compared to the prior year. As a percentage of net sales, SD&A expenses increased to 37.2% in the current year from 36.9% in the prior year.

	Years Ended
SD&A Expenses (In thousands)	March 31,		Increase/(Decrease)
	2014	2013
Distribution	$1,705,408	$1,620,651	$84,757	5%
All Other Operations	176,289	174,643	1,646	1%
Other	7,426	33,230	(25,804)
	$1,889,123	$1,828,524	$60,599	3%

SD&A expenses in the Distribution and All Other Operations business segments increased 5% and 1%, respectively, in the current year. For the Distribution business segment, approximately 1.5% of the increase in SD&A costs was driven by incremental operating costs associated with acquired businesses of $24 million. Rising health care costs and expenses associated with the expansion of the Airgas Total Access telesales program, the Company’s strategic pricing initiative and the enhancement of the Company’s e-Business platform also contributed to the increase in SD&A expenses in the Distribution business segment. For the All Other Operations business segment, $1 million of the increase in SD&A costs was related to incremental operating costs associated with acquired businesses. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 60 basis points to 37.4% compared to 36.8% in the prior year, driven by the sales mix shift toward gas and rent, which carry higher operating costs than hardgoods, and moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment increased 300 basis points to 32.4% compared to 29.4% in the prior year, primarily due to sales declines in the Company’s refrigerants, ammonia and CO2 businesses.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of the current year. SAP-related costs were $7.4 million for the current year as compared to $33.2 million in the prior year, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Restructuring and Other Special Charges, Net
The Company incurred no restructuring and other special charges for the current year. The following table presents the components of restructuring and other special charges, net for the prior year:

Year Ended
March 31,
(In thousands)	2013
Restructuring costs (benefits), net	$(2,177)
Other related costs	8,537
Asset impairment charges	1,729
Total restructuring and other special charges, net	$8,089

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
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been incurred.
During the prior year, the Company recorded $2.2 million in net restructuring benefits. In fiscal 2013, the Company re-evaluated its remaining severance liability related to the divisional realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The change in estimate was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.5 million, primarily related to relocation and other costs. The Company also incurred $8.5 million of other costs in the prior year related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.

Asset Impairment
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business. As a result of an impairment analysis performed on the long-lived assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the other intangible assets associated with this business during the prior year.
Depreciation and Amortization
Depreciation expense increased $14 million, or 5%, to $275 million in the current year as compared to $262 million in the prior year. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks) and $3 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $30 million in the current year was $3 million higher than the prior year, driven by acquisitions.
Operating Income
Consolidated operating income of $631 million increased 6% in the current year compared to the prior year. The consolidated operating income margin increased 40 basis points to 12.4% from 12.0% in the prior year. The combination of a reduction in SAP implementation costs and the achievement of SAP-related benefits contributed favorably to operating income margin during the current year as compared to the prior year. However, these favorable impacts were mostly offset by a significant decline in operating income margin in the Company’s refrigerants business, as well as by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment. Additionally, the prior year’s operating income margin was burdened by 20 basis points of net restructuring and other special charges.

	Years Ended
Operating Income (In thousands)	March 31,		Increase/(Decrease)
	2014	2013
Distribution	$579,476	$556,417	$23,059	4%
All Other Operations	58,484	81,319	(22,835)	(28)%
Other	(7,426)	(41,319)	33,893
	$630,534	$596,417	$34,117	6%

Operating income in the Distribution business segment increased 4% in the current year. The Distribution business segment’s operating income margin of 12.7% was consistent with that of the prior year. The Distribution business segment’s operating income margin as compared to the prior year reflects the achievement of net SAP-related benefits in the current year, offset by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment.
Operating income in the All Other Operations business segment decreased 28% compared to the prior year, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 10.7% decreased by 300 basis points compared to the operating income margin of 13.7% in the prior year, primarily driven by margin compression in the refrigerants business.
Interest Expense, Net and Loss on the Extinguishment of Debt
Interest expense, net, was $74 million in the current year, representing an increase of $6 million, or 9%, compared to the prior year. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed during the second half of the prior year. The increase in interest expense, net was partially offset by the retirements of the Company’s 2013 Notes and 2018 Senior Subordinated Notes during the current year.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 2018 Senior Subordinated Notes. A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the current year.
Income Tax Expense
The effective income tax rate was 36.4% of pre-tax earnings in the current year compared to 37.3% in the prior year. The decrease in the effective income tax rate was primarily the result of an aggregate $3.3 million in favorable state income tax items recognized in the current year. During the three months ended September 30, 2013, the Company recognized a $1.5 million tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards. During the three months ended March 31, 2014, the Company recognized an additional $1.8 million of tax benefits related to enacted changes in state income tax rates.
Net Earnings
Net earnings per diluted share increased by 8% to $4.68 in the current year compared to $4.35 per diluted share in the prior year. Net earnings were $351 million compared to $341 million in the prior year. The current year’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.47, representing a favorable $0.65 year-over-year change from the $0.18 of net expense in the prior year. Net earnings per diluted share in the current year included net special charges of $0.04, while the prior year’s earnings were not impacted on a net basis by special items.

RESULTS OF OPERATIONS: 2013 COMPARED TO 2012

OVERVIEW
Airgas had net sales for fiscal 2013 of $5.0 billion compared to $4.7 billion for the year ended March 31, 2012 (“fiscal 2012”), an increase of 4%. Total organic sales increased 3%, with hardgoods up 1% and gas and rent up 5%. Acquisitions, net of a divestiture, contributed 1% sales growth in fiscal 2013. The Company’s organic sales growth reflected the impact of continued economic uncertainty and moderation in business conditions on its diversified customer base. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 4% to total organic sales growth in fiscal 2013, more than offsetting the negative 1% impact from volume declines. The pricing actions were designed to address rising product, operating and distribution costs, as well as to support ongoing investments in production and distribution capabilities and technologies in order to more efficiently and effectively meet the growing demands of the Company’s customers while fulfilling the safety and security requirements of its industry.
The consolidated gross profit margin (excluding depreciation) in fiscal 2013 was 54.9%, an increase of 70 basis points from fiscal 2012, driven by a sales mix shift toward higher-margin gas and rent and by margin expansion on gases and hardgoods.
The Company’s operating income margin increased to 12.0%, a 30 basis-point improvement over fiscal 2012. Additionally, operating income margins for fiscal 2013 and 2012 were burdened by 20 basis points and 50 basis points, respectively, of net special charges.
Net earnings per diluted share rose to $4.35 in fiscal 2013 versus $4.00 in fiscal 2012. In fiscal 2013, the impact of special charges on diluted earnings per share was offset by the impact of special gains, while earnings per diluted share in fiscal 2012 included net special charges of $0.11. Net special items in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2013	2012
Restructuring and other related costs, net	$(0.06)	$(0.15)
Impairment charges	(0.01)	(0.04)
Gain on sale of businesses	0.07	—
(Costs) benefits related to unsolicited takeover attempt	—	0.06
Multi-employer pension plan withdrawal charges	—	(0.04)
Income tax benefits	—	0.06
Special items, net	$—	$(0.11)
The following discussion includes a more detailed review of items that significantly impacted the Company’s financial results for fiscal 2013.
Enterprise Information System
As of March 2013, the Company had successfully converted its Safety telesales, hardgoods infrastructure, and regional distribution businesses to the SAP platform, representing over 90% of the Company’s Distribution business segment. The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform through Airgas Total Access, in the second half of fiscal 2013. Total implementation costs and depreciation expense related to the SAP system were $0.18 per diluted share in fiscal 2013, net of benefits. The results for fiscal 2012 included $0.34 per diluted share of SAP implementation costs and depreciation expense.
New Divisional Alignment and LLC Formation
During fiscal 2013 and 2012, the Company recorded restructuring and other related costs of $6.4 million and $20.2 million, respectively, associated with the Company’s organizational and legal entity changes. During fiscal 2013, the Company recorded restructuring and other related costs of $10.1 million related to transition staffing, legal and other costs associated with the divisional realignment and LLC formation. These costs were partially offset by a $3.7 million reduction to the severance liability associated with the realignment based on a change in estimate recorded during fiscal 2013. The $20.2 million of restructuring and other related costs recorded in fiscal 2012 consisted of a $13.3 million restructuring charge for severance benefits and other costs related to the divisional realignment and LLC formation.
Stock Repurchase Program
On October 23, 2012, the Company announced a program to repurchase up to $600 million of its outstanding shares of common stock. During the third and fourth quarters of fiscal 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37.
Helium Supply Constraints and Challenges
During fiscal 2013 and 2012, the global industrial gas industry was challenged by supply constraints related to helium. Disruption in crude helium production overseas was the primary cause of the worldwide helium shortage, aggravated by outages and temporary shutdowns at the Federal Helium Reserve and shutdowns at a major private helium source. The Company procures helium from its primary suppliers under supply agreements. As a result of the helium shortage during this time, however, the Company’s suppliers instituted helium volume allocations, which limited the Company’s ability to supply helium to its own customers. These supply constraints also forced the Company to shed non-contract helium customers at times and allocate its limited helium supply to contract and critical need customers.
STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2013 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2012
Net Sales
Net sales increased 4% to $5.0 billion for fiscal 2013 compared to fiscal 2012, driven by organic sales growth of 3% and incremental sales of 1% contributed by acquisitions, net of a divestiture. Gas and rent organic sales increased 5% and hardgoods increased 1%. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 4% to organic sales growth in fiscal 2013, more than offsetting the negative 1% impact from volume declines.
For fiscal 2013, sales of strategic products increased 4% on an organic basis as compared to fiscal 2012. Sales to strategic accounts also grew 4%, driven by new business gains and higher activity in the majority of the Company’s customer segments, most notably in the metal fabrication, energy, oil and gas and chemicals segments. Strategic account sales in the Company’s retail customer segment experienced a substantial decline from fiscal 2012 due to the helium supply disruption. Excluding this impact, strategic accounts grew 5% from fiscal 2012.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Years Ended
Net Sales	March 31,
(In thousands)	2013	2012	Increase
Distribution	$4,398,105	$4,234,869	$163,236	4%
All Other Operations	593,598	549,213	44,385	8%
Intercompany eliminations	(34,206)	(37,799)	3,593
	$4,957,497	$4,746,283	$211,214	4%
Distribution business segment sales increased 4% compared to fiscal 2012 with an increase in organic sales of 3% and incremental sales of 1% contributed by acquisitions, net of a divestiture. Higher pricing contributed 4% to organic sales growth in the Distribution business segment, more than offsetting the negative 1% impact from volume declines. The Distribution business segment’s gas and rent organic sales increased 4%, with pricing up 5% and volumes down 1%. Hardgoods organic sales increased 1%, with pricing up 3% and volumes down 2%. The decline in sales volumes was broad-based, reflecting an overall slower pace of activity in the industrial economy.
Sales of strategic gas products sold through the Distribution business segment in fiscal 2013 increased 4% from fiscal 2012. Among strategic gas products, bulk gas sales were up 5% as the impact of higher pricing and new business in the food and core industrial sectors was partially offset by broad-based industrial slowing. Sales of medical gases were up 5% as a result of higher pricing, new business signings and modestly stronger demand across most medical segments. Sales of specialty gases were up 3%, as the impact of higher pricing was partially offset by lower volumes in core specialty gases.
Contributing to the rise in the Distribution business segment’s hardgoods organic sales were increases in both safety products and the Company’s Radnor® private-label brand product line. Safety product sales increased 4% in fiscal 2013, comparing favorably to the 1% increase in total hardgoods organic sales for the Distribution business segment and reflecting broad-based improvement in the core safety business, particularly in large industrial production and strategic account customers. Sales of the Company’s Radnor® private-label line were up 3% for fiscal 2013.
Revenues from the Company’s rental welder business experienced an 18% increase in organic sales during fiscal 2013 as compared to fiscal 2012 due to increased rental demand, reflecting strength in outage work in the oil, gas and chemicals industry, including refineries, and in the power industry.
The All Other Operations business segment sales increased 8% in total and 7% on an organic basis compared to fiscal 2012, with incremental sales of 1% contributed by acquisitions. The organic sales increase was primarily driven by an increase in refrigerants, CO2 and ammonia sales, which increased on both a volume and price basis.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 6% compared to fiscal 2012, principally due to the organic sales increase for fiscal 2013, a sales mix shift to higher-margin gas and rent and margin improvements on gases and hardgoods. The consolidated gross profit margin (excluding depreciation) for fiscal 2013 increased 70 basis points to 54.9% compared to 54.2% in fiscal 2012. The increase in consolidated gross profit margin (excluding depreciation) for fiscal 2013 reflects margin expansion in gases and hardgoods and a sales mix shift toward higher-margin gas and rent, partially offset by supplier price and internal production cost increases as well as sales mix shifts within both gases and hardgoods to lower margin products. Gas and rent represented 63.2% of the Company’s sales mix in fiscal 2013, up from 62.5% in fiscal 2012.

	Years Ended
Gross Profits (ex. Depr.)	March 31,
(In thousands)	2013	2012	Increase
Distribution	$2,439,532	$2,316,761	$122,771	5%
All Other Operations	282,398	254,092	28,306	11%
	$2,721,930	$2,570,853	$151,077	6%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to fiscal 2012. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.5% versus 54.7% in fiscal 2012, an increase of 80 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix shift toward higher-margin gas and rent as well as underlying margin expansion on gases and hardgoods. The margin expansion was partially offset by supplier price and internal production cost increases as well as sales mix shifts within both gases and hardgoods to lower margin products. As a percentage of the Distribution business segment’s sales, gas and rent increased 50 basis points to 58.6% in fiscal 2013 as compared to 58.1% in fiscal 2012.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 11% compared to fiscal 2012. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 130 basis points to 47.6% in fiscal 2013 from 46.3% in fiscal 2012. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by higher margins in the refrigerants, CO2 and ammonia businesses.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $101 million, or 6%, in fiscal 2013 as compared to fiscal 2012. Contributing to the increase in SD&A expenses were $79 million of normal inflationary increases plus higher variable costs associated with higher sales, such as sales commissions, salaries, production overtime and distribution costs and approximately $22 million of incremental operating costs associated with acquired businesses, net of a divestiture. Also contributing to the increase in the Distribution business segment’s SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access telesales program and costs associated with the analysis and execution of the Company’s strategic pricing initiative. As a percentage of net sales, SD&A expenses increased to 36.9% in fiscal 2013 from 36.4% in fiscal 2012.

	Years Ended
SD&A Expenses (In thousands)	March 31,		Increase/(Decrease)
	2013	2012
Distribution	$1,620,651	$1,528,215	$92,436	6%
All Other Operations	174,643	162,205	12,438	8%
Other	33,230	37,349	(4,119)
	$1,828,524	$1,727,769	$100,755	6%

SD&A expenses in the Distribution and All Other Operations business segments increased 6% and 8%, respectively, in fiscal 2013. For both business segments, the increases in SD&A costs were driven by normal inflationary increases plus higher variable costs on sales growth, including sales commissions, salaries, production overtime and distribution costs, and incremental operating costs associated with acquired businesses, net of a divestiture, of $19 million for the Distribution business segment and $3 million for the All Other Operations business segment. As a percentage of Distribution business segment net sales, SD&A expenses in the Distribution business segment increased 70 basis points to 36.8% compared to 36.1% in fiscal 2012. As a percentage of All Other Operations business segment net sales, SD&A expenses in the All Other Operations business segment decreased 10 basis points to 29.4% compared to 29.5% in fiscal 2012.
SD&A Expenses – Other
Enterprise Information System
SAP implementation costs for fiscal 2013 were $33.2 million as compared to $33.0 million in fiscal 2012. SAP costs incurred by the Company included pre-implementation data conversion and training costs as well as post-implementation monitoring, training and operating activities related to the business unit rollouts. These costs were recorded as SD&A expenses and were not allocated to the Company’s business segments. SAP-related benefits realized were primarily reflected in the Company’s higher sales and gross margins for fiscal 2013 as compared to fiscal 2012.

Multi-employer Pension Plan Withdrawals
As collective bargaining agreements (“CBAs”) came up for renewal, the Company actively negotiated the withdrawal from multi-employer defined benefit pension plans (“MEPPs”), replacing those retirement plans for CBA employees with defined contribution plans. During fiscal 2012, the Company incurred MEPP withdrawal charges of $4.3 million, primarily related to the final withdrawal and assessment from its last remaining MEPP. These charges are reflected in SD&A expenses. The Company successfully negotiated its withdrawal from all MEPPs in which it previously participated and fully accrued for the related withdrawal assessments.
Restructuring and Other Special Charges, Net
The following table presents the components of restructuring and other special charges, net for fiscal years 2013 and 2012:

	Years Ended
	March 31,
(In thousands)	2013	2012
Restructuring costs (benefits), net	$(2,177)	$14,473
Other related costs	8,537	5,725
Asset impairment charges	1,729	4,250
Total restructuring and other special charges, net	$8,089	$24,448

Restructuring and Other Related Costs
During fiscal 2012, the Company recorded $14.5 million in restructuring costs, including a restructuring charge of $13.3 million for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment and an additional $1.2 million in restructuring costs, primarily related to exit costs for the early termination of a lease obligation. Also during the fiscal 2012, the Company incurred $5.7 million of other costs related to the divisional realignment. These costs primarily related to transition staffing for the BSCs and legal costs associated with the realignment.
During fiscal 2013, the Company recorded a net $2.2 million benefit in restructuring costs related to certain lower than previously expected restructuring charges. The net benefit consisted of a reduction in estimated severance payments of $3.7 million, partially offset by additional restructuring costs of $1.5 million. The Company also incurred $8.5 million of other costs related to the divisional realignment and LLC formation in fiscal 2013.
The activity in the accrued liability balances associated with the restructuring plan was as follows for fiscal years 2013 and 2012:

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
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been incurred.

Asset Impairments
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business. As a result of an impairment analysis performed on the long-lived assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the other intangible assets associated with this business during fiscal 2013.

In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generated carbon dioxide as a by-product that served as the feedstock for the Company’s co-located liquid CO2 plant, would cease operations in calendar year 2013. The hydrogen plant continued to supply the feedstock for its liquid CO2 plant during the intervening period, and many of the assets at the Company’s liquid CO2 plant were transferred to a newly constructed facility to replace its production of liquid CO2 in the region. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $2.5 million during fiscal 2012.
Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units over the long-term. As a result of an impairment analysis performed on the assets at this location, the Company recorded a charge of $1.8 million during fiscal 2012, resulting in total asset impairment charges for fiscal 2012 of $4.3 million.
Unsolicited Takeover Attempt
On February 11, 2010, Air Products initiated an unsolicited tender offer for all of the Company’s outstanding shares of common stock. In connection with this unsolicited tender offer, Air Products filed an action against the Company and members of its Board in the Delaware Court of Chancery. On February 15, 2011, the Delaware Court of Chancery denied in their entirety all requests for relief by Air Products and dismissed with prejudice all claims asserted against the Company and its directors. Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. The Company recognized benefits of $7.9 million during fiscal 2012 from lower than previously estimated net costs related to the unsolicited takeover attempt.
Depreciation and Amortization
Depreciation expense increased $17 million or 7%, to $262 million in fiscal 2013 as compared to $245 million in fiscal 2012. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as rental welding equipment, cylinders and bulk tanks) and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $27 million in fiscal 2013 was $2 million higher than fiscal 2012, consistent with additional amortization expense related to intangible assets acquired during fiscal 2013.
Operating Income
Consolidated operating income of $596 million increased 7% in fiscal 2013 driven by gross margin expansion and operating leverage on organic sales growth. The consolidated operating income margin increased 30 basis points to 12.0% from 11.7% in fiscal 2012, reflecting the impact of these items.

	Years Ended
Operating Income (In thousands)	March 31,
	2013	2012	Increase
Distribution	$556,417	$542,684	$13,733	3%
All Other Operations	81,319	67,464	13,855	21%
Other	(41,319)	(53,927)	12,608
	$596,417	$556,221	$40,196	7%

Operating income in the Distribution business segment increased 3% in fiscal 2013. The Distribution business segment’s operating income margin decreased 10 basis points to 12.7% from 12.8% in fiscal 2012. The operating income margin decrease was driven by moderating sales growth relative to the increase in expenses and the year-over-year decline in helium sales due to supply constraints.
Operating income in the All Other Operations business segment increased 21% compared to fiscal 2012. The All Other Operations business segment’s operating income margin of 13.7% increased by 140 basis points compared to the operating income margin of 12.3% in fiscal 2012, primarily driven by margin improvements in the refrigerants, CO2 and ammonia businesses.
Interest Expense, Net

Interest expense, net, for fiscal 2013 was relatively consistent with fiscal 2012. Interest expense, net, was $67 million in fiscal 2013, representing an increase of $1 million, or 2%, compared to fiscal 2012.
Income Tax Expense
The effective income tax rate was 37.3% of pre-tax earnings in fiscal 2013 compared to 36.3% in fiscal 2012. The increase in the effective income tax rate was due in part to the Company’s recognition of a $4.9 million tax benefit (which reduced the effective income tax rate by approximately 1%) related to the LLC reorganization as well as a true-up of its foreign tax liabilities in fiscal 2012. As a result of the Company’s operating realignment into four divisions, the Company initiated a related change in its legal entity structure in fiscal 2012 in which the majority of Airgas’ distribution businesses merged, upon conversion to SAP, into a single LLC, leading to the realization of certain state tax benefits that previously required a valuation allowance.
Net Earnings
Net earnings per diluted share increased by 9% to $4.35 in fiscal 2013 compared to $4.00 per diluted share in fiscal 2012. Net earnings were $341 million compared to $313 million in fiscal 2012. In fiscal 2013, the impact of special charges on diluted earnings per share was offset by the impact of special gains, while earnings per diluted share in fiscal 2012 included net special charges of $0.11.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $745 million in fiscal 2014 compared to $550 million in fiscal 2013 and $506 million in fiscal 2012.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the years presented:

	Years Ended March 31,
(In thousands)	2014	2013	2012
Net earnings	$350,784	$340,874	$313,374
Non-cash and non-operating activities (1)	335,284	345,618	368,942
Changes in working capital	63,998	(130,234)	(179,562)
Other operating activities	(5,206)	(5,990)	3,652
Net cash provided by operating activities	$744,860	$550,268	$506,406
(1) Includes depreciation, amortization, asset impairment charges, deferred income taxes, gains and losses on sales of plant, equipment and businesses, stock-based compensation expense, and losses on the extinguishment of debt.
The cash inflow related to working capital in the current year was primarily driven by a lower required investment in working capital, reflecting a low organic sales growth environment, improved accounts receivable management and the timing of income tax payments. The prior year cash outflow for working capital reflected an increased year-over-year investment in inventory related to the Company’s expanded telesales program and the higher cost of refrigerants inventory. The use of cash for working capital in fiscal 2012 was primarily driven by significant cash outflows for payments related to the unsolicited takeover attempt and the Company’s final MEPP withdrawal assessments, as well as investments in working capital to support sales growth.
Net earnings plus non-cash and non-operating activities provided cash of $686 million in fiscal 2014 versus $686 million in fiscal 2013 and $682 million in fiscal 2012.
As of March 31, 2014, $20 million of the Company’s $70 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the years presented:

	Years Ended March 31,
(In thousands)	2014	2013	2012
Capital expenditures	$(354,587)	$(325,465)	$(356,514)
Proceeds from sales of plant, equipment and businesses	15,483	31,413	16,365
Business acquisitions and holdback settlements	(203,529)	(97,521)	(160,115)
Other investing activities	(951)	(1,286)	(1,830)
Net cash used in investing activities	$(543,584)	$(392,859)	$(502,094)
Capital expenditures as a percent of sales were 7.0%, 6.6% and 7.5%, respectively, for fiscal years 2014, 2013 and 2012. The increase in capital expenditures in the current year compared to the prior year reflects higher investments in revenue generating assets, such as rental welding equipment, cylinders and bulk tanks to support sales growth, as well as investments in infrastructure to support the Company’s e-Commerce and strategic pricing initiatives, partially offset by capital expenditures related to the purchase of a new hardgoods distribution center in Bristol, Pennsylvania in the prior year. The lower level of capital expenditures in the prior year compared to fiscal 2012 reflects the construction of an air separation unit in Clarksville, Tennessee, the expansion of a hardgoods distribution center in Duluth, Georgia and multiple plant and branch expansions and consolidations in fiscal 2012. In fiscal 2014, the company paid $204 million to acquire eleven businesses and to settle holdback liabilities, which excludes cash paid related to certain contingent consideration arrangements that are reflected as financing activities. Additionally, during the prior year, the Company sold five branch locations in western Canada and received incremental proceeds of $16 million in addition to proceeds from sales of other plant and equipment.
Free cash flow* in fiscal 2014 was $441 million, compared to $298 million in fiscal 2013 and $262 million in fiscal 2012.
*     See non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the years presented:

	Years Ended March 31,
(In thousands)	2014	2013	2012
Net cash borrowings (repayments)	$(113,374)	$452,952	$305,788
Purchase of treasury stock	(8,127)	(591,873)	(300,000)
Dividends paid to stockholders	(141,461)	(122,202)	(95,323)
Other financing activities	44,861	145,437	72,668
Net cash used in financing activities	$(218,101)	$(115,686)	$(16,867)
In fiscal 2014, net financing activities used cash of $218 million. Net cash repayments on debt obligations were $113 million, primarily related to the early redemption of the Company’s 2018 Senior Subordinated Notes and repayment of its 2013 Notes upon their maturity in October 2013. The note repayments were financed with proceeds from the Company’s commercial paper program, excess cash and borrowings under its trade receivables securitization facility. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $45 million during the current year.
In fiscal 2013, net financing activities used cash of $116 million. Net cash borrowings were a source of $453 million, primarily related to the issuance of $325 million of 1.65% senior notes maturing on February 15, 2018, $275 million of 2.375% senior notes maturing on February 15, 2020 and $250 million of 2.90% senior notes maturing on November 15, 2022, offset by the pay down of $388 million of commercial paper. Proceeds from the senior notes were primarily used to fund acquisitions and share repurchases and to pay down the balance on the commercial paper program. As a result, there were no outstanding borrowings under the commercial paper program at March 31, 2013. On October 23, 2012, the Company announced a $600 million share repurchase program. By March 31, 2013, the Company had completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. Due to the settlement timing of the last repurchase, $8.1 million of these repurchases were reflected as a cash outflow in the first quarter of fiscal 2014. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $145 million driven by higher levels of stock option exercise activity and the associated excess tax benefits.
In fiscal 2012, net financing activities used cash of $17 million. Net cash borrowings were a source of $306 million, primarily related to the issuance of $250 million of 2.95% senior notes maturing on June 15, 2016. The Company authorized and completed a share repurchase program during fiscal 2012, purchasing 4.46 million shares of treasury stock for $300 million. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $73 million.
Dividends
In fiscal 2014, the Company paid its stockholders $141 million in dividends or $0.48 per share in all four quarters. During fiscal 2013, the Company paid dividends of $122 million or $0.40 per share in all four quarters. During fiscal 2012, the Company paid its stockholders $95 million in dividends or $0.29 per share in the first quarter and $0.32 per share in the second, third and fourth quarters. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2013 and now expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding LIBOR. At March 31, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2014, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from the commercial paper issuances for general corporate purposes. At March 31, 2014, $388 million was outstanding under the commercial paper program and the average interest rate on these borrowings was 0.35%.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount available under the Securitization Agreement is $295 million, with the outstanding borrowings bearing interest at a rate of approximately LIBOR plus 75 basis points.
On December 5, 2013, the Company entered into the Fourth Amendment to the Securitization Agreement, which extended the expiration date of the Securitization Agreement from December 4, 2015 to December 5, 2016. At March 31, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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

As of March 31, 2014, the Company had $54 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2014, the average interest rate on the multi-currency revolver was 1.75%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At March 31, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At March 31, 2014, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of March 31, 2014, $257 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2014, these revolving credit borrowings were €5.8 million (U.S. $8.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2014, the interest rate on the French revolving credit borrowings was 1.47%. This line of credit matures on July 19, 2016.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments, including its $400 million of 4.5% senior notes maturing on September 15, 2014. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program and revolving credit facilities, and potentially capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement, divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At March 31, 2014, the Company’s leverage ratio was 2.6 and $257 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At March 31, 2014, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
At March 31, 2014, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.
At March 31, 2014, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2014, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At March 31, 2014, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.

At March 31, 2014, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At March 31, 2014, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
On October 1, 2013, the Company repaid $300 million of indebtedness associated with its 2013 Notes upon their maturity.
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
Senior Subordinated Notes
The Company had $215 million outstanding of its 2018 Senior Subordinated Notes originally due to mature on October 1, 2018. The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the year ended March 31, 2014 related to the redemption premium and the write-off of unamortized debt issuance costs.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2014, other long-term debt totaled $1.0 million with an average interest rate of approximately 6.5% and an average maturity of approximately two years.
Interest Rate Derivatives
The Company may use derivative instruments to manage its exposure to changes in market interest rates. At March 31, 2014, the Company had no derivative instruments outstanding.
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio, for every 25 basis-point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.9 million.
Non-GAAP Reconciliation - Free Cash Flow

	Years Ended March 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$744,860	$550,268	$506,406
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	17,313	17,088	15,256
Excess tax benefit realized from the exercise of stock options	13,668	36,160	17,516
Net cash expenditures related to unsolicited takeover attempt	—	—	35,084
Cash expenditures related to MEPP withdrawals	—	—	18,323
Adjusted cash from operations	775,841	603,516	592,585
Capital expenditures	(354,587)	(325,465)	(356,514)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	15,483	15,693	16,365
Operating lease buyouts	4,420	3,946	9,218
Adjusted capital expenditures	(334,684)	(305,826)	(330,931)
Free cash flow	$441,157	$297,690	$261,654

The Company believes its free cash flow financial measure provides investors meaningful insight into its ability to generate cash from operations, excluding the impact of net cash expenditures related to Air Products’ unsolicited takeover attempt and MEPP withdrawals, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. The Company’s free cash flow financial measure has limitations and does not represent the residual cash flow available for discretionary expenditures. Certain non-discretionary expenditures such as payments on maturing debt obligations are excluded from the Company’s computation of its free cash flow financial measure. Non-GAAP financial measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s free cash flow financial measure may be different from free cash flow financial measures provided by other companies.

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, business insurance reserves and deferred income tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2014, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolios assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of net sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for approximately 0.5% of total net sales.
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
Goodwill is tested for impairment at the reporting unit level. The Company has determined that its reporting units for goodwill impairment testing purposes are equivalent to the operating segments used in the Company’s segment reporting (see Note 21 to the consolidated financial statements). In performing tests for goodwill impairment, the Company is permitted to first perform a qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, it is required to perform the two-step goodwill impairment test described below to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. However, if an entity concludes otherwise based on the qualitative assessment, the two-step goodwill impairment test is not required. The option to perform the qualitative assessment can be utilized at the Company’s discretion, and the qualitative assessment need not be applied to all reporting units in a given goodwill impairment test. For an individual reporting unit, if the Company elects not to perform the qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the two-step goodwill impairment test for the reporting unit.
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
The Company’s methodology used for valuing its reporting units for the purpose of its goodwill impairment test is consistent with the prior year. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units.
In performing the October 31, 2013 annual goodwill impairment test, the Company elected to utilize the qualitative assessment for all of its reporting units with the exception of two of its reporting units in the All Other Operations business segment, namely its refrigerants business and a small medical systems business, for which the Company proceeded directly to performing the first step of the two-step goodwill impairment test. The assessment for all reporting units did not indicate that any of the reporting units’ goodwill was potentially impaired. See Note 7 to the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” for details of the annual goodwill impairment test.
Business Insurance Reserves
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2014, 2013 and 2012, these programs had deductible limits of $1 million per occurrence. For fiscal 2015, the deductible limits are expected to remain at $1 million per occurrence. The Company reserves for its deductible based on individual claim evaluations, establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations to reflect the expected ultimate loss for the known claims as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s deductible are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s deductible. Accordingly, the ultimate resolution of open claims may be for amounts that differ from the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has been approximately 0.5% of net sales.
Income Taxes
At March 31, 2014, the Company had deferred tax assets of $133 million (net of an immaterial valuation allowance), deferred tax liabilities of $901 million and $18 million of unrecognized income tax benefits associated with uncertain tax positions (see Note 5 to the consolidated financial statements).
The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating loss carryforwards. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2014, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.
Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the consolidated statements of earnings. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
Contractual Obligations
The following table presents the Company’s contractual obligations as of March 31, 2014(c):

(In thousands)		Payments Due or Commitment Expiration by Period
Contractual Obligations (b)	Total	Less Than 1 Year (a)	1 to 3 Years (a)	4 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$2,108,322	$400,370	$857,857	$325,095	$525,000
Estimated interest payments on long-term debt (2)	168,141	46,687	57,200	32,258	31,996
Non-compete agreements (3)	18,496	5,695	10,932	1,751	118
Letters of credit (4)	51,052	51,052	—	—	—
Operating leases (5)	377,501	94,426	145,036	80,023	58,016
Purchase obligations:
Liquid bulk gas supply agreements (6)	416,475	125,902	212,434	74,986	3,153
Liquid carbon dioxide supply agreements (7)	182,523	22,201	30,927	21,357	108,038
Other purchase commitments (8)	28,564	28,564	—	—	—
Total Contractual Obligations	$3,351,074	$774,897	$1,314,386	$535,470	$726,321
____________________

(a)
The “Less Than 1 Year” column relates to obligations due in the fiscal year ending March 31, 2015. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2016 and 2017. The “4 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2018 and 2019. The “More than 5 Years” column relates to obligations due beyond March 31, 2019.

(b)
At March 31, 2014, the Company had $23 million related to unrecognized income tax benefits, including accrued interest and penalties. These liabilities are not included in the above table, as the Company cannot make reasonable estimates with respect to the timing of their ultimate resolution. See Note 5 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s unrecognized income tax benefits.

(c)
The Company’s contractual obligations presented in the above table are based on obligations which existed at March 31, 2014. Subsequent to March 31, 2014, the Company signed a long-term agreement with a customer to construct an on-site air separation unit in Calvert City, KY. Estimated construction commitments related to this project include approximately $20 million in the fiscal year ending March 31, 2015 and $19 million in the fiscal year ending March 31, 2016.

(1)
Aggregate long-term debt instruments are reflected in the consolidated balance sheet as of March 31, 2014. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.2 million at March 31, 2014. Long-term debt includes capital lease obligations, which were not material and therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2014. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

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

(5)
The Company’s operating leases at March 31, 2014 include approximately $242 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $25 million related to its leased vehicles.

(6)
In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements under contracts from national and regional producers of industrial gases. The Company is a party to a take-or-pay supply agreement, in effect through 2017, under which Air Products will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $52 million annually in bulk gases under the Air Products supply agreement. The Company also has take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $45 million in minimum annual bulk gas purchases. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Minimum annual purchases under these contracts are approximately $29 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2014 purchases. The supply agreements noted above contain periodic pricing adjustments, most of which are based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(7)
The Company is a party to take-or-pay supply agreements for the purchase of liquid carbon dioxide with ten suppliers that expire at various dates through 2044 and represent minimum annual purchases of approximately $22 million. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2014 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(8)	Other purchase commitments primarily include property, plant and equipment expenditures and take-or-pay obligations on ammonia purchases.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 8, “Financial Statements and
Supplementary Data,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the Company’s expectations regarding its 2015 fiscal year organic sales growth and earnings per diluted share; the Company’s belief as to the future demand for, and sales of, its reclaimed and recycled R-22; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the Company’s estimate that for every 25 basis-point increase in LIBOR, annual interest expense will increase by approximately $1.9 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures; shortages and/or disruptions in the supply chain of certain gases; EPA rulings and the pace and manner of U.S. compliance with the Montreal Protocol as they relate to the production and import of R-22; higher than expected expenses associated with the expansion of the Company’s telesales business, its strategic pricing initiative and other strategic growth initiatives; increased industry competition; our ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its new SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the extent and duration of sluggish conditions in the U.S. economy, including in particular, the U.S. industrial economy; the economic recovery in the U.S.; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate derivatives are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company had no interest rate derivative instruments outstanding at March 31, 2014.
The following table summarizes the Company’s market risks associated with debt obligations at March 31, 2014. The table presents cash flows related to payments of principal and interest by fiscal year of maturity. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	Thereafter	Total	Fair Value
Fixed Rate Debt:
Other long-term debt	$0.4	$0.3	$0.2	$0.1	$—	$—	$1.0	$1.1
Interest expense	0.1	0.03	0.01	0.003	—	—	0.1
Average interest rate	6.18%	6.59%	6.54%	7.42%	—	—
Senior notes due 9/15/2014	$400.0	$—	$—	$—	$—	$—	$400.0	$407.1
Interest expense	8.3	—	—	—	—	—	8.3
Interest rate	4.50%	—	—	—	—	—
Senior notes due 10/1/2015	$—	$250.0	$—	$—	$—	$—	$250.0	$258.6
Interest expense	8.1	4.1	—	—	—	—	12.2
Interest rate	3.25%	3.25%	—	—	—	—
Senior notes due 6/15/2016	$—	$—	$250.0	$—	$—	$—	$250.0	$259.3
Interest expense	7.4	7.4	1.5	—	—	—	16.3
Interest rate	2.95%	2.95%	2.95%	—	—	—
Senior notes due 2/15/2018	$—	$—	$—	$325.0	$—	$—	$325.0	$319.1
Interest expense	5.4	5.4	5.4	4.7	—	—	20.9
Interest rate	1.65%	1.65%	1.65%	—	—	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$—	$275.0	$275.0	$265.6
Interest expense	6.5	6.5	6.5	6.5	6.5	5.7	38.2
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$233.2
Interest expense	7.3	7.3	7.3	7.3	7.3	26.3	62.8
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%

(In millions)	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial paper	$387.9	$—	$—	$—	$—	$—	$387.9	$387.9
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate	0.35%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$54.2	$—	$—	$—	$54.2	$54.2
Interest expense	1.0	1.0	0.3	—	—	—	2.3
Interest rate (a)	1.75%	1.75%	1.75%	—	—	—
Revolving credit borrowings - France	$—	$—	$8.1	$—	$—	$—	$8.1	$8.1
Interest expense	0.1	0.1	0.1	—	—	—	0.3
Interest rate (b)	1.47%	1.47%	1.47%	—	—	—
Trade receivables securitization	$—	$—	$295.0	$—	$—	$—	$295.0	$295.0
Interest expense	2.7	2.7	1.8	—	—	—	7.2
Interest rate	0.89%	0.89%	0.89%	—	—	—

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
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of March 31, 2014, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-47 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on that evaluation, the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data.”
KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, included under Item 8, “Financial Statements and Supplementary Data.”
(c) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information from the Company’s 2014 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.
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
Item 201(d) Information
The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is set forth in the Proxy Statement section “Equity Compensation Plan Information” and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable or are not required, or because the required information is included in the consolidated financial statements or accompanying notes.
(3) The exhibits filed as part of this report are listed in the accompanying index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc., amended through May 8, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s March 31, 2012 Annual Report on Form 10-K.)

3.2	Airgas, Inc. By-Laws, amended through April 8, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s April 11, 2014 Current Report on Form 8-K.)

4.1
Rights Agreement, dated May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s May 10, 2007 Current Report on Form 8-K.)

4.2
Indenture dated September 11, 2009, between Airgas, Inc. and U.S. Bank National Association as successor Trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s September 11, 2009 Current Report on Form 8-K.)

4.3
First Supplemental Indenture dated September 11, 2009 to the Indenture dated September 11, 2009, between Airgas, Inc. and U.S. Bank National Association as successor Trustee, relating to the 4.5% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.3 to the Company’s September 11, 2009 Current Report on Form 8-K.)

4.4
Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 No. 333-167140.)

4.5
First Supplemental Indenture dated September 30, 2010 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.25% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.2 to the Company’s September 30, 2010 Current Report on Form 8-K.)

4.6
Second Supplemental Indenture dated June 3, 2011 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.95% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.2 to the Company’s June 3, 2011 Current Report on Form 8-K.)

4.7
Third Supplemental Indenture dated November 26, 2012 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.90% Senior Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s November 26, 2012 Current Report on Form 8-K.)

4.8
Fourth Supplemental Indenture dated February 14, 2013 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 1.65% Senior Notes due 2018 and the 2.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s February 14, 2013 Current Report on Form 8-K.)

4.9
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

*10.2	1997 Directors’ Stock Option Plan, as amended through August 4, 2004. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-117965 dated August 5, 2004.)

*10.3	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001.)

*10.4	Airgas, Inc. Deferred Compensation Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006.)

*10.5	Airgas, Inc. Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s August 7, 2013 Current Report on Form 8-K.)

*10.6
Amended and Restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K.) Six other executive officers and two additional associates are parties to identical agreements.

*10.7
Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2009 Annual Report on Form 10-K.)

*10.8
First Amendment to Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter
McCausland dated June 27, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2013 Quarterly Report on Form 10-Q.)

*10.9
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

*10.11	First Amendment to the Amended and Restated 2003 Employee Stock Purchase Plan dated January 29, 2013.

10.12
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

10.15
Third Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2012, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 6, 2012 Current Report on Form 8-K.)

10.16
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
Date: May 29, 2014

Airgas, Inc.
(Registrant)

By:	/S/ PETER McCAUSLAND
Peter McCausland
Executive Chairman

By:	/S/ MICHAEL L. MOLININI
Michael L. Molinini
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER McCAUSLAND (Peter McCausland)	Executive Chairman (Co-Principal Executive Officer)	May 29, 2014

/S/ MICHAEL L. MOLININI (Michael L. Molinini)	Director, President and Chief Executive Officer (Co-Principal Executive Officer)	May 29, 2014

/S/ ROBERT M. McLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2014

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 29, 2014

/S/ JOHN P. CLANCEY (John P. Clancey)	Director	May 29, 2014

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 29, 2014

/S/ RICHARD C. ILL (Richard C. Ill)	Director	May 29, 2014

/S/ TED B. MILLER, JR. (Ted B. Miller, Jr.)	Director	May 29, 2014

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 29, 2014

/S/ DAVID M. STOUT (David M. Stout)	Director	May 29, 2014

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 29, 2014

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.)	Director	May 29, 2014

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 29, 2014

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2014 and 2013, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2014.
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

May 29, 2014

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.

Airgas, Inc.	Airgas, Inc.	Airgas, Inc.

/s/ PETER McCAUSLAND	/s/ MICHAEL L. MOLININI	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland	Michael L. Molinini	Robert M. McLaughlin
Executive Chairman	President and	Senior Vice President and
	Chief Executive Officer	Chief Financial Officer
May 29, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the accompanying consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (Accompanying Index). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Accompanying Index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 29, 2014

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2014	2013	2012
Net Sales	$5,072,537	$4,957,497	$4,746,283
Costs and Expenses:
Cost of products sold (excluding depreciation)	2,247,574	2,235,567	2,175,430
Selling, distribution and administrative expenses	1,889,123	1,828,524	1,727,769
Restructuring and other special charges, net (Notes 22 and 23)	—	8,089	24,448
Costs (benefits) related to unsolicited takeover attempt (Note 25)	—	—	(7,870)
Depreciation	275,461	261,622	245,076
Amortization (Note 7)	29,845	27,278	25,209
Total costs and expenses	4,442,003	4,361,080	4,190,062
Operating Income	630,534	596,417	556,221
Interest expense, net (Note 14)	(73,698)	(67,494)	(66,337)
Loss on the extinguishment of debt (Note 9)	(9,150)	—	—
Other income, net	4,219	14,494	2,282
Earnings before income taxes	551,905	543,417	492,166
Income taxes (Note 5)	(201,121)	(202,543)	(178,792)
Net Earnings	$350,784	$340,874	$313,374
Net Earnings Per Common Share (Note 15):
Basic earnings per share	$4.76	$4.45	$4.09
Diluted earnings per share	$4.68	$4.35	$4.00
Weighted Average Shares Outstanding:
Basic	73,623	76,651	76,586
Diluted	74,910	78,307	78,324

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
(In thousands)	2014	2013	2012
Net earnings	$350,784	$340,874	$313,374
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(4,235)	(1,274)	(2,520)
Reclassification of hedging loss included in net earnings (Note 10)	517	517	517
Other comprehensive income (loss), before tax	(3,718)	(757)	(2,003)
Net tax expense of other comprehensive income items	(191)	(191)	(191)
Other comprehensive income (loss), net of tax	(3,909)	(948)	(2,194)
Comprehensive income	$346,875	$339,926	$311,180

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31, 2014	March 31, 2013
ASSETS
Current Assets
Cash	$69,561	$86,386
Trade receivables, less allowances for doubtful accounts of $31,757 and $28,650 at March 31, 2014 and 2013, respectively	701,060	710,740
Inventories, net (Note 4)	478,149	474,821
Deferred income tax asset, net (Note 5)	57,961	53,562
Prepaid expenses and other current assets	92,356	138,321
Total current assets	1,399,087	1,463,830
Plant and equipment at cost (Note 6)	4,931,064	4,585,933
Less accumulated depreciation	(2,128,649)	(1,899,628)
Plant and equipment, net	2,802,415	2,686,305
Goodwill (Note 7)	1,289,896	1,195,613
Other intangible assets, net (Note 7)	258,836	226,824
Other non-current assets	43,080	45,653
Total assets	$5,793,314	$5,618,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$196,911	$183,258
Accrued expenses and other current liabilities (Note 8)	345,676	374,883
Short-term debt (Note 9)	387,866	—
Current portion of long-term debt (Note 9)	400,322	303,573
Total current liabilities	1,330,775	861,714
Long-term debt, excluding current portion (Note 9)	1,706,774	2,304,245
Deferred income tax liability, net (Note 5)	825,897	825,612
Other non-current liabilities	89,219	89,671
Commitments and contingencies (Notes 16 and 17)
Stockholders’ Equity (Note 12)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at March 31, 2014 and 2013	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,353 and 87,135 shares issued at March 31, 2014 and 2013, respectively	874	871
Capital in excess of par value	789,789	729,850
Retained earnings	2,047,843	1,861,395
Accumulated other comprehensive income	529	4,438
Treasury stock, 13,264 and 14,077 shares at cost at March 31, 2014 and 2013, respectively	(998,386)	(1,059,571)
Total stockholders’ equity	1,840,649	1,536,983
Total liabilities and stockholders’ equity	$5,793,314	$5,618,225

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended March 31, 2014, 2013 and 2012
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Balance - April 1, 2011	86,591	$866	$607,593	$1,504,758	$7,580	(6,995)	$(379,885)	$1,740,912
Net earnings				313,374				313,374
Foreign currency translation adjustments					(2,520)			(2,520)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(14,909)	(21,331)		1,253	72,859	36,619
Dividends paid on common stock ($1.25 per share) (Note 12)				(95,323)				(95,323)
Excess tax benefit associated with the exercise of stock options			16,006					16,006
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	283	3	15,253					15,256
Stock-based compensation expense (Note 13)			25,608					25,608
Purchase of treasury stock (Note 12)						(4,465)	(300,000)	(300,000)
Balance - March 31, 2012	86,874	$869	$649,551	$1,701,478	$5,386	(10,207)	$(607,026)	$1,750,258
Net earnings				340,874				340,874
Foreign currency translation adjustments					(1,274)			(1,274)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			—	(58,755)		2,421	147,455	88,700
Dividends paid on common stock ($1.60 per share) (Note 12)				(122,202)				(122,202)
Excess tax benefit associated with the exercise of stock options			36,160					36,160
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	261	2	17,086					17,088
Stock-based compensation expense (Note 13)			27,053					27,053
Purchase of treasury stock (Note 12)						(6,291)	(600,000)	(600,000)
Balance - March 31, 2013	87,135	$871	$729,850	$1,861,395	$4,438	(14,077)	$(1,059,571)	$1,536,983

AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
Years Ended March 31, 2014, 2013 and 2012
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Net earnings				350,784				350,784
Foreign currency translation adjustments					(4,235)			(4,235)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			—	(22,875)		813	61,185	38,310
Dividends paid on common stock ($1.92 per share) (Note 12)				(141,461)				(141,461)
Excess tax benefit associated with the exercise of stock options			13,668					13,668
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	218	3	17,310					17,313
Stock-based compensation expense (Note 13)			28,961					28,961
Balance - March 31, 2014	87,353	$874	$789,789	$2,047,843	$529	(13,264)	$(998,386)	$1,840,649

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$350,784	$340,874	$313,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	275,461	261,622	245,076
Amortization	29,845	27,278	25,209
Impairment	—	1,729	4,250
Deferred income taxes	(6,869)	36,309	68,552
Loss (gain) on sales of plant and equipment	(1,264)	(1,551)	247
Gain on sale of businesses	—	(6,822)	—
Stock-based compensation expense	28,961	27,053	25,608
Loss on the extinguishment of debt	9,150	—	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	20,030	(42,485)	(89,976)
Inventories, net	2,291	(62,317)	(29,307)
Prepaid expenses and other current assets	41,408	(14,706)	(14,965)
Accounts payable, trade	4,732	(2,636)	9,980
Accrued expenses and other current liabilities	(4,463)	(8,090)	(55,294)
Other, net	(5,206)	(5,990)	3,652
Net cash provided by operating activities	744,860	550,268	506,406
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(354,587)	(325,465)	(356,514)
Proceeds from sales of plant, equipment and businesses	15,483	31,413	16,365
Business acquisitions and holdback settlements	(203,529)	(97,521)	(160,115)
Other, net	(951)	(1,286)	(1,830)
Net cash used in investing activities	(543,584)	(392,859)	(502,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	387,352	(388,452)	388,368
Proceeds from borrowings of long-term debt	135,861	862,832	1,066,526
Repayment of long-term debt	(636,587)	(21,428)	(1,149,106)
Financing costs	—	(6,697)	(4,567)
Premium paid on redemption of senior subordinated notes	(7,676)	—	—
Purchase of treasury stock	(8,127)	(591,873)	(300,000)
Proceeds from the exercise of stock options	38,310	88,700	36,619
Stock issued for the Employee Stock Purchase Plan	17,313	17,088	15,256
Excess tax benefit realized from the exercise of stock options	13,668	36,160	17,516
Dividends paid to stockholders	(141,461)	(122,202)	(95,323)
Change in cash overdraft and other	(16,754)	10,186	7,844
Net cash used in financing activities	(218,101)	(115,686)	(16,867)
Change in cash	$(16,825)	$41,723	$(12,555)
Cash – Beginning of period	86,386	44,663	57,218
Cash – End of period	$69,561	$86,386	$44,663

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
Airgas, Inc., together with its subsidiaries (“Airgas” or the “Company”), became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made nearly 450 acquisitions to become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-Business and independent distributors. More than 16,000 employees work in approximately 1,100 locations, including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers.
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
(c) Reclassifications and Prior Year Adjustments
The Company reclassified $15.0 million out of selling, distribution and administrative expenses into cost of products sold (excluding depreciation) for the year ended March 31, 2013, to correct an error in the prior year classification. Consolidated operating income and net earnings for the year ended March 31, 2013 were not impacted by the correction, and the amount is not material to either of the impacted line items in the Company’s consolidated statement of earnings for the year ended March 31, 2013.
(d) Cash and Cash Overdraft
On a daily basis, available funds are swept from depository accounts into a concentration account and used to repay borrowings under the Company’s commercial paper program. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.
(e) Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolios assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(f) Inventories

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) and average-cost methods. Substantially all of the inventories are finished goods.
(g) Plant and Equipment
Plant and equipment are initially stated at cost. Long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded values cannot be recovered from the undiscounted future cash flows. For impairment testing purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable. When the book value of an asset or group of assets exceeds the associated undiscounted expected future cash flows, it is considered to be potentially impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company also leases property, plant and equipment, principally under operating leases. Rent expense for operating leases, which may have escalating rentals or rent holidays, is recorded on a straight-line basis over the respective lease terms.
The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the related assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on the Company’s plant and equipment in the consolidated statement of earnings line item “Depreciation.”
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded for construction in progress during each of the years in the three-year period ended March 31, 2014 was not material.
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
(i) Goodwill, Other Intangible Assets and Deferred Financing Costs
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year.
Other intangible assets primarily include non-competition agreements and customer relationships resulting from business acquisitions. Both non-competition agreements and customer relationships are recorded based on their acquisition date fair values. Non-competition agreements are amortized using the straight-line method over the respective terms of the agreements. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from seven to 25 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset or asset group can be recovered through the projected undiscounted future cash flows of the related business unit. If the carrying value of an other intangible asset or asset group is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is determined using discounted cash flows or other techniques.
Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in other non-current assets, depending upon the classification of the debt to which the costs relate. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.
(j) Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period during which the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning plant and bulk tank sites to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations totaled $19.0 million and $18.8 million at March 31, 2014 and 2013, respectively, and are reflected within other non-current liabilities on the Company’s consolidated balance sheets.
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
(m) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
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
(p) Derivative Instruments and Hedging Activities

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In managing exposure to changes in market interest rates, the Company may enter into interest rate swap agreements and treasury rate lock agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for receiving a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. Treasury rate lock agreements are used to fix the interest rate related to forecasted debt issuances. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes.
Historically, when the Company has held outstanding derivative instruments, the counterparties to the Company’s interest rate contracts were major financial institutions. The Company has recognized derivative instruments on the balance sheet at fair value. The interest rate contracts were designated as hedges and recorded at fair value, with changes in fair value recognized in either accumulated other comprehensive income or in the carrying value of the hedged portions of fixed-rate debt, as applicable. Gains and losses on derivative instruments representing hedge ineffectiveness were recognized in current earnings.
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
(t) Shipping and Handling Fees and Distribution Costs
The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight-in are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company and third-party vehicles, are reflected in selling, distribution and administrative expenses and were $850 million, $841 million and $797 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $32 million, $30 million and $27 million was recognized in depreciation for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
(u) Stock-based Compensation
The Company grants stock-based compensation awards in connection with its equity incentive and employee stock purchase plans. Stock-based compensation expense is generally recognized on a straight-line basis over the stated vesting period for each award, with accelerated vesting for retirement-eligible employees in accordance with the provisions of the equity incentive plan. See Note 13 for additional disclosures relating to stock-based compensation.

(2) ACCOUNTING AND DISCLOSURE CHANGES

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance clarifying the accounting for the release of cumulative translation adjustments (“CTA”) into net income upon the occurrence of certain sale or other derecognition transactions related to foreign entities. The new guidance describes the circumstances in which CTA should be released (either partially or fully) into net income based on the type of transaction related to a foreign entity. The Company adopted the new guidance effective April 1, 2014. The guidance did not have an impact on the Company’s financial position, results of operation or liquidity upon adoption; rather, the Company will prospectively apply the provisions of the new guidance to applicable transactions related to its foreign entities.
In July 2013, the FASB issued new guidance clarifying the financial statement presentation of unrecognized tax benefits. The new guidance specifies that an unrecognized tax benefit (or a portion thereof) shall be presented in the financial statements as a reduction to a deferred tax asset depending on the availability of certain deferred tax assets to settle the additional income taxes resulting from the disallowance of a tax position. If the deferred tax asset is not available or the entity does not plan to use the deferred tax asset for such purpose given the option, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The Company adopted the new guidance effective April 1, 2014, with no material impact on the balance sheet presentation of its unrecognized tax benefits. See Note 5 for additional information on the Company’s unrecognized tax benefits.
In April 2014, the FASB issued new guidance on the reporting of discontinued operations. The guidance amends existing standards by limiting the presentation of discontinued operations to disposals that represent a strategic shift with a major effect on an entity’s operations and financial results. In contrast, many disposals under current standards, which may be more routine in nature and not change an entity’s strategy, are reported in discontinued operations. The guidance also requires new disclosures around both disposals qualifying for discontinued operations as well as significant disposals that are not considered discontinued operations. The new guidance is effective for the Company on a prospective basis starting April 1, 2015, with early adoption permitted for disposals that have not been previously reported in the Company’s financial statements. The impact of the new guidance on the Company’s consolidated financial statements will depend on the occurrence of disposal transactions subject to the guidance, and will only be applicable to new disposals subsequent to adoption.

(3) ACQUISITIONS AND DIVESTITURES
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2014
During fiscal 2014, the Company purchased eleven businesses with historical annual sales of approximately $82 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in annual sales in calendar 2012. The Company paid a total of $205 million in net cash consideration for the eleven businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred in fiscal 2014 were $1.5 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $33 million in net sales in fiscal 2014.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$14,631	$9	$14,640
Plant and equipment	48,919	(746)	48,173
Goodwill	95,626	(216)	95,410
Other intangible assets	60,190	—	60,190
Current liabilities	(6,088)	1,366	(4,722)
Non-current liabilities	(8,321)	—	(8,321)
Net assets acquired	$204,957	$413	$205,370
The fair value of trade receivables acquired in the fiscal 2014 acquisitions was $8.9 million, with gross contractual amounts receivable of $9.4 million. Goodwill associated with fiscal 2014 acquisitions was $93.3 million of which $89.7 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Other intangible assets related to fiscal 2014 acquisitions represent customer relationships and non-competition agreements and amounted to $55.8 million and $4.3 million, respectively. See Note 7 for further information on goodwill and other intangible assets.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for fiscal 2014 and 2013, as if fiscal 2014 acquisitions had occurred on April 1, 2012. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2012 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net sales	$5,122,936	$5,037,123
Net earnings	352,421	343,933
Diluted earnings per share	$4.70	$4.39
Fiscal 2013
During fiscal 2013, the Company purchased eighteen businesses with historical annual sales of more than $95 million. A total of $98 million in net cash consideration was paid for the eighteen businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred in fiscal 2013 were $1.3 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $30 million in net sales in fiscal 2013.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network and production locations. The following table summarizes, as of March 31, 2013, the fair values of the assets acquired and liabilities assumed related to fiscal 2013 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not material.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$14,627	$548	$15,175
Plant and equipment	24,191	1,018	25,209
Goodwill	31,104	3,101	34,205
Other intangible assets	38,658	2,155	40,813
Current liabilities	(10,990)	(2,134)	(13,124)
Non-current liabilities	(4,035)	(722)	(4,757)
Net assets acquired	$93,555	$3,966	$97,521
The fair value of trade receivables acquired with fiscal 2013 acquisitions was $9.2 million, with gross contractual amounts receivable of $9.6 million. Goodwill associated with fiscal 2013 acquisitions was $35.2 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies, and the addition of businesses complementary to the Company’s portfolio of products and services. Other intangible assets related to fiscal 2013 acquisitions represent customer relationships and non-competition agreements and amounted to $30.4 million and $11.7 million, respectively.
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
Fiscal 2012
During fiscal 2012, the Company purchased eight businesses. The largest of these businesses were ABCO Gases, Welding and Industrial Supply Company, Inc. (“ABCO”), Pain Enterprises, Inc. (“Pain”) and Industrial Welding Supplies of Hattiesburg, LLC (d/b/a “Nordan Smith”). ABCO was a New England-based industrial gas and welding supply distributor with 12 locations throughout Connecticut, New Hampshire, Massachusetts and Rhode Island with historical annual sales of approximately $35 million. Pain, a producer and distributor of dry ice and liquid carbon dioxide with 20 locations throughout the Midwestern United States, generated historical annual sales of approximately $33 million. Nordan Smith was a Mississippi-based industrial gas and welding supply distributor with 17 locations throughout Mississippi, Arkansas and Alabama with historical annual sales of approximately $31 million. A total of $160 million in net cash consideration was paid for the eight businesses and for the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions. Transaction and other integration costs incurred in fiscal 2012 were $1.8 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. The businesses acquired in fiscal 2012 had aggregate historical annual sales of approximately $106 million. These acquisitions contributed approximately $58 million in net sales in fiscal 2012. The Company acquired these businesses in order to expand

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its geographic coverage and strengthen its national network of branch-store locations, and to expand its dry ice and liquid carbon dioxide production and distribution.
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

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Current assets, net	$17,390	$5,017	$22,407
Plant and equipment	54,505	15,487	69,992
Goodwill	42,073	7,829	49,902
Other intangible assets	34,486	7,230	41,716
Current liabilities	(13,386)	(1,026)	(14,412)
Non-current liabilities	(5,937)	(3,553)	(9,490)
Net assets acquired	$129,131	$30,984	$160,115
The fair value of trade receivables acquired with fiscal 2012 acquisitions was $12.3 million, with gross contractual amounts receivable of $12.9 million. Goodwill associated with fiscal 2012 acquisitions was $48.2 million and is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Other intangible assets related to fiscal 2012 acquisitions represent customer relationships and non-competition agreements and amounted to $34.9 million and $6.6 million, respectively.

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	March 31, 2014	March 31, 2013
Hardgoods	$313,127	$317,119
Gases	165,022	157,702
	$478,149	$474,821

(5) INCOME TAXES
Earnings before income taxes were derived from the following sources:

	Years Ended March 31,
(In thousands)	2014	2013	2012
United States	$539,063	$519,833	$482,832
Foreign	12,842	23,584	9,334
	$551,905	$543,417	$492,166
Income tax expense consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2014	2013	2012
Current:
Federal	$184,308	$145,603	$94,665
Foreign	4,561	7,042	2,758
State	19,121	13,589	12,817
	207,990	166,234	110,240
Deferred:
Federal	(4,722)	26,993	65,456
Foreign	(1,127)	(975)	474
State	(1,020)	10,291	2,622
	(6,869)	36,309	68,552
	$201,121	$202,543	$178,792
Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2014	2013	2012
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2.1%	2.9%	2.5%
Stock-based compensation expense	0.1%	0.2%	0.2%
State tax effect of corporate reorganization	—%	—%	(0.7)%
Domestic production activities deduction	(1.0)%	(0.9)%	(0.4)%
Other, net	0.2%	0.1%	(0.3)%
	36.4%	37.3%	36.3%
The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
(In thousands)	2014	2013
Deferred Tax Assets:
Inventories	$25,874	$24,202
Accounts receivable	1,274	—
Deferred rental income	18,256	16,519
Insurance reserves	12,627	13,622
Litigation settlement and other reserves	3,181	3,856
Asset retirement obligations	7,180	6,463
Stock-based compensation	30,934	25,826
Other	20,590	19,694
Net operating loss carryforwards	13,081	16,419
Valuation allowance	(308)	(2,127)
	132,689	124,474
Deferred Tax Liabilities:
Accounts receivable	—	(937)
Plant and equipment	(702,080)	(713,132)
Intangible assets	(188,289)	(170,310)
Other	(10,256)	(12,145)
	(900,625)	(896,524)
Net deferred tax liability	$(767,936)	$(772,050)
Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2014	2013
Current deferred income tax asset, net	$57,961	$53,562
Non-current deferred income tax liability, net	(825,897)	(825,612)
Net deferred tax liability	$(767,936)	$(772,050)
The Company has recorded tax benefits amounting to $13.7 million, $36.2 million and $16.0 million in the years ended March 31, 2014, 2013 and 2012, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
The Company has recorded deferred tax assets related to the expected future tax benefits of state net operating losses of $13.0 million and $16.4 million as of March 31, 2014 and 2013, respectively. State loss carryforwards expire at various times through 2034.
U.S. income taxes have not been provided on approximately $106 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
As of March 31, 2014, the Company has unrecognized state tax benefits of approximately $18.2 million, which were recorded in other non-current liabilities, and a related $7.7 million of federal tax assets associated with those state tax benefits recorded in non-current deferred tax assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including penalties associated with uncertain tax positions, is as follows:

	March 31,
(In thousands)	2014	2013
Beginning unrecognized net income tax benefits	$16,467	$14,146
Additions for current year tax positions	3,054	2,419
Additions for tax positions of prior years	151	969
Reductions for tax positions of prior years	(1,448)	(1,067)
Reductions for settlements with taxing authorities	—	—
Reductions as a result of expiration of applicable statutes of limitations	—	—
Ending unrecognized net income tax benefits	$18,224	$16,467
Interest and penalties recognized for the years ended March 31, 2014, 2013 and 2012 were classified as income tax expense in the Company’s consolidated statements of earnings and were not material. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense. The Company had approximately $4.8 million and $4.6 million for the payment of interest and penalties accrued at March 31, 2014 and 2013, respectively.
The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state or local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2010.

(6) PLANT AND EQUIPMENT
The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable Lives (Yrs)	2014	2013
(In thousands)
Land and land improvements	—	$209,195	$203,362
Buildings and improvements	25	538,712	511,818
Cylinders	30	1,405,857	1,360,059
Bulk tank stations	10 to 30 (Average 17)	720,717	663,140
Rental equipment	2 to 10	403,351	334,844
Machinery and equipment	7 to 10	948,638	897,040
Computers, furniture and fixtures	3 to 10	303,400	277,254
Transportation equipment	3 to 15	341,709	312,402
Construction in progress	—	59,485	26,014
		$4,931,064	$4,585,933

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for fiscal 2014 and 2013 were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2012	$969,394	$194,409	$1,163,803
Acquisitions (a)	31,104	3,101	34,205
Other adjustments, including foreign currency translation	(2,370)	(25)	(2,395)
Balance at March 31, 2013	998,128	197,485	1,195,613
Acquisitions (a)	95,626	(216)	95,410
Other adjustments, including foreign currency translation	(1,026)	(101)	(1,127)
Balance at March 31, 2014	$1,092,728	$197,168	$1,289,896
____________________

(a)	Includes acquisitions completed during the respective year and adjustments made to prior year acquisitions.
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
However, the Company bypassed the option to perform the Step 0 assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for two of its reporting units in the All Other Operations business segment, namely its refrigerants business and a small medical systems business. The Company determined the estimated fair value of these reporting units as of October 31, 2013 using a discounted cash flow model and compared these values to the carrying values of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates and profit margins based on the reporting unit business plans, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rate used to estimate the fair value of the reporting units exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller entities. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of the reporting units. The Company’s methodology used for valuing its reporting units for the purpose of its goodwill impairment test is consistent with the prior year.
For the Company’s refrigerants business, the result of the annual goodwill impairment test indicated that the fair value of the reporting unit was in excess of its carrying amount by more than 10%. The forecasted cash flows for this business reflect an evolving regulatory environment, which most recently was impacted by the United States Environmental Protection Agency’s

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“EPA”) ruling in March 2013 that allowed for an increase in the production and import of Refrigerant-22 (“R-22”) in calendar year 2013. The ruling pressured both volumes and pricing of R-22 given the increased supply in the market. The Company believes that its refrigerants business is well-positioned to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22, as the phase-out related to regulations adopted by the U.S. in response to the Montreal Protocol on Substances that Deplete the Ozone Layer progresses. However, changes in the amount or timing of the reporting unit’s estimated future cash flows as a result of unexpected regulatory changes could adversely affect the fair value or carrying amount of this reporting unit. As a result, the Company will continue to monitor this business and consider interim analyses of goodwill as appropriate. The amount of goodwill associated with this reporting unit was $88 million at March 31, 2014.
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
Other Intangible Assets
Other intangible assets by major class are as follows:

	March 31, 2014				March 31, 2013
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$345,199	$(107,577)	$237,622	15	$294,598	$(91,354)	$203,244
Non-competition agreements	7	40,316	(19,287)	21,029	7	42,891	(19,338)	23,553
Other		199	(14)	185		1,295	(1,268)	27
		$385,714	$(126,878)	$258,836		$338,784	$(111,960)	$226,824

Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods, which range from seven to 25 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value of an other intangible asset or asset group is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for fiscal 2014 and 2013 was $28.6 million and $26.2 million, respectively. Estimated future amortization expense by fiscal year is as follows: fiscal 2015 - $29.2 million; 2016 - $27.5 million; 2017 - $25.7 million; 2018 - $24.0 million; 2019 - $22.0 million; and $130.4 million thereafter.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	March 31, 2014	March 31, 2013
Accrued payroll and employee benefits	$92,038	$89,131
Business insurance reserves (a)	49,372	53,619
Taxes other than income taxes	25,183	23,154
Cash overdraft	68,245	83,158
Deferred rental revenue	34,557	31,909
Accrued interest	11,335	23,373
Other accrued expenses and current liabilities	64,946	70,539
	$345,676	$374,883
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.8 million at March 31, 2014 and $14.0 million at March 31, 2013, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(9) INDEBTEDNESS
Total debt consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	March 31, 2014	March 31, 2013
Short-term
Money market loans	$—	$—
Commercial paper	387,866	—
Short-term debt	$387,866	—

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	54,230	36,705
Revolving credit borrowings - France	8,056	7,372
Senior notes, net	1,748,774	2,050,820
Senior subordinated notes	—	215,446
Other long-term debt	1,036	2,475
Total long-term debt	2,107,096	2,607,818
Less current portion of long-term debt	(400,322)	(303,573)
Long-term debt, excluding current portion	$1,706,774	$2,304,245

Total debt	$2,494,962	$2,607,818
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2013 and now expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At March 31, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2014. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2014, there were no advances outstanding under the agreement.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from the commercial paper issuances for general corporate purposes. At March 31, 2014, $388 million was outstanding under the commercial paper program and the average interest rate on these borrowings was 0.35%. There were no borrowings outstanding under the commercial paper program at March 31, 2013.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. Trade receivables that collateralize the Securitization Agreement are held in a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes and represents the Company’s only variable interest entity. Qualified trade receivables in the amount of the outstanding borrowing under the Securitization Agreement are not available to the general creditors of the Company. The maximum amount available under the Securitization Agreement is $295 million, with the outstanding borrowings bearing interest at a rate of approximately LIBOR plus 75 basis points.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 5, 2013, the Company entered into the Fourth Amendment to the Securitization Agreement, which extended the expiration date of the Securitization Agreement from December 4, 2015 to December 5, 2016. At March 31, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of March 31, 2014, the Company had $54 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2014, the average interest rate on the multi-currency revolver was 1.75%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At March 31, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At March 31, 2014, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of March 31, 2014, $257 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2014, these revolving credit borrowings were €5.8 million (U.S. $8.1 million). The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of March 31, 2014, the interest rate on the French revolving credit borrowings was 1.47%. This line of credit matures on July 19, 2016.
Senior Notes
At March 31, 2014, the Company had $400 million outstanding of 4.5% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.
At March 31, 2014, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At March 31, 2014, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At March 31, 2014, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At March 31, 2014, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2014, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
On October 1, 2013, the Company repaid $300 million of indebtedness associated with its 2.85% senior notes (the “2013 Notes”) upon their maturity.
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
Senior Subordinated Notes
The Company had $215 million outstanding of 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million ($5.6 million after tax) was recognized during the year ended March 31, 2014 related to the redemption premium and the write-off of unamortized debt issuance costs.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2014, other long-term debt totaled $1.0 million with an average interest rate of approximately 6.5% and an average maturity of approximately two years.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at March 31, 2014 are as follows:

(In thousands)	Debt Maturities (a)
Years Ending March 31,
2015	$400,370
2016	250,350
2017	607,507
2018	325,095
2019	—
Thereafter	525,000
$2,108,322
____________________

(a)	Outstanding borrowings under the Securitization Agreement at March 31, 2014 are reflected as maturing at the agreement’s expiration in December 2016.
The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.2 million at March 31, 2014.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company may use derivative instruments to manage its exposure to changes in market interest rates. The Company’s involvement with derivative instruments has been limited to highly effective interest rate swap agreements used to manage well-defined interest rate risk exposures and treasury rate lock agreements used to fix the interest rate related to forecasted debt issuances. When the Company has derivative instruments outstanding, it monitors its positions as well as the credit ratings of its counterparties, including the potential for non-performance by the counterparties. The Company does not enter into interest rate swap or treasury rate lock agreements for trading purposes. The Company recognizes outstanding derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet.
Cash Flow Hedges

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2014, 2013 and 2012, $517 thousand of the loss on the treasury rate lock was reclassified to interest expense during each period. At March 31, 2014, the estimated loss recorded in AOCI on the treasury rate lock agreement that is expected to be reclassified into earnings within the next twelve months is $517 thousand ($326 thousand after tax). See Note 12 for additional details regarding the impact of the treasury rate lock agreement on the Company’s other comprehensive income balance and reclassifications from AOCI into earnings.
Fair Value Hedges
The Company previously had five variable interest rate swap agreements outstanding with a notional amount of $300 million, which were designated as fair value hedges. These variable interest rates swaps were used to effectively convert the Company’s $300 million of fixed rate 2013 Notes to variable rate debt. The swap agreements matured on October 1, 2013, coinciding with the maturity date of the Company’s 2013 Notes. For derivative instruments designated as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.
During the year ended March 31, 2014, the fair value of the variable interest rate swap assets decreased by $2.5 million and liability carrying value of the 2013 Notes caused by the hedged risk also decreased by $2.5 million. The Company recorded the gain or loss on the hedged item (i.e., the 2013 Notes) and the gain or loss on the variable interest rate swaps in interest expense. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2014, 2013 and 2012.
Tabular Disclosure
The following tables reflect the fair values of derivative instruments on the Company’s consolidated balance sheets as well as the effect of derivative instruments in fair value hedging relationships on the Company’s earnings. See Note 12 for the tabular presentation of derivative instruments in cash flow hedging relationships related to the treasury rate lock agreement.
Fair Value of Derivatives Designated as Hedging Instruments

	March 31, 2014		March 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps:
Variable interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2,490

Effect of Derivative Instruments in Fair Value Hedging Relationships on Earnings

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Years Ended March 31,
Derivatives in Fair Value Hedging Relationships		2014	2013	2012
Change in fair value of variable interest rate swaps	Interest expense, net	$(2,490)	$(4,244)	$1,648
Change in carrying value of 2013 Notes	Interest expense, net	2,496	4,273	(1,597)
Net effect	Interest expense, net	$6	$29	$51

(11) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and 2013 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2014
Assets:
Deferred compensation plan assets	$16,387	$16,387	$—	$—
Derivative assets - variable interest rate swap agreements	—	—	—	—
Total assets measured at fair value on a recurring basis	$16,387	$16,387	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,387	$16,387	$—	$—
Contingent consideration liabilities	323	—	—	323
Total liabilities measured at fair value on a recurring basis	$16,710	$16,387	$—	$323

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2013
Assets:
Deferred compensation plan assets	$13,631	$13,631	$—	$—
Derivative assets - variable interest rate swap agreements	2,490	—	2,490	—
Total assets measured at fair value on a recurring basis	$16,121	$13,631	$2,490	$—

Liabilities:
Deferred compensation plan liabilities	$13,631	$13,631	$—	$—
Contingent consideration liabilities	3,632	—	—	3,632
Total liabilities measured at fair value on a recurring basis	$17,263	$13,631	$—	$3,632

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the consolidated balance

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Derivative assets — interest rate swap agreements — The Company’s variable interest rate swap agreements were with highly-rated counterparties, were designated as fair value hedges and effectively converted the Company’s fixed rate 2013 Notes to variable rate debt. The swap agreements were valued using an income approach that relies on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Expected future cash flows under the approach were converted to a present value amount based upon market expectations of the changes in these interest rate yield curves. The fair values of the interest rate swap derivative instruments were included in prepaid expenses and other current assets on the consolidated balance sheet at March 31, 2013. On October 1, 2013, the variable interest rate swaps matured, coinciding with the maturity date of the Company’s 2013 Notes. See Note 10 for additional derivatives disclosures.
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has arrangements in place whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. As of March 31, 2014, the contingent consideration liability is included within accrued expenses and other current liabilities on the consolidated balance sheet. The impact on the Company’s earnings as a result of the contingent consideration arrangements is recorded within selling, distribution and administrative expenses in the statement of earnings, and was $1.5 million for the year ended March 31, 2014. There was no material impact on the Company’s earnings as a result of the contingent consideration arrangements for the year ended March 31, 2013.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the years ended March 31, 2014 and 2013 were as follows (in thousands):

Balance at March 31, 2012	$2,512
Contingent consideration liabilities recorded	1,750
Settlements made during the period	(669)
Adjustments to fair value measurement	39
Balance at March 31, 2013	$3,632
Contingent consideration liabilities recorded	—
Settlements made during the period	(1,841)
Adjustments to fair value measurement	(1,468)
Balance at March 31, 2014	$323
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In September 2011, the Company performed an evaluation of the recoverability of the fixed assets related to one of its liquid carbon dioxide plants. This evaluation was based upon the receipt of notice in August 2011 that a supplier’s hydrogen plant, which generated carbon dioxide as a by-product that served as the feedstock for the Company’s co-located liquid carbon dioxide plant, would cease operations in calendar year 2013. In addition, in March 2012, the Company performed an evaluation of the recoverability of the fixed assets related to one of its smaller and less efficient air separation units. The evaluation was based on the re-evaluation of the plan for the operation of the air separation unit over the long-term. See Note 23 for additional details.
As a result of the analyses, the Company remeasured the fixed assets of its liquid carbon dioxide plant and recognized an impairment charge of $2.5 million, and remeasured the fixed assets related to the air separation unit and recognized an impairment charge of $1.8 million, both of which were reflected in the “Restructuring and other special charges, net” line item of the Company’s consolidated statement of earnings. The remeasured plant fixed assets totaled $8.8 million and the remeasured fixed assets related to the air separation unit totaled $0.4 million, at each respective date of evaluation. The Company used an income approach to estimate the fair values of the plant and air separation unit fixed assets based on significant unobservable inputs (Level 3). Factors such as expected future revenues and margins, the likelihood of asset redeployment and the length of the remaining operating term were considered in determining the future cash flows of the fixed assets at both the plant and air separation unit. The asset groups will not be remeasured at fair value on a recurring basis; however, they are still subject to fair value measurements to test for recoverability of the carrying amounts should future conditions warrant an evaluation.
Fair Value of Debt
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges as applicable. The fair values of the fixed rate notes disclosed in the following table were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the revolving credit borrowings, securitized receivables and commercial paper approximate their carrying values.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2013
Commercial paper	$387,866	$387,866	$—	$—
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	62,286	62,286	44,077	44,077
2013 Notes	—	—	302,466	303,413
2014 Notes	399,952	407,092	399,856	421,582
2015 Notes	249,887	258,630	249,811	263,702
2016 Notes	249,848	259,257	249,778	262,954
2018 Notes	324,579	319,098	324,471	325,401
2020 Notes	274,748	265,600	274,706	274,432
2022 Notes	249,760	233,230	249,732	248,404
2018 Senior Subordinated Notes	—	—	215,446	229,381
Other long-term debt	1,036	1,136	2,475	2,603
Total debt	$2,494,962	$2,489,195	$2,607,818	$2,670,949

(12) STOCKHOLDERS' EQUITY
(a) Common Stock
The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2014, the number of shares of common stock outstanding was 74.1 million, excluding 13.3 million shares of common stock held as treasury stock. At March 31, 2013, the number of shares of common stock outstanding was 73.1 million, excluding 14.1 million shares of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2014 and 2013, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.
Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2014 and 2013, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
During fiscal 2014, the Company paid its stockholders quarterly cash dividends of $0.48 per share at the end of each of its fiscal quarters. On May 1, 2014, the Company’s Board of Directors declared a cash dividend of $0.55 per share, which is payable on June 30, 2014 to the stockholders of record as of June 13, 2014. During fiscal 2013, the Company paid its stockholders regular quarterly cash dividends of $0.40 per share at the end of each of its fiscal quarters. During fiscal 2012, the Company paid its stockholders regular quarterly cash dividends of $0.29 per share at the end of the first quarter and $0.32 per share in the second, third and fourth quarters. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
(f) Comprehensive Income
The Company’s comprehensive income was $347 million, $340 million and $311 million for the years ended March 31, 2014, 2013 and 2012, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. See Note 10 for further information on derivative instruments. The following table presents the gross and net changes in the balances within each component of AOCI for each of the three years ended March 31, 2014.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2011	$9,047	$(1,467)	$7,580
Foreign currency translation adjustments	(2,520)		(2,520)
Derivative instruments:
Reclassification adjustments to income		517	517
Net tax effect of other comprehensive income items		(191)	(191)
Net change after tax of other comprehensive income items	(2,520)	326	(2,194)
Balance at March 31, 2012	6,527	(1,141)	5,386
Foreign currency translation adjustments	(1,274)		(1,274)
Derivative instruments:
Reclassification adjustments to income		517	517
Net tax effect of other comprehensive income items		(191)	(191)
Net change after tax of other comprehensive income items	(1,274)	326	(948)
Balance at March 31, 2013	5,253	(815)	4,438
Foreign currency translation adjustments	(4,235)		(4,235)
Derivative instruments:
Reclassification adjustments to income		517	517
Net tax effect of other comprehensive income items		(191)	(191)
Net change after tax of other comprehensive income items	(4,235)	326	(3,909)
Balance at March 31, 2014	$1,018	$(489)	$529

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the reclassifications out of AOCI and their effect on the respective line items of the consolidated statements of earnings impacted by the reclassifications for each of the three years ended March 31, 2014.

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

Year Ended March 31, 2014:
Losses on cash flow hedges:
Interest rate lock commitment	$517	Interest expense, net
	(191)	Income taxes
	$326	Net earnings

(13) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its equity incentive plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2014.

	Years Ended March 31,
(In thousands)	2014	2013	2012
Stock-based compensation expense related to:
Equity Incentive Plan	$24,892	$22,969	$21,721
Employee Stock Purchase Plan - options to purchase stock	4,069	4,084	3,887
	28,961	27,053	25,608
Tax benefit	(10,392)	(9,338)	(8,760)
Stock-based compensation expense, net of tax	$18,569	$17,715	$16,848
2006 Equity Incentive Plan
On August 14, 2012, the Company’s stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Plan”), which included, among other things, a 4.0 million increase in the maximum number of shares available for issuance under the plan. At March 31, 2014, a total of 11.7 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 4.1 million shares of common stock were available for issuance.
Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2014, 2013 and 2012 was $32.41, $29.40 and $22.78, respectively. The following assumptions were used by the Company in valuing the stock options grants issued in each fiscal year:
Stock Option Grant Assumptions

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected volatility	40.5%	40.1%	41.1%
Expected dividend yield	1.95%	1.83%	1.73%
Expected term	5.6 years	5.7 years	5.7 years
Risk-free interest rate	1.0%	0.9%	1.9%
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
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three years ended March 31, 2014:

	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2011	6,885,586	$41.11
Granted	995,038	$66.39
Exercised	(1,253,672)	$29.27
Forfeited	(42,470)	$57.35
Outstanding at March 31, 2012	6,584,482	$47.08	$275,849
Granted	966,300	$91.52
Exercised	(2,423,265)	$36.67
Forfeited	(75,501)	$67.86
Outstanding at March 31, 2013	5,052,016	$60.26	$196,527
Granted	959,700	$102.96
Exercised	(817,016)	$47.38
Forfeited	(90,276)	$85.04
Outstanding at March 31, 2014	5,104,424	$69.91	$186,816
Vested or expected to vest at March 31, 2014	5,092,587	$69.83	$186,794
Exercisable at March 31, 2014	2,934,768	$56.15	$147,781
The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2014, 2013 and 2012 was $47.0 million, $125.1 million and $56.9 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2014 was 4.5 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.
As of March 31, 2014, $42.0 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of March 31, 2014, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 1.3 million shares were available for issuance at March 31, 2014, 55,121 shares of which were issued on April 1, 2014.
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
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $19.27, $16.73 and $13.16 for the years ended March 31, 2014, 2013 and 2012, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:
ESPP - Purchase Option Assumptions

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected volatility	19.5%	23.2%	24.7%
Expected dividend yield	1.96%	2.19%	2.38%
Expected term	3 to 9 months	3 to 6 months	3 to 6 months
Risk-free interest rate	0.1%	0.1%	0.1%
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three years ended March 31, 2014:

	Number of Purchase Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2011	66,828	$51.03
Granted	295,327	$53.95
Exercised	(282,947)	$53.92
Outstanding at March 31, 2012	79,208	$51.61	$2,959
Granted	244,122	$70.74
Exercised	(261,193)	$65.42
Outstanding at March 31, 2013	62,137	$68.74	$1,890
Granted	211,093	$82.88
Exercised	(218,109)	$79.38
Outstanding at March 31, 2014	55,121	$80.77	$1,419

(14) INTEREST EXPENSE, NET
Interest expense, net, consists of:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2014	2013	2012
Interest expense	$75,361	$70,077	$68,846
Interest and finance charge income	(1,663)	(2,583)	(2,509)
	$73,698	$67,494	$66,337

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.5 million, 1.3 million and 1.8 million shares covered by outstanding stock options that were not dilutive for the years ended March 31, 2014, 2013 and 2012, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the years ended March 31, 2014, 2013 and 2012:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2014	2013	2012
Numerator:
Net earnings	$350,784	$340,874	$313,374
Denominator:
Basic shares outstanding	73,623	76,651	76,586
Basic earnings per share	$4.76	$4.45	$4.09

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2014	2013	2012
Numerator:
Net earnings	$350,784	$340,874	$313,374
Denominator:
Basic shares outstanding	73,623	76,651	76,586
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,287	1,656	1,738
Diluted shares outstanding	74,910	78,307	78,324
Diluted earnings per share	$4.68	$4.35	$4.00

(16) LEASES
The Company leases certain facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2014, 2013 and 2012 totaled approximately $110 million, $106 million and $102 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2014 and 2013. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $25 million, representing approximately 10.2% of the original cost of the equipment currently under lease.
At March 31, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)
Years Ending March 31,
2015	$94,426
2016	80,405
2017	64,631
2018	48,475
2019	31,548
Thereafter	58,016
$377,501

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
(b) Insurance Coverage
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2014, 2013 and 2012, these programs had deductible limits of $1 million per occurrence. For fiscal 2015, the deductible limits are expected to remain at $1 million per occurrence. The Company believes its business insurance reserves are adequate (see Note 8). The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.
The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company adjusts its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base. The Company’s self-insured medical benefits reserve was $12.9 million and $9.4 million at March 31, 2014 and 2013, respectively.
(c) Supply Agreements
The Company purchases bulk quantities of industrial gases under take-or-pay supply agreements. The Company is a party to a take-or-pay supply agreement, in effect through 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $52 million annually in bulk gases under the Air Products supply agreement. The Company also has take-or-pay supply agreements with The Linde Group AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2019 and represent approximately $45 million in minimum annual bulk gas purchases. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Minimum annual purchases under these contracts are approximately $29 million and they expire at various dates through 2024.
The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to take-or-pay supply agreements for the purchase of liquid carbon dioxide with ten suppliers that expire at various dates through 2044 and represent minimum annual purchases of approximately $22 million. The Company purchases ammonia from a variety of sources and is obligated to purchase a minimum of approximately $1 million annually under these contracts.
The Company’s annual purchase commitments under all of its supply agreements reflect estimates based on fiscal 2014 purchases. The Company’s supply agreements contain periodic pricing adjustments, most of which are based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in economic conditions. If a supply agreement with a major supplier of gases or other raw materials was terminated, the Company would attempt to locate alternative sources of supply to meet customer requirements, including utilizing excess internal production capacity for atmospheric gases. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
At March 31, 2014, future commitments under take-or-pay supply agreements were as follows:

(In thousands)
Years Ending March 31,
2015	$149,103
2016	137,432
2017	105,929
2018	54,802
2019	41,541
Thereafter	111,191
$599,998
(d) Letters of Credit
At March 31, 2014, the Company had outstanding letters of credit of $51 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s deductible on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(18) BENEFIT PLANS
Historically, the Company participated in several multi-employer defined benefit pension plans (“MEPPs”) providing defined benefits to union employees under the terms of collective bargaining agreements. The Company recognized charges related to its withdrawal from the last of these plans of $4.3 million for the year ended March 31, 2012. The Company successfully negotiated its withdrawal from all MEPPs in which it previously participated.
The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant wages. Amounts expensed under the 401(k) plan for fiscal 2014, 2013 and 2012 were $12.3 million, $11.7 million and $11.1 million, respectively.
The Company has a deferred compensation plan that is a non-qualified plan. The deferred compensation plan allows eligible employees and non-employee directors, who elect to participate in the plan, to defer the receipt of taxable compensation. Participants may set aside up to a maximum of 75% of their base salary and up to a maximum of 100% of their bonus compensation or directors’ fees in tax-deferred investments. The Company’s deferred compensation plan liabilities are funded through an irrevocable rabbi trust. The assets of the trust, which consist of open-ended mutual funds, cannot be reached by the Company or its creditors except in the event of the Company’s insolvency or bankruptcy. Assets held in the rabbi trust were $16.4 million and $13.6 million at March 31, 2014 and 2013, respectively, and are included within other non-current assets on the consolidated balance sheets. The Company’s deferred compensation plan liabilities were $16.4 million and $13.6 million at March 31, 2014 and 2013, respectively, and are included within other non-current liabilities on the consolidated balance sheets. Gains or losses on the deferred compensation plan assets are recognized as other income, net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the consolidated statements of earnings.

(19) RELATED PARTIES
The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2014, 2013 and 2012 were $4.1 million, $3.9 million and $3.6 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.

(20) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
Cash paid for interest and income taxes was as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
(In thousands)	2014	2013	2012
Interest paid	$86,479	$66,569	$67,756
Income taxes, net of refunds	164,482	133,951	94,976
Noncash Investing Transactions
Liabilities assumed as a result of acquisitions were as follows:

	Years Ended March 31,
(In thousands)	2014	2013	2012
Fair value of assets acquired	$218,413	$115,402	$184,017
Net cash paid for acquisitions (a)	(205,370)	(97,521)	(160,115)
Liabilities assumed	$13,043	$17,881	$23,902
____________________

(a)	Includes the purchase of businesses and the settlement of holdback liabilities and payments related to contingent consideration arrangements associated with prior year acquisitions.

(21) SUMMARY BY BUSINESS SEGMENT
The Company identifies its businesses as separate operating segments for reporting purposes based on the review of discrete financial results for each of the businesses by the Company’s chief operating decision maker for performance assessment and resource allocation purposes. The Company aggregates its operating segments, based on products and services, into two business segments, Distribution and All Other Operations. The Distribution business segment represents the Company’s only reportable segment under GAAP, while the All Other Operations business segment represents the aggregation of all other operating segments of the Company not considered reportable under GAAP. The Distribution business segment consists of 20 operating segments, including fourteen regional gas and hardgoods distribution businesses, three gas companies that either produce or market gas products sold primarily through the Company’s regional distribution businesses, two companies that sell or provide safety-related products and services, and the Company’s rental welder business. The aggregation of the operating segments that form the Distribution business segment is based on the segment’s foundation as a national integrated distribution business providing a broad array of gas products and supporting services offered in all modes of gas distribution, from large bulk quantities to smaller quantities in cylinder or packaged form, as well as a broad complementary hardgoods product line.
The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the regional distribution businesses. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 60%, 59% and 58% of the Distribution business segment’s sales in fiscal years 2014, 2013 and 2012, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 40%, 41% and 42% of the Distribution business segment’s sales in fiscal years 2014, 2013 and 2012, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2014, 2013 and 2012.
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
The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States in Canada, Mexico, Russia, Dubai and several European countries. Revenues derived from foreign countries, based on the point of sale, were $85 million, $84 million and $83 million in the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 4% of the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated total long-lived assets of the Company and were $168 million, $157 million and $146 million at March 31, 2014, 2013 and 2012, respectively. Long-lived assets primarily consist of plant and equipment as well as intangible assets. The Company’s customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following tables for the years ended March 31, 2014, 2013 and 2012. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system and the Company’s withdrawal from various MEPPs under selling, distribution and administrative expenses in the “Eliminations and Other” column. Additionally, the Company’s restructuring and other special charges, net and the legal, professional and other costs (benefits) incurred as a result of the fiscal 2011 Air Products unsolicited takeover attempt are not allocated to the Company’s business segments. These costs (benefits) are also reflected in the “Eliminations and Other” column. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions on the operating results of each business segment. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis in the following tables.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Year Ended
	March 31, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,717,272	$539,954	$(30,404)	$3,226,822
Hardgoods	1,841,518	4,200	(3)	1,845,715
Total net sales (a)	4,558,790	544,154	(30,407)	5,072,537
Cost of products sold (excluding depreciation) (a)	1,996,065	281,916	(30,407)	2,247,574
Selling, distribution and administrative expenses	1,705,408	176,289	7,426	1,889,123
Depreciation	252,329	23,132	—	275,461
Amortization	25,512	4,333	—	29,845
Operating income	$579,476	$58,484	$(7,426)	$630,534
Assets	$5,222,781	$570,533	$—	$5,793,314
Capital expenditures	$317,066	$37,521	$—	$354,587

	Year Ended
	March 31, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,577,901	$587,322	$(34,201)	$3,131,022
Hardgoods	1,820,204	6,276	(5)	1,826,475
Total net sales (a)	4,398,105	593,598	(34,206)	4,957,497
Cost of products sold (excluding depreciation) (a)	1,958,573	311,200	(34,206)	2,235,567
Selling, distribution and administrative expenses	1,620,651	174,643	33,230	1,828,524
Restructuring and other special charges, net	—	—	8,089	8,089
Depreciation	240,167	21,455	—	261,622
Amortization	22,297	4,981	—	27,278
Operating income	$556,417	$81,319	$(41,319)	$596,417
Assets	$5,047,042	$571,183	$—	$5,618,225
Capital expenditures	$300,431	$25,034	$—	$325,465

	Year Ended
	March 31, 2012
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,462,232	$543,111	$(37,784)	$2,967,559
Hardgoods	1,772,637	6,102	(15)	1,778,724
Total net sales (a)	4,234,869	549,213	(37,799)	4,746,283
Cost of products sold (excluding depreciation) (a)	1,918,108	295,121	(37,799)	2,175,430
Selling, distribution and administrative expenses	1,528,215	162,205	37,349	1,727,769
Restructuring and other special charges, net	—	—	24,448	24,448
Costs (benefits) related to unsolicited takeover attempt	—	—	(7,870)	(7,870)
Depreciation	225,723	19,353	—	245,076
Amortization	20,139	5,070	—	25,209
Operating income	$542,684	$67,464	$(53,927)	$556,221
Assets	$4,816,034	$504,551	$—	$5,320,585
Capital expenditures	$333,271	$23,243	$—	$356,514

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

(22) RESTRUCTURING AND OTHER SPECIAL CHARGES, NET
The Company incurred no restructuring and other special charges, including asset impairment charges, for the year ended March 31, 2014. The following table presents the components of restructuring and other special charges, net, for the years ended March 31, 2013 and 2012:

	Years Ended March 31,
(In thousands)	2013	2012
Restructuring costs (benefits), net	$(2,177)	$14,473
Other related costs	8,537	5,725
Asset impairment charges (Note 23)	1,729	4,250
Total restructuring and other special charges, net	$8,089	$24,448
Restructuring Costs (Benefits), Net
In May 2011, the Company announced the alignment of its then twelve regional distribution companies into four new divisions, and the consolidation of its regional company accounting and certain administrative functions into four newly created Business Support Centers (“BSCs”). Additionally, the Company initiated a related change in its legal entity structure on January 1, 2012 whereby each Airgas regional distribution company would merge, once converted to SAP, into a single limited liability company (“LLC”) of which Airgas, Inc. is the sole member. Prior to conversion to SAP, each of the Company’s twelve regional distribution companies operated its own accounting and administrative functions. Enabled by the Company’s conversion to a single information platform across all of its regional distribution businesses as part of the SAP implementation, the restructuring allows Airgas to more effectively utilize its resources across its regional distribution businesses and form an operating structure to leverage the full benefits of its new SAP platform. As a result of the realignment plan, the Company recorded an initial restructuring charge of $13.3 million during the year ended March 31, 2012 for severance benefits expected to be paid under the Airgas, Inc. Severance Pay Plan to employees whose jobs were eliminated as a result of the realignment.
During the year ended March 31, 2012, the Company recorded $14.5 million in restructuring costs. The majority of the costs for fiscal 2012 were related to the $13.3 million initial severance restructuring charge.
During the year ended March 31, 2013, the Company recorded $2.2 million in net restructuring benefits. In fiscal 2013, the Company re-evaluated its remaining severance liability related to the divisional realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The change in estimate was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.5 million, primarily related to relocation and other costs.
Restructuring costs related to the plan were not allocated to the Company’s business segments (see Note 21). The activity in the accrued liability balances associated with the restructuring plan was as follows for the years ended March 31, 2014, 2013 and 2012:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2011	$—	$—	$—
Restructuring charges	13,330	1,143	14,473
Cash payments and other adjustments	(192)	(153)	(345)
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	1,523	1,523
Cash payments	(4,756)	(2,199)	(6,955)
Other adjustments	(3,700)	—	(3,700)
Balance at March 31, 2013	$4,682	$314	$4,996
Cash payments and other adjustments	(3,321)	(237)	(3,558)
Balance at March 31, 2014	$1,361	$77	$1,438
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been incurred. The remaining accrued liability balances associated with the restructuring plan at March 31, 2014 are not material.
Other Related Costs
For the years ended March 31, 2013 and 2012, the Company also incurred $8.5 million and $5.7 million, respectively, of other costs related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Asset Impairment Charges
The Company recorded special charges related to asset impairments of $1.7 million and $4.3 million during the years ended March 31, 2013 and 2012, respectively – see Note 23 for further information.

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
In August 2011, the Company received 24 months notice that a supplier’s hydrogen plant, which generated carbon dioxide as a by-product that served as the feedstock for the Company’s co-located liquid carbon dioxide plant, would cease operations in calendar year 2013. The hydrogen plant continued to supply the feedstock for its liquid carbon dioxide plant during the intervening period, and many of the assets at the Company’s liquid carbon dioxide plant were transferred to a newly constructed facility to replace its production of liquid carbon dioxide in the region. Additionally, in March 2012, the Company re-evaluated its plan for the operation of one of its smaller and less efficient air separation units over the long-term.
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

(24) SUPPLEMENTARY INFORMATION (UNAUDITED)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the unaudited results of operations for each quarter of fiscal 2014 and 2013:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2014
Net sales	$1,279,891	$1,281,970	$1,242,846	$1,267,830
Operating income	156,614	168,769	154,919	150,232
Net earnings (c)	84,686	94,982	82,759	88,357
Basic earnings per share (a)	$1.16	$1.29	$1.12	$1.19
Diluted earnings per share (a)	$1.14	$1.27	$1.10	$1.17

2013
Net sales	$1,257,256	$1,229,610	$1,207,708	$1,262,923
Operating income (b)	151,690	145,186	147,279	152,261
Net earnings (c)	90,798	81,020	82,915	86,140
Basic earnings per share (a)	$1.18	$1.05	$1.07	$1.15
Diluted earnings per share (a)	$1.15	$1.03	$1.05	$1.13

(a)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the consolidated statements of earnings.

(b)	Operating income includes the following items:

(In thousands)	First	Second	Third	Fourth
2013
Restructuring and other special charges (benefits), net (Notes 22 and 23)	$5,712	$2,443	$(1,729)	$1,663

(c)	Net earnings include the after tax impact of the above listed items in operating income as well as the following non-operating items after tax:

(In thousands)	First	Second	Third	Fourth
2014
Loss on the extinguishment of debt (Note 9)	$—	$—	$5,646	$—
State income tax benefits (d)	—	(1,493)	—	(1,800)

2013
Gain on sale of businesses (Note 3)	$(5,491)	$—	$—	$—

(d)
During the three months ended September 30, 2013, the Company recognized a $1.5 million tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards. During the three months ended March 31, 2014, the Company recognized an additional $1.8 million of tax benefits related to enacted changes in state income tax rates.

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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Air Products promptly terminated its unsolicited tender offer and no appeal of the Court’s decision was filed. In connection with the unsolicited tender offer and related litigation, the Company incurred on a cumulative basis a net $60.0 million of legal and professional fees and other costs. The Company recognized benefits of $7.9 million during the year ended March 31, 2012 from lower than previously estimated net costs related to the unsolicited takeover attempt. The Company’s results were not impacted by the unsolicited takeover attempt during the years ended March 31, 2013 and 2014.

(26) SUBSEQUENT EVENT
On May 1, 2014, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.55 per share. The dividend is payable June 30, 2014 to stockholders of record as of June 13, 2014.

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the Years Ended March 31, 2014, 2013 and 2012
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2014
Accounts receivable - allowances for doubtful accounts	$28,650	$20,310	$7,163	(a)	$(24,366)	(b)	$31,757

2013
Accounts receivable - allowances for doubtful accounts	$31,845	$23,427	$4,034	(a)	$(30,656)	(b)	$28,650

2012
Accounts receivable - allowances for doubtful accounts	$23,655	$18,829	$2,967	(a)	$(13,606)	(b)	$31,845

(a)	Principally reflects subsequent collections of accounts previously written-off.

(b)	Write-off of uncollectible accounts.