Form 10-Q
period 2014-06-30
AIRGAS INC
filed 2014-08-06
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of August 4, 2014 was 74,530,919.

AIRGAS, INC.

FORM 10-Q
June 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2014	2013
Net Sales	$1,313,587	$1,279,891
Costs and Expenses:
Cost of products sold (excluding depreciation)	583,406	575,543
Selling, distribution and administrative expenses	494,713	473,475
Depreciation	72,635	67,030
Amortization	7,752	7,229
Total costs and expenses	1,158,506	1,123,277
Operating Income	155,081	156,614
Interest expense, net	(16,139)	(20,794)
Other income, net	1,869	113
Earnings before income taxes	140,811	135,933
Income taxes	(51,959)	(51,247)
Net Earnings	$88,852	$84,686
Net Earnings per Common Share:
Basic earnings per share	$1.20	$1.16
Diluted earnings per share	$1.18	$1.14
Weighted Average Shares Outstanding:
Basic	74,272	73,231
Diluted	75,483	74,536
Dividends Declared per Common Share	$0.55	$0.48

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Net earnings	$88,852	$84,686
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,575	(2,565)
Reclassification of hedging loss included in net earnings	129	129
Other comprehensive income (loss), before tax	2,704	(2,436)
Net tax expense of other comprehensive income items	(48)	(48)
Other comprehensive income (loss), net of tax	2,656	(2,484)
Comprehensive income	$91,508	$82,202

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash	$77,312	$69,561
Trade receivables, less allowances for doubtful accounts of $32,203 and $31,757 at June 30, 2014 and March 31, 2014, respectively	714,977	701,060
Inventories, net	479,599	478,149
Deferred income tax asset, net	58,209	57,961
Prepaid expenses and other current assets	91,034	92,356
Total current assets	1,421,131	1,399,087
Plant and equipment at cost	5,025,943	4,931,064
Less accumulated depreciation	(2,184,726)	(2,128,649)
Plant and equipment, net	2,841,217	2,802,415
Goodwill	1,304,587	1,289,896
Other intangible assets, net	259,116	258,836
Other non-current assets	46,033	43,080
Total assets	$5,872,084	$5,793,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$189,650	$196,911
Accrued expenses and other current liabilities	376,665	345,676
Short-term debt	53,000	387,866
Current portion of long-term debt	400,235	400,322
Total current liabilities	1,019,550	1,330,775
Long-term debt, excluding current portion	2,008,526	1,706,774
Deferred income tax liability, net	822,257	825,897
Other non-current liabilities	90,977	89,219
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2014 and March 31, 2014	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,408 and 87,353 shares issued at June 30, 2014 and March 31, 2014, respectively	874	874
Capital in excess of par value	814,652	789,789
Retained earnings	2,088,658	2,047,843
Accumulated other comprehensive income	3,185	529
Treasury stock, 12,948 and 13,264 shares at cost at June 30, 2014 and March 31, 2014, respectively	(976,595)	(998,386)
Total stockholders’ equity	1,930,774	1,840,649
Total liabilities and stockholders’ equity	$5,872,084	$5,793,314

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$88,852	$84,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	72,635	67,030
Amortization	7,752	7,229
Deferred income taxes	(4,554)	3,995
Gain on sales of plant and equipment	(959)	(334)
Stock-based compensation expense	14,830	13,728
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	(9,104)	(10,032)
Inventories, net	347	(11,006)
Prepaid expenses and other current assets	1,163	15,745
Accounts payable, trade	(7,473)	(14,048)
Accrued expenses and other current liabilities	31,567	16,925
Other, net	1,916	(3,219)
Net cash provided by operating activities	196,972	170,699
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(108,580)	(81,998)
Proceeds from sales of plant and equipment	5,452	3,998
Business acquisitions and holdback settlements	(23,463)	(5,143)
Other, net	(1,113)	(1,007)
Net cash used in investing activities	(127,704)	(84,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(335,015)	49,000
Proceeds from borrowings of long-term debt	300,528	3,522
Repayment of long-term debt	(553)	(119,561)
Financing costs	(2,133)	—
Purchase of treasury stock	—	(8,127)
Proceeds from the exercise of stock options	11,578	11,053
Stock issued for the Employee Stock Purchase Plan	4,602	4,398
Excess tax benefit realized from the exercise of stock options	4,063	2,672
Dividends paid to stockholders	(40,914)	(35,202)
Change in cash overdraft and other	(3,673)	(9,714)
Net cash used in financing activities	(61,517)	(101,959)
Change in cash	$7,751	$(15,410)
Cash – Beginning of period	69,561	86,386
Cash – End of period	$77,312	$70,976

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2014.
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

(2) ACCOUNTING AND DISCLOSURE CHANGES
Recently Adopted Accounting Pronouncements
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
Accounting Pronouncements Not Yet Adopted
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
In May 2014, the FASB issued new guidance on the accounting for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new standard is effective for the Company on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3) ACQUISITIONS
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the three months ended June 30, 2014, the Company acquired three businesses with historical annual sales of approximately $30 million, all of which were in the Distribution business segment. Transaction and other integration costs incurred related to current year acquisitions, as well as net sales contributed by these acquisitions, were not material for the three months ended June 30, 2014.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for the businesses acquired during the three months ended June 30, 2014 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2015 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)
Consideration
Cash (a)	$23,463
Airgas, Inc. common stock (b)	4,458
Fair value of total consideration transferred	$27,921

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$6,697
Plant and equipment	7,238
Other intangible assets	7,668
Current liabilities	(5,582)
Non-current liabilities	(2,258)
Total identifiable net assets	13,763

Goodwill	14,158
$27,921
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)
Represents 41,060 shares of Airgas, Inc. common stock issued in connection with a single acquisition. The fair value of the shares issued as part of the consideration for the acquisition was determined based on the closing market price of Airgas, Inc. common stock on the acquisition date.

The fair value of trade receivables acquired with fiscal 2015 acquisitions was $4.7 million, with gross contractual amounts receivable of $5.1 million. Goodwill associated with fiscal 2015 acquisitions was $10.6 million of which $8.5 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including increased distribution density and enhanced capabilities that will facilitate the sale of industrial, medical and specialty gases, and related supplies. Other intangible assets related to fiscal 2015 acquisitions represent customer relationships and non-competition agreements, and amounted to $5.6 million and $2.1 million, respectively. See Note 5 for further information on goodwill and other intangible assets.
Pro forma results of operations have not been presented for these acquisitions since the impact is not material to the Company’s consolidated statements of earnings, either individually or in aggregate.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	June 30, 2014	March 31, 2014
Hardgoods	$314,862	$313,127
Gases	164,737	165,022
	$479,599	$478,149

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the three months ended June 30, 2014 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2014	$1,092,728	$197,168	$1,289,896
Acquisitions (a)	14,158	—	14,158
Other adjustments, including foreign currency translation	491	42	533
Balance at June 30, 2014	$1,107,377	$197,210	$1,304,587
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	June 30, 2014				March 31, 2014
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$351,467	$(113,532)	$237,935	17	$345,199	$(107,577)	$237,622
Non-competition agreements	6	41,817	(20,817)	21,000	7	40,316	(19,287)	21,029
Other		199	(18)	181		199	(14)	185
		$393,483	$(134,367)	$259,116		$385,714	$(126,878)	$258,836
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the three months ended June 30, 2014 and 2013 was $7.4 million and $6.9 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2015 - $22.3 million; 2016 - $28.2 million; 2017 - $26.4 million; 2018 - $24.6 million; 2019 - $22.7 million; and $134.9 million thereafter.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	June 30, 2014	March 31, 2014
Accrued payroll and employee benefits	$73,998	$92,038
Business insurance reserves (a)	50,209	49,372
Income taxes	54,047	8,943
Taxes other than income taxes	26,773	25,183
Cash overdraft	64,572	68,245
Deferred rental revenue	33,685	34,557
Accrued interest	13,622	11,335
Other accrued expenses and current liabilities	59,759	56,003
	$376,665	$345,676
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.8 million at both June 30, 2014 and March 31, 2014, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	June 30, 2014	March 31, 2014
Short-term
Money market loans	$—	$—
Commercial paper	53,000	387,866
Short-term debt	$53,000	$387,866

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	56,600	54,230
Revolving credit borrowings - France	8,009	8,056
Senior notes, net	2,048,297	1,748,774
Other long-term debt	855	1,036
Total long-term debt	2,408,761	2,107,096
Less current portion of long-term debt	(400,235)	(400,322)
Long-term debt, excluding current portion	$2,008,526	$1,706,774

Total debt	$2,461,761	$2,494,962

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At June 30, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2014, there were no advances outstanding under the agreement. In July 2014, the agreement was extended and now expires on July 31, 2015.
Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. During the three months ended June 30, 2014, proceeds from the issuance of an aggregate $300 million of senior notes in June 2014 were principally used to pay down commercial paper. At June 30, 2014, $53 million was outstanding under the commercial paper program and the average interest rate was 0.30%. There were $388 million of borrowings outstanding under the commercial paper program at March 31, 2014.
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
At June 30, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires on December 5, 2016 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of June 30, 2014, the Company had $57 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at June 30, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2014, the average interest rate on the multi-currency revolver was 1.76%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

At June 30, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At June 30, 2014, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of June 30, 2014, $590 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2014, these revolving credit borrowings were €5.8 million (U.S. $8.0 million) and are classified as long-term debt on the Company’s consolidated balance sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of June 30, 2014, the interest rate on the French revolving credit borrowings was 1.48%. The line of credit expires on July 19, 2016.
Senior Notes
On June 17, 2014, the Company issued $300 million of 3.65% senior notes maturing on July 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount with a yield of 3.673%. The net proceeds from the sale of the 2024 Notes were used for general corporate purposes, including to fund acquisitions and repay indebtedness under the Company’s commercial paper program. Interest on the 2024 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015.
At June 30, 2014, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.
At June 30, 2014, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At June 30, 2014, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At June 30, 2014, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At June 30, 2014, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At June 30, 2014, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2014, 2015, 2016, 2018, 2020, 2022 and 2024 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2014, other long-term debt totaled $855 thousand with an average interest rate of 6.3% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at June 30, 2014 are as follows:

(In thousands)	Debt Maturities (a)
June 30, 2015	$400,235
March 31, 2016	250,304
March 31, 2017	609,831
March 31, 2018	325,095
March 31, 2019	—
Thereafter	825,000
$2,410,465
____________________

(a)	Outstanding borrowings under the Securitization Agreement at June 30, 2014 are reflected as maturing at the agreement’s expiration on December 5, 2016.
The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.7 million at June 30, 2014.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	June 30, 2014
Assets:
Deferred compensation plan assets	$17,472	$17,472	$—	$—

Liabilities:
Deferred compensation plan liabilities	$17,472	$17,472	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2014
Assets:
Deferred compensation plan assets	$16,387	$16,387	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,387	$16,387	$—	$—
Contingent consideration liabilities	323	—	—	323
Total liabilities measured at fair value on a recurring basis	$16,710	$16,387	$—	$323

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
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has utilized arrangements whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The total liability for contingent consideration arrangements at June 30, 2014 and the impact on the Company’s earnings as a result of these arrangements for the three months ended June 30, 2014 and 2013 were immaterial.
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	June 30, 2014	June 30, 2014	March 31, 2014	March 31, 2014
Commercial paper	$53,000	$53,000	$387,866	$387,866
Trade receivables securitization	295,000	295,000	295,000	295,000
Revolving credit borrowings	64,609	64,609	62,286	62,286
2014 Notes	399,976	403,036	399,952	407,092
2015 Notes	249,906	257,260	249,887	258,630
2016 Notes	249,866	258,803	249,848	259,257
2018 Notes	324,607	323,307	324,579	319,098
2020 Notes	274,759	269,954	274,748	265,600
2022 Notes	249,766	241,535	249,760	233,230
2024 Notes	299,417	303,372	—	—
Other long-term debt	855	933	1,036	1,136
Total debt	$2,461,761	$2,470,809	$2,494,962	$2,489,195

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(9) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2014	87,353	(13,264)
Common stock issuance (a)	55
Reissuance of treasury stock for stock option exercises		275
Reissuance of treasury stock for acquisition		41
Balance at June 30, 2014	87,408	(12,948)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2014	$874	$789,789	$2,047,843	$529	$(998,386)	$1,840,649
Net earnings			88,852			88,852
Other comprehensive income, net of tax				2,656		2,656
Common stock issuances and reissuances of treasury stock - employee benefit plans (b)	—	4,602	(7,123)		18,701	16,180
Reissuance of treasury stock for acquisition (Note 3)		1,368			3,090	4,458
Excess tax benefit from stock option exercises		4,063				4,063
Dividends paid on common stock ($0.55 per share)			(40,914)			(40,914)
Stock-based compensation (c)		14,830				14,830
Balance at June 30, 2014	$874	$814,652	$2,088,658	$3,185	$(976,595)	$1,930,774
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2014.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$1,018	$(489)	$529
Other comprehensive income before reclassifications	2,575		2,575
Amounts reclassified from AOCI (d)		129	129
Tax effect of other comprehensive income items		(48)	(48)
Net after-tax other comprehensive income	2,575	81	2,656
Balance at June 30, 2014	$3,593	$(408)	$3,185
___________________

(d)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the 2015 Notes, which is being reclassified into earnings over the term of the 2015 Notes. The effect on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the three months ended June 30, 2014 and 2013.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Stock-based compensation expense related to:
Equity Incentive Plan	$13,772	$12,681
Employee Stock Purchase Plan - options to purchase stock	1,058	1,047
	14,830	13,728
Tax benefit	(5,509)	(5,294)
Stock-based compensation expense, net of tax	$9,321	$8,434
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2014 and 2013 was $28.96 and $32.32, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three months ended June 30, 2014:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	5,104	$69.91
Granted	921	$104.64
Exercised	(275)	$48.33
Forfeited	(18)	$91.06
Outstanding at June 30, 2014	5,732	$76.46
Vested or expected to vest at June 30, 2014	5,700	$76.32
Exercisable at June 30, 2014	3,505	$62.84
A total of 3.2 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of June 30, 2014.
As of June 30, 2014, $61.6 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 2 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of June 30, 2014, the ESPP had 1.3 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $21.42 and $19.27 for the three months ended June 30, 2014 and 2013, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three months ended June 30, 2014:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	55	$80.77
Granted	198	$91.38
Exercised	(55)	$80.77
Outstanding at June 30, 2014	198	$91.38

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.5 million and 1.1 million shares covered by outstanding stock options that were not dilutive for the three months ended June 30, 2014 and 2013, respectively.
The following table presents the computation of basic and diluted weighted average common shares outstanding for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Weighted average common shares outstanding:
Basic shares outstanding	74,272	73,231
Incremental shares from assumed exercises of stock options and options under the ESPP	1,211	1,305
Diluted shares outstanding	75,483	74,536

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

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three months ended June 30, 2014 and 2013. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reported expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis in the following table.

	Three Months Ended				Three Months Ended
	June 30, 2014				June 30, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$696,565	$136,092	$(7,066)	$825,591	$672,486	$145,867	$(8,461)	$809,892
Hardgoods	487,047	951	(2)	487,996	468,598	1,403	(2)	469,999
Net sales (a)	1,183,612	137,043	(7,068)	1,313,587	1,141,084	147,270	(8,463)	1,279,891
Cost of products sold (excluding depreciation) (a)	520,933	69,541	(7,068)	583,406	505,127	78,879	(8,463)	575,543
Selling, distribution and administrative expenses	449,639	45,074	—	494,713	427,231	43,540	2,704	473,475
Depreciation	66,462	6,173	—	72,635	61,664	5,366	—	67,030
Amortization	6,724	1,028	—	7,752	6,062	1,167	—	7,229
Total costs and expenses	1,043,758	121,816	(7,068)	1,158,506	1,000,084	128,952	(5,759)	1,123,277
Operating income	$139,854	$15,227	$—	$155,081	$141,000	$18,318	$(2,704)	$156,614
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Interest	$14,411	$25,207
Income taxes, net of refunds	7,370	2,554

Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

Three Months Ended
(In thousands)	June 30, 2014
Fair value of assets acquired	$35,761
Net cash paid for acquisitions (a)	(23,463)
Stock issued for acquisition (b)	(4,458)
Liabilities assumed	$7,840
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single acquisition – see Note 3 for further information.

(15) SUBSEQUENT EVENTS
On August 5, 2014, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.55 per share. The dividend is payable September 30, 2014 to stockholders of record as of September 15, 2014.
As described in Note 7, in July 2014, the Company extended an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement now expires on July 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2014 (“current quarter”) of $1.31 billion compared to $1.28 billion for the quarter ended June 30, 2013 (“prior year quarter”), an increase of 3%. Organic sales increased 1% compared to the prior year quarter, with gas and rent flat and hardgoods up 2%. Current and prior year acquisitions contributed sales growth of 2% in the current quarter. The Company’s organic sales growth reflected strength in certain sectors, such as upstream energy, transportation, and retail, as well as strength in its rental welder and generator business, but on balance, underlying business conditions remained sluggish during the current quarter, as anticipated. Sectors such as mining and heavy manufacturing that were significant headwinds in the prior year appeared to be stabilizing during the current quarter, though were still down compared to the prior year quarter.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.6%, an increase of 60 basis points from the prior year quarter, reflecting margin expansion on price increases and surcharges related to power costs spikes in the fourth quarter, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods.
The Company’s operating income margin in the current quarter was 11.8%, a decrease of 40 basis points from the prior year quarter, reflecting the impact of an increase in SD&A expenses, including the Company’s investments in long-term strategic growth initiatives, relative to low organic sales growth.
Net earnings per diluted share increased to $1.18 in the current quarter versus $1.14 in the prior year quarter.
During the current quarter, the Company purchased three businesses with aggregate historical annual sales of approximately $30 million. The Company also issued $300 million of 3.65% senior notes in the current quarter that mature on July 15, 2024.
Fiscal Second Quarter and Full Fiscal Year Outlook
Strong growth in the Company’s rental welder business during the first quarter, as well as increasing requests for staging of materials for energy-related construction projects suggest that non-residential construction activity should increase as the Company’s fiscal year progresses, providing a lift to its construction and other key end markets. In addition, sectors such as mining and heavy manufacturing that were significant headwinds in the prior year appeared to be stabilizing during the first quarter. As such, the Company’s guidance range for the full fiscal year reflects the expectation for stronger sales growth in the second half of the fiscal year, while also reflecting that some uncertainty still exists.
The Company expects earnings per diluted share for the second fiscal quarter ending September 30, 2014 to be in the range of $1.27 to $1.32, an increase of 0% to 4% over earnings per diluted share of $1.27 in the second fiscal quarter ended September 30, 2013. Earnings per diluted share in the quarter ended September 30, 2013 included a $0.02 per diluted share benefit related to a change in a state income tax law. The Company expects its organic sales growth rate for the quarter ending September 30, 2014 to be in the low single digits.
The Company expects earnings per diluted share for the full fiscal year ending March 31, 2015 to be in the range of $5.00 to $5.20, an increase of 7% to 11% over earnings per diluted share of $4.68 in the fiscal year ended March 31, 2014. Earnings per diluted share in the year ended March 31, 2014 included $0.04 per diluted share in benefits related to changes in state income tax laws and a $0.08 loss on the extinguishment of debt. The Company expects its organic sales growth for the year ending March 31, 2015 to be in the range of 4% to 6%.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 3% to $1.31 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 1% and sales growth from current and prior year acquisitions of 2% in the current quarter. As outlined in the Overview section, the Company’s organic sales growth reflected strength in certain sectors, but on balance, underlying business conditions remained sluggish during the current quarter. Gas and rent organic sales were flat in the current quarter, with hardgoods organic sales up 2%. Organic sales growth in the current quarter was driven by pricing increases of 2%, offset by volume declines of 1%.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases and associated rent, which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which are sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products in aggregate grew a net 2% on an organic basis over the prior year quarter.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter were flat compared to the prior year quarter, with strength in upstream energy, transportation, and retail, including beverage carbonation, along with rental welders for construction and maintenance, offset by continued softness in manufacturing and general construction, as well as the impact of difficult year-over-year comparisons in downstream energy.
In the table below, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	June 30,		Increase/(Decrease)
	2014	2013
Distribution	$1,183,612	$1,141,084	$42,528	4%
All Other Operations	137,043	147,270	(10,227)	(7)%
Intercompany eliminations	(7,068)	(8,463)	1,395
	$1,313,587	$1,279,891	$33,696	3%

The Distribution business segment’s principal products and services include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Rental fees are generally charged on cylinders, dewars (cryogenic liquid cylinders), bulk and micro-bulk tanks, tube trailers and certain welding equipment. Hardgoods generally consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies.
Distribution business segment sales increased 4% over the prior year quarter, with an increase in organic sales of 2%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current quarter. Higher pricing contributed 3% to organic sales growth in the Distribution business segment, more than offsetting the negative 1% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 2%, with pricing up 4% and volumes down 2%. Hardgoods organic sales within the Distribution business segment increased 2%, with pricing and volumes each up 1%.
Within the Distribution segment, organic sales of gas related strategic products and associated rent increased 2% over the prior year quarter, comprised of the following: bulk gas and rent up 5%, as higher pricing, volumes and new account implementations were partially offset by continued broad-based moderation in industrial activity; specialty gas, rent, and related equipment up 5%, primarily driven by increases in core specialty gas volume and price; and medical gas and rent up 1%, as increases in physician and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 10% over the prior year quarter, driven by increases in both welder and generator rentals in the non-residential construction and upstream energy customer segments.
Within the Distribution segment’s hardgoods sales, organic sales volumes for equipment were up modestly year-over-year for the second consecutive quarter. Sales of safety products declined by 1% compared to the prior year quarter on broad-based weakness in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 2% in the current quarter over the prior year quarter, consistent with the 2% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales decreased 7% in total and on an organic basis compared to the prior year quarter. Both the total and organic sales decreased as sales increases in the Company’s CO2, dry ice, and ammonia businesses were more than offset by the decline in sales in its refrigerants business. Organic sales of CO2 and dry ice, which represent one of the Company’s strategic product categories, increased 1% over the prior year quarter.
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
Consolidated gross profits (excluding depreciation) increased 4% compared to the prior year quarter, reflecting the overall growth in sales, margin expansion on price increases and surcharges related to power cost spikes in the fourth quarter, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 60 basis points to 55.6% compared to 55.0% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) reflects the items described above. Gas and rent represented 62.9% of the Company’s sales mix in the current quarter, down from 63.3% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	June 30,		Increase/(Decrease)
	2014	2013
Distribution	$662,679	$635,957	$26,722	4%
All Other Operations	67,502	68,391	(889)	(1)%
	$730,181	$704,348	$25,833	4%

The Distribution business segment’s gross profits (excluding depreciation) increased 4% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.0% versus 55.7% in the prior year quarter, an increase of 30 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on price increases and surcharges related to power cost spikes in the fourth quarter, partially offset by supplier price and internal production cost increases. Gas and rent represented 58.9% of the Distribution business segment’s sales in the current quarter, consistent with the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 1% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 290 basis points to 49.3% in the current quarter from 46.4% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift away from lower margin refrigerants and improvement in the Company’s ammonia and dry ice businesses.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reported expenses (excluding depreciation) related to the implementation of its SAP system as part of SD&A expenses in the “Other” line item in the SD&A expenses and operating income tables below.
Consolidated SD&A expenses increased $21 million, or 4.5%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $7 million of incremental operating costs associated with acquired businesses, representing approximately 1.5% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 60 basis points to 67.8% compared to 67.2% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	June 30,		Increase/(Decrease)
	2014	2013
Distribution	$449,639	$427,231	$22,408	5%
All Other Operations	45,074	43,540	1,534	4%
Other	—	2,704	(2,704)
	$494,713	$473,475	$21,238	4%

SD&A expenses in the Distribution business segment increased 5%, while SD&A expenses in the All Other Operations business segment increased 4%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $7 million of incremental operating costs associated with acquired businesses, representing approximately one-third of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 70 basis points to 67.9% compared to 67.2% in the prior year quarter, primarily driven by moderating sales growth relative to the increase in expenses. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 310 basis points to 66.8% compared to 63.7% in the prior year quarter, primarily driven by significant sales declines in the Company’s refrigerants business.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of fiscal year 2014. SAP-related costs were $2.7 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $6 million, or 8%, to $73 million in the current quarter as compared to $67 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $8 million in the current quarter increased by $1 million from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $155 million decreased 1% in the current quarter, driven by the increase in SD&A expenses, including the Company’s investments in long-term strategic growth initiatives, in the current low organic sales growth environment. The consolidated operating income margin decreased 40 basis points to 11.8% from 12.2% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	June 30,		Increase/(Decrease)
	2014	2013
Distribution	$139,854	$141,000	$(1,146)	(1)%
All Other Operations	15,227	18,318	(3,091)	(17)%
Other	—	(2,704)	2,704
	$155,081	$156,614	$(1,533)	(1)%

Operating income in the Distribution business segment decreased 1% in the current quarter compared to the prior year quarter. The Distribution business segment’s operating income margin decreased 60 basis points to 11.8% from 12.4% in the prior year quarter. The modest decline in the Distribution business segment’s operating income margin reflects margin pressure from low organic sales growth in the current quarter relative to the fixed cost base and normal expense inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structural changes.
Operating income in the All Other Operations business segment decreased 17% compared to the prior year quarter primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 11.1% decreased by 130 basis points compared to the operating income margin of 12.4% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants business.
Interest Expense, Net
Interest expense, net, was $16 million in the current quarter, representing a decrease of $5 million, or 22%, compared to the prior year quarter. The decrease in interest expense during the current quarter related to the retirement of the Company’s $300 million of 2.85% senior notes and $215 million of 7.125% senior subordinated notes during the third quarter of the prior year.
Income Tax Expense
The effective income tax rate was 36.9% of pre-tax earnings in the current quarter compared to 37.7% in the prior year quarter.
Net Earnings
Net earnings per diluted share increased 4% to $1.18 in the current quarter compared to $1.14 in the prior year quarter. Net earnings were $89 million compared to $85 million in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $197 million in the current quarter compared to $171 million in the prior year quarter.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Net earnings	$88,852	$84,686
Non-cash and non-operating activities (1)	89,704	91,648
Changes in working capital	16,500	(2,416)
Other operating activities	1,916	(3,219)
Net cash provided by operating activities	$196,972	$170,699
____________________

(1)	Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, and stock-based compensation expense.
The cash inflow related to working capital in the current quarter was primarily driven by a lower required investment in working capital, reflecting improved accounts receivable and inventory metrics and the timing of income tax payments. The prior year cash outflow for working capital reflected an increased year-over-year investment in inventory related to the Company’s expanded telesales program and the higher cost of refrigerants inventory. Net earnings plus non-cash and non-operating activities provided cash of $179 million in the current quarter and $176 million in the prior year quarter.
As of June 30, 2014, $18 million of the Company’s $77 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Capital expenditures	$(108,580)	$(81,998)
Proceeds from sales of plant and equipment	5,452	3,998
Business acquisitions and holdback settlements	(23,463)	(5,143)
Other investing activities	(1,113)	(1,007)
Net cash used in investing activities	$(127,704)	$(84,150)
Capital expenditures as a percentage of sales were 8.3% and 6.4% for the current and prior year quarters, respectively. The increase in capital expenditures in the current quarter compared to the prior year quarter reflects higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth, and the construction of new air separation units in Kentucky and Illinois and a new hardgoods distribution center in Wisconsin. During the current quarter, the Company used cash of $23 million for the purchase of three businesses and the settlement of holdback liabilities associated with prior year acquisitions. The businesses acquired during the current quarter had historical annual sales of approximately $30 million.
Free cash flow* in the current quarter was $104 million compared to $100 million in the prior year quarter. The increase in free cash flow from the prior year quarter was primarily driven by adjusted cash from operations*, which was $206 million in the current quarter compared to $178 million in the prior year quarter, partially offset by higher capital expenditures in the current quarter.
* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See Non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Net cash (repayments) borrowings	$(35,040)	$(67,039)
Purchase of treasury stock	—	(8,127)
Dividends paid to stockholders	(40,914)	(35,202)
Other financing activities	14,437	8,409
Net cash used in financing activities	$(61,517)	$(101,959)
During the current quarter, net financing activities used cash of $62 million. Net cash repayments on debt obligations in the current quarter were $35 million, primarily related to the pay down of $335 million of commercial paper, partially offset by the issuance of $300 million of 3.65% senior notes maturing on July 15, 2024. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $14 million during the current quarter.
In the prior year quarter, net financing activities used cash of $102 million. Net cash repayments used cash of $67 million, primarily related to the pay down of $118 million on the trade receivables securitization agreement, partially offset by borrowing of $49 million under the commercial paper program. On October 23, 2012, the Company announced a $600 million share repurchase program. During the six months ended March 31, 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. The final repurchase under the program, however, settled subsequent to the fiscal 2013 year end, resulting in a cash outflow of $8 million related to the repurchase program in the prior year quarter. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $8 million during the prior year quarter.
Dividends
During the current quarter, the Company paid its stockholders dividends of $41 million or $0.55 per share. During the prior year quarter, the Company paid dividends of $35 million or $0.48 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2013 and now expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At June 30, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2014, there were no advances outstanding under the agreement. In July 2014, the agreement was extended and now expires on July 31, 2015.
Commercial Paper

The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. During the three months ended June 30, 2014, proceeds from the issuance of an aggregate $300 million of senior notes in June 2014 were principally used to pay down commercial paper. At June 30, 2014, $53 million was outstanding under the commercial paper program and the average effective interest rate was 0.30%.
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
On December 5, 2013, the Company entered into the Fourth Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 4, 2015 to December 5, 2016. At June 30, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of June 30, 2014, the Company had $57 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at June 30, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of June 30, 2014, the weighted average effective interest rate on the multi-currency revolver was 1.76%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At June 30, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At June 30, 2014, these revolving credit borrowings were €5.8 million (U.S. $8.0 million) and are classified as long-term debt on the Company’s consolidated balance sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of June 30, 2014, the effective interest rate on the French revolving credit borrowings was 1.48%. The line of credit expires on July 19, 2016.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potentially capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement, divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At June 30, 2014, the Company’s leverage ratio was 2.6 and $590 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At June 30, 2014, the Company was in compliance with all covenants under all of its debt agreements.
Senior Notes
On June 17, 2014, the Company issued $300 million of 3.65% senior notes maturing on July 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount with a yield of 3.673%. The net proceeds from the sale of the 2024 Notes were used for general corporate purposes, including to fund acquisitions and repay indebtedness under the Company’s commercial paper program. Interest on the 2024 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015.
At June 30, 2014, the Company had $400 million outstanding of 4.50% senior notes maturing on September 15, 2014 (the “2014 Notes”). The 2014 Notes were issued at a discount with a yield of 4.527%. Interest on the 2014 Notes is payable semi-annually on March 15 and September 15 of each year. The 2014 Notes are included within the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.
At June 30, 2014, the Company had $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”). The 2015 Notes were issued at a discount with a yield of 3.283%. Interest on the 2015 Notes is payable semi-annually on April 1 and October 1 of each year.
At June 30, 2014, the Company had $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”). The 2016 Notes were issued at a discount with a yield of 2.980%. Interest on the 2016 Notes is payable semi-annually on June 15 and December 15 of each year.
At June 30, 2014, the Company had $325 million outstanding of 1.65% senior notes maturing on February 15, 2018 (the “2018 Notes”). The 2018 Notes were issued at a discount with a yield of 1.685%. Interest on the 2018 Notes is payable semi-annually on February 15 and August 15 of each year.
At June 30, 2014, the Company had $275 million outstanding of 2.375% senior notes maturing on February 15, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 2.392%. Interest on the 2020 Notes is payable semi-annually on February 15 and August 15 of each year.
At June 30, 2014, the Company had $250 million outstanding of 2.90% senior notes maturing on November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount with a yield of 2.913%. Interest on the 2022 Notes is payable semi-annually on May 15 and November 15 of each year.
The 2014, 2015, 2016, 2018, 2020, 2022 and 2024 Notes (collectively, the “Senior Notes”) contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Other Long-term Debt
The Company’s other long-term debt primarily consists of capitalized lease obligations and notes issued to sellers of businesses acquired, which are repayable in periodic installments. At June 30, 2014, other long-term debt totaled $855 thousand with an average interest rate of 6.3% and an average maturity of approximately two years.
Interest Rate Derivatives
The Company has occasionally managed its exposure to changes in market interest rates through the use of interest rate derivative instruments. At June 30, 2014, the Company had no derivative instruments outstanding.
Interest Expense
A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio as of June 30, 2014, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $1.0 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$196,972	$170,699
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	4,602	4,398
Excess tax benefit realized from the exercise of stock options	4,063	2,672
Adjusted cash from operations	205,637	177,769
Capital expenditures	(108,580)	(81,998)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	5,452	3,998
Operating lease buyouts	1,349	—
Adjusted capital expenditures	(101,779)	(78,000)
Free cash flow	$103,858	$99,769

Net cash used in investing activities	$(127,704)	$(84,150)
Net cash used in financing activities	$(61,517)	$(101,959)

The Company believes its free cash flow financial measure provides investors meaningful insight into its ability to generate cash from operations, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. The Company’s free cash flow financial measure has limitations and does not represent the residual cash flow available for discretionary expenditures. Certain non-discretionary expenditures such as payments on maturing debt obligations are excluded from the Company’s computation of its free cash flow financial measure. Non-GAAP financial measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s free cash flow financial measure may be different from free cash flow financial measures provided by other companies.

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. There have been no significant changes in the Company’s critical accounting estimates during the three months ended June 30, 2014, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2014 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the issuance of the 2024 Notes, there have been no significant changes to the Company’s contractual obligations during the three months ended June 30, 2014.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the Company’s expectations regarding its organic sales growth and earnings per diluted share for the quarter ending September 30, 2014 and the fiscal year ending March 31, 2015; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase by approximately $1.0 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures; shortages and/or disruptions in the supply chain of certain gases; EPA rulings and the pace and manner of U.S. compliance with the Montreal Protocol as they relate to the production and import of R-22; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its new SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the extent and duration of sluggish conditions in the U.S. economy, including in particular, the U.S. industrial economy; the economic recovery in the U.S.; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate derivatives are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company had no interest rate derivative instruments outstanding at June 30, 2014.
The Company’s market risks associated with its debt obligations are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the issuance of the 2024 Notes, there have been no significant changes to the Company’s market risks associated with debt obligations during the three months ended June 30, 2014. Estimated interest expense on the 2024 Notes is approximately $11 million on an annualized basis through the maturity date of July 15, 2024, at which time the principal is scheduled to be repaid in full. See Note 8 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information on the estimated fair value of the 2024 Notes at June 30, 2014.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On June 23, 2014, the Company acquired a business in a transaction for which a part of the consideration paid was in the form of unregistered Airgas, Inc. common stock. In connection with the transaction, a total of 41,060 shares of Airgas, Inc. common stock, with an aggregate value of approximately $4.5 million based on the closing sales price of the common stock on the date of the transaction, were issued in a private placement to the selling shareholders in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”), as amended. The Company relied on written representations from the three selling shareholders that they were experienced, knowledgeable investors capable of bearing the economic risk of the investment and that they were acquiring the securities for their own accounts for investment purposes, and their agreement with respect to restrictions on the sale or transfer of the securities, in accordance with Section 4(a)(2) of the Act.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.2
Fifth Supplemental Indenture dated June 17, 2014 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.65% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s June 17, 2014 Current Report on Form 8-K.)

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

Dated:	August 6, 2014		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
4.2
Fifth Supplemental Indenture dated June 17, 2014 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.65% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s June 17, 2014 Current Report on Form 8-K.)

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