Form 10-Q
period 2014-09-30
AIRGAS INC
filed 2014-11-05
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of November 3, 2014 was 74,702,022.

AIRGAS, INC.

FORM 10-Q
September 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$1,357,755	$1,281,970	$2,671,342	$2,561,861
Costs and Expenses:
Cost of products sold (excluding depreciation)	600,534	563,012	1,183,940	1,138,555
Selling, distribution and administrative expenses	500,375	474,455	995,088	947,930
Depreciation	73,160	68,487	145,795	135,517
Amortization	7,905	7,247	15,657	14,476
Total costs and expenses	1,181,974	1,113,201	2,340,480	2,236,478
Operating Income	175,781	168,769	330,862	325,383
Interest expense, net	(18,562)	(20,665)	(34,701)	(41,459)
Other income, net	81	1,474	1,950	1,587
Earnings before income taxes	157,300	149,578	298,111	285,511
Income taxes	(58,988)	(54,596)	(110,947)	(105,843)
Net Earnings	$98,312	$94,982	$187,164	$179,668
Net Earnings per Common Share:
Basic earnings per share	$1.32	$1.29	$2.52	$2.45
Diluted earnings per share	$1.30	$1.27	$2.48	$2.41
Weighted Average Shares Outstanding:
Basic	74,561	73,507	74,417	73,372
Diluted	75,754	74,815	75,616	74,676
Dividends Declared per Common Share	$0.55	$0.48	$1.10	$0.96

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net earnings	$98,312	$94,982	$187,164	$179,668
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,391)	2,028	(2,816)	(537)
Reclassification of hedging loss included in net earnings	129	129	259	259
Other comprehensive income (loss), before tax	(5,262)	2,157	(2,557)	(278)
Net tax expense of other comprehensive income items	(48)	(48)	(96)	(96)
Other comprehensive income (loss), net of tax	(5,310)	2,109	(2,653)	(374)
Comprehensive income	$93,002	$97,091	$184,511	$179,294

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash	$65,712	$69,561
Trade receivables, less allowances for doubtful accounts of $29,443 and $31,757 at September 30, 2014 and March 31, 2014, respectively	719,149	701,060
Inventories, net	487,778	478,149
Deferred income tax asset, net	57,347	57,961
Prepaid expenses and other current assets	98,040	92,356
Total current assets	1,428,026	1,399,087
Plant and equipment at cost	5,114,922	4,931,064
Less accumulated depreciation	(2,243,698)	(2,128,649)
Plant and equipment, net	2,871,224	2,802,415
Goodwill	1,309,247	1,289,896
Other intangible assets, net	253,027	258,836
Other non-current assets	43,250	43,080
Total assets	$5,904,774	$5,793,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$204,735	$196,911
Accrued expenses and other current liabilities	348,409	345,676
Short-term debt	433,174	387,866
Current portion of long-term debt	205	400,322
Total current liabilities	986,523	1,330,775
Long-term debt, excluding current portion	2,006,943	1,706,774
Deferred income tax liability, net	820,196	825,897
Other non-current liabilities	88,688	89,219
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2014 and March 31, 2014	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,456 and 87,353 shares issued at September 30, 2014 and March 31, 2014, respectively	875	874
Capital in excess of par value	824,707	789,789
Retained earnings	2,145,629	2,047,843
Accumulated other comprehensive income (loss)	(2,124)	529
Treasury stock, 12,842 and 13,264 shares at cost at September 30, 2014 and March 31, 2014, respectively	(966,663)	(998,386)
Total stockholders’ equity	2,002,424	1,840,649
Total liabilities and stockholders’ equity	$5,904,774	$5,793,314

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$187,164	$179,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	145,795	135,517
Amortization	15,657	14,476
Deferred income taxes	(6,702)	3,183
Gain on sales of plant and equipment	(1,338)	(828)
Stock-based compensation expense	20,833	19,965
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	(12,812)	9,632
Inventories, net	(7,226)	8,424
Prepaid expenses and other current assets	(5,395)	6,913
Accounts payable, trade	6,513	(13,948)
Accrued expenses and other current liabilities	2,514	18,766
Other, net	(3,085)	(574)
Net cash provided by operating activities	341,918	381,194
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(220,872)	(168,483)
Proceeds from sales of plant and equipment	10,634	7,292
Business acquisitions and holdback settlements	(29,834)	(15,745)
Other, net	716	(1,869)
Net cash used in investing activities	(239,356)	(178,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	45,112	—
Proceeds from borrowings of long-term debt	306,254	4,666
Repayment of long-term debt	(403,757)	(119,863)
Financing costs	(2,398)	—
Purchase of treasury stock	—	(8,127)
Proceeds from the exercise of stock options	19,830	22,946
Stock issued for the Employee Stock Purchase Plan	8,994	8,797
Excess tax benefit realized from the exercise of stock options	5,091	6,568
Dividends paid to stockholders	(81,942)	(70,505)
Change in cash overdraft and other	(3,595)	(21,992)
Net cash used in financing activities	(106,411)	(177,510)
Change in cash	$(3,849)	$24,879
Cash – Beginning of period	69,561	86,386
Cash – End of period	$65,712	$111,265

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
In May 2014, the FASB issued new guidance on the accounting for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. The new standard is effective for the Company on April 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3) ACQUISITIONS
Acquisitions have been recorded using the acquisition method of accounting and accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
During the six months ended September 30, 2014, the Company acquired eight businesses with historical annual sales of approximately $36 million, all of which were in the Distribution business segment. Transaction and other integration costs incurred during the six months ended September 30, 2014 were $1 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $10 million in net sales during the six months ended September 30, 2014.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for the businesses acquired during the six months ended September 30, 2014 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2015 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)
Consideration
Cash (a)	$29,834
Airgas, Inc. common stock (b)	4,458
Fair value of total consideration transferred	$34,292

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$7,751
Plant and equipment	8,943
Other intangible assets	9,411
Current liabilities	(7,333)
Non-current liabilities	(4,423)
Total identifiable net assets	14,349

Goodwill	19,943
$34,292
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)
Represents 41,060 shares of Airgas, Inc. common stock issued in connection with a single acquisition. The fair value of the shares issued as part of the consideration for the acquisition was determined based on the closing sales price of Airgas, Inc. common stock on the acquisition date.

The fair value of trade receivables acquired with fiscal 2015 acquisitions was $5.2 million, with gross contractual amounts receivable of $5.7 million. Goodwill associated with fiscal 2015 acquisitions was $15.5 million, of which $11.1 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including increased distribution density and enhanced capabilities that will facilitate the sale of industrial, medical and specialty gases, and related supplies. Other intangible assets related to fiscal 2015 acquisitions represent customer relationships and non-competition agreements, and amounted to $6.7 million and $2.6 million, respectively. See Note 5 for further information on goodwill and other intangible assets.
Pro forma results of operations have not been presented for these acquisitions since the impact is not material to the Company’s consolidated statements of earnings, either individually or in aggregate.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	September 30, 2014	March 31, 2014
Hardgoods	$321,179	$313,127
Gases	166,599	165,022
	$487,778	$478,149

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the six months ended September 30, 2014 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2014	$1,092,728	$197,168	$1,289,896
Acquisitions (a)	19,943	—	19,943
Other adjustments, including foreign currency translation	(576)	(16)	(592)
Balance at September 30, 2014	$1,112,095	$197,152	$1,309,247
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	September 30, 2014				March 31, 2014
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$351,908	$(118,997)	$232,911	17	$345,199	$(107,577)	$237,622
Non-competition agreements	6	42,380	(22,440)	19,940	7	40,316	(19,287)	21,029
Other		200	(24)	176		199	(14)	185
		$394,488	$(141,461)	$253,027		$385,714	$(126,878)	$258,836
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the six months ended September 30, 2014 and 2013 was $15.0 million and $13.9 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2015 - $14.8 million; 2016 - $28.4 million; 2017 - $26.5 million; 2018 - $24.8 million; 2019 - $22.8 million; and $135.7 million thereafter.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	September 30, 2014	March 31, 2014
Accrued payroll and employee benefits	$87,281	$92,038
Business insurance reserves (a)	50,480	49,372
Income taxes	12,799	8,943
Taxes other than income taxes	27,622	25,183
Cash overdraft	64,650	68,245
Deferred rental revenue	33,142	34,557
Accrued interest	14,567	11,335
Other accrued expenses and current liabilities	57,868	56,003
	$348,409	$345,676
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.6 million at September 30, 2014 and $11.8 million at March 31, 2014, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	September 30, 2014	March 31, 2014
Short-term
Money market loans	$—	$—
Commercial paper	433,174	387,866
Short-term debt	$433,174	$387,866

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	55,598	54,230
Revolving credit borrowings - France	7,390	8,056
Senior notes, net	1,648,417	1,748,774
Other long-term debt	743	1,036
Total long-term debt	2,007,148	2,107,096
Less current portion of long-term debt	(205)	(400,322)
Long-term debt, excluding current portion	$2,006,943	$1,706,774

Total debt	$2,440,322	$2,494,962
In July 2014, the Company extended an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement now expires on July 31, 2015, and may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2014, there were no advances outstanding under the agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company participates in a $750 million Amended and Restated Credit Facility (the “Credit Facility”). As of September 30, 2014, the Company had $56 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. At September 30, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility, and the Company was in compliance with all covenants under all of its debt agreements. At September 30, 2014, $210 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
On June 17, 2014, the Company issued $300 million of 3.65% senior notes maturing on July 15, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount with a yield of 3.673%. The net proceeds from the sale of the 2024 Notes were used for general corporate purposes, including to fund acquisitions and repay indebtedness under the Company’s commercial paper program. Interest on the 2024 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 2024 Notes contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the 2024 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
In September 2014, the Company repaid $400 million of 4.50% senior notes that matured.
The aggregate maturities of long-term debt at September 30, 2014 are as follows:

(In thousands)	Debt Maturities (a)
Remainder of fiscal 2015	$125
March 31, 2016	250,302
March 31, 2017	608,209
March 31, 2018	325,095
March 31, 2019	—
Thereafter	825,000
$2,008,731
____________________

(a)	Outstanding borrowings under the Securitization Agreement at September 30, 2014 are reflected as maturing at the agreement’s expiration on December 5, 2016.
The Company’s senior notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.6 million at September 30, 2014.

(8) FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and March 31, 2014 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	September 30, 2014
Assets:
Deferred compensation plan assets	$15,614	$15,614	$—	$—

Liabilities:
Deferred compensation plan liabilities	$15,614	$15,614	$—	$—

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2014
Assets:
Deferred compensation plan assets	$16,387	$16,387	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,387	$16,387	$—	$—
Contingent consideration liabilities	323	—	—	323
Total liabilities measured at fair value on a recurring basis	$16,710	$16,387	$—	$323

The following is a general description of the valuation methodologies used for assets and liabilities measured at fair value:
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
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has utilized arrangements whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The total liability for contingent consideration arrangements at September 30, 2014 and the impact on the Company’s earnings as a result of these arrangements for the three and six months ended September 30, 2014 and 2013 were immaterial.
Fair Value of Debt
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair values of the fixed rate notes disclosed in the following table were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the revolving credit borrowings, securitized receivables and commercial paper approximate their carrying values (see Note 7).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	September 30, 2014	September 30, 2014	March 31, 2014	March 31, 2014
4.50% senior notes due 2014	—	—	399,952	407,092
3.25% senior notes due 2015	249,925	255,218	249,887	258,630
2.95% senior notes due 2016	249,883	257,440	249,848	259,257
1.65% senior notes due 2018	324,634	320,603	324,579	319,098
2.375% senior notes due 2020	274,770	270,421	274,748	265,600
2.90% senior notes due 2022	249,773	240,295	249,760	233,230
3.65% senior notes due 2024	299,432	300,459	—	—

(9) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2014	87,353	(13,264)
Common stock issuance (a)	103
Reissuance of treasury stock for stock option exercises		381
Reissuance of treasury stock for acquisition		41
Balance at September 30, 2014	87,456	(12,842)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2014	$874	$789,789	$2,047,843	$529	$(998,386)	$1,840,649
Net earnings			187,164			187,164
Other comprehensive income (loss), net of tax				(2,653)		(2,653)
Common stock issuances and reissuances of treasury stock - employee benefit plans (b)	1	7,626	(7,436)		28,633	28,824
Reissuance of treasury stock for acquisition (Note 3)		1,368			3,090	4,458
Excess tax benefit from stock option exercises		5,091				5,091
Dividends paid on common stock ($1.10 per share)			(81,942)			(81,942)
Stock-based compensation (c)		20,833				20,833
Balance at September 30, 2014	$875	$824,707	$2,145,629	$(2,124)	$(966,663)	$2,002,424
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the six months ended September 30, 2014.

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$1,018	$(489)	$529
Other comprehensive income (loss) before reclassifications	(2,816)	—	(2,816)
Amounts reclassified from AOCI (d)	—	259	259
Tax effect of other comprehensive income items	—	(96)	(96)
Other comprehensive income (loss), net of tax	(2,816)	163	(2,653)
Balance at September 30, 2014	$(1,798)	$(326)	$(2,124)
___________________

(d)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s $250 million of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”), which is being reclassified into earnings (interest expense) over the term of the 2015 Notes. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the six months ended September 30, 2014 and 2013.

(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense related to:
Equity Incentive Plan (a)	$4,962	$5,179	$18,734	$17,860
Employee Stock Purchase Plan - options to purchase stock	1,041	1,058	2,099	2,105
	6,003	6,237	20,833	19,965
Tax benefit	(2,041)	(2,134)	(7,550)	(7,428)
Stock-based compensation expense, net of tax	$3,962	$4,103	$13,283	$12,537
___________________

(a)
Stock-based compensation expense related to stock options granted under the Company’s Equity Incentive Plan is highest during the Company’s fiscal first quarter ended June 30th relative to other quarters during the year. This is primarily due to a retirement-eligible vesting provision under the plan and the timing of the majority of the Company’s stock option awards each year during its fiscal first quarter.

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2014 and 2013 was $28.74 and $32.40, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Summary of Stock Option Activity
The following table summarizes the stock option activity during the six months ended September 30, 2014:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	5,104	$69.91
Granted	973	$104.79
Exercised	(381)	$52.10
Forfeited	(37)	$95.87
Outstanding at September 30, 2014	5,659	$76.93
Vested or expected to vest at September 30, 2014	5,634	$76.82
Exercisable at September 30, 2014	3,453	$63.51
A total of 3.2 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of September 30, 2014.
As of September 30, 2014, $54.9 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of September 30, 2014, the ESPP had 1.2 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $21.43 and $19.27 for the six months ended September 30, 2014 and 2013, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the six months ended September 30, 2014:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	55	$80.77
Granted	195	$91.38
Exercised	(103)	$87.17
Outstanding at September 30, 2014	147	$90.35

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.0 million and 1.6 million shares covered by outstanding stock options that were not dilutive for the three months ended September 30, 2014 and 2013, respectively. There were approximately 1.8 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the six months ended September 30, 2014 and 2013, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic shares outstanding	74,561	73,507	74,417	73,372
Incremental shares from assumed exercises of stock options and options under the ESPP	1,193	1,308	1,199	1,304
Diluted shares outstanding	75,754	74,815	75,616	74,676

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

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three and six months ended September 30, 2014 and 2013. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reported expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis in the following table.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended				Three Months Ended
	September 30, 2014				September 30, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$718,743	$147,821	$(8,049)	$858,515	$681,389	$149,313	$(7,916)	$822,786
Hardgoods	498,267	974	(1)	499,240	458,187	997	—	459,184
Net sales (a)	1,217,010	148,795	(8,050)	1,357,755	1,139,576	150,310	(7,916)	1,281,970
Cost of products sold (excluding depreciation) (a)	531,867	76,717	(8,050)	600,534	491,660	79,268	(7,916)	563,012
Selling, distribution and administrative expenses	452,467	47,908	—	500,375	427,351	45,412	1,692	474,455
Depreciation	66,949	6,211	—	73,160	62,865	5,622	—	68,487
Amortization	6,881	1,024	—	7,905	6,193	1,054	—	7,247
Total costs and expenses	1,058,164	131,860	(8,050)	1,181,974	988,069	131,356	(6,224)	1,113,201
Operating income	$158,846	$16,935	$—	$175,781	$151,507	$18,954	$(1,692)	$168,769

	Six Months Ended				Six Months Ended
	September 30, 2014				September 30, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$1,415,308	$283,913	$(15,115)	$1,684,106	$1,353,875	$295,180	$(16,377)	$1,632,678
Hardgoods	985,314	1,925	(3)	987,236	926,785	2,400	(2)	929,183
Net sales (a)	2,400,622	285,838	(15,118)	2,671,342	2,280,660	297,580	(16,379)	2,561,861
Cost of products sold (excluding depreciation) (a)	1,052,800	146,258	(15,118)	1,183,940	996,787	158,147	(16,379)	1,138,555
Selling, distribution and administrative expenses	902,106	92,982	—	995,088	854,582	88,952	4,396	947,930
Depreciation	133,411	12,384	—	145,795	124,529	10,988	—	135,517
Amortization	13,605	2,052	—	15,657	12,255	2,221	—	14,476
Total costs and expenses	2,101,922	253,676	(15,118)	2,340,480	1,988,153	260,308	(11,983)	2,236,478
Operating income	$298,700	$32,162	$—	$330,862	$292,507	$37,272	$(4,396)	$325,383
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2014	2013
Interest	$32,667	$42,107
Income taxes, net of refunds	108,847	74,910
Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

Six Months Ended
(In thousands)	September 30, 2014
Fair value of assets acquired	$46,048
Net cash paid for acquisitions (a)	(29,834)
Stock issued for acquisition (b)	(4,458)
Liabilities assumed	$11,756
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2014 (“current quarter”) of $1.36 billion compared to $1.28 billion for the quarter ended September 30, 2013 (“prior year quarter”), an increase of 6%. Organic sales increased 4% compared to the prior year quarter, with gas and rent up 3% and hardgoods up 6%. Current and prior year acquisitions contributed sales growth of 2% in the current quarter. The Company’s organic sales growth reflected strength in certain sectors, such as upstream energy, transportation and hospitals, as well as strength in its rental welder and generator business. Overall the Company is seeing modestly strengthening business conditions despite softness in some sectors. Sectors such as mining and heavy manufacturing that were significant headwinds in the prior year appeared to be stabilizing during the current quarter.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.8%, a decrease of 30 basis points from the prior year quarter, primarily reflecting a sales mix shift toward lower margin hardgoods.
The Company’s operating income margin in the current quarter was 12.9%, a decrease of 30 basis points from the prior year quarter, primarily reflecting the sales mix shift toward lower margin hardgoods.
Net earnings per diluted share increased to $1.30 in the current quarter versus $1.27 in the prior year quarter. Net earnings per diluted share in the prior year quarter included a $0.02 per diluted share benefit related to a change in a state income tax law.
Supply Constraints and Challenges
On October 16, 2014, the U.S. Environmental Protection Agency (“EPA”) signed the final rule pertaining to allowances for virgin production and consumption of hydrochlorofluorocarbons (“HCFCs”), including Refrigerant-22 (“R-22”), for 2015 through 2019. The final rule, which was the lowest proposed five-year linear approach, establishes virgin R-22 consumption allowances which step down each year beginning with an approximately 60% reduction for 2015, with a final ban on all production effective January 1, 2020. As production and imports of R-22 are phased out by the EPA in accordance with United States regulations adopted in response to the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocol”), the gap between demand and supply is expected to be filled increasingly by reclaimed and recycled R-22. The Company believes that as a leading reclaimer, recycler and distributor of R-22, its refrigerants business is well-positioned over the long-term to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22 as the phase-out progresses. The timing and pace of the market’s increased reliance on reclaimed and recycled R-22, however, is difficult to predict due to the excess inventory that has accumulated throughout the industry’s supply chain and must be worked off in the near-term. As such, for fiscal 2015, the Company expects the year-over-year impact to its earnings from its refrigerants business to be neutral.
In recent years, there has been limited investment in new argon capacity in the U.S., and overall argon production has not kept pace with demand at a time when increased activity in energy and infrastructure construction has driven demand higher for the product. As a result, the Company’s costs to secure and distribute argon to serve its customers have been increasing. The Company continues to invest in production capacity and infrastructure to serve its customers as efficiently as possible and further ensure the reliability of its supply chain, but increasing demand for argon is likely to result in continued pressure on product and distribution costs for the foreseeable future.
Fiscal Third Quarter and Full Fiscal Year Outlook
The Company believes that strong growth in its rental welder business, as well as increasing requests for staging of materials for energy-related construction projects, serve as forward indicators suggesting that non-residential construction activity should increase as the Company’s fiscal year progresses, providing a lift to its construction and other key end markets. In addition, sales to sectors such as mining and heavy manufacturing that were significant headwinds in the prior year are now stabilizing. As such, the Company’s guidance range for the full fiscal year reflects the expectation for increased year-over-year organic sales growth rates in the second half of the fiscal year, while also reflecting mix pressure from outperformance in hardgoods, cost pressures related to supply disruptions, and a lower than previously expected year-over-year contribution from refrigerants.
The Company expects earnings per diluted share for the third fiscal quarter ending December 31, 2014 to be in the range of $1.20 to $1.25, an increase of 9% to 14% over earnings per diluted share of $1.10 in the third fiscal quarter ended December 31, 2013. Earnings per diluted share in the quarter ended December 31, 2013 included an $0.08 per diluted share charge related to a loss on the early extinguishment of debt. The Company expects its organic sales growth rate for the quarter ending December 31, 2014 to be in the mid single digits.

The Company expects earnings per diluted share for the full fiscal year ending March 31, 2015 to be in the range of $5.00 to $5.10, an increase of 7% to 9% over earnings per diluted share of $4.68 in the fiscal year ended March 31, 2014. Earnings per diluted share in the year ended March 31, 2014 included $0.04 per diluted share in benefits related to changes in state income tax rates and law, and a $0.08 loss on the early extinguishment of debt. The Company expects its organic sales growth for the year ending March 31, 2015 to be in the range of 4% to 5%.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 6% to $1.36 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 4% and sales growth from current and prior year acquisitions of 2% in the current quarter. Overall the Company is seeing modestly strengthening business conditions despite softness in some sectors. Gas and rent organic sales were up 3% in the current quarter, with hardgoods organic sales up 6%. Organic sales growth in the current quarter was driven by price and volume increases of 2% each.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases and associated rent, which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which are sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products in aggregate grew 4% on an organic basis over the prior year quarter.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter grew 4% compared to the prior year quarter, with strength in upstream energy, transportation and hospitals, partially offset by the impact of difficult year-over-year comparisons in downstream energy.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$1,217,010	$1,139,576	$77,434	7%
All Other Operations	148,795	150,310	(1,515)	(1)%
Intercompany eliminations	(8,050)	(7,916)	(134)
	$1,357,755	$1,281,970	$75,785	6%

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
Distribution business segment sales increased 7% over the prior year quarter, with an increase in organic sales of 4%. Incremental sales from current and prior year acquisitions contributed sales growth of 3% in the current quarter. Higher pricing and volume increases each contributed 2% to organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 3% and volumes flat. Hardgoods organic sales within the Distribution business segment increased 6%, with pricing up 1% and volumes up 5%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year quarter, comprised of the following: bulk gas and rent up 6%, primarily driven by higher pricing and volumes; specialty gas, rent, and related equipment up 5%, primarily driven by increases in core specialty gas price and volume; and medical gas and rent up 2%, as increases in hospitals and surgery centers were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 13% over the prior year quarter, driven by increases in both welder and generator rentals in the non-residential construction and upstream energy customer segments.

Within the Distribution business segment’s hardgoods sales, organic sales volumes for equipment were up year-over-year for the third consecutive quarter, with strong growth in the current quarter. Sales of safety products increased by 4% compared to the prior year quarter, primarily driven by volume gains in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 6% in the current quarter over the prior year quarter, consistent with the 6% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment consists of five business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales decreased 1% in total and on an organic basis compared to the prior year quarter. Both the total and organic sales decreased as sales increases in the Company’s CO2, dry ice, and ammonia businesses were more than offset by the decline in sales in its refrigerants business. Organic sales of CO2 and dry ice, which represent one of the Company’s strategic product categories, increased 4% over the prior year quarter.
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
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year quarter, reflecting the overall growth in sales and margin expansion on price increases, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current quarter decreased 30 basis points to 55.8% compared to 56.1% in the prior year quarter. The decrease in consolidated gross profit margin (excluding depreciation) was primarily driven by the sales mix shift toward hardgoods. Gas and rent represented 63.2% of the Company’s sales mix in the current quarter, down from 64.2% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$685,143	$647,916	$37,227	6%
All Other Operations	72,078	71,042	1,036	1%
	$757,221	$718,958	$38,263	5%

The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.3% versus 56.9% in the prior year quarter, a decrease of 60 basis points. The decrease in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift towards lower-margin hardgoods and a sales mix-shift within hardgoods towards lower-margin equipment. Gas and rent represented 59.1% of the Distribution business segment’s sales in the current quarter, down from 59.8% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 1% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 110 basis points to 48.4% in the current quarter from 47.3% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift away from lower margin refrigerants, partially offset by slight margin pressure in the Company’s CO2 and ammonia businesses.
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

Consolidated SD&A expenses increased $26 million, or 5%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $9 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 10 basis points to 66.1% compared to 66.0% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$452,467	$427,351	$25,116	6%
All Other Operations	47,908	45,412	2,496	5%
Other	—	1,692	(1,692)
	$500,375	$474,455	$25,920	5%

SD&A expenses in the Distribution business segment increased 6%, while SD&A expenses in the All Other Operations business segment increased 5%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $9 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment were flat at 66.0% compared to the prior year quarter. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 260 basis points to 66.5% compared to 63.9% in the prior year quarter, primarily driven by significant sales declines in the Company’s refrigerants business.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of fiscal year 2014. SAP-related intergation costs were $1.7 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $5 million, or 7%, to $73 million in the current quarter as compared to $68 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $8 million in the current quarter increased by $1 million from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $176 million increased 4% in the current quarter, primarily driven by organic sales growth. The consolidated operating income margin decreased 30 basis points to 12.9% from 13.2% in the prior year quarter, primarily reflecting a sales mix shift toward hardgoods.

	Three Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$158,846	$151,507	$7,339	5%
All Other Operations	16,935	18,954	(2,019)	(11)%
Other	—	(1,692)	1,692
	$175,781	$168,769	$7,012	4%

Operating income in the Distribution business segment increased 5% in the current quarter compared to the prior year quarter. The Distribution business segment’s operating income margin decreased 20 basis points to 13.1% from 13.3% in the prior year quarter. The slight decline in the Distribution business segment’s operating income margin was primarily driven by the sales mix shift toward lower margin hardgoods.
Operating income in the All Other Operations business segment decreased 11% compared to the prior year quarter, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 11.4% decreased by 120 basis points compared to the operating income margin of 12.6% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants and CO2 businesses.
Interest Expense, Net
Interest expense, net, was $19 million in the current quarter, representing a decrease of $2 million, or 10%, compared to the prior year quarter. The decrease in interest expense during the current quarter relates to the retirement of the Company’s $300 million of 2.85% senior notes and $215 million of 7.125% senior subordinated notes during the third quarter of the prior year, partially offset by the issuance of $300 million of 3.65% senior notes during the first quarter of fiscal year 2015.
Income Tax Expense
The effective income tax rate was 37.5% of pre-tax earnings in the current quarter compared to 36.5% in the prior year quarter. During the prior year quarter, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 100 basis-point decrease to the effective income tax rate.
Net Earnings
Net earnings per diluted share increased 2% to $1.30 in the current quarter compared to $1.27 in the prior year quarter. Net earnings were $98 million compared to $95 million in the prior year quarter. Net earnings per diluted share in the prior year quarter included a $0.02 per diluted share benefit related to a change in a state income tax law.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2013

STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 4% to $2.67 billion for the six months ended September 30, 2014 (“current period”) compared to the six months ended September 30, 2013 (“prior year period”), driven by organic sales growth of 2% and sales growth from current and prior year acquisitions of 2% in the current period. Gas and rent organic sales were up 2% in the current period, with hardgoods organic sales up 4%. Organic sales growth in the current period was driven by price and volume increases of 1% each.
During the current period, sales of strategic products in aggregate grew 3% on an organic basis over the prior year period.
Sales to strategic accounts in the current period grew 3% compared to the prior year period, with strength in upstream energy, transportation and hospitals, along with rental welders for construction and maintenance, offset by softness in manufacturing and general construction, as well as the impact of difficult year-over-year comparisons in downstream energy.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Six Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$2,400,622	$2,280,660	$119,962	5%
All Other Operations	285,838	297,580	(11,742)	(4)%
Intercompany eliminations	(15,118)	(16,379)	1,261
	$2,671,342	$2,561,861	$109,481	4%

Distribution business segment sales increased 5% over the prior year period, with an increase in organic sales of 3%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current period. Higher pricing contributed 2% and volume increases contributed 1% to organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 4% and volumes down 1%. Hardgoods organic sales within the Distribution business segment increased 4%, with pricing up 1% and volumes up 3%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year period, comprised of the following: bulk gas and rent up 5%, on higher pricing, volumes and new account implementations; specialty gas, rent, and related equipment up 5%, primarily driven by increases in core specialty gas price and volume; and medical gas and rent up 2%, as increases in physician and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 11% over the prior year period, driven by increases in both welder and generator rentals in the non-residential construction and upstream energy customer segments.
Within the Distribution business segment’s hardgoods sales, organic sales volumes for equipment were up modestly year-over-year. Sales of safety products increased by 2% compared to the prior year period driven by volume gains in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 4% in the current period over the prior year period, consistent with the 4% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment sales decreased 4% in total and on an organic basis compared to the prior year period. Both the total and organic sales decreased as sales increases in the Company’s CO2, dry ice, and ammonia businesses were more than offset by the decline in sales in its refrigerants business. Organic sales of CO2 and dry ice, which represent one of the Company’s strategic product categories, increased 2% over the prior year period.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year period, reflecting the overall growth in sales, margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current period increased 10 basis points to 55.7% compared to 55.6% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) reflects the items described above. Gas and rent represented 63.0% of the Company’s sales mix in the current period, down from 63.7% in the prior year period.

	Six Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$1,347,822	$1,283,873	$63,949	5%
All Other Operations	139,580	139,433	147	—%
	$1,487,402	$1,423,306	$64,096	5%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.1% versus 56.3% in the prior year period, a decrease of 20 basis points. The decrease in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, offset by a sales mix shift toward lower margin hardgoods. Gas and rent represented 59.0% of the Distribution business segment’s sales in the current period, down from 59.4% in the prior year period.

The All Other Operations business segment’s gross profits (excluding depreciation) were flat compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 190 basis points to 48.8% in the current period from 46.9% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift away from lower margin refrigerants, partially offset by slight margin pressure in the Company’s CO2 business.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $47 million, or 5%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $17 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 30 basis points to 66.9% compared to 66.6% in the prior year period.

	Six Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$902,106	$854,582	$47,524	6%
All Other Operations	92,982	88,952	4,030	5%
Other	—	4,396	(4,396)
	$995,088	$947,930	$47,158	5%

SD&A expenses in the Distribution business segment increased 6%, while SD&A expenses in the All Other Operations business segment increased 5%, compared to the prior year period. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $17 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 30 basis points to 66.9% compared to 66.6% in the prior year period. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 280 basis points to 66.6% compared to 63.8% in the prior year period, primarily driven by significant sales declines in the Company’s refrigerants business.
SD&A Expenses – Other
Enterprise Information System
SAP-related implementation costs were $4.4 million in the prior year period, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $10 million, or 8%, to $146 million in the current period as compared to $136 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $16 million in the current period increased by $1 million from the prior year period, driven by acquisitions.
Operating Income
Consolidated operating income of $331 million increased 2% in the current period, primarily driven by organic sales growth. The consolidated operating income margin decreased 30 basis points to 12.4% from 12.7% in the prior year period, primarily reflecting a sales mix shift toward hardgoods.

	Six Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2014	2013
Distribution	$298,700	$292,507	$6,193	2%
All Other Operations	32,162	37,272	(5,110)	(14)%
Other	—	(4,396)	4,396
	$330,862	$325,383	$5,479	2%

Operating income in the Distribution business segment increased 2% in the current period compared to the prior year period. The Distribution business segment’s operating income margin decreased 40 basis points to 12.4% from 12.8% in the prior year period. The decline in the Distribution business segment’s operating income margin primarily reflects the sales mix shift toward lower margin hardgoods.
Operating income in the All Other Operations business segment decreased 14% compared to the prior year period, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 11.3% decreased by 120 basis points compared to the operating income margin of 12.5% in the prior year period. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants and CO2 businesses.
Interest Expense, Net
Interest expense, net, was $35 million in the current period, representing a decrease of $7 million, or 16%, compared to the prior year period. The decrease in interest expense during the current period related to the retirement of the Company’s $300 million of 2.85% senior notes and $215 million of 7.125% senior subordinated notes during the third quarter of the prior year, partially offset by the issuance of $300 million of 3.65% senior notes during the first quarter of fiscal year 2015.
Income Tax Expense
The effective income tax rate was 37.2% of pre-tax earnings in the current period compared to 37.1% in the prior year period. During the prior year period, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 50 basis-point decrease to the effective income tax rate.
Net Earnings
Net earnings per diluted share increased 3% to $2.48 in the current period compared to $2.41 in the prior year period. Net earnings were $187 million compared to $180 million in the prior year period. Net earnings per diluted share in the prior year period included a $0.02 per diluted share benefit related to a change in a state income tax law.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $342 million in the current period compared to $381 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2014	2013
Net earnings	$187,164	$179,668
Non-cash and non-operating activities (1)	174,245	172,313
Changes in working capital	(16,406)	29,787
Other operating activities	(3,085)	(574)
Net cash provided by operating activities	$341,918	$381,194
____________________

(1)	Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, and stock-based compensation expense.
The cash outflow related to working capital in the current period was primarily driven by increased investment in working capital in support of sales growth in addition to the comparison of a particularly strong prior year period which benefited from improvements in accounts receivable following SAP conversions and lower required investment in working capital, reflecting a low organic sales growth environment. Net earnings plus non-cash and non-operating activities provided cash of $361 million in the current period and $352 million in the prior year period.
As of September 30, 2014, $21 million of the Company’s $66 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2014	2013
Capital expenditures	$(220,872)	$(168,483)
Proceeds from sales of plant and equipment	10,634	7,292
Business acquisitions and holdback settlements	(29,834)	(15,745)
Other investing activities	716	(1,869)
Net cash used in investing activities	$(239,356)	$(178,805)
Capital expenditures as a percentage of sales were 8.3% and 6.6% for the current and prior year periods, respectively. The increase in capital expenditures in the current period compared to the prior year period reflects higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth; the construction of new air separation units in Kentucky and Illinois and a new hardgoods distribution center in Wisconsin; and the development of the Company’s e-Business platform. During the current period, the Company used cash of $30 million for the purchase of eight businesses and the settlement of holdback liabilities associated with prior year acquisitions. The businesses acquired during the current period had historical annual sales of approximately $36 million.

Free cash flow* in the current period was $147 million compared to $238 million in the prior year period. The decrease in free cash flow from the prior year period was primarily driven by a decrease in cash from operations, which was $342 million in the current period compared to $381 million in the prior year period, as well as higher capital expenditures in the current period.
* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See Non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2014	2013
Net cash repayments	$(52,391)	$(115,197)
Purchase of treasury stock	—	(8,127)
Dividends paid to stockholders	(81,942)	(70,505)
Other financing activities	27,922	16,319
Net cash used in financing activities	$(106,411)	$(177,510)
During the current period, net financing activities used cash of $106 million. Net cash repayments on debt obligations in the current period were $52 million, primarily related to the repayment of $400 million of 4.50% senior notes that matured on September 15, 2014, partially offset by the June 2014 issuance of $300 million of 3.65% senior notes maturing on July 15, 2024 and borrowing of $45 million under the commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $28 million during the current period.
In the prior year period, net financing activities used cash of $178 million. Net cash repayments used cash of $115 million, primarily related to the pay down of $118 million on the trade receivables securitization agreement. On October 23, 2012, the Company announced a $600 million share repurchase program. During the six months ended March 31, 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. The final repurchase under the program, however, settled subsequent to the fiscal 2013 year end, resulting in a cash outflow of $8 million related to the repurchase program in the prior year period. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, partially offset by the change in cash overdrafts, generated cash of $16 million during the prior year period.
Dividends
During the current period, the Company paid its stockholders dividends of $82 million or $0.55 per share. During the prior year period, the Company paid dividends of $71 million or $0.48 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments and Sources of Liquidity
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on December 30, 2014. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At September 30, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2014, there were no advances outstanding under the agreement. In July 2014, the agreement was extended and now expires on July 31, 2015.

Commercial Paper
The Company participates in a $750 million commercial paper program supported by its $750 million revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. During the current period, proceeds from the issuance of an aggregate $300 million of senior notes in June 2014 were principally used to pay down commercial paper. Subsequently, the Company principally used commercial paper to redeem its $400 million 4.50% senior notes (the “2014 Notes”) which matured in September 2014. At September 30, 2014, $433 million of borrowings was outstanding under the commercial paper program and the average interest rate was 0.32%. There were $388 million of borrowings outstanding under the commercial paper program at March 31, 2014.
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
At September 30, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement expires on December 5, 2016 and contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
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
As of September 30, 2014, the Company had $56 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of September 30, 2014, the average interest rate on the multi-currency revolver was 1.73%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 20 basis points per annum.
At September 30, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At September 30, 2014, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of September 30, 2014, $210 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $11.0 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At September 30, 2014, these revolving credit borrowings were €5.8 million (U.S. $7.4 million) and are classified as long-term debt on the Company’s consolidated balance sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of September 30, 2014, the interest rate on the French revolving credit borrowings was 1.3%. The line of credit expires on July 19, 2016.

Senior Notes
On June 17, 2014, the Company issued $300 million of 3.65% senior notes maturing on July 15, 2024 (the “2024 Notes”). The net proceeds from the sale of the 2024 Notes were used for general corporate purposes, including to fund acquisitions and repay indebtedness under the Company’s commercial paper program. Interest on the 2024 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 2024 Notes contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the 2024 Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
In September 2014, the Company repaid $400 million of 4.50% senior notes that had matured.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2014, the Company’s leverage ratio was 2.5x and $210 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At September 30, 2014, the Company was in compliance with all covenants under all of its debt agreements.
Interest Rate Derivatives
The Company has occasionally managed its exposure to changes in market interest rates through the use of interest rate derivative instruments. At September 30, 2014, the Company had no derivative instruments outstanding.
Interest Expense
Based on the Company’s fixed to variable interest rate ratio as of September 30, 2014, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.0 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Six Months Ended
	September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$341,918	$381,194
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	8,994	8,797
Excess tax benefit realized from the exercise of stock options	5,091	6,568
Adjusted cash from operations	356,003	396,559
Capital expenditures	(220,872)	(168,483)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	10,634	7,292
Operating lease buyouts	1,349	2,516
Adjusted capital expenditures	(208,889)	(158,675)
Free cash flow	$147,114	$237,884

Net cash used in investing activities	$(239,356)	$(178,805)
Net cash used in financing activities	$(106,411)	$(177,510)

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

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Other than the item described below, there have been no significant changes in the Company’s critical accounting estimates during the six months ended September 30, 2014, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
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
As discussed in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q, in October 2014, the EPA posted its final calendar year 2015 to 2019 allocation rule on HCFCs, providing clarity on the pace and magnitude of the reduction in allowable production of R-22 for the calendar year 2015 to 2019 time period, after which it will be phased out completely. Prior to the announcement of the final ruling, volumes and pricing at the Company’s refrigerants business had been pressured since the March 2013 EPA ruling, which allowed for an increase in the production and import of virgin R-22 in calendar years 2013 and 2014, resulting in a greater-than-expected availability of virgin R-22 in the marketplace. Although the Company believes its refrigerants business remains well-positioned over the long-term to benefit from the affirmed production and consumption reductions as a leading reclaimer and recycler of R-22, there is uncertainty as to how the final ruling will impact the market dynamics in the near-term, as the market sheds the excess inventory that has accumulated throughout the supply chain since the previous EPA ruling.
During the Company’s most recently completed annual goodwill impairment test as of October 31, 2013, the fair value of the refrigerants reporting unit exceeded its carrying amount by more than 10%. The amount of goodwill associated with this reporting unit is $88 million. The Company believes that the impact from the EPA’s October 2014 ruling will be incrementally positive for its refrigerants business over the long-term. However, changes in the reporting unit’s estimated future cash flows as a result of near-term uncertainty in the market based on the excess inventory build-up, as well as the pace and extent of marketplace migration toward the use of reclaimed product, could adversely affect the fair value or carrying amount of this reporting unit.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2014 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the issuance of the 2024 Notes, there have been no significant changes to the Company’s contractual obligations during the six months ended September 30, 2014.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.

Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the Company’s expectations regarding its organic sales growth and earnings per diluted share for the quarter ending December 31, 2014 and the fiscal year ending March 31, 2015; the contribution of its refrigerants business to earnings; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, annual interest expense will increase by approximately $2.0 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures; shortages and/or disruptions in the supply chain of certain gases, including argon; the impact of the EPA ruling including the timing and speed of the transition to reclaimed and recycled R-22 and lower than expected increases in demand and market pricing of R-22 as the phase-out progresses; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its new SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the extent and duration of sluggish conditions in the U.S. economy, including in particular, the U.S. industrial economy; the economic recovery in the U.S.; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. The Company may use interest rate derivatives to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, when the Company has derivative instruments outstanding, it monitors its positions as well as the credit ratings of its counterparties, which in combination with its credit guidelines helps to minimize the risk of non-performance by the counterparties. The Company had no interest rate derivative instruments outstanding at September 30, 2014.
The Company’s market risks associated with its debt obligations are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the issuance of the 2024 Notes, there have been no significant changes to the Company’s market risks associated with debt obligations during the six months ended September 30, 2014. Estimated interest expense on the 2024 Notes is approximately $11 million on an annualized basis through the maturity date of July 15, 2024, at which time the principal is scheduled to be repaid in full. See Note 8 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information on the estimated fair value of the 2024 Notes at September 30, 2014.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Supply and demand imbalances in the marketplace may adversely impact our results of operations. As a result of the March 2013 EPA ruling, which allowed for an increase in the production and import of R-22 in calendar years 2013 and 2014, rather than an expected reaffirmation of the further reductions based on a previously issued EPA No Action Assurances letter, a greater than expected amount of virgin R-22 has been available in the marketplace. With respect to our refrigerants business, the EPA ruling pressured both volumes and pricing of our R-22 in fiscal 2014.
There is uncertainty as to how the final EPA ruling announced in October 2014, relating to the production and consumption allowances of HCFCs for 2015 to 2019 and its subsequent complete phase out, will impact the market dynamics in the near-term, as the market sheds the excess inventory that has accumulated throughout the supply chain since the previous EPA ruling. A protracted period of lower product demand and profitability could have an adverse impact on the results of our refrigerants business and result in diminished values for both tangible and intangible assets related to this business, increasing the possibility of future impairment charges.

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

Dated:	November 5, 2014		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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