Form 10-Q
period 2014-12-31
AIRGAS INC
filed 2015-02-06
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2014
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of February 4, 2015 was 75,118,647.

AIRGAS, INC.

FORM 10-Q
December 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net Sales	$1,331,820	$1,242,846	$4,003,162	$3,804,707
Costs and Expenses:
Cost of products sold (excluding depreciation)	588,933	537,670	1,772,873	1,676,225
Selling, distribution and administrative expenses	496,409	472,687	1,491,497	1,420,617
Depreciation	75,556	69,905	221,351	205,422
Amortization	8,036	7,665	23,693	22,141
Total costs and expenses	1,168,934	1,087,927	3,509,414	3,324,405
Operating Income	162,886	154,919	493,748	480,302
Interest expense, net	(13,673)	(16,216)	(48,374)	(57,675)
Loss on the extinguishment of debt (Note 7)	—	(9,150)	—	(9,150)
Other income (expense), net	(238)	2,292	1,712	3,879
Earnings before income taxes	148,975	131,845	447,086	417,356
Income taxes	(55,776)	(49,086)	(166,723)	(154,929)
Net Earnings	$93,199	$82,759	$280,363	$262,427
Net Earnings per Common Share:
Basic earnings per share	$1.25	$1.12	$3.76	$3.57
Diluted earnings per share	$1.23	$1.10	$3.70	$3.51
Weighted Average Shares Outstanding:
Basic	74,767	73,767	74,534	73,505
Diluted	75,954	75,094	75,721	74,812
Dividends Declared per Common Share	$0.55	$0.48	$1.65	$1.44
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Net earnings	$93,199	$82,759	$280,363	$262,427
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,692)	(1,308)	(8,508)	(1,845)
Reclassification of hedging loss included in net earnings	129	129	388	388
Other comprehensive income (loss), before tax	(5,563)	(1,179)	(8,120)	(1,457)
Net tax expense of other comprehensive income items	(48)	(48)	(144)	(144)
Other comprehensive income (loss), net of tax	(5,611)	(1,227)	(8,264)	(1,601)
Comprehensive income	$87,588	$81,532	$272,099	$260,826
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash	$73,588	$69,561
Trade receivables, less allowances for doubtful accounts of $28,963 and $31,757 at December 31, 2014 and March 31, 2014, respectively	692,748	701,060
Inventories, net	499,570	478,149
Deferred income tax asset, net	57,882	57,961
Prepaid expenses and other current assets	150,686	92,356
Total current assets	1,474,474	1,399,087
Plant and equipment at cost	5,209,437	4,931,064
Less accumulated depreciation	(2,303,074)	(2,128,649)
Plant and equipment, net	2,906,363	2,802,415
Goodwill	1,311,771	1,289,896
Other intangible assets, net	249,705	258,836
Other non-current assets	47,668	43,080
Total assets	$5,989,981	$5,793,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$203,305	$196,911
Accrued expenses and other current liabilities	349,900	345,676
Short-term debt	416,314	387,866
Current portion of long-term debt	250,092	400,322
Total current liabilities	1,219,611	1,330,775
Long-term debt, excluding current portion	1,757,978	1,706,774
Deferred income tax liability, net	839,124	825,897
Other non-current liabilities	88,167	89,219
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2014 and March 31, 2014	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,504 and 87,353 shares issued at December 31, 2014 and March 31, 2014, respectively	875	874
Capital in excess of par value	839,198	789,789
Retained earnings	2,191,939	2,047,843
Accumulated other comprehensive income (loss)	(7,735)	529
Treasury stock, 12,477 and 13,264 shares at cost at December 31, 2014 and March 31, 2014, respectively	(939,176)	(998,386)
Total stockholders’ equity	2,085,101	1,840,649
Total liabilities and stockholders’ equity	$5,989,981	$5,793,314
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$280,363	$262,427
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	221,351	205,422
Amortization	23,693	22,141
Deferred income taxes	14,332	9,061
Gain on sales of plant and equipment	(1,654)	(1,268)
Stock-based compensation expense	25,618	24,542
Loss on the extinguishment of debt	—	9,150
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	14,337	52,930
Inventories, net	(20,974)	(9,885)
Prepaid expenses and other current assets	(58,230)	8,023
Accounts payable, trade	5,195	(26,663)
Accrued expenses and other current liabilities	17,972	(597)
Other, net	(7,319)	(1,421)
Net cash provided by operating activities	514,684	553,862
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(338,905)	(257,476)
Proceeds from sales of plant and equipment	16,992	11,427
Business acquisitions and holdback settlements	(45,165)	(179,581)
Other, net	316	(957)
Net cash used in investing activities	(366,762)	(426,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	27,966	442,948
Proceeds from borrowings of long-term debt	312,941	132,525
Repayment of long-term debt	(406,345)	(635,721)
Financing costs	(5,236)	(7,676)
Purchase of treasury stock	—	(8,127)
Proceeds from the exercise of stock options	41,565	29,771
Stock issued for the Employee Stock Purchase Plan	13,304	12,974
Excess tax benefit realized from the exercise of stock options	10,487	9,426
Dividends paid to stockholders	(123,080)	(105,936)
Change in cash overdraft and other	(15,497)	(21,620)
Net cash used in financing activities	(143,895)	(151,436)
Change in cash	$4,027	$(24,161)
Cash – Beginning of period	69,561	86,386
Cash – End of period	$73,588	$62,225
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
(2) ACCOUNTING AND DISCLOSURE CHANGES
Recently Adopted Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance clarifying the accounting for the release of cumulative translation adjustments (“CTA”) into net income upon the occurrence of certain sale or other derecognition transactions related to foreign entities. The new guidance describes the circumstances in which CTA should be released (either partially or fully) into net income based on the type of transaction related to a foreign entity. The Company adopted the new guidance effective April 1, 2014. The guidance did not have an impact on the Company’s financial position, results of operation or liquidity upon adoption. The Company will prospectively apply the provisions of the new guidance to applicable transactions related to its foreign entities.
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
During the nine months ended December 31, 2014, the Company acquired 13 businesses with historical annual sales of approximately $48 million. Transaction and other integration costs incurred during the nine months ended December 31, 2014 were $1.4 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $19 million in net sales during the nine months ended December 31, 2014.
The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. Purchase price allocations for certain businesses most recently acquired during the nine months ended December 31, 2014 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2015 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$44,112	$1,053	$45,165
Airgas, Inc. common stock (b)	4,458	—	4,458
Fair value of total consideration transferred	$48,570	$1,053	$49,623

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$8,927	$3	$8,930
Plant and equipment	13,280	—	13,280
Other intangible assets	12,812	1,040	13,852
Current liabilities	(6,107)	(50)	(6,157)
Non-current liabilities	(4,158)	—	(4,158)
Total identifiable net assets	24,754	993	25,747

Goodwill	23,816	60	23,876
	$48,570	$1,053	$49,623
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

The fair value of trade receivables acquired with fiscal 2015 acquisitions was $6.0 million, with gross contractual amounts receivable of $6.8 million. Goodwill associated with fiscal 2015 acquisitions was $22.1 million, of which $17.8 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including increased distribution density and enhanced capabilities that will facilitate the sale of industrial, medical and specialty gases, and related supplies. Other intangible assets related to fiscal 2015 acquisitions represent customer relationships and non-competition agreements, and amounted to $9.3 million and $4.5 million, respectively. See Note 5 for further information on goodwill and other intangible assets.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table provides unaudited pro forma results of operations for the nine months ended December 31, 2014 and 2013, as if fiscal 2015 acquisitions had occurred on April 1, 2013. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2013 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2014	2013
Net sales	$4,018,779	$3,839,362
Net earnings	280,494	263,300
Diluted earnings per share	$3.70	$3.52
Prior Year Acquisitions
During the nine months ended December 31, 2013, the Company purchased nine businesses. A total of $181 million in net cash was paid for the nine businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Transaction and other integration costs incurred during the nine months ended December 31, 2013 were $1 million. The acquired businesses had aggregate historical annual sales of approximately $70 million. These acquisitions contributed approximately $14 million in net sales for the nine months ended December 31, 2013. The Company acquired these businesses in order to expand its geographic coverage and strengthen its national network of branch-store locations.
(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	December 31, 2014	March 31, 2014
Hardgoods	$332,565	$313,127
Gases	167,005	165,022
	$499,570	$478,149
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the nine months ended December 31, 2014 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2014	$1,092,728	$197,168	$1,289,896
Acquisitions (a)	23,816	60	23,876
Other adjustments, including foreign currency translation	(1,943)	(58)	(2,001)
Balance at December 31, 2014	$1,114,601	$197,170	$1,311,771
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Annual Test for Goodwill Impairment
The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year. At October 31, 2014, the Company had 21 reporting units in the Distribution business segment and 5 reporting units in the All Other Operations business segment, each of which constitutes an operating segment for purposes of the Company’s segment reporting.
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
For the October 31, 2014 goodwill impairment test, the Company applied the Step 0 assessment to all 21 of the reporting units in the Distribution business segment and 4 of the 5 reporting units in the All Other Operations business segment. After performing the Step 0 assessment for these reporting units, the Company concluded that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. Therefore, the two-step goodwill impairment test is not required for these reporting units.
However, the Company bypassed the option to perform the Step 0 assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for the Company’s refrigerants business in the All Other Operations business segment. The Company determined the estimated fair value of the reporting unit as of October 31, 2014 using a discounted cash flow model and compared this value to the carrying value of the reporting unit. Significant assumptions used in the cash flow model include sales growth rates and profit margins based on the reporting unit’s business plan, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rate used to estimate the fair value of the reporting unit exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller entity. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of the reporting unit. The Company’s methodology used for valuing this reporting unit for the purpose of its goodwill impairment test is consistent with the prior year.
For the Company’s refrigerants business, the result of the annual goodwill impairment test indicated that the fair value of the reporting unit was in excess of its carrying amount by slightly more than 10%. The forecasted cash flows for this business reflect changes in the regulatory environment and market responses to those changes, which were recently impacted by rulings from the United States Environmental Protection Agency (“EPA”). Volumes and pricing for the refrigerants business were pressured following the EPA ruling in March 2013 that allowed for an increase in the production and import of Refrigerant-22 (“R-22”) in calendar years 2013 and 2014, resulting in a greater-than-expected availability of virgin R-22 in the marketplace. In October 2014, the EPA posted its final calendar year 2015 to 2019 allocation rule pertaining to allowances for virgin production and consumption of hydrochlorofluorocarbons (“HCFCs”), including R-22. The final rule provided clarity on the pace and magnitude of the reduction in allowable production of R-22 for the calendar year 2015 to 2019 time period, beginning with an approximately 60% reduction for calendar year 2015 and ending with a final ban on all production effective January 1, 2020.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company believes its refrigerants business remains well-positioned over the long-term to benefit from the affirmed production and consumption reductions as a leading reclaimer and recycler of R-22, and that the impact from the EPA’s October 2014 ruling will be incrementally positive for its refrigerants business over the long-term. However, there is uncertainty as to how the final ruling will impact the market dynamics in the near-term, as the market sheds the excess inventory that has accumulated throughout the supply chain since the previous EPA ruling in March 2013. Changes in the reporting unit’s estimated future cash flows as a result of near-term uncertainty in the market based on the excess inventory build-up, as well as the pace and extent of marketplace migration toward the use of reclaimed product, could adversely affect the fair value or carrying amount of this reporting unit. As a result, the Company will continue to monitor this business and consider interim analyses of goodwill as appropriate. The amount of goodwill associated with this reporting unit was $88 million at December 31, 2014.
Other Intangible Assets
Other intangible assets by major class are as follows:

	December 31, 2014				March 31, 2014
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$346,421	$(117,031)	$229,390	17	$345,199	$(107,577)	$237,622
Non-competition agreements	6	42,837	(22,694)	20,143	7	40,316	(19,287)	21,029
Other		200	(28)	172		199	(14)	185
		$389,458	$(139,753)	$249,705		$385,714	$(126,878)	$258,836
Other intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods ranging from seven to 25 years, and non-competition agreements, which are amortized over the terms of the agreements. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the assets may not be recoverable. If the carrying value of an asset group containing other intangible assets is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the nine months ended December 31, 2014 and 2013 was $22.6 million and $21.2 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2015 - $7.3 million; 2016 - $28.9 million; 2017 - $27.0 million; 2018 - $25.3 million; 2019 - $23.3 million; and $137.9 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2014	March 31, 2014
Accrued payroll and employee benefits	$103,688	$92,038
Business insurance reserves (a)	50,126	49,372
Income taxes	15,020	8,943
Taxes other than income taxes	22,638	25,183
Cash overdraft	52,748	68,245
Deferred rental revenue	32,281	34,557
Accrued interest	13,852	11,335
Other accrued expenses and current liabilities	59,547	56,003
	$349,900	$345,676
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.6 million at December 31, 2014 and $11.8 million at March 31, 2014, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	December 31, 2014	March 31, 2014
Short-term
Money market loans	$—	$—
Commercial paper	416,314	387,866
Short-term debt	$416,314	$387,866

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	56,858	54,230
Revolving credit borrowings - France	7,077	8,056
Senior notes, net	1,648,513	1,748,774
Other long-term debt	622	1,036
Total long-term debt	2,008,070	2,107,096
Less current portion of long-term debt	(250,092)	(400,322)
Long-term debt, excluding current portion	$1,757,978	$1,706,774

Total debt	$2,424,384	$2,494,962
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2014 and now expires on December 29, 2015. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2014, there were no advances outstanding under the agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2015. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2014, there were no advances outstanding under the agreement.
Senior Credit Facility
On November 18, 2014, the Company entered into a $1 billion Second Amended and Restated Credit Agreement (the “Credit Facility”) to amend and restate the previous amended and restated credit agreement dated July 19, 2011. The Credit Facility consists of a $875 million U.S. dollar revolving credit line, with a $100 million letter of credit sublimit and a $75 million swingline sublimit and a $125 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is November 18, 2019. Under circumstances described in the Second Amended and Restated Credit Agreement, the revolving credit line may be increased by an additional $500 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million. As a part of the Credit Facility renewal the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 15 basis points per annum.
On December 12, 2014, the Company amended the terms of the French revolving credit agreement to reduce the commitment fees and extend the maturity to November 18, 2019.
As of December 31, 2014, the Company had $57 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. At December 31, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility, and the Company was in compliance with all covenants under all of its debt agreements. At December 31, 2014, $476 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
Commercial Paper
In November 2014, the Company’s commercial paper program supported by its Credit Facility was increased to $1 billion in conjunction with the increased size of the Credit Facility. This program allows the Company to obtain favorable short-term borrowing rates with maturities that may vary, but will generally not exceed 90 days from the date of issue. The Company will use proceeds from the commercial paper program to pay down amounts outstanding under its Credit Facility and for general corporate purposes.
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
On December 5, 2014, the Company entered into the Fifth Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 5, 2016 to December 5, 2017. At December 31, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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
In October 2014, the $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”) were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
Debt Extinguishment Charges
During the three months ended December 31, 2013, the Company redeemed its $215 million 7.125% senior subordinated notes originally due to mature on October 1, 2018 in full at a price of 103.563%. A loss on the early extinguishment of $9.1 million was recognized during the three months ended December 31, 2013 related to the redemption premium and the write-off of unamortized debt issuance costs.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at December 31, 2014 are as follows:

(In thousands)	Debt Maturities (a)
Remainder of fiscal 2015	$34
March 31, 2016	250,272
March 31, 2017	250,221
March 31, 2018	620,095
March 31, 2019	—
Thereafter	888,935
$2,009,557
____________________

(a)	Outstanding borrowings under the Securitization Agreement at December 31, 2014 are reflected as maturing at the agreement’s expiration on December 5, 2017.
The Company’s senior notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.5 million at December 31, 2014.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	December 31, 2014
Assets:
Deferred compensation plan assets	$16,145	$16,145	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,145	$16,145	$—	$—

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2014
Assets:
Deferred compensation plan assets	$16,387	$16,387	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,387	$16,387	$—	$—
Contingent consideration liabilities	323	—	—	323
Total liabilities measured at fair value on a recurring basis	$16,710	$16,387	$—	$323
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
Contingent consideration liabilities — As part of the consideration for certain acquisitions, the Company has utilized arrangements whereby future consideration in the form of cash may be transferred to the sellers contingent upon the achievement of certain earnings targets. The fair values of the contingent consideration arrangements were estimated using the income approach with inputs that are not observable in the market. Key assumptions for each arrangement, as applicable, include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The total liability for contingent consideration arrangements at December 31, 2014 and the impact on the Company’s earnings as a result of these arrangements for the three and nine months ended December 31, 2014 and 2013 were immaterial.

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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	December 31, 2014	December 31, 2014	March 31, 2014	March 31, 2014
4.50% senior notes due 2014	—	—	399,952	407,092
3.25% senior notes due 2015	249,943	253,618	249,887	258,630
2.95% senior notes due 2016	249,901	255,523	249,848	259,257
1.65% senior notes due 2018	324,661	321,386	324,579	319,098
2.375% senior notes due 2020	274,781	270,240	274,748	265,600
2.90% senior notes due 2022	249,780	244,250	249,760	233,230
3.65% senior notes due 2024	299,447	307,263	—	—
(9) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2014	87,353	(13,264)
Common stock issuance (a)	151
Reissuance of treasury stock for stock option exercises		746
Reissuance of treasury stock for acquisition		41
Balance at December 31, 2014	87,504	(12,477)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2014	$874	$789,789	$2,047,843	$529	$(998,386)	$1,840,649
Net earnings			280,363			280,363
Other comprehensive income (loss), net of tax				(8,264)		(8,264)
Common stock issuances and reissuances of treasury stock - employee benefit plans (b)	1	11,936	(13,187)		56,120	54,870
Reissuance of treasury stock for acquisition (Note 3)		1,368			3,090	4,458
Excess tax benefit from stock option exercises		10,487				10,487
Dividends paid on common stock ($1.65 per share)			(123,080)			(123,080)
Stock-based compensation (c)		25,618				25,618
Balance at December 31, 2014	$875	$839,198	$2,191,939	$(7,735)	$(939,176)	$2,085,101
___________________

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(c)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the nine months ended December 31, 2014:

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$1,018	$(489)	$529
Other comprehensive income (loss) before reclassifications	(8,508)	—	(8,508)
Amounts reclassified from AOCI (d)	—	388	388
Tax effect of other comprehensive income items	—	(144)	(144)
Other comprehensive income (loss), net of tax	(8,508)	244	(8,264)
Balance at December 31, 2014	$(7,490)	$(245)	$(7,735)
___________________

(d)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s 2015 Notes, which is being reclassified into earnings (interest expense) over the term of the 2015 Notes. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the nine months ended December 31, 2014 and 2013.

(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Equity Incentive Plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense related to:
Equity Incentive Plan (a)	$3,718	$3,581	$22,452	$21,441
Employee Stock Purchase Plan - options to purchase stock	1,067	995	3,166	3,101
	4,785	4,576	25,618	24,542
Tax benefit	(1,588)	(1,503)	(9,138)	(8,931)
Stock-based compensation expense, net of tax	$3,197	$3,073	$16,480	$15,611
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

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2014 and 2013 was $28.72 and $32.40, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Summary of Stock Option Activity
The following table summarizes the stock option activity during the nine months ended December 31, 2014:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	5,104	$69.91
Granted	978	$104.80
Exercised	(746)	$55.73
Forfeited	(52)	$97.60
Outstanding at December 31, 2014	5,284	$78.09
Vested or expected to vest at December 31, 2014	5,265	$78.00
Exercisable at December 31, 2014	3,106	$64.05
A total of 3.2 million shares of common stock were available for grant under the Second Amended and Restated 2006 Equity Incentive Plan as of December 31, 2014.
As of December 31, 2014, $48.4 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of December 31, 2014, the ESPP had 1.2 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $21.43 and $19.27 for the nine months ended December 31, 2014 and 2013, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2014:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2014	55	$80.77
Granted	196	$91.38
Exercised	(150)	$88.51
Outstanding at December 31, 2014	101	$89.85
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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.8 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the three months ended December 31, 2014 and 2013, respectively. There were approximately 1.8 million and 1.4 million shares covered by outstanding stock options that were not dilutive for the nine months ended December 31, 2014 and 2013, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic shares outstanding	74,767	73,767	74,534	73,505
Incremental shares from assumed exercises of stock options and options under the ESPP	1,187	1,327	1,187	1,307
Diluted shares outstanding	75,954	75,094	75,721	74,812
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
(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three and nine months ended December 31, 2014 and 2013. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reported expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column. Intercompany sales are recorded on the same basis as sales to third parties and intercompany transactions are eliminated in consolidation. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and accordingly, are reported on the same basis in the following table.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended				Three Months Ended
	December 31, 2014				December 31, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$711,030	$139,226	$(7,698)	$842,558	$674,465	$123,768	$(7,338)	$790,895
Hardgoods	488,315	950	(3)	489,262	451,057	895	(1)	451,951
Net sales (a)	1,199,345	140,176	(7,701)	1,331,820	1,125,522	124,663	(7,339)	1,242,846
Cost of products sold (excluding depreciation) (a)	521,782	74,852	(7,701)	588,933	484,083	60,926	(7,339)	537,670
Selling, distribution and administrative expenses	449,616	46,793	—	496,409	427,440	43,409	1,838	472,687
Depreciation	69,134	6,422	—	75,556	63,968	5,937	—	69,905
Amortization	6,914	1,122	—	8,036	6,620	1,045	—	7,665
Total costs and expenses	1,047,446	129,189	(7,701)	1,168,934	982,111	111,317	(5,501)	1,087,927
Operating income	$151,899	$10,987	$—	$162,886	$143,411	$13,346	$(1,838)	$154,919

	Nine Months Ended				Nine Months Ended
	December 31, 2014				December 31, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,126,338	$423,139	$(22,813)	$2,526,664	$2,028,340	$418,948	$(23,715)	$2,423,573
Hardgoods	1,473,629	2,875	(6)	1,476,498	1,377,842	3,295	(3)	1,381,134
Net sales (a)	3,599,967	426,014	(22,819)	4,003,162	3,406,182	422,243	(23,718)	3,804,707
Cost of products sold (excluding depreciation) (a)	1,574,582	221,110	(22,819)	1,772,873	1,480,870	219,073	(23,718)	1,676,225
Selling, distribution and administrative expenses	1,351,722	139,775	—	1,491,497	1,282,022	132,361	6,234	1,420,617
Depreciation	202,545	18,806	—	221,351	188,497	16,925	—	205,422
Amortization	20,519	3,174	—	23,693	18,875	3,266	—	22,141
Total costs and expenses	3,149,368	382,865	(22,819)	3,509,414	2,970,264	371,625	(17,484)	3,324,405
Operating income	$450,599	$43,149	$—	$493,748	$435,918	$50,618	$(6,234)	$480,302
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Interest	$47,623	$68,297
Income taxes, net of refunds	176,298	126,081

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Fair value of assets acquired	$59,938	$191,589
Net cash paid for acquisitions (a)	(45,165)	(181,131)
Stock issued for acquisition (b)	(4,458)	—
Liabilities assumed	$10,315	$10,458
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single acquisition – see Note 3 for further information.
(15) SUBSEQUENT EVENT
On January 27, 2015, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.55 per share. The dividend is payable March 31, 2015 to stockholders of record as of March 13, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2014 (“current quarter”) of $1.33 billion compared to $1.24 billion for the quarter ended December 31, 2013 (“prior year quarter”), an increase of 7%. Organic sales increased 6% compared to the prior year quarter, with gas and rent up 5% and hardgoods up 6%. Current and prior year acquisitions contributed sales growth of 1% in the current quarter. The Company’s organic sales growth reflected strength in certain sectors, such as energy and chemicals and the production of transportation equipment, as well as strength in its rental welder and generator business. Overall, the Company is seeing modestly strengthening business conditions despite softness in some sectors.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.8%, a decrease of 90 basis points from the prior year quarter, primarily reflecting a sales mix shift toward lower margin hardgoods and within gases to lower margin ammonia and refrigerants.
The Company’s operating income margin in the current quarter was 12.2%, a decrease of 30 basis points from the prior year quarter, primarily reflecting the sales mix shifts noted above.
Net earnings per diluted share increased to $1.23 in the current quarter versus $1.10 in the prior year quarter. Net earnings per diluted share in the prior year quarter included an $0.08 per diluted share charge related to a loss on the early extinguishment of debt.
Fiscal Fourth Quarter Outlook
The rapid and dramatic drop in oil prices has created uncertainty in the market and the Company expects some level of capital spend deferment in the near-term within certain sub-segments of the Company’s customer base. As such, the Company’s guidance range for the fourth quarter reflects a modest reduction in year-over-year organic sales growth rates in the fourth quarter from previous guidance.
The Company expects earnings per diluted share for the fourth fiscal quarter ending March 31, 2015 to be in the range of $1.25 to $1.30, an increase of 7% to 11% over earnings per diluted share of $1.17 in the fourth fiscal quarter ended March 31, 2014. Earnings per diluted share in the quarter ended March 31, 2014 included $0.02 per diluted share in benefits related to changes in state income tax rates. The Company expects its organic sales growth rate for the quarter ending March 31, 2015 to be in the range of 6% to 7%.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 7% to $1.33 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 6% and sales growth from current and prior year acquisitions of 1% in the current quarter. Overall the Company is seeing modestly strengthening business conditions despite softness in some sectors. Gas and rent organic sales were up 5% in the current quarter, with hardgoods organic sales up 6%.
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
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter grew 7% compared to the prior year quarter.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$1,199,345	$1,125,522	$73,823	7%
All Other Operations	140,176	124,663	15,513	12%
Intercompany eliminations	(7,701)	(7,339)	(362)
	$1,331,820	$1,242,846	$88,974	7%
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
Distribution business segment sales increased 7% over the prior year quarter, with an increase in organic sales of 5%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current quarter. Higher pricing contributed 3% and volume increases contributed 2% to organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 4%, with pricing up 4% and volumes flat. Hardgoods organic sales within the Distribution business segment increased 6%, with pricing up 1% and volumes up 5%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year quarter, comprised of the following: bulk gas and rent up 6%, primarily driven by higher pricing and volumes; specialty gas, rent, and related equipment up 3%, primarily driven by increases in core specialty gas price and volume; and medical gas and rent up 2%, as increases in hospitals and surgery centers were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 16% over the prior year quarter, driven by increases in both welder and generator rentals in the non-residential construction and energy customer segments.

Within the Distribution business segment’s hardgoods sales, organic sales volumes for equipment were up year-over-year for the fourth consecutive quarter, with strong growth of 11% in the current quarter. Sales of safety products increased by 5% compared to the prior year quarter, primarily driven by volume gains in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 5% in the current quarter over the prior year quarter, consistent with the 6% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment consists of five business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 12% in total and on an organic basis compared to the prior year quarter. Both the total and organic sales increased, driven by strong sales increases in the Company’s refrigerants and ammonia businesses. Organic sales of CO2 and dry ice increased 2% over the prior year quarter.
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
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year quarter, reflecting the overall growth in sales and margin expansion on price increases, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current quarter decreased 90 basis points to 55.8% compared to 56.7% in the prior year quarter. The decrease in consolidated gross profit margin (excluding depreciation) was primarily driven by the sales mix shift toward lower margin hardgoods, ammonia and refrigerants. Gas and rent represented 63.3% of the Company’s sales mix in the current quarter, down from 63.6% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$677,563	$641,439	$36,124	6%
All Other Operations	65,324	63,737	1,587	2%
	$742,887	$705,176	$37,711	5%
The Distribution business segment’s gross profits (excluding depreciation) increased 6% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.5% versus 57.0% in the prior year quarter, a decrease of 50 basis points. The decrease in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift towards lower-margin hardgoods and a sales mix-shift within hardgoods towards lower-margin equipment. Gas and rent represented 59.3% of the Distribution business segment’s sales in the current quarter, down from 59.9% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 2% compared to the prior year quarter. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 450 basis points to 46.6% in the current quarter from 51.1% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift toward lower margin ammonia and refrigerants, and margin pressure in the Company’s ammonia business.
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

Consolidated SD&A expenses increased $24 million, or 5%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $6 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses decreased 20 basis points to 66.8% compared to 67.0% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$449,616	$427,440	$22,176	5%
All Other Operations	46,793	43,409	3,384	8%
Other	—	1,838	(1,838)
	$496,409	$472,687	$23,722	5%
SD&A expenses in the Distribution business segment increased 5%, while SD&A expenses in the All Other Operations business segment increased 8%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $6 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment decreased 20 basis points to 66.4% compared to 66.6% in the prior year quarter. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 350 basis points to 71.6% compared to 68.1% in the prior year quarter, primarily driven by the sales mix shift toward lower margin ammonia and refrigerants.
SD&A Expenses – Other
Enterprise Information System
While the Company has successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform, the Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of fiscal year 2014. SAP-related integration costs were $1.8 million in the prior year quarter, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $6 million, or 8%, to $76 million in the current quarter as compared to $70 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $1 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $8 million in the current quarter increased slightly from the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $163 million increased 5% in the current quarter, primarily driven by organic sales growth. The consolidated operating income margin decreased 30 basis points to 12.2% from 12.5% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$151,899	$143,411	$8,488	6%
All Other Operations	10,987	13,346	(2,359)	(18)%
Other	—	(1,838)	1,838
	$162,886	$154,919	$7,967	5%
Operating income in the Distribution business segment increased 6% in the current quarter compared to the prior year quarter. The Distribution business segment’s operating income margin remained consistent at 12.7% in the current and prior year quarter.

Operating income in the All Other Operations business segment decreased 18% compared to the prior year quarter, and the operating income margin of 7.8% decreased by 290 basis points compared to the operating income margin of 10.7% in the prior year quarter. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by a sales mix shift toward lower margin ammonia and refrigerants, and slight margin pressure in the Company’s CO2 and ammonia businesses.
Interest Expense, Net
Interest expense, net, was $14 million in the current quarter, representing a decrease of $3 million, or 16%, compared to the prior year quarter. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates and lower average debt balances in the current quarter as compared to the prior year quarter.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the prior year quarter.
Income Tax Expense
The effective income tax rate was 37.4% of pre-tax earnings in the current quarter compared to 37.2% in the prior year quarter.
Net Earnings
Net earnings per diluted share increased 12% to $1.23 in the current quarter compared to $1.10 in the prior year quarter. Net earnings were $93 million compared to $83 million in the prior year quarter. Net earnings per diluted share in the prior year quarter included an $0.08 per diluted share charge related to a loss on the early extinguishment of debt.

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2013
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 5% to $4.00 billion for the nine months ended December 31, 2014 (“current period”) compared to the nine months ended December 31, 2013 (“prior year period”), driven by organic sales growth of 3% and sales growth from current and prior year acquisitions of 2% in the current period. Gas and rent organic sales were up 3% in the current period, with hardgoods organic sales up 5%. Organic sales growth in the current period was driven by price increases of 2% and volume increases of 1%.
During the current period, sales of strategic products in aggregate grew 4% on an organic basis over the prior year period.
Sales to strategic accounts in the current period grew 4% compared to the prior year period, with strength in upstream energy, transportation and hospitals, along with rental welders for construction and maintenance, offset by softness in manufacturing and general construction, as well as the impact of difficult year-over-year comparisons in downstream energy.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Nine Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$3,599,967	$3,406,182	$193,785	6%
All Other Operations	426,014	422,243	3,771	1%
Intercompany eliminations	(22,819)	(23,718)	899
	$4,003,162	$3,804,707	$198,455	5%
Distribution business segment sales increased 6% over the prior year period, with an increase in organic sales of 4%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current period. Higher pricing contributed 3% and volume increases contributed 1% to organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 4% and volumes down 1%. Hardgoods organic sales within the Distribution business segment increased 5%, with pricing up 1% and volumes up 4%.

Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year period, comprised of the following: bulk gas and rent up 6%, on higher pricing, volumes and new account implementations; specialty gas, rent, and related equipment up 4%, primarily driven by increases in core specialty gas price and volume; and medical gas and rent up 2%, as increases in physician and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 13% over the prior year period, driven by increases in both welder and generator rentals in the non-residential construction and energy customer segments.
Within the Distribution business segment’s hardgoods sales, organic sales volumes for equipment were up 8% year-over-year. Sales of safety products increased by 3% compared to the prior year period driven by volume gains in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 4% in the current period over the prior year period, consistent with the 5% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment sales increased 1% in total and on an organic basis compared to the prior year period. Sales increases in the Company’s CO2, dry ice, and ammonia businesses were partially offset by the decline in sales in its refrigerants business.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 5% compared to the prior year period, reflecting the overall growth in sales, margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current period decreased 20 basis points to 55.7% compared to 55.9% in the prior year period. The decrease in consolidated gross profit margin (excluding depreciation) reflects margin expansion on price increases, offset by a sales mix shift toward lower margin hardgoods. Gas and rent represented 63.1% of the Company’s sales mix in the current period, down from 63.7% in the prior year period.

	Nine Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$2,025,385	$1,925,312	$100,073	5%
All Other Operations	204,904	203,170	1,734	1%
	$2,230,289	$2,128,482	$101,807	5%
The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.3% versus 56.5% in the prior year period, a decrease of 20 basis points. The decrease in the Distribution business segment’s gross profit margin (excluding depreciation) reflects margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, offset by a sales mix shift toward lower margin hardgoods. Gas and rent represented 59.1% of the Distribution business segment’s sales in the current period, down from 59.5% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 1% compared to the prior year period. The All Other Operations business segment’s gross profit margin (excluding depreciation) remained consistent at 48.1% in the current and prior year periods. The All Other Operations business segment’s flat gross profit margin (excluding depreciation) was primarily driven by a sales mix shift away from lower margin refrigerants, offset by slight margin pressure in the Company’s CO2 and ammonia businesses.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $71 million, or 5%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $23 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 20 basis points to 66.9% compared to 66.7% in the prior year period.

	Nine Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$1,351,722	$1,282,022	$69,700	5%
All Other Operations	139,775	132,361	7,414	6%
Other	—	6,234	(6,234)
	$1,491,497	$1,420,617	$70,880	5%
SD&A expenses in the Distribution business segment increased 5%, while SD&A expenses in the All Other Operations business segment increased 6%, compared to the prior year period. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $23 million of incremental operating costs associated with acquired businesses, representing approximately 2% of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 10 basis points to 66.7% compared to 66.6% in the prior year period. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 310 basis points to 68.2% compared to 65.1% in the prior year period, primarily driven by margin pressure in the Company’s refrigerants and ammonia businesses.
SD&A Expenses – Other
Enterprise Information System
SAP-related implementation costs were $6.2 million in the prior year period, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $16 million, or 8%, to $221 million in the current period as compared to $205 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $2 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $24 million in the current period increased by $2 million from the prior year period, driven by acquisitions.
Operating Income
Consolidated operating income of $494 million increased 3% in the current period, primarily driven by organic sales growth. The consolidated operating income margin decreased 30 basis points to 12.3% from 12.6% in the prior year period, primarily reflecting a sales mix shift toward hardgoods.

	Nine Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2014	2013
Distribution	$450,599	$435,918	$14,681	3%
All Other Operations	43,149	50,618	(7,469)	(15)%
Other	—	(6,234)	6,234
	$493,748	$480,302	$13,446	3%
Operating income in the Distribution business segment increased 3% in the current period compared to the prior year period. The Distribution business segment’s operating income margin decreased 30 basis points to 12.5% from 12.8% in the prior year period. The decline in the Distribution business segment’s operating income margin primarily reflects the sales mix shift toward lower margin hardgoods.
Operating income in the All Other Operations business segment decreased 15% compared to the prior year period, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 10.1% decreased by 190 basis points compared to the operating income margin of 12.0% in the prior year period. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants, CO2 and ammonia businesses.

Interest Expense, Net
Interest expense, net, was $48 million in the current period, representing a decrease of $9 million, or 16%, compared to the prior year period. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates, and to a lesser extent lower average debt balances, in the current period as compared to the prior year period.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 2018 Senior Subordinated Notes. A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the prior year period.
Income Tax Expense
The effective income tax rate was 37.3% of pre-tax earnings in the current period compared to 37.1% in the prior year period. During the prior year period, the Company recognized a $1.5 million ($0.02 per diluted share) tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards and resulting in a 40 basis-point decrease to the effective income tax rate.
Net Earnings
Net earnings per diluted share increased 5% to $3.70 in the current period compared to $3.51 in the prior year period. Net earnings were $280 million compared to $262 million in the prior year period. Net earnings per diluted share in the prior year period included a $0.02 per diluted share benefit related to a change in a state income tax law and an $0.08 per diluted share charge related to a loss on the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $515 million in the current period compared to $554 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Net earnings	$280,363	$262,427
Non-cash and non-operating activities (1)	283,340	269,048
Changes in working capital	(41,700)	23,808
Other operating activities	(7,319)	(1,421)
Net cash provided by operating activities	$514,684	$553,862
____________________
(1)     Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, stock-based compensation expense, and losses on the extinguishment of debt.
The cash outflow related to working capital in the current period was primarily driven by increased investment in working capital to support sales growth and the timing of income tax payments in addition to the comparison to a particularly strong prior year period that had benefited from the improvements in accounts receivable management following the Company’s SAP conversions and lower required investment in working capital, reflecting a low organic sales growth environment. Net earnings plus non-cash and non-operating activities provided cash of $564 million in the current period and $531 million in the prior year period.
As of December 31, 2014, $26 million of the Company’s $74 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Capital expenditures	$(338,905)	$(257,476)
Proceeds from sales of plant and equipment	16,992	11,427
Business acquisitions and holdback settlements	(45,165)	(179,581)
Other investing activities	316	(957)
Net cash used in investing activities	$(366,762)	$(426,587)
Capital expenditures as a percentage of sales were 8.5% and 6.8% for the current and prior year periods, respectively. The increase in capital expenditures in the current period compared to the prior year period reflects the Company’s higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth; the construction of new air separation units in Kentucky and Illinois and a new hardgoods distribution center in Wisconsin; and the development of the Company’s e-Business platform. During the current period, the Company used cash of $45 million for the purchase of thirteen businesses and the settlement of holdback liabilities associated with prior year acquisitions. The businesses acquired during the current period had historical annual sales of approximately $48 million.

Free cash flow* in the current period was $218 million compared to $333 million in the prior year period. The decrease in free cash flow from the prior year period was primarily driven by a decrease in cash from operations, which was $515 million in the current period compared to $554 million in the prior year period, as well as higher capital expenditures in the current period.
* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See Non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Net cash repayments on debt obligations	$(65,438)	$(60,248)
Purchase of treasury stock	—	(8,127)
Dividends paid to stockholders	(123,080)	(105,936)
Other financing activities	44,623	22,875
Net cash used in financing activities	$(143,895)	$(151,436)
During the current period, net financing activities used cash of $144 million. Net cash repayments on debt obligations in the current period were $65 million, primarily related to the repayment of $400 million of 4.50% senior notes that matured on September 15, 2014, partially offset by the June 2014 issuance of $300 million of 3.65% senior notes maturing on July 15, 2024 and borrowing of $28 million under the commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, partially offset by the change in cash overdrafts, generated cash of $45 million during the current period.
In the prior year period, net financing activities used cash of $151 million. Net cash repayments on debt obligations in the prior year period were $60 million, primarily related to the repayment of the Company’s 2018 Senior Subordinated Notes and the maturity of its 2013 Notes in October 2013. The note repayments were financed under the Company’s commercial paper program and from cash from operations. On October 23, 2012, the Company announced a $600 million share repurchase program. During the six months ended March 31, 2013, the Company completed the program, repurchasing 6.29 million shares on the open market at an average price of $95.37. The final repurchase under the program, however, settled subsequent to the fiscal 2013 year end, resulting in a cash outflow of $8 million related to the repurchase program in the prior year period. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, partially offset by the change in cash overdrafts, generated cash of $23 million during the prior year period.
Dividends
During the current period, the Company paid its stockholders dividends of $123 million or $0.55 per share. During the prior year period, the Company paid dividends of $106 million or $0.48 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments and Sources of Liquidity
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in November 2014 and now expires on December 29, 2015. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2014, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that was extended in July 2014 and now expires on July 31, 2015. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2014, there were no advances outstanding under the agreement.

Commercial Paper
The Company participates in a $1 billion commercial paper program supported by its $1 billion revolving credit facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. During the current period, proceeds from the issuance of an aggregate $300 million of senior notes in June 2014 were principally used to pay down commercial paper. Subsequently, the Company principally used commercial paper to redeem its $400 million 4.50% senior notes (the “2014 Notes”) which matured in September 2014. At December 31, 2014, $416 million of borrowings was outstanding under the commercial paper program and the average interest rate was 0.48%. There were $388 million of borrowings outstanding under the commercial paper program at March 31, 2014.
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
On December 5, 2014, the Company entered into the Fifth Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 5, 2016 to December 5, 2017. At December 31, 2014, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Senior Credit Facility
On November 18, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Facility”) to amend and restate the previous amended and restated credit agreement, dated as of July 19, 2011. The Credit Facility consists of a $875 million U.S. dollar revolving credit line, with a $100 million letter of credit sublimit and a $75 million swingline sublimit and a $125 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is November 18, 2019. Under circumstances described in the Second Amended and Restated Credit Agreement, the revolving credit line may be increased by an additional $500 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of December 31, 2014, the Company had $57 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2014. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of December 31, 2014, the average interest rate on the multi-currency revolver was 1.71%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 15 basis points per annum.
At December 31, 2014, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At December 31, 2014, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of December 31, 2014, $476 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.

The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $9.7 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At December 31, 2014, these revolving credit borrowings were €5.9 million (U.S. $7.1 million) and are classified as long-term debt on the Company’s consolidated balance sheet. The variable interest rates on the French revolving credit borrowings are based on the Euro currency rate plus 125 basis points. As of December 31, 2014, the interest rate on the French revolving credit borrowings was 1.36%. On December 12, 2014, the Company amended this committed revolving line of credit to reduce the commitment fees and extend the maturity to November 18, 2019.
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
In October 2014, the $250 million outstanding of 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”) were reclassified to the “Current portion of long-term debt” line item on the Company’s Consolidated Balance Sheet based on the maturity date.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2014, the Company’s leverage ratio was 2.5x and $476 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At December 31, 2014, the Company was in compliance with all covenants under all of its debt agreements.
Interest Rate Derivatives
The Company has occasionally managed its exposure to changes in market interest rates through the use of interest rate derivative instruments. At December 31, 2014, the Company had no derivative instruments outstanding.
Interest Expense
Based on the Company’s fixed to variable interest rate ratio as of December 31, 2014, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $1.9 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Nine Months Ended
	December 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$514,684	$553,862
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	13,304	12,974
Excess tax benefit realized from the exercise of stock options	10,487	9,426
Adjusted cash from operations	538,475	576,262
Capital expenditures	(338,905)	(257,476)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	16,992	11,427
Operating lease buyouts	1,349	2,997
Adjusted capital expenditures	(320,564)	(243,052)
Free cash flow	$217,911	$333,210

Net cash used in investing activities	$(366,762)	$(426,587)
Net cash used in financing activities	$(143,895)	$(151,436)
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

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The Company’s critical accounting estimates, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, were updated with respect to goodwill in Part I, Item 2, “Other,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014. On October 31, 2014, the Company performed its annual goodwill impairment test for each of its reporting units. See Note 5 to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the annual goodwill impairment test. There have been no other significant changes in the Company’s critical accounting estimates during the nine months ended December 31, 2014.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2014 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the following items, there have been no significant changes to the Company’s contractual obligations as disclosed at March 31, 2014 during the nine months ended December 31, 2014.
Long-term debt and estimated interest payments on long-term debt
In June 2014, the Company issued its 2024 Notes. During the three months ended December 31, 2014, the Company entered into amendments to the Company’s Credit Facility, French revolving credit agreement and Securitization Agreement. Refer to the “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for additional information, and to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information on changes to the Company’s estimated interest payments on long-term debt as a result of the 2024 Notes and amended debt facilities.
Liquid bulk gas supply agreements
The Company has take-or-pay supply agreements with Linde AG (“Linde”) to purchase oxygen, nitrogen, argon and helium. The majority of the agreements were amended in December 2014 and now expire at various dates through 2025. Minimum annual bulk gas purchases under all Linde agreements are approximately $93 million.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.

Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the Company’s expectations regarding its organic sales growth for the quarter ending March 31, 2015 and earnings per diluted share for the quarter ending March 31, 2015 and the fiscal year ending March 31, 2015; the contribution of its refrigerants business to earnings over the long term; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate derivatives; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, annual interest expense will increase by approximately $1.9 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions and uncertainty in the energy sector; the impact of the strong dollar on the Company’s manufacturer customers that export; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures; shortages and/or disruptions in the supply chain of certain gases; EPA rulings and the impact in the marketplace of U.S. compliance with the Montreal Protocol as related to the production and import of Refrigerant-22 (also known as HCFC-22 or R-22); the Company’s ability to successfully build, complete in a timely manner and operate its new facilities; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its new SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the overall U.S. industrial economy; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. The Company may use interest rate derivatives to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, when the Company has derivative instruments outstanding, it monitors its positions as well as the credit ratings of its counterparties, which in combination with its credit guidelines helps to minimize the risk of non-performance by the counterparties. The Company had no interest rate derivative instruments outstanding at December 31, 2014.
The Company’s market risks associated with its debt obligations are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Other than the issuance of the 2024 Notes and the amendments to the Company’s Credit Facility, French revolving credit agreement and Securitization Agreement, there have been no significant changes to the Company’s market risks associated with debt obligations during the nine months ended December 31, 2014. Estimated interest expense on the 2024 Notes is approximately $11 million on an annualized basis through the maturity date of July 15, 2024, at which time the principal is scheduled to be repaid in full. See Note 8 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information on the estimated fair value of the 2024 Notes at December 31, 2014. The amendments to the Credit Facility and French revolving credit agreement, which extended the maturity dates of the agreements to November 18, 2019, and the amendment to the Securitization Agreement, which extended the maturity date of the agreement to December 5, 2017, do not significantly impact the Company’s market risks associated with debt obligations.
Foreign Currency Exchange Rate Risk
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
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, as updated in Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1
Second Amended and Restated Credit Agreement, dated as of November 18, 2014, among Airgas, Inc., the subsidiary borrowers referred to therein, Bank of America, N.A. as administrative agent and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s November 20, 2014 Current Report on Form 8-K.)

10.1
Fifth Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2014, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 5, 2014 Current Report on Form 8-K.)

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

Dated:	February 6, 2015		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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