Form 10-K
period 2015-03-31
AIRGAS INC
filed 2015-05-27
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the 67,204,134 shares of voting stock held by non-affiliates of the registrant was approximately $7.4 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2014. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
The number of shares of common stock outstanding as of May 22, 2015 was 75,513,636.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (when it is filed) will be incorporated by reference into Part III of this Report.

AIRGAS, INC.

FORM 10-K
March 31, 2015

PART I

ITEM 1.	BUSINESS.
GENERAL
Airgas, Inc., together with its subsidiaries (“Airgas,” the “Company,” “we,” “our” or “us”), became a publicly-traded company on the New York Stock Exchange in 1986. Through a combination of organic growth initiatives and acquisitions in both its core and adjacent lines of business, the Company has become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. Airgas’ production network and supply agreements, full range of gas supply modes (from cylinders to truckload quantities to on-site pipeline supply) and national footprint make it one of the few fully-integrated industrial gas companies in the U.S. The Company also offers supply chain management services and solutions, and product and process technical support across many diverse customer segments.
The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-Business and independent distributors. Products reach customers through an integrated network of approximately 17,000 associates and more than 1,100 locations, including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers. The Company’s product and service offering, full range of supply modes, national scale and strong local presence offer a competitive edge to its diversified base of more than one million customers.
The Company’s consolidated net sales were $5.30 billion, $5.07 billion and $4.96 billion in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The Company’s operations are predominantly in the United States. While the Company does conduct operations outside of the United States in Canada, Mexico, Russia, Dubai and several European countries, revenues from foreign countries represent less than 2% of the Company’s net sales. Information on revenues derived from foreign countries as well as long-lived assets attributable to the Company’s foreign operations can be found in Note 21 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data.”
Since its inception, the Company has made more than 450 acquisitions. During fiscal 2015, the Company acquired 14 businesses with aggregate historical annual sales of approximately $55 million. The Company acquired these businesses in order to expand its geographic coverage to facilitate the sale of industrial, medical and specialty gases, and related supplies. See Note 3 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” for a description of current and prior year acquisition activity.
The Company has two business segments, Distribution and All Other Operations. The businesses within the Distribution business segment offer a portfolio of related gas and hardgoods products and services to the end customers. The All Other Operations business segment consists of five business units which primarily manufacture and/or distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 21 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows.
DISTRIBUTION BUSINESS SEGMENT
The Distribution business segment accounted for approximately 90% of consolidated net sales in each of the fiscal years 2015, 2014 and 2013.
Principal Products and Services
The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the various regional and other business units within the Distribution business segment as part of the complementary suite of similar products and services for the Company’s customers. Gas sales primarily include: atmospheric gases including nitrogen, oxygen and argon; helium; hydrogen; welding and fuel gases such as acetylene, propylene and propane; carbon dioxide; nitrous oxide; ultra high purity grades of various gases; special application blends; and process chemicals. Within the Distribution business segment, the Company also recognizes rent revenue derived from the rental of its gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding-related and other equipment. Gas and rent represented 59%, 60% and 59% of the Distribution business segment’s sales in fiscal years 2015, 2014 and 2013, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 41%, 40% and 41% of the Distribution business segment’s sales in fiscal years 2015, 2014 and 2013, respectively.
Principal Markets and Methods of Distribution
The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged supply. The on-site mode includes the supply of gaseous product to a customer facility via pipeline from a gas supplier’s plant located on or off the customer’s premises. The bulk mode consists of the supply of gases to customers in liquid form in full and partial truckload quantities or in gaseous form in tube trailers. The packaged gas mode includes: the supply of gases to customers in gaseous form in cylinders; in liquid form in less-than-truckload quantities of bulk, also known as microbulk; or in liquid form in portable cryogenic vessels known as dewars. Generally, packaged gas distributors, including the Company and its competitors in the packaged gas market, also supply welding-related hardgoods required by customers to complement their use of gases.
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
Customer Base
The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers. The Company’s largest customer accounts for less than 1% of total net sales. The Company estimates the following industry segments account for the approximate indicated percentages of its net sales:

•	Manufacturing & Metal Fabrication (29%)

•	Non-Residential (Energy & Infrastructure) Construction (14%)

•	Life Sciences & Healthcare (14%)

•	Food, Beverage & Retail (13%)

•	Energy & Chemical Production & Distribution (12%)

•	Basic Materials & Services (12%)

•	Government & Other (6%).
Supply
The Company’s atmospheric gas production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest U.S. producer of atmospheric gases. In addition, the Company purchases atmospheric and other gases pursuant to contracts with national and regional producers of industrial gases. The Company is a party to take-or-pay supply agreements under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $66 million in bulk gases within the next fiscal year under the Air Products supply agreements. The agreements expire at various dates through 2020. The Company also has take-or-pay supply agreements with The Linde Group AG (“Linde”) to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2025 and represent approximately $99 million in minimum bulk gas purchases for the next fiscal year. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon, helium and ammonia from other major producers. Minimum purchases under these contracts for the next fiscal year are approximately $36 million and they expire at various dates through 2024. The level of annual purchase commitments under the Company’s supply agreements beyond the next fiscal year vary based on the expiration of agreements at different dates in the future, among other factors.
The Company’s annual purchase commitments under all of its supply agreements reflect estimates based on fiscal 2015 purchases. The Company’s supply agreements contain periodic pricing adjustments, most of which are based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. If a supply agreement with a major supplier of gases or other raw materials was terminated, the Company would attempt to locate alternative sources of supply to meet customer requirements, including utilizing excess internal production capacity for atmospheric gases. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
ALL OTHER OPERATIONS BUSINESS SEGMENT
The All Other Operations business segment consists of five business units, which in aggregate accounted for approximately 10% of sales in each of the fiscal years 2015, 2014 and 2013. The primary products produced and/or supplied are carbon dioxide, dry ice (carbon dioxide in solid form), nitrous oxide, ammonia and refrigerant gases. The following sections describe the primary products offered by the Company through the business units within the All Other Operations business segment in further detail.
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
AIRGAS GROWTH STRATEGIES
The Company’s primary objective is to maximize shareholder value by: driving market-leading sales growth through product and service offerings that leverage the Company’s infrastructure, technical expertise, and diverse customer base; executing on strategic organic growth initiatives; pursuing acquisitions in the Company’s core distribution business and in adjacent lines of business to increase customer density; providing outstanding customer service; and improving operational efficiencies. To meet this objective, the Company is focused on the following:

•
alignment of the sales and marketing organization with key customer segments, particularly within the strategic accounts program, to provide leadership and support throughout all sales channels in tailoring the Company’s broad product and service offerings to the unique needs of each customer segment;

•
leveraging all sales channels, including branch-based sales representatives, product and industry specialists, retail stores, the strategic accounts program, telesales, catalogs, e-Business and independent distributors;

•
fully deploying the new District Manager structure to drive local sales and branch operations accountability, enhance depth of customer relationships, continuously improve transaction accuracy, and increase speed to deliver exceptional customer service through the Districts;

•	enhancing the effectiveness of the field-based sales organization through improved sales management disciplines at the District and branch levels;

•	driving customer adoption of the Company’s new Airgas.com e-Business platform;

•
strategic products, which have strong growth profiles due to favorable customer segments, application development, increasing environmental regulation, strong cross-selling opportunities, or a combination thereof (e.g., bulk gases, specialty gases, medical products, carbon dioxide/dry ice and safety products);

•
leveraging the Company’s recently implemented enterprise information system (“SAP”) by capturing strategic pricing benefits, expanding the Airgas Total Access™ telesales platform, maximizing cylinder production and utilization, developing key metrics, analytics and tools for continuous improvement, optimizing sales channels and maximizing hardgoods and packaged gas distribution efficiencies;

•
effective utilization of the Company’s divisional operating structure and Business Support Centers (“BSCs”) to leverage the full benefits of the SAP platform, maximize back-office efficiencies and streamline customer relationship management;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	add density through acquisitions and growing share to complement and expand its business and to leverage its significant national platform.
ENVIRONMENTAL MATTERS
The Company is subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the design and operation of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2015 were not material.
INSURANCE
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2015, 2014 and 2013, these programs had deductible limits of $1 million per occurrence and costs related to the programs were approximately 0.5% of sales during each of these years. For fiscal year 2016, the deductible limits are expected to remain at $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
EMPLOYEES
As of March 31, 2015, the Company employed approximately 17,000 associates. Less than 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
The Company holds the following trademarks and service marks: “Airgas,” “National Carbonation,” “Airgas National Carbonation,” “Airgas N2IceCream,” “Airgas Total Access,” “Airgas Retail Solutions,” “AcuGrav,” “AIR BOSS,” “Aspen,” “Aspen Refrigerants,” “Any Refrigerant, Any Place, Any Time,” “For All Your Refrigerant Needs,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “OUTLOOK,” “Ny-Trous+,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Gaspro,” “GAIN,” “MasterCut,” “Walk- O2 -Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” “FreezeRight,” “Reklaim,” “Refrigatron,” “RelEye,” “Safe-T-Cyl,” “StatusChecker,” “Smart-Logic,” “When You’re Ready To Weld,” “WelderHelper,” “Your Total Ammonia Solution,” “You’ll find it with us,” “Worry-Free Carbonation,” “Refreshingly Easy,” “QuartzSight,” “Saffire,” and “Panzer.” Additionally, the Company has registered U.S. Pat. No. 5,622,644.
The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	65	Executive Chairman of the Board
Michael L. Molinini	64	President, Chief Executive Officer and Director
Robert M. McLaughlin	58	Senior Vice President and Chief Financial Officer
Andrew R. Cichocki	52	Senior Vice President - Airgas, Inc. and President - Airgas USA, LLC
Robert A. Dougherty	57	Senior Vice President and Chief Information Officer
Leslie J. Graff	54	Senior Vice President - Corporate Development
Ronald J. Stark	51	Senior Vice President - Sales and Marketing
Pamela J. Claypool	61	Senior Vice President - Human Resources
Robert H. Young, Jr.	64	Senior Vice President and General Counsel
R. Jay Worley	46	Senior Vice President - Distribution Operations
Douglas L. Jones	59	Division President - West
Terry L. Lodge	58	Division President - Central
B. Shaun Powers	63	Division President - North
Charles E. Broadus, Jr.	48	Division President - South
Thomas S. Thoman	52	Division President - Gases Production
Thomas M. Smyth (1)	61	Vice President and Controller

____________________
(1)     Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.
Mr. McCausland has been Executive Chairman of the Board since August 2012. He previously served as Chairman of the Board from 1987 to September 2010 and from August 2011 to August 2012. Mr. McCausland also served as the Chief Executive Officer of Airgas from May 1987 to August 2012 and President of Airgas from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999 and from January 2005 to August 2012. Mr. McCausland serves as a director of the Independence Seaport Museum. Mr. McCausland also serves on the Board of Visitors of the Boston University School of Law and the College of Arts and Sciences of the University of South Carolina.
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
Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as Vice President and Controller from the time he joined Airgas in June 2001 to September 2006. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999. Mr. McLaughlin also serves on the Board of Directors of Axalta Coating Systems Ltd.
Mr. Cichocki was named Senior Vice President - Airgas, Inc. effective August 2014 and President - Airgas USA, LLC effective April 2014. Airgas USA, LLC accounts for the majority of the Company’s consolidated net sales. Mr. Cichocki previously served as Senior Vice President - Distribution Operations and Business Process Improvement from August 2011 through March 2014. From July 2008 to July 2011, he was Division President - Process Gases and Chemicals. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas’ joint venture, National Welders, from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and for ten years as Vice President of Corporate Development.
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
Ms. Claypool was named Senior Vice President - Human Resources in December 2013. Ms. Claypool previously served as Vice President - Talent Management for Airgas and as Vice President - Human Resources for Airgas’ North Division. She joined Airgas in 2007 with the acquisition of Linde’s U.S. packaged gas business, serving as Vice President of Finance and then Chief Financial Officer for Airgas Great Lakes, Inc. Prior to joining Airgas, Ms. Claypool spent three years in Linde’s U.S. group where she was responsible for business and financial analysis and sales compensation, and fourteen years with Commercial Intertech in multiple finance and management roles. In August 2015, Ms. Claypool will assume the role of Division President - North, following the retirement of the current Division President - North, Mr. Powers.
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
Mr. Worley has served as Senior Vice President - Distribution Operations since February 2015. Prior to that, Mr. Worley served as Vice President - Strategic Pricing since the inception of Airgas’ strategic pricing program in January 2012, and as President of Airgas National Carbonation since October 2013. Previously, Mr. Worley held the position of Vice President - Communications and Investor Relations for Airgas from July 2008 to December 2011, as Director - Investor Relations from 2006 until July 2008 and as Chief Financial Officer of Airgas Southwest from 2001 until 2006.  Mr. Worley began his career at Airgas in 1993 as Assistant Controller with what is now Airgas Intermountain and held a variety of roles in that organization, including in sales and human resources.
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
Mr. Powers has been Division President - North since July 2011. Prior to that time, Mr. Powers was Division President - East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at Linde from October 1995 to March 2001. Mr. Powers has more than 30 years of experience in the industrial gas industry. After a long and successful career, Mr. Powers has announced his retirement effective August 2015. Following Mr. Powers retirement, Ms. Claypool will assume the role of Division President - North.
Mr. Broadus was named Division President - South in July 2013. In February 2015, while continuing to lead the South Division, Mr. Broadus assumed expanded responsibility for Red-D-Arc Welderentals and Airgas On-site Safety Services (AOSS). Mr. Broadus joined Airgas in 2003 as Vice President of Sales and Marketing for the West region. He was named President - Airgas Specialty Products in 2006 and took over as President - Airgas Refrigerants in 2008. In 2011, Mr. Broadus was named President - Airgas South region, serving in this role through June 2013. Prior to joining Airgas, Mr. Broadus was Marketing Director for Reliant Energy in Houston for three years and spent seven years in various operations and sales roles with BOC Gases.
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
Certifications
The Company has filed certifications of its Executive Chairman of the Board, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for each of the years ended March 31, 2015, 2014 and 2013.

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
Demand for our products depends in part on the general economic conditions affecting the United States and, to a lesser extent, the rest of the world. Although our diverse product offering and customer base help provide some stability to our business in difficult times, a broad decline in general economic conditions or changes in other external factors including the price of commodities, such as crude oil, could result in customers postponing capital projects and could negatively impact the demand for our products and services as well as our customers’ ability to fulfill their obligations to us. The impact of a strong U.S. dollar on domestic customers that export could reduce their production activity and reduce demand for our products. Additionally, the strong U.S. dollar could give rise to higher imports, reducing domestic production. In addition, falling demand could lead to lower sales volumes, lower pricing and/or lower profit margins. It could also impact our ability to fulfill our volume purchase obligations under take-or-pay supply agreements, resulting in lower profit margins. A protracted period of lower product demand and profitability could result in diminished values for both tangible and intangible assets, increasing the possibility of future impairment charges. Further, suppliers could be impacted by an economic downturn, which could impact their ability to fulfill their obligations to us. If economic conditions deteriorate, our operating profit, financial condition and cash flows could be adversely affected.
Our financial results may be adversely affected by gas supply disruptions and supply/demand imbalances.
We are one of the nation’s leading suppliers of industrial, medical and specialty gases and have supply contracts with the major gas producers. Additionally, we operate 16 air separation units, 11 acetylene plants and eight liquid carbon dioxide production facilities, which provide us with substantial production capacity. Our supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut-downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of raw materials and certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant costs to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. When we experience supply shortages, we work to meet customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.
Supply and demand imbalances in the marketplace may adversely impact our results of operations. Volumes and pricing for our refrigerants business were pressured following the United States Environmental Protection Agency (“EPA”) ruling in March 2013 that allowed for an increase in the production and import of Refrigerant-22 (“R-22”) in calendar years 2013 and 2014, resulting in a greater-than-expected availability of virgin R-22 in the marketplace. In October 2014, the EPA posted its final calendar year 2015 to 2019 allocation rule pertaining to allowances for virgin production and consumption of hydrochlorofluorocarbons (“HCFCs”), including R-22. The final rule provided clarity on the pace and magnitude of the reduction in allowable production of R-22 for the calendar year 2015 to 2019 time period, beginning with an approximately 60% reduction for calendar year 2015 and ending with a final ban on all production effective January 1, 2020. There is uncertainty as to how the final ruling will impact the market dynamics in the near-term, as the market sheds the excess inventory that has accumulated throughout the supply chain since the previous EPA ruling in March 2013. A protracted period of lower product demand and profitability as a result of near-term uncertainty in the market based on the excess inventory build-up, as well as the pace and extent of marketplace migration toward the use of reclaimed product, could have an adverse impact on the financial results of our refrigerants business and result in diminished values for both tangible and intangible assets related to this business, increasing the possibility of future impairment charges.
Interruptions in the proper functioning of our information systems could disrupt business and operational activities.
We rely on information systems for business and operational activities, including the processing and storage of proprietary and sensitive information. These systems are susceptible to disruptions as a result of events such as fires, natural disasters, hardware and software failures, network outages, power disruptions, and other problems. Although we maintain data center and network resiliency and recovery capabilities for our critical systems, interruptions in the proper functioning of these systems could adversely impact our ability to process orders, shipments, inventory receipts, vendor payments, and accounts receivable collections - any of which could negatively impact our operations or financial results.

Breaches of our information systems and e-Business platform could adversely impact our reputation, disrupt operations, and result in increased costs and loss of revenue.
Information security risks and threats have increased in recent years as a result of the interconnectedness of the systems, networks, and e-Business platform used to conduct business with our customers, suppliers and other third parties. Our business is also subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Despite maintaining and continuously improving our technologies and processes to mitigate these risks and comply with laws and regulations, sophisticated cyberattacks and security breaches could compromise our systems and data. Such events could expose us to reputational damage, business disruptions, regulatory and legal actions, and claims from customers, suppliers, financial institutions, and employees - any of which could have a material adverse impact to our financial condition and results of operations.
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
Our operating results are reliant on the continued operation of our production and distribution facilities and delivery fleet, as well as our ability to meet customer requirements. Inherent in our operations are risks that require continuous oversight and control, such as risks related to mechanical failure, fire, explosion, toxic releases and vehicle accidents. We have policies, procedures and safety protocols in place requiring continuous training, oversight and control in order to address these risks to our operations. However, significant operating failures at our production, distribution or storage facilities, or vehicle transportation accidents, could result in loss of life, loss of production or distribution capabilities, and/or damage to the environment, thereby adversely impacting our operations and financial results. These factors could subject us to lost sales, litigation contingencies and reputational risk.
U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.
As of March 31, 2015, we had total consolidated debt of approximately $2.3 billion, which had an average length to maturity of approximately four years and includes $250 million of long-term debt obligations maturing during the year ending March 31, 2016. During periods of volatility and disruption in the U.S. credit markets, obtaining additional or replacement financing may be more difficult and costly. Higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through the use of diversified debt obligations and occasionally, derivative instruments, approximately 30% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions. Based on our outstanding borrowings at March 31, 2015, for every 25 basis point increase in our average variable borrowing rates, we estimate that our annual interest expense would increase by approximately $1.7 million.
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
The U.S. industrial gas industry operates in a highly competitive environment. Competition is generally based on price, reliable product delivery, product availability, technical support, quality and service. If we are unable to compete effectively with our competitors, we may suffer lower revenue and/or a loss of customers, which could result in lower profits and adversely affect our financial condition and cash flows.
Volatility in product and energy costs could reduce our profitability.
The cost of industrial gases represents a significant percentage of our operating costs. The production of industrial gases requires significant amounts of electric energy. Therefore, industrial gas prices have historically increased as the cost of electric power increases. Price increases for oil and natural gas have historically resulted in electric power surcharges. Severe weather conditions, such as those experienced across much of the U.S. during the two most recent winter seasons, can adversely impact both our sales and expenses, and cause an imbalance in the timing and extent to which we can recoup those costs from our customers. In addition, a significant portion of our distribution expenses consists of fuel costs. Energy prices can be volatile and may rise in the future, resulting in an increase in the cost of industrial gases and/or the cost to distribute them. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.
We may not be successful in integrating acquisitions and achieving intended benefits and synergies.
We have successfully integrated more than 450 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:

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
From time-to-time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, vehicle accidents, regulatory issues, contract disputes or employment matters. The occurrence of any of these matters could also create possible damage to our reputation and our operations. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, including to our liquidity, results of operations or financial condition.
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
We are subject to extensive government regulation relating to health, safety and environmental matters, as well as anti-corruption laws that generate ongoing compliance costs and could subject us to liability.
We are subject to laws and regulations relating to health, safety and the protection of the environment and natural resources, as well as regulations related to social policy. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. More recently, we have examined our supply chain with respect to certain products we manufacture or contract to manufacture as a result of new regulations around the use of conflict minerals. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures, restrictions on our operations caused by the temporary or permanent loss of our licenses and other legal consequences, as well as reputational and other risks. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Environmental Matters” for additional details.
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
The Company’s network of 16 air separation units that it owns and operates supports the Company’s full range of gas supply modes for its customers, making Airgas the fifth-largest producer of atmospheric gases in the U.S. During fiscal 2015, capacity utilization at the Company’s air separation units was approximately 80%, with additional capacity available upon demand. The Company is currently in the planning or construction phases for an additional four air separation units as well as a liquid hydrogen plant, all of which are expected to be on-stream at various points through calendar year 2017.
The Company’s All Other Operations business segment consists of businesses located throughout the U.S., which operate multiple use facilities consisting of approximately 75 branch/distribution locations, eight liquid carbon dioxide and 14 dry ice production facilities, and three nitrous oxide production facilities. The Company owns approximately 35% of these facilities. The remaining facilities are leased from unrelated third parties.
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
Market Information, Dividends and Holders

The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2013 to March 31, 2015:

	High	Low	Dividends Per Share
Fiscal 2015
First Quarter	$109.95	$102.35	$0.55
Second Quarter	113.19	106.78	0.55
Third Quarter	117.98	103.55	0.55
Fourth Quarter	118.90	103.89	0.55

Fiscal 2014
First Quarter	$103.98	$93.91	$0.48
Second Quarter	106.98	96.30	0.48
Third Quarter	112.24	105.79	0.48
Fourth Quarter	112.49	100.17	0.48
The closing sale price of the Company’s common stock on May 22, 2015, as reported by the New York Stock Exchange, was $104.27 per share. As of May 22, 2015, there were 296 stockholders of record, a number that by definition does not count those who hold the Company’s stock in street name including the many employee owners under the Airgas Employee Stock Purchase Plan.
On April 7, 2015, the Company announced a regular quarterly cash dividend of $0.60 per share, which is payable on June 30, 2015 to stockholders of record as of June 15, 2015. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stockholder Return Performance Presentation
Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Chemicals Index for the five-year period that began April 1, 2010 and ended March 31, 2015.
The Company believes the use of the S&P 500 Index and the S&P 500 Chemicals Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size to Airgas.

	March 31,	2010	2011	2012	2013	2014	2015
●	Airgas, Inc.	100.00	106.04	144.45	163.91	179.32	182.24
■	S&P 500 Index	100.00	115.65	125.52	143.05	174.31	196.51
Å	S&P 500 Chemicals	100.00	127.84	135.55	154.71	201.16	215.49
The graph above assumes that $100 was invested on April 1, 2010 in Airgas, Inc. common stock, the S&P 500 Index and the S&P 500 Chemicals Index and that all dividends have been reinvested.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2015, the Company acquired the following shares of its common stock:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
1/1/15 - 1/31/15	—	—	—	—
2/1/15 - 2/28/15	8,943	$117.08	—	—
3/1/15 - 3/31/15	—	—	—	—
Total	8,943	$117.08	—
____________________

(1)
Consists of shares that were delivered or attested to upon the exercise of stock options by participants of the Company’s equity incentive plan in satisfaction of the payment of the exercise of stock options under the plan. During the three months ended March 31, 2015, the Company acquired 8,943 shares of its common stock with an average fair market value per share of $117.08 for the exercise of 24,000 stock options.

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for the Company is presented in the following table and should be read in conjunction with MD&A included in Item 7 and the Company’s consolidated financial statements and accompanying notes included in Item 8.

	Years Ended March 31,
(In thousands, except per share amounts):	2015	2014 (1)	2013 (2)	2012 (3)	2011 (4)
Operating Results:
Net sales	$5,304,885	$5,072,537	$4,957,497	$4,746,283	$4,251,467
Depreciation and amortization	$329,058	$305,306	$288,900	$270,285	$250,518
Operating income	$641,278	$630,534	$596,417	$556,221	$469,191
Interest expense, net	62,232	73,698	67,494	66,337	60,054
Losses on the extinguishment of debt	—	9,150	—	—	4,162
Other income (expense), net	5,075	4,219	14,494	2,282	1,958
Income taxes	216,035	201,121	202,543	178,792	156,669
Net earnings	$368,086	$350,784	$340,874	$313,374	$250,264
Net Earnings Per Common Share:
Basic earnings per share	$4.93	$4.76	$4.45	$4.09	$3.00
Diluted earnings per share	$4.85	$4.68	$4.35	$4.00	$2.94
Dividends per common share declared and paid (5)	$2.20	$1.92	$1.60	$1.25	$1.01
Balance Sheet and Other Data at March 31:
Working capital	$286,637	$68,312	$602,116	$344,157	$566,015
Total assets	5,973,610	5,793,314	5,618,225	5,320,585	4,945,754
Short-term debt	325,871	387,866	—	388,452	—
Current portion of long-term debt	250,110	400,322	303,573	10,385	9,868
Long-term debt, excluding current portion	1,748,662	1,706,774	2,304,245	1,761,902	1,842,994
Non-current deferred income tax liability, net	854,574	825,897	825,612	793,957	726,797
Other non-current liabilities	89,741	89,219	89,671	84,419	70,548
Stockholders’ equity	2,151,586	1,840,649	1,536,983	1,750,258	1,740,912
Capital expenditures for years ended March 31,	468,789	354,587	325,465	356,514	256,030
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

(5)	The Company’s quarterly cash dividends paid to stockholders for the years presented above are disclosed in the following table:

	Years Ended March 31,
	2015	2014	2013	2012	2011
First Quarter	$0.55	$0.48	$0.40	$0.29	$0.22
Second Quarter	0.55	0.48	0.40	0.32	0.25
Third Quarter	0.55	0.48	0.40	0.32	0.25
Fourth Quarter	0.55	0.48	0.40	0.32	0.29
Fiscal Year	$2.20	$1.92	$1.60	$1.25	$1.01

On April 7, 2015, the Company announced a regular quarterly cash dividend of $0.60 per share, which is payable on June 30, 2015 to stockholders of record as of June 15, 2015. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS: 2015 COMPARED TO 2014
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the year ended March 31, 2015 (“fiscal 2015” or “current year”) of $5.3 billion compared to $5.1 billion for the year ended March 31, 2014 (“fiscal 2014” or “prior year”), an increase of 5%. Organic sales increased 3% compared to the prior year, with gas and rent up 3% and hardgoods up 4%. Current and prior year acquisitions contributed sales growth of 2% in the current year. Through the first nine months of fiscal 2015, organic sales growth was 3% with the third quarter showing the strongest year over year growth rate of 6%. The Company’s fourth quarter year over year organic growth rate fell to 2% as the energy & chemicals and manufacturing customer segments were negatively impacted by the significant and rapid decline in oil prices and the strong U.S. dollar.
The consolidated gross profit margin (excluding depreciation) in the current year was 55.6%, a decrease of 10 basis points from the prior year.
The Company’s operating income margin in the current year was 12.1%, a decrease of 30 basis points from the prior year, primarily reflecting the sales mix shift toward lower margin hardgoods and the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment.
Net earnings per diluted share increased to $4.85 in the current year versus $4.68 in the prior year. Net earnings per diluted share in the prior year included $0.04 per diluted share in benefits related to changes in state income tax rates and law, and an $0.08 loss on the early extinguishment of debt.
Refrigerants Business
On October 16, 2014, the U.S. Environmental Protection Agency (“EPA”) signed the final rule pertaining to allowances for virgin production and consumption of hydrochlorofluorocarbons (“HCFCs”), including Refrigerant-22 (“R-22”), for calendar 2015 through 2019. The final rule, which was the lowest proposed five-year linear approach, establishes virgin R-22 consumption allowances which step down each year beginning with an approximately 60% reduction for calendar 2015, with a final ban on all production effective January 1, 2020. Both volumes and pricing of R-22 have been pressured the past two years, as a greater-than-expected amount of virgin R-22 has been available in the marketplace, due in part to the March 27, 2013 EPA ruling allowing for an increase in production and consumption of R-22 in calendar years 2013 and 2014. As production and imports of R-22 are phased out by the EPA in accordance with United States regulations adopted in response to the Montreal Protocol on Substances that Deplete the Ozone Layer (the “Montreal Protocol”), the gap between demand and supply is expected to be filled increasingly by reclaimed and recycled R-22. The Company believes that as a leading reclaimer, recycler and distributor of R-22, its refrigerants business is well-positioned over the long-term to benefit from an expected increase in demand for reclaimed and recycled R-22, as well as from expected increases in market pricing of R-22, as the phase-out progresses. The timing and pace of the market’s increased reliance on reclaimed and recycled R-22, however, is difficult to predict due to the excess inventory that has accumulated throughout the industry’s supply chain and that must be worked off in the near-term.
Helium Supply Challenges
After several years of shortage, allocation and unpredictable supply of helium, the Company’s sales volumes remain below pre-shortage levels. During fiscal 2015, the Company embarked on efforts to strengthen the diversity and reliability of its helium supply chain. In addition to completing a long term renewal with one supplier, the Company entered into a new agreement to pick up liquid Helium from another supplier. These agreements, which the Company believes will support its ability to reliably supply its customers for many years to come, have resulted in net higher product and distribution costs. They also contain minimum volume purchase obligations. In order to manage the supply chain for this helium throughout its network, the Company invested in helium transportation, storage and trans-filling assets. Helium is a global product and recent additional helium production capacity in the Middle East coupled with the slowdown in global growth has created a worldwide helium supply surplus which will challenge the Company’s ability to pass on all of the increased costs to its customers in the near term. In spite of this near term challenge, however, the Company believes its ability to consistently and reliably supply its customers with helium for years to come has been enhanced.
Fiscal 2016 Outlook
The level of uncertainty in the U.S. industrial economy, in part, caused by the rapid and dramatic drop in oil prices and the strong U.S. dollar makes it difficult to predict the Company’s near-term sales outlook. The Company’s guidance range assumes an organic sales growth rate for fiscal 2016 in the low to mid single digits, with a gradual increase in growth rates as the year progresses. The Company expects earnings per diluted share for fiscal 2016 to be in the range of $4.85 to $5.15, an increase of 0% to 6% over earnings per diluted share of $4.85 in fiscal 2015. The Company’s fiscal 2016 guidance includes an estimated year-over-year negative impact of $0.00 to $0.14 per diluted share from variable compensation reset following a below-budget year as well as a year-over-year negative impact of $0.06 to $0.09 per diluted share from near term net cost pressure related to helium supply extension and diversification initiatives.

STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2015 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2014
Net Sales
Net sales increased 5% to $5.3 billion for the current year compared to the prior year, driven by organic sales growth of 3% and sales growth from current and prior year acquisitions of 2%. Gas and rent organic sales increased 3% in the current year, and hardgoods organic sales increased 4%. Organic sales growth in the current year was driven by price increases of 2% and volume increases of 1%.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases (and associated rent), which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current year, sales of strategic products in aggregate increased 4% on an organic basis as compared to the prior year.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current year increased 5% compared to the prior year.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Years Ended
Net Sales	March 31,		Increase/(Decrease)
(In thousands)	2015	2014
Distribution	$4,773,489	$4,558,790	$214,699	5%
All Other Operations	560,622	544,154	16,468	3%
Intercompany eliminations	(29,226)	(30,407)	1,181
	$5,304,885	$5,072,537	$232,348	5%
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
Distribution business segment sales increased 5% compared to the prior year, with an increase in organic sales of 3%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current year. Higher pricing contributed 2% and volume increases contributed 1% to organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 2%, with pricing up 3% and volumes down 1%. Hardgoods organic sales within the Distribution business segment increased 4%, with pricing up 1% and volumes up 3%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year, comprised of the following: bulk gas and rent up 5%, on higher pricing and volumes; specialty gas, rent, and related equipment up 3%, primarily driven by increases in core specialty gas prices and volume; and medical gas and rent up 2%, as increases to physician and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc business increased 14% over the prior year, driven by increases in both welder and generator rentals in the non-residential construction and energy customer segments.
Within the Distribution business segment’s hardgoods sales, organic sales of equipment were up 8% year-over-year. Sales of safety products increased by 4% compared to the prior year driven by volume gains. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, increased 4% in the current year, consistent with the 4% increase in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment consists of five business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 3% in total and on an organic basis compared to the prior year. Sales increases in the Company’s CO2, dry ice, and ammonia businesses were partially offset by the decline in sales in its refrigerants business. Organic sales of CO2 and dry ice increased 3% over the prior year.

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
Consolidated gross profits (excluding depreciation) increased 4% in the current year compared to the prior year, reflecting the overall growth in sales, margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, partially offset by supplier price and internal production cost increases and a sales mix shift toward lower margin hardgoods. The consolidated gross profit margin (excluding depreciation) in the current year decreased 10 basis points to 55.6% compared to 55.7% in the prior year. The decrease in consolidated gross profit margin (excluding depreciation) reflects margin expansion on price increases, offset by a sales mix shift toward lower margin hardgoods. Gas and rent represented 63.2% of the Company’s sales mix in the current year, down from 63.6% in the prior year.

	Years Ended
Gross Profits (ex. Depr.)	March 31,		Increase/(Decrease)
(In thousands)	2015	2014
Distribution	$2,681,023	$2,562,725	$118,298	5%
All Other Operations	267,987	262,238	5,749	2%
	$2,949,010	$2,824,963	$124,047	4%
The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) remained consistent at 56.2% in the current and prior year. The Distribution business segment’s flat gross profit margin (excluding depreciation) reflects margin expansion on price increases and surcharges related to power cost spikes in the prior year's fourth quarter, offset by a sales mix shift toward lower margin hardgoods. Gas and rent represented 59.1% of the Distribution business segment’s sales in the current year, down from 59.6% in the prior year.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 2% compared to the prior year. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 40 basis points to 47.8% in the current year from 48.2% in the prior year. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift toward lower margin ammonia and slight margin pressure in the Company’s CO2, refrigerants and ammonia businesses, partially offset by a sales mix shift away from lower margin refrigerants.
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
Consolidated SD&A expenses increased $90 million, or 5%, in the current year as compared to the prior year. Contributing to the increase in SD&A expenses were approximately $27 million of incremental operating costs associated with acquired businesses, representing approximately 1.4% of the total increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 20 basis points to 67.1% in the current year, compared to 66.9% in the prior year.

	Years Ended
SD&A Expenses	March 31,		Increase/(Decrease)
(In thousands)	2015	2014
Distribution	$1,792,116	$1,705,408	$86,708	5%
All Other Operations	186,558	176,289	10,269	6%
Other	—	7,426	(7,426)
	$1,978,674	$1,889,123	$89,551	5%
SD&A expenses in the Distribution business segment increased 5%, while SD&A expenses in the All Other Operations business segment increased 6%, compared to the prior year. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $27 million of incremental operating costs associated with acquired businesses, representing approximately 1.5% of the increase in SD&A. Normal inflation, as well as expenses associated with the Company’s investments in long-term strategic growth initiatives, including its e-Business platform, continued expansion of its telesales business through Airgas Total Access™, and regional management structure changes, also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 30 basis points to 66.8% compared to 66.5% in the prior year. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 240 basis points to 69.6% compared to 67.2% in the prior year, primarily driven by margin pressure as noted above.
SD&A Expenses – Other
Enterprise Information System
As of March 31, 2013 the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform. The Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of fiscal 2014. SAP-related integration costs were $7.4 million in the prior year, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Depreciation and Amortization
Depreciation expense increased $22 million, or 8%, to $298 million in the current year as compared to the prior year. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders / bulk tanks and rental welders / generators) and $3 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $31 million in the current year increased by $2 million compared to the prior year, driven by acquisitions.
Operating Income
Consolidated operating income of $641 million increased 2% in the current year compared to the prior year, primarily driven by organic sales growth. The consolidated operating income margin decreased 30 basis points to 12.1% compared to 12.4% in the prior year, primarily reflecting a sales mix shift toward hardgoods.

	Years Ended
Operating Income	March 31,		Increase/(Decrease)
(In thousands)	2015	2014
Distribution	$589,334	$579,476	$9,858	2%
All Other Operations	51,944	58,484	(6,540)	(11)%
Other	—	(7,426)	7,426
	$641,278	$630,534	$10,744	2%
Operating income in the Distribution business segment increased 2% in the current year. The Distribution business segment’s operating income margin decreased 40 basis points to 12.3% from 12.7% in the prior year. The decline in the Distribution business segment’s operating income margin primarily reflects the sales mix shift toward lower margin hardgoods and the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment.
Operating income in the All Other Operations business segment decreased 11% compared to the prior year, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 9.3% decreased by 140 basis points compared to the operating income margin of 10.7% in the prior year. The decrease in the All Other Operations business segment’s operating income margin was primarily driven by margin pressure in the Company’s refrigerants, CO2 and ammonia businesses.

Interest Expense, Net and Loss on the Extinguishment of Debt
Interest expense, net, was $62 million in the current year, representing a decrease of $11 million, or 16%, compared to the prior year. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates, and to a lesser extent lower average debt balances, in the current year as compared to the prior year.
On October 2, 2013, the Company redeemed all $215 million of its 7.125% senior subordinated notes originally due to mature on October 1, 2018 (the “2018 Senior Subordinated Notes”). A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in the prior year.
Income Tax Expense
The effective income tax rate was 37.0% of pre-tax earnings in the current year compared to 36.4% in the prior year. An aggregate $3.3 million in favorable state income tax items was recognized in the prior year. During the three months ended September 30, 2013, the Company recognized a $1.5 million tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards. During the three months ended March 31, 2014, the Company recognized an additional $1.8 million of tax benefits related to enacted changes in state income tax rates.
Net Earnings
Net earnings per diluted share increased 4% to $4.85 in the current year compared to $4.68 per diluted share in the prior year. Net earnings were $368 million compared to $351 million in the prior year. The current year’s earnings were not impacted by special items, while net earnings per diluted share in the prior year included $0.04 per diluted share in benefits related to changes in state income tax rates and law, and an $0.08 loss on the early extinguishment of debt.

RESULTS OF OPERATIONS: 2014 COMPARED TO 2013
OVERVIEW
Airgas had net sales for fiscal 2014 of $5.1 billion compared to $5.0 billion for the year ended March 31, 2013 (“fiscal 2013”), an increase of 2%. Total organic sales were flat compared to fiscal 2013, with gas and rent up 1% and hardgoods down 2%. Acquisitions contributed 2% sales growth in fiscal 2014. The Company’s organic sales growth reflected the impact of sluggish business conditions and persistent uncertainty in the U.S. industrial economy, which continued to challenge sales volumes to a greater degree than expected. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 2% to total organic sales growth in fiscal 2014, which was offset by a negative 2% impact from volume declines. Pricing actions during fiscal 2014 were designed to address rising product, labor and benefits costs, including costs related to regulatory compliance and supply and demand imbalances for certain products. These actions also support ongoing investments in the Company’s infrastructure and technologies in order to more efficiently serve its customers and further ensure the reliability of its supply chain and safety practices.
The consolidated gross profit margin (excluding depreciation) in fiscal 2014 was 55.7%, an increase of 80 basis points from fiscal 2013, reflecting the impact of price increases, as well as the impact of more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, significant margin pressure in the Company’s refrigerants business, and a sales mix shift within gases to lower-margin fuel gases.
The Company’s operating income margin increased to 12.4%, a 40 basis-point improvement over fiscal 2013. The combination of a reduction in SAP implementation costs and the achievement of SAP-related benefits contributed favorably to operating income margin during fiscal 2014 as compared to fiscal 2013. However, these favorable impacts were mostly offset by a significant decline in operating income margin in the Company’s refrigerants business, as well as by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the low organic sales growth environment. Additionally, the operating income margin for fiscal 2013 was burdened by 20 basis points of net restructuring and other special charges.
Net earnings per diluted share rose to $4.68 in fiscal 2014 versus $4.35 in fiscal 2013. Results for fiscal 2014 included a loss of $0.08 per diluted share on the early extinguishment of the Company’s 2018 Senior Subordinated Notes, which were originally due to mature in October 2018 but were redeemed in full on October 2, 2013, as well as $0.04 per diluted share of state income tax benefits. Net earnings per diluted share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.47 per diluted share in fiscal 2014 compared to $0.18 per diluted share of net expense in fiscal 2013. The favorable impact of the Company’s share repurchase program completed in the second half of fiscal 2013 on the Company’s earnings growth in fiscal 2014 was more than offset by the negative year-over-year impact related to its refrigerants business, which posted record results in fiscal 2013.
For fiscal 2013, the impact of special charges on diluted earnings per share was offset by the impact of special gains. Net special items in each year consisted of the following:

	Years Ended
	March 31,
Effect on Diluted EPS	2014	2013
State income tax benefits	$0.04	$—
Loss on the extinguishment of debt	(0.08)	—
Gain on sale of businesses	—	0.07
Restructuring and other special charges, net	—	(0.07)
Special items, net	$(0.04)	$—
The following discussion includes a more detailed review of items that significantly impacted the Company’s financial results for fiscal 2014.
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
The Company previously quantified the economic benefits expected to be achieved through its implementation of SAP in three key areas: accelerated sales growth through expansion of the telesales platform, more effective management of pricing and discounting practices, and administrative and operating efficiencies. The Company began to realize meaningful SAP-related economic benefits from more effective management of pricing and discounting practices, as well as from the expansion of its telesales platform through Airgas Total Access™, in the second half of fiscal 2013. Fiscal 2014 included $0.47 per diluted share of SAP-related benefits, net of implementation costs and depreciation expense, compared to $0.18 per diluted share of net expense in fiscal 2013. By December 31, 2013, the Company had achieved its long-standing target of reaching an annual run-rate of $75 million in SAP-enabled operating income benefits by the end of calendar year 2013.
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
During fiscal 2014, the EPA’s ruling significantly pressured both volumes and pricing of R-22, as a greater-than-expected amount of virgin R-22 was available in the marketplace. The year-over-year negative impact of the EPA’s ruling on the Company’s net earnings was approximately $0.20 per diluted share following fiscal 2013’s record performance in the refrigerants business, due in part to a previously issued No Action Assurances letter from the EPA.
Financing
On October 1, 2013, the Company repaid $300 million of indebtedness associated with its 2.85% senior notes (the “2013 Notes”) upon their maturity.
The Company’s $215 million of 2018 Senior Subordinated Notes were originally due to mature on October 1, 2018. The 2018 Senior Subordinated Notes had a redemption provision which permitted the Company, at its option, to call the 2018 Senior Subordinated Notes at scheduled dates and prices beginning on October 1, 2013. On October 2, 2013, the 2018 Senior Subordinated Notes were redeemed in full at a price of 103.563%. A loss on the early extinguishment of the 2018 Senior Subordinated Notes of $9.1 million was recognized during the year ended March 31, 2014 related to the redemption premium and the write-off of unamortized debt issuance costs.
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
STATEMENT OF EARNINGS COMMENTARY - FISCAL YEAR ENDED MARCH 31, 2014 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2013
Net Sales

Net sales increased 2% to $5.1 billion for fiscal 2014 compared to fiscal 2013, with flat organic sales growth and incremental sales of 2% contributed by acquisitions. Gas and rent organic sales increased 1% and hardgoods decreased 2%. The impact of price increases enacted in response to rising costs on multiple fronts, as well as the impact of more effective sales discount management, contributed 2% to organic sales growth in fiscal 2014, which was offset by a negative 2% impact from volume declines.
For fiscal 2014, sales of strategic products increased 3% on an organic basis as compared to fiscal 2013. Sales to strategic accounts also grew 3%, driven by new account signings, expansion of locations served and product lines sold to existing accounts, and positive pricing more than offsetting the lower levels of activity in several areas, including mining and related equipment manufacturing, defense contractors and some pressure in the medical homecare market.
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
Distribution business segment sales increased 4% compared to fiscal 2013 with an increase in organic sales of 1% and incremental sales of 3% contributed by acquisitions. The impact of price increases as well as more effective sales discount management contributed 3% to organic sales growth in the Distribution business segment, more than offsetting the negative 2% impact from volume declines. Gas and rent organic sales in the Distribution business segment increased 3%, with pricing up 5% and volumes down 2%. Hardgoods organic sales within the Distribution business segment declined 1%, reflecting pricing increases of 1% and volume decreases of 2%.
Sales of strategic gas products sold through the Distribution business segment in fiscal 2014 increased 4% from fiscal 2013. Among strategic gas products, bulk gas sales were up 5% as a result of higher pricing and volumes. Sales of medical gases were up 3% as a result of higher pricing and volumes across most medical segments and new customer signings, partially offset by weakness in the homecare segment. Sales of specialty gases were up 6%, with increases in both prices and volumes.
Sales of both Safety products and the Company’s Radnor® private-label brand product line helped moderate the organic sales decline in hardgoods for the Distribution business segment. Safety product sales increased 2% in fiscal 2014, and the Company’s Radnor® private-label line was up 2% for fiscal 2014. Both compared favorably to the 1% decline in hardgoods organic sales in the Distribution business segment but were weaker than expected.
The All Other Operations business segment sales decreased 8% in total and 9% on an organic basis compared to fiscal 2013, with incremental sales of 1% contributed by acquisitions. The organic sales decrease in the All Other Operations business segment during fiscal 2014, which decreased on both a volume and price basis, was primarily driven by the negative impact of the March 2013 EPA ruling on R-22 production and import allowances on the Company’s refrigerants business, as well as declines in the Company’s ammonia and CO2 businesses during fiscal 2014.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 4% in fiscal 2014 compared to fiscal 2013. The consolidated gross profit margin (excluding depreciation) in fiscal 2014 increased 80 basis points to 55.7% compared to 54.9% in fiscal 2013. The increase in the consolidated gross profit margin (excluding depreciation) primarily reflects the impact of price increases, as well as the impact of more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, significant margin pressure in the Company’s refrigerants business, and a sales mix shift within gases to lower-margin fuel gases. A sales mix shift toward higher-margin gas and rent also drove the higher consolidated gross profit margin (excluding depreciation) for fiscal 2014. Gas and rent represented 63.6% of the Company’s sales mix in fiscal 2014, up from 63.2% in fiscal 2013.

	Years Ended
Gross Profits (ex. Depr.)	March 31,		Increase/(Decrease)
(In thousands)	2014	2013
Distribution	$2,562,725	$2,439,532	$123,193	5%
All Other Operations	262,238	282,398	(20,160)	(7)%
	$2,824,963	$2,721,930	$103,033	4%

The Distribution business segment’s gross profits (excluding depreciation) increased 5% compared to fiscal 2013. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.2% versus 55.5% in fiscal 2013, an increase of 70 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects the sales mix shift toward higher-margin gas and rent, and the impact of price increases as well as more effective sales discount management, partially offset by the impacts of supplier price increases and rising internal production costs, and a sales mix shift within gases to lower-margin fuel gases. As a percentage of the Distribution business segment’s sales, gas and rent increased 100 basis points to 59.6% in fiscal 2014 as compared to 58.6% in fiscal 2013.
The All Other Operations business segment’s gross profits (excluding depreciation) decreased 7% compared to fiscal 2013, largely as a result of reduced gross profits (excluding depreciation) in the refrigerants business due to the EPA’s ruling in late March 2013. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 60 basis points to 48.2% in fiscal 2014 from 47.6% in fiscal 2013. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily the result of improvement in ammonia margins and less lower-margin refrigerants in the sales mix, partially offset by margin erosion in the refrigerants business.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $61 million, or 3%, in fiscal 2014 as compared to fiscal 2013. Contributing to the increase in SD&A expenses were approximately $25 million of incremental operating costs associated with acquired businesses. Also contributing to the increase in SD&A expenses were staffing, training, and other setup costs associated with the expansion of the Airgas Total Access™ telesales program, costs associated with the analysis and execution of the Company’s strategic pricing initiative and enhancement of its e-Business platform, rising health care costs, and higher operating costs due to severe winter weather. The incremental expenses related to these strategic initiatives, health care costs and severe winter weather more than offset the favorable impact of the reduction in SAP implementation costs compared to fiscal 2013. As a percentage of consolidated gross profit, consolidated SD&A expenses decreased 30 basis points to 66.9% in fiscal 2014, compared to 67.2% in fiscal 2013.

	Years Ended
SD&A Expenses	March 31,		Increase/(Decrease)
(In thousands)	2014	2013
Distribution	$1,705,408	$1,620,651	$84,757	5%
All Other Operations	176,289	174,643	1,646	1%
Other	7,426	33,230	(25,804)
	$1,889,123	$1,828,524	$60,599	3%
SD&A expenses in the Distribution and All Other Operations business segments increased 5% and 1%, respectively, in fiscal 2014. For the Distribution business segment, approximately 1.5% of the increase in SD&A costs was driven by incremental operating costs associated with acquired businesses of $24 million. Rising health care costs and expenses associated with the expansion of the Airgas Total Access™ telesales program, the Company’s strategic pricing initiative and the enhancement of the Company’s e-Business platform also contributed to the increase in SD&A expenses in the Distribution business segment. For the All Other Operations business segment, $1 million of the increase in SD&A costs was related to incremental operating costs associated with acquired businesses. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 10 basis points to 66.5% compared to 66.4% in fiscal 2013. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment increased 540 basis points to 67.2% compared to 61.8% in fiscal 2013, primarily due to sales declines in the Company’s refrigerants, ammonia and CO2 businesses.
SD&A Expenses – Other
Enterprise Information System
As of March, 31, 2013 the Company had successfully converted its Safety telesales and hardgoods infrastructure businesses, as well as all of its regional distribution businesses, to the SAP platform. The Company continued to incur some post-conversion support and training expenses related to the implementation of the new system through the end of fiscal 2014. SAP-related costs were $7.4 million for fiscal 2014 as compared to $33.2 million in fiscal 2013, and were recorded as SD&A expenses and not allocated to the Company’s business segments.
Restructuring and Other Special Charges, Net
The Company’s restructuring and other special charges, net are not allocated to the Company’s business segments. These costs are captured in a separate line item on the Company’s consolidated statements of earnings and are reflected in the “Other”

line item in the operating income table below. The Company incurred no restructuring and other special charges for fiscal 2014. The following table presents the components of restructuring and other special charges, net for fiscal 2013:

Years Ended
Restructuring and Other Special Charges, Net	March 31,
(In thousands)	2013
Restructuring costs (benefits), net	$(2,177)
Other related costs	8,537
Asset impairment charges	1,729
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
During fiscal 2013, the Company recorded $2.2 million in net restructuring benefits. In fiscal 2013, the Company re-evaluated its remaining severance liability related to the divisional realignment and, as a result of this analysis, reduced its severance liability by $3.7 million. The change in estimate was driven by fewer than expected individuals meeting the requirements to receive severance benefits. This reduction was due to both the retention of employees through relocation or acceptance of new positions, as well as former associates who chose not to remain with the Company through their designated separation dates. Offsetting the benefit from the reduction to the severance liability were additional restructuring costs of $1.5 million, primarily related to relocation and other costs. The Company also incurred $8.5 million of other costs in fiscal 2013 related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Asset Impairment Charge
In June 2012, the Company re-evaluated the economic viability of a small hospital piping construction business. As a result of an impairment analysis performed on the long-lived assets at the associated reporting unit, the Company recorded a charge of $1.7 million related to certain of the other intangible assets associated with this business during fiscal 2013.
Depreciation and Amortization
Depreciation expense increased $14 million or 5%, to $275 million in fiscal 2014 as compared to fiscal 2013. The increase primarily reflects the additional depreciation expense on capital investments in revenue generating assets to support customer demand (such as cylinders, rental welders and bulk tanks) and $3 million of additional depreciation expense on capital assets included in acquisitions. Amortization expense of $30 million in fiscal 2014 was $3 million higher than fiscal 2013, driven by acquisitions.
Operating Income
Consolidated operating income of $631 million increased 6% in fiscal 2014 compared to fiscal 2013. The consolidated operating income margin increased 40 basis points to 12.4% from 12.0% in fiscal 2013. The combination of a reduction in SAP implementation costs and the achievement of SAP-related benefits contributed favorably to operating income margin during fiscal 2014 as compared to fiscal 2013. However, these favorable impacts were mostly offset by a significant decline in operating income margin in the Company’s refrigerants business, as well as by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment. Additionally, fiscal 2013’s operating income margin was burdened by 20 basis points of net restructuring and other special charges.

	Years Ended
Operating Income	March 31,		Increase/(Decrease)
(In thousands)	2014	2013
Distribution	$579,476	$556,417	$23,059	4%
All Other Operations	58,484	81,319	(22,835)	(28)%
Other	(7,426)	(41,319)	33,893
	$630,534	$596,417	$34,117	6%
Operating income in the Distribution business segment increased 4% in fiscal 2014. The Distribution business segment’s operating income margin of 12.7% was consistent with that of fiscal 2013. The Distribution business segment’s operating income margin as compared to fiscal 2013 reflects the achievement of net SAP-related benefits in fiscal 2014, offset by the impact of rising operating costs and the Company’s continued investments in strategic long-term growth initiatives in the current low organic sales growth environment.
Operating income in the All Other Operations business segment decreased 28% compared to fiscal 2013, primarily driven by the decline in refrigerants sales. The All Other Operations business segment’s operating income margin of 10.7% decreased by 300 basis points compared to the operating income margin of 13.7% in fiscal 2013, primarily driven by margin compression in the refrigerants business.
Interest Expense, Net and Loss on the Extinguishment of Debt
Interest expense, net, was $74 million in fiscal 2014, representing an increase of $6 million, or 9%, compared to fiscal 2013. The increase in interest expense, net was primarily driven by higher average borrowings related to the Company’s $600 million share repurchase program, which was authorized and completed during the second half of fiscal 2013. The increase in interest expense, net was partially offset by the retirements of the Company’s 2013 Notes and 2018 Senior Subordinated Notes during fiscal 2014.
On October 2, 2013, the Company redeemed all $215 million of its outstanding 2018 Senior Subordinated Notes. A loss on the early extinguishment of debt of $9.1 million related to the redemption premium and write-off of unamortized debt issuance costs was recognized in fiscal 2014.
Income Tax Expense
The effective income tax rate was 36.4% of pre-tax earnings in fiscal 2014 compared to 37.3% in fiscal 2013. The decrease in the effective income tax rate was primarily the result of an aggregate $3.3 million in favorable state income tax items recognized in fiscal 2014. During the three months ended September 30, 2013, the Company recognized a $1.5 million tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards. During the three months ended March 31, 2014, the Company recognized an additional $1.8 million of tax benefits related to enacted changes in state income tax rates.
Net Earnings
Net earnings per diluted share increased by 8% to $4.68 in fiscal 2014 compared to $4.35 per diluted share in fiscal 2013. Net earnings were $351 million compared to $341 million in fiscal 2013. Fiscal 2014’s diluted earnings per share included SAP-related benefits, net of implementation costs and depreciation expense, of $0.47, representing a favorable $0.65 year-over-year change from the $0.18 of net expense in fiscal 2013. Net earnings per diluted share in fiscal 2014 included net special charges of $0.04, while fiscal 2013’s earnings were not impacted on a net basis by special items.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $718 million in fiscal 2015 compared to $745 million in fiscal 2014 and $550 million in fiscal 2013.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the years presented:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Net earnings	$368,086	$350,784	$340,874
Non-cash and non-operating activities (1)	388,789	335,284	345,618
Changes in working capital	(26,192)	63,998	(130,234)
Other operating activities	(12,646)	(5,206)	(5,990)
Net cash provided by operating activities	$718,037	$744,860	$550,268
____________________

(1)
Includes depreciation, amortization, asset impairment charges, deferred income taxes, gains on sales of plant, equipment and businesses, stock-based compensation expense, and losses on the extinguishment of debt.

The cash outflow related to working capital in the current year was primarily driven by the timing of income tax payments due to changes in tax laws. The cash inflow related to working capital in fiscal 2014 was primarily driven by a lower required investment in working capital, reflecting a low organic sales growth environment, improved accounts receivable management following the Company’s SAP conversions and the timing of income tax payments. The fiscal 2013 outflow for working capital reflected an increased year-over-year investment in inventory related to the Company’s expanded telesales program and the higher cost of refrigerants inventory.
Net earnings plus non-cash and non-operating activities provided cash of $757 million in fiscal 2015 versus $686 million in fiscal 2014 and $686 million in fiscal 2013.
As of March 31, 2015, $21 million of the Company’s $51 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the years presented:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Capital expenditures	$(468,789)	$(354,587)	$(325,465)
Proceeds from sales of plant, equipment and businesses	23,083	15,483	31,413
Business acquisitions and holdback settlements	(51,382)	(203,529)	(97,521)
Other investing activities	325	(951)	(1,286)
Net cash used in investing activities	$(496,763)	$(543,584)	$(392,859)
Capital expenditures as a percent of sales were 8.8%, 7.0% and 6.6%, respectively, for fiscal years 2015, 2014 and 2013. The increase in capital expenditures in the current year compared to the prior year period reflects the Company’s higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth; the construction of new air separation units in Kentucky and Illinois and a new hardgoods distribution center in Wisconsin; and the development of the Company’s e-Business platform. The increase in capital expenditures in fiscal 2014 compared to fiscal 2013 reflects higher investments in revenue generating assets, such as rental welding equipment, cylinders and bulk tanks to support sales growth, as well as investments in infrastructure to support the Company’s e-Commerce and strategic pricing initiatives, partially offset by capital expenditures related to the purchase of a new hardgoods distribution center in Bristol, Pennsylvania in fiscal 2013. In fiscal 2015, the company paid $51 million to acquire fourteen businesses and to settle holdback liabilities, which excludes cash paid related to certain contingent consideration arrangements that are reflected as financing activities. In fiscal 2014, the company paid $204 million to acquire eleven businesses and to settle holdback liabilities, which excludes cash paid related to certain contingent consideration arrangements that are reflected as financing activities. Additionally, during fiscal 2013, the Company sold five branch locations in western Canada and received incremental proceeds of $16 million in addition to proceeds from sales of other plant and equipment.
Free cash flow* in fiscal 2015 was $309 million, compared to $441 million in fiscal 2014 and $298 million in fiscal 2013.

* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See Non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the years presented:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Net cash borrowings (repayments)	$(161,260)	$(113,374)	$452,952
Purchase of treasury stock	—	(8,127)	(591,873)
Dividends paid to stockholders	(164,517)	(141,461)	(122,202)
Other financing activities	85,666	44,861	145,437
Net cash used in financing activities	$(240,111)	$(218,101)	$(115,686)
In fiscal 2015, net financing activities used cash of $240 million. Net cash repayments on debt obligations were $161 million, primarily related to the repayment of $400 million of 4.50% senior notes that matured on September 15, 2014, partially offset by the June 2014 issuance of $300 million of 3.65% senior notes maturing on July 15, 2024 and repayment of $63 million under the commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the employee stock purchase plan, generated cash of $86 million during the current year.
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
Dividends
In fiscal 2015, the Company paid its stockholders $165 million in dividends or $0.55 per share in all four quarters. During fiscal 2014, the Company paid dividends of $141 million or $0.48 per share in all four quarters. During fiscal 2013, the Company paid its stockholders $122 million in dividends or $0.40 per share in all four quarters. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments and Sources of Liquidity
In addition to utilizing cash from operations, the Company has various liquidity resources available to meet its future cash requirements for working capital, capital expenditures and other financial commitments. See Note 9 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” for additional information on the Company’s debt instruments.
Money Market Loans
The Company has two separate money market loan agreements with financial institutions to provide access to short-term advances not to exceed $35 million for each respective agreement. At March 31, 2015, there were no advances outstanding under the agreements.

Commercial Paper
The Company participates in a $1 billion commercial paper program supported by its Credit Facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. During fiscal 2015, proceeds from the issuance of an aggregate $300 million of senior notes in June 2014 were principally used to pay down commercial paper. Subsequently, the Company primarily used commercial paper to redeem its $400 million of 4.50% senior notes which matured in September 2014.
Trade Receivables Securitization
The Company participates in a securitization agreement with three commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”), up to a maximum amount of $295 million. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. At March 31, 2015, the amount of outstanding borrowing under the Securitization Agreement was $295 million.
Senior Credit Facility
The Company participates in a $1 billion Amended and Restated Credit Facility (the “Credit Facility”). The Credit Facility consists of an $875 million U.S. dollar revolving credit line, with a $100 million letter of credit sublimit and a $75 million swingline sublimit, and a $125 million (U.S. dollar equivalent) multi-currency revolving credit line. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $500 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
At March 31, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
Senior Notes
In June 2014, the Company issued $300 million of 3.65% senior notes maturing on July 15, 2024, which were principally used to pay down commercial paper. In September 2014, the Company repaid its maturing $400 million of 4.50% senior notes primarily through the use of commercial paper issuances.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments, including its $250 million of 3.25% senior notes maturing on October 1, 2015. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At March 31, 2015, the Company’s leverage ratio was 2.4x and $575 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At March 31, 2015, the Company was in compliance with all covenants under all of its debt agreements.
Interest Rate Derivatives
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. At March 31, 2015, the Company had no derivative instruments outstanding.

Interest Expense
Based on the Company’s fixed-to-variable interest rate ratio as of March 31, 2015, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $1.7 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Years Ended March 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$718,037	$744,860	$550,268
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	17,940	17,313	17,088
Excess tax benefit realized from the exercise of stock options	16,045	13,668	36,160
Adjusted cash from operations	752,022	775,841	603,516
Capital expenditures	(468,789)	(354,587)	(325,465)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	23,083	15,483	15,693
Operating lease buyouts	3,159	4,420	3,946
Adjusted capital expenditures	(442,547)	(334,684)	(305,826)
Free cash flow	$309,475	$441,157	$297,690

Net cash used in investing activities	$(496,763)	$(543,584)	$(392,859)
Net cash used in financing activities	$(240,111)	$(218,101)	$(115,686)
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
OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, business insurance reserves and deferred income tax assets. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2015, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance or financial position.
Trade Receivables
The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances and bad debts. The allowance adjusts the carrying value of trade receivables for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due dates, whether as bad debts or as sales returns and allowances. As past due balances age, higher valuation allowances are established, thereby lowering the net carrying value of receivables. The amount of valuation allowance established for each past-due period reflects the Company’s historical collections experience, including that related to sales returns and allowances, as well as current economic conditions and trends. The Company also qualitatively establishes valuation allowances for specific problem accounts and bankruptcies, and other accounts that the Company deems relevant for specifically identified allowances. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolios assumed in acquisitions, the financial condition of individual customers and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of net sales. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for less than 1% of total net sales.
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
In performing the October 31, 2014 annual goodwill impairment test, the Company elected to utilize the qualitative assessment for all of its reporting units with the exception of its refrigerants business in the All Other Operations business segment, for which the Company proceeded directly to performing the first step of the two-step goodwill impairment test. The assessment for all reporting units did not indicate that any of the reporting units’ goodwill was potentially impaired. See Note 7 to the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” for details of the annual goodwill impairment test.
Business Insurance Reserves
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal years 2015, 2014 and 2013, these programs had deductible limits of $1 million per occurrence. For fiscal 2016, the deductible limits are expected to remain at $1 million per occurrence. The Company reserves for its deductible based on individual claim evaluations, establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations to reflect the expected ultimate loss for the known claims as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s deductible are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s deductible. Accordingly, the ultimate resolution of open claims may be for amounts that differ from the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has been approximately 0.5% of net sales.
Income Taxes
At March 31, 2015, the Company had deferred tax assets of $135 million (net of an immaterial valuation allowance), deferred tax liabilities of $932 million and $21 million of unrecognized income tax benefits associated with uncertain tax positions (see Note 5 to the consolidated financial statements).
The Company estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the Company conducts business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating loss carryforwards. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of taxable temporary differences and projected future taxable income in making this assessment. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets reverse, at March 31, 2015, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

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
Contractual Obligations
The following table presents the Company’s contractual obligations as of March 31, 2015:

(In thousands)		Payments Due or Commitment Expiration by Period
Contractual Obligations (b)	Total	Less Than 1 Year (a)	1 to 3 Years (a)	4 to 5 Years (a)	More than 5 Years (a)
Long-term debt (1)	$2,000,163	$250,147	$870,406	$329,610	$550,000
Estimated interest payments on long-term debt (2)	228,923	45,239	67,530	50,129	66,025
Non-compete agreements (3)	18,381	6,825	9,808	1,748	—
Letters of credit (4)	50,875	50,875	—	—	—
Operating leases (5)	408,620	104,273	163,848	88,317	52,182
Purchase obligations:
Liquid bulk gas supply agreements (6)	961,551	200,842	365,240	220,971	174,498
Liquid carbon dioxide supply agreements (7)	168,315	20,386	28,850	17,921	101,158
Construction commitments (8)	83,248	47,146	36,102	—	—
Other purchase commitments (9)	18,049	18,049	—	—	—
Total Contractual Obligations	$3,938,125	$743,782	$1,541,784	$708,696	$943,863
____________________

(a)
The “Less Than 1 Year” column relates to obligations due in the fiscal year ending March 31, 2016. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2017 and 2018. The “4 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2019 and 2020. The “More than 5 Years” column relates to obligations due beyond March 31, 2020.

(b)
At March 31, 2015, the Company had $25 million related to unrecognized income tax benefits, including accrued interest and penalties. These liabilities are not included in the above table, as the Company cannot make reasonable estimates with respect to the timing of their ultimate resolution. See Note 5 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s unrecognized income tax benefits.

(1)
Aggregate long-term debt instruments are reflected in the consolidated balance sheet as of March 31, 2015. The Senior Notes are presented at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.4 million at March 31, 2015. Long-term debt includes capital lease obligations, which were not material and therefore, did not warrant separate disclosure.

(2)
The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2015. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

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

(5)
The Company’s operating leases at March 31, 2015 include approximately $283 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(6)
In addition to the gas volumes produced internally, the Company purchases industrial, medical and specialty gases pursuant to requirements under contracts from national and regional producers of industrial gases. The Company is a party to take-or-pay supply agreements under which Air Products will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $66 million in bulk gases within the next fiscal year under the Air Products supply agreements. The agreements expire at various dates through 2020. The Company also has take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2025 and represent approximately $99 million in minimum bulk gas purchases for the next fiscal year. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon, helium and ammonia from other major producers. Minimum purchases under these contracts for the next fiscal year are approximately $36 million and they expire at various dates through 2024. The level of annual purchase commitments under the Company’s supply agreements beyond the next fiscal year vary based on the expiration of agreements at different dates in the future, among other factors.

The Company’s annual purchase commitments under all of its supply agreements reflect estimates based on fiscal 2015 purchases. The Company’s supply agreements contain periodic pricing adjustments, most of which are based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(7)
The Company is a party to take-or-pay supply agreements for the purchase of liquid carbon dioxide with twelve suppliers that expire at various dates through 2044 and represent minimum purchases of approximately $20 million for the next fiscal year. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2015 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(8)	Construction commitments represent long-term agreements with two customers to construct on-site air separation units. The units will be located in Calvert City, KY and Tuscaloosa, AL.

(9)	Other purchase commitments represent agreements to purchase property, plant and equipment.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, the Company’s expectations regarding its 2016 fiscal year organic sales growth and earnings per diluted share; the Company’s belief as to the future demand for, sales of, and increased pricing of its reclaimed and recycled R-22; the Company’s belief as to its enhanced ability to supply customers with helium; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $1.7 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: the impact from the decline in oil prices on our customers; adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions and uncertainty in the energy sector; the impact of the strong dollar on the Company’s manufacturer customers that export; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures; shortages and/or disruptions in the supply chain of certain gases; the ability of the Company to pass on to its customers its increased costs of selling helium; EPA rulings and the impact in the marketplace of U.S. compliance with the Montreal Protocol as related to the production and import of Refrigerant-22 (also known as HCFC-22 or R-22); the Company’s ability to successfully build, complete in a timely manner and operate its new facilities; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the overall U.S. industrial economy; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate derivatives are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources or anticipated funding sources. The counterparties to interest rate derivatives are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of at least a single ‘A’ rating by one of the major credit rating agencies. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties. The Company had no interest rate derivative instruments outstanding at March 31, 2015.
The following table summarizes the Company’s market risks associated with debt obligations at March 31, 2015. The table presents cash flows related to payments of principal and interest by fiscal year of maturity. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	Thereafter	Total	Fair Value
Fixed Rate Debt:
Senior notes due 10/1/2015	$250.0	$—	$—	$—	$—	$—	$250.0	$252.5
Interest expense	4.1	—	—	—	—	—	4.1
Interest rate	3.25%	—	—	—	—	—
Senior notes due 6/15/2016	$—	$250.0	$—	$—	$—	$—	$250.0	$255.0
Interest expense	7.4	1.5	—	—	—	—	8.9
Interest rate	2.95%	2.95%	—	—	—	—
Senior notes due 2/15/2018	$—	$—	$325.0	$—	$—	$—	$325.0	$323.9
Interest expense	5.4	5.4	4.7	—	—	—	15.5
Interest rate	1.65%	1.65%	1.65%	—	—	—
Senior notes due 2/15/2020	$—	$—	$—	$—	$275.0	$—	$275.0	$274.8
Interest expense	6.5	6.5	6.5	6.5	5.7	—	31.7
Interest rate	2.38%	2.38%	2.38%	2.38%	2.38%	—
Senior notes due 11/15/2022	$—	$—	$—	$—	$—	$250.0	$250.0	$249.0
Interest expense	7.3	7.3	7.3	7.3	7.3	19.0	55.5
Interest rate	2.90%	2.90%	2.90%	2.90%	2.90%	2.90%
Senior notes due 7/15/2024	$—	$—	$—	$—	$—	$300.0	$300.0	$310.5
Interest expense	$11.0	$11.0	$11.0	$11.0	$11.0	$47.0	$102.0
Interest rate	3.65%	3.65%	3.65%	3.65%	3.65%	3.65%

(In millions)	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	Thereafter	Total	Fair Value
Variable Rate Debt:
Commercial paper	$325.9	$—	$—	$—	$—	$—	$325.9	$325.9
Interest expense	0.1	—	—	—	—	—	0.1
Interest rate	0.57%	—	—	—	—	—
Revolving credit borrowings - Multi-currency	$—	$—	$—	$—	$48.3	$—	$48.3	$48.3
Interest expense	0.8	0.8	0.8	0.8	0.5	—	3.7
Interest rate (a)	1.69%	1.69%	1.69%	1.69%	1.69%	—
Revolving credit borrowings - France	$—	$—	$—	$—	$6.3	$—	$6.3	$6.3
Interest expense	0.1	0.1	0.1	0.1	0.1	—	0.5
Interest rate (b)	1.24%	1.24%	1.24%	1.24%	1.24%	—
Trade receivables securitization	$—	$—	$295.0	$—	$—	$—	$295.0	$295.0
Interest expense	2.8	2.8	1.9	—	—	—	7.5
Interest rate	0.92%	0.92%	0.92%	—	—	—
____________________

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
Limitations of the Tabular Presentation
As the table incorporates only those interest rate risk exposures that exist as of March 31, 2015, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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
The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-41 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on that evaluation, the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data.”
KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, included under Item 8, “Financial Statements and Supplementary Data.”
(c) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information from the Company’s 2015 Definitive Proxy Statement (“Proxy Statement”) (when it is filed) is incorporated by reference as specified by the Item number of Regulation S-K below.
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
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in the Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee,” “Executive Compensation” and “Compensation of Directors.” The information in these sections is incorporated herein by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

4.3
First Supplemental Indenture dated September 30, 2010 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.25% Senior Notes due 2015. (Incorporated by reference to Exhibit 4.2 to the Company’s September 30, 2010 Current Report on Form 8-K.)

4.4
Second Supplemental Indenture dated June 3, 2011 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.95% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.2 to the Company’s June 3, 2011 Current Report on Form 8-K.)

4.5
Third Supplemental Indenture dated November 26, 2012 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 2.90% Senior Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s November 26, 2012 Current Report on Form 8-K.)

4.6
Fourth Supplemental Indenture dated February 14, 2013 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 1.65% Senior Notes due 2018 and the 2.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s February 14, 2013 Current Report on Form 8-K.)

4.7
Fifth Supplemental Indenture dated June 17, 2014 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.65% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s June 17, 2014 Current Report on Form 8-K.)

4.8
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

*10.6
Amended and Restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K.) Eight other executive officers and two additional associates are parties to substantially identical agreements in all material respects.

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

*10.11
First Amendment to the Amended and Restated 2003 Employee Stock Purchase Plan dated January 29, 2013. (Incorporated by reference to Exhibit 10.11 to the Company’s March 31, 2014 Annual Report on Form 10-K.)

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

10.17
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
Date: May 27, 2015

Airgas, Inc.
(Registrant)

By:	/S/ PETER McCAUSLAND
Peter McCausland
Executive Chairman

By:	/S/ MICHAEL L. MOLININI
Michael L. Molinini
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER McCAUSLAND (Peter McCausland)	Executive Chairman (Co-Principal Executive Officer)	May 27, 2015

/S/ MICHAEL L. MOLININI (Michael L. Molinini)	Director, President and Chief Executive Officer (Co-Principal Executive Officer)	May 27, 2015

/S/ ROBERT M. McLAUGHLIN (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 27, 2015

/S/ THOMAS M. SMYTH (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	May 27, 2015

/S/ JOHN P. CLANCEY (John P. Clancey)	Director	May 27, 2015

/S/ JAMES W. HOVEY (James W. Hovey)	Director	May 27, 2015

/S/ RICHARD C. ILL (Richard C. Ill)	Director	May 27, 2015

/S/ TED B. MILLER, JR. (Ted B. Miller, Jr.)	Director	May 27, 2015

/S/ PAULA A. SNEED (Paula A. Sneed)	Director	May 27, 2015

/S/ DAVID M. STOUT (David M. Stout)	Director	May 27, 2015

/S/ LEE M. THOMAS (Lee M. Thomas)	Director	May 27, 2015

/S/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.)	Director	May 27, 2015

/S/ ELLEN C. WOLF (Ellen C. Wolf)	Director	May 27, 2015

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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2015 and 2014, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2015.
The Audit Committee of the Board of Directors, consisting solely of independent directors, meets regularly (jointly and separately) with the independent registered public accounting firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has direct access to the Audit Committee.

Airgas, Inc.	Airgas, Inc.	Airgas, Inc.

/s/ PETER McCAUSLAND	/s/ MICHAEL L. MOLININI	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland Executive Chairman	Michael L. Molinini President and Chief Executive Officer	Robert M. McLaughlin Senior Vice President and Chief Financial Officer

May 27, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.

Airgas, Inc.	Airgas, Inc.	Airgas, Inc.

/s/ PETER McCAUSLAND	/s/ MICHAEL L. MOLININI	/S/ ROBERT M. MCLAUGHLIN
Peter McCausland Executive Chairman	Michael L. Molinini President and Chief Executive Officer	Robert M. McLaughlin Senior Vice President and Chief Financial Officer

May 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the accompanying consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (Accompanying Index). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Accompanying Index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Philadelphia, Pennsylvania
May 27, 2015

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2015	2014	2013
Net Sales	$5,304,885	$5,072,537	$4,957,497
Costs and Expenses:
Cost of products sold (excluding depreciation)	2,355,875	2,247,574	2,235,567
Selling, distribution and administrative expenses	1,978,674	1,889,123	1,828,524
Restructuring and other special charges, net (Note 22)	—	—	8,089
Depreciation	297,710	275,461	261,622
Amortization (Note 7)	31,348	29,845	27,278
Total costs and expenses	4,663,607	4,442,003	4,361,080
Operating Income	641,278	630,534	596,417
Interest expense, net (Note 14)	(62,232)	(73,698)	(67,494)
Loss on the extinguishment of debt (Note 9)	—	(9,150)	—
Other income, net	5,075	4,219	14,494
Earnings before income taxes	584,121	551,905	543,417
Income taxes (Note 5)	(216,035)	(201,121)	(202,543)
Net Earnings	$368,086	$350,784	$340,874
Net Earnings Per Common Share (Note 15):
Basic earnings per share	$4.93	$4.76	$4.45
Diluted earnings per share	$4.85	$4.68	$4.35
Weighted Average Shares Outstanding:
Basic	74,702	73,623	76,651
Diluted	75,851	74,910	78,307

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
(In thousands)	2015	2014	2013
Net earnings	$368,086	$350,784	$340,874
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(15,708)	(4,235)	(1,274)
Reclassification of hedging loss included in net earnings (Note 10)	517	517	517
Other comprehensive income (loss), before tax	(15,191)	(3,718)	(757)
Net tax expense of other comprehensive income items	(191)	(191)	(191)
Other comprehensive income (loss), net of tax	(15,382)	(3,909)	(948)
Comprehensive income	$352,704	$346,875	$339,926

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash	$50,724	$69,561
Trade receivables, less allowances for doubtful accounts of $27,016 and $31,757 at March 31, 2015 and 2014, respectively	708,227	701,060
Inventories, net (Note 4)	474,070	478,149
Deferred income tax asset, net (Note 5)	58,072	57,961
Prepaid expenses and other current assets	124,591	92,356
Total current assets	1,415,684	1,399,087
Plant and equipment at cost (Note 6)	5,305,059	4,931,064
Less accumulated depreciation	(2,353,293)	(2,128,649)
Plant and equipment, net	2,951,766	2,802,415
Goodwill (Note 7)	1,313,644	1,289,896
Other intangible assets, net (Note 7)	244,519	258,836
Other non-current assets	47,997	43,080
Total assets	$5,973,610	$5,793,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$206,187	$196,911
Accrued expenses and other current liabilities (Note 8)	346,879	345,676
Short-term debt (Note 9)	325,871	387,866
Current portion of long-term debt (Note 9)	250,110	400,322
Total current liabilities	1,129,047	1,330,775
Long-term debt, excluding current portion (Note 9)	1,748,662	1,706,774
Deferred income tax liability, net (Note 5)	854,574	825,897
Other non-current liabilities	89,741	89,219
Commitments and contingencies (Notes 16 and 17)
Stockholders’ Equity (Note 12)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at March 31, 2015 and 2014	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,554 and 87,353 shares issued at March 31, 2015 and 2014, respectively	876	874
Capital in excess of par value	853,800	789,789
Retained earnings	2,231,026	2,047,843
Accumulated other comprehensive income	(14,853)	529
Treasury stock, 12,197 and 13,264 shares at cost at March 31, 2015 and 2014, respectively	(919,263)	(998,386)
Total stockholders’ equity	2,151,586	1,840,649
Total liabilities and stockholders’ equity	$5,973,610	$5,793,314

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2015, 2014 and 2013
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Balance - April 1, 2012	86,874	$869	$649,551	$1,701,478	$5,386	(10,207)	$(607,026)	$1,750,258
Net earnings				340,874				340,874
Foreign currency translation adjustments					(1,274)			(1,274)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			—	(58,755)		2,421	147,455	88,700
Dividends paid on common stock ($1.60 per share) (Note 12)				(122,202)				(122,202)
Excess tax benefit associated with the exercise of stock options			36,160					36,160
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	261	2	17,086					17,088
Stock-based compensation expense (Note 13)			27,053					27,053
Purchase of treasury stock (Note 12)						(6,291)	(600,000)	(600,000)
Balance - March 31, 2013	87,135	$871	$729,850	$1,861,395	$4,438	(14,077)	$(1,059,571)	$1,536,983
Net earnings				350,784				350,784
Foreign currency translation adjustments					(4,235)			(4,235)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			—	(22,875)		813	61,185	38,310
Dividends paid on common stock ($1.92 per share) (Note 12)				(141,461)				(141,461)
Excess tax benefit associated with the exercise of stock options			13,668					13,668
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	218	3	17,310					17,313
Stock-based compensation expense (Note 13)			28,961					28,961
Balance - March 31, 2014	87,353	$874	$789,789	$2,047,843	$529	(13,264)	$(998,386)	$1,840,649

AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
Years Ended March 31, 2015, 2014 and 2013
(In thousands, except per share amounts)	Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock	Total Stockholders’ Equity
Net earnings				368,086				368,086
Foreign currency translation adjustments					(15,708)			(15,708)
Reclassification of hedging loss included in net earnings (Note 10)					517			517
Net tax expense of other comprehensive income items					(191)			(191)
Treasury stock reissuances in connection with stock options exercised (Note 13)			(1,368)	(20,386)		1,026	76,033	54,279
Reissuance of treasury stock for acquisition (Note 3)			1,368			41	3,090	4,458
Dividends paid on common stock ($2.20 per share) (Note 12)				(164,517)				(164,517)
Excess tax benefit associated with the exercise of stock options			16,045					16,045
Shares issued in connection with the Employee Stock Purchase Plan (Note 13)	201	2	17,939					17,941
Stock-based compensation expense (Note 13)			30,027					30,027
Balance - March 31, 2015	87,554	$876	$853,800	$2,231,026	$(14,853)	(12,197)	$(919,263)	$2,151,586

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$368,086	$350,784	$340,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	297,710	275,461	261,622
Amortization	31,348	29,845	27,278
Impairment	—	—	1,729
Deferred income taxes	32,841	(6,869)	36,309
Loss (gain) on sales of plant and equipment	(3,137)	(1,264)	(1,551)
Gain on sale of businesses	—	—	(6,822)
Stock-based compensation expense	30,027	28,961	27,053
Loss on the extinguishment of debt	—	9,150	—
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Trade receivables, net	(925)	20,030	(42,485)
Inventories, net	5,091	2,291	(62,317)
Prepaid expenses and other current assets	(31,935)	41,408	(14,706)
Accounts payable, trade	4,954	4,732	(2,636)
Accrued expenses and other current liabilities	(3,377)	(4,463)	(8,090)
Other, net	(12,646)	(5,206)	(5,990)
Net cash provided by operating activities	718,037	744,860	550,268
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(468,789)	(354,587)	(325,465)
Proceeds from sales of plant, equipment and businesses	23,083	15,483	31,413
Business acquisitions and holdback settlements	(51,382)	(203,529)	(97,521)
Other, net	325	(951)	(1,286)
Net cash used in investing activities	(496,763)	(543,584)	(392,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(62,776)	387,352	(388,452)
Proceeds from borrowings of long-term debt	317,423	135,861	862,832
Repayment of long-term debt	(415,907)	(636,587)	(21,428)
Financing costs	(5,445)	—	(6,697)
Premium paid on redemption of senior subordinated notes	—	(7,676)	—
Purchase of treasury stock	—	(8,127)	(591,873)
Proceeds from the exercise of stock options	54,280	38,310	88,700
Stock issued for the Employee Stock Purchase Plan	17,940	17,313	17,088
Excess tax benefit realized from the exercise of stock options	16,045	13,668	36,160
Dividends paid to stockholders	(164,517)	(141,461)	(122,202)
Change in cash overdraft and other	2,846	(16,754)	10,186
Net cash used in financing activities	(240,111)	(218,101)	(115,686)
Change in cash	$(18,837)	$(16,825)	$41,723
Cash – Beginning of period	69,561	86,386	44,663
Cash – End of period	$50,724	$69,561	$86,386

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
Airgas, Inc., together with its subsidiaries (“Airgas” or the “Company”), became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made more than 450 acquisitions to become one of the nation’s leading suppliers of industrial, medical and specialty gases, and hardgoods, such as welding equipment and related products. Airgas is a leading U.S. producer of atmospheric gases, carbon dioxide, dry ice and nitrous oxide, one of the largest U.S. suppliers of safety products, and a leading U.S. supplier of refrigerants, ammonia products and process chemicals. The Company markets its products and services through multiple sales channels, including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-Business and independent distributors. Approximately 17,000 associates work in more than 1,100 locations, including branches, retail stores, gas fill plants, specialty gas labs, production facilities and distribution centers.
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
(f) Plant and Equipment
Plant and equipment are initially stated at cost. Long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded values cannot be recovered from the undiscounted future cash flows. For impairment testing purposes, long-lived assets are grouped with other assets and liabilities

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded for construction in progress during each of the years in the three-year period ended March 31, 2015 was not material.
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
(h) Goodwill and Other Intangible Assets
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
Other intangible assets primarily consist of non-competition agreements and customer relationships resulting from business acquisitions. Both non-competition agreements and customer relationships are recorded based on their acquisition date fair values. Non-competition agreements are amortized using the straight-line method over the respective terms of the agreements. Customer relationships are amortized using the straight-line method over their estimated useful lives, which range from seven to 25 years. The determination of the estimated benefit periods associated with customer relationships is based on an analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to the Company’s other intangible assets.
The Company evaluates the estimated benefit periods and recoverability of its other intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying values of the asset group containing other intangible assets may not be recoverable through the projected undiscounted future cash flows of the group. If the carrying value of the asset group containing other intangible assets is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is determined using discounted cash flows or other techniques.
(i) Deferred Financing Costs
Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in other non-current assets, depending upon the classification of the debt to which the costs relate. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.
(j) Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period during which the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning plant and bulk tank sites to their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaled $20.4 million and $19.0 million at March 31, 2015 and 2014, respectively, and are reflected within other non-current liabilities on the Company’s consolidated balance sheets.
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
(l) Loss Contingencies
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
(o) Treasury Stock
The Company records repurchases of its common stock for treasury at cost. Upon the reissuance of the Company’s common stock from treasury, differences between the proceeds from reissuance and the average cost of the treasury stock are credited or charged to capital in excess of par value to the extent of prior credits related to the reissuance of treasury stock. If no such credits exist, the differences are charged to retained earnings.
(p) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries primarily throughout North America. Credit terms granted to customers are generally net 30 days.
(q) Derivative Instruments and Hedging Activities
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. The Company’s involvement with derivative instruments has been limited to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap and treasury rate lock agreements used to manage well-defined interest rate risk exposures. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for receiving a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. Treasury rate lock agreements are used to fix the interest rate related to forecasted debt issuances. Interest rate swap and treasury rate lock agreements are not entered into for trading purposes.
When the Company has derivative instruments outstanding, it monitors its positions as well as the credit ratings of its counterparties, including the potential for non-performance by the counterparties. The Company recognizes outstanding derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet. Interest rate contracts have traditionally been designated as hedges and recorded at fair value, with changes in fair value recognized in either accumulated other comprehensive income or in the carrying value of the hedged portions of fixed-rate debt, as applicable. Gains and losses on derivative instruments representing hedge ineffectiveness were recognized immediately in the respective year’s earnings.
(r) Revenue Recognition
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
(s) Cost of Products Sold (Excluding Depreciation)
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
(t) Selling, Distribution and Administrative Expenses
Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(u) Shipping and Handling Fees and Distribution Costs
The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight-in are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company and third-party vehicles, are reflected in selling, distribution and administrative expenses and were $889 million, $850 million and $841 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $32 million, $32 million and $30 million was recognized in depreciation for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.
(v) Stock-based Compensation
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
Accounting Pronouncements Not Yet Adopted
In April 2014, the FASB issued new guidance on the reporting of discontinued operations. The guidance amends existing standards by limiting the presentation of discontinued operations to disposals that represent a strategic shift with a major effect on an entity’s operations and financial results. In contrast, many disposals under current standards, which may be more routine in nature and not change an entity’s strategy, are reported in discontinued operations. The guidance also requires new disclosures around both disposals qualifying for discontinued operations as well as significant disposals that are not considered discontinued operations. The Company adopted the new guidance effective April 1, 2015. The guidance did not have an impact on the Company’s consolidated financial statements and related disclosures upon adoption. The Company will prospectively apply the provisions of the new guidance to applicable disposal transactions.
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
In February 2015, the FASB issued new guidance changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, including early adoption in an interim period. The new guidance may be applied using either a modified retrospective approach or on a full retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance simplifying the financial statement presentation of debt issuance costs. The new guidance specifies that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this accounting standards update. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this accounting standards update provide guidance to customers about whether a cloud computing arrangement includes a software license. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for service contracts. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted. The new guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
(3) ACQUISITIONS AND DIVESTITURES
Acquisitions are recorded using the acquisition method of accounting and accordingly, results of their operations are included in the Company’s consolidated financial statements from the effective date of each respective acquisition. The Company negotiates the respective purchase prices of acquired businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price for each business is allocated based on the fair values of the assets acquired and liabilities assumed. Management estimates the fair values of acquired intangible assets other than goodwill using the income approach (i.e. discounted cash flows), and plant and equipment using either the cost or market approach, depending on the type of fixed asset.
Fiscal 2015
During fiscal 2015, the Company acquired 14 businesses with historical annual sales of approximately $55 million. Transaction and other integration costs incurred in fiscal 2015 were $1.7 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $27 million in net sales in fiscal 2015.
Purchase price allocations for certain businesses most recently acquired during fiscal 2015 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2015 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$50,774	$1,053	$51,827
Airgas, Inc. common stock (b)	4,458	—	4,458
Fair value of total consideration transferred	$55,232	$1,053	$56,285

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$9,705	$3	$9,708
Plant and equipment	13,824	—	13,824
Other intangible assets	15,122	1,040	16,162
Current liabilities	(5,765)	(50)	(5,815)
Non-current liabilities	(4,526)	—	(4,526)
Total identifiable net assets	28,360	993	29,353

Goodwill	26,872	60	26,932
	$55,232	$1,053	$56,285
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

The fair value of trade receivables acquired with fiscal 2015 acquisitions was $6.2 million, with gross contractual amounts receivable of $7.0 million. Goodwill associated with fiscal 2015 acquisitions was $25.1 million, of which $20.9

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including increased distribution density and enhanced capabilities that that will facilitate the sale of industrial, medical and specialty gases, and related supplies. Other intangible assets related to fiscal 2015 acquisitions represent customer relationships and non-competition agreements and amounted to $11.3 million and $4.8 million, respectively. See Note 7 for further information on goodwill and other intangible assets.
Pro Forma Operating Results
The following table provides unaudited pro forma results of operations for fiscal 2015 and 2014, as if fiscal 2015 acquisitions had occurred on April 1, 2013. The pro forma results were prepared from financial information obtained from the sellers of the businesses, as well as information obtained during the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2013 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2015	2014
Net sales	$5,327,458	$5,123,979
Net earnings	368,305	351,941
Diluted earnings per share	$4.86	$4.70
Fiscal 2014
During fiscal 2014, the Company acquired eleven businesses with historical annual sales of approximately $82 million. The largest of these businesses was The Encompass Gas Group, Inc. (“Encompass”), headquartered in Rockford, Illinois. With eleven locations in Illinois, Wisconsin, and Iowa, Encompass was one of the largest privately-owned suppliers of industrial, medical, and specialty gases and related hardgoods in the United States, generating approximately $55 million in sales in calendar 2012. Transaction and other integration costs incurred in fiscal 2014 were $1.5 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $33 million in net sales in fiscal 2014.
The following table summarizes, as of March 31, 2014, the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2014 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$204,957	$413	$205,370

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$14,631	$9	$14,640
Plant and equipment	48,919	(746)	48,173
Other intangible assets	60,190	—	60,190
Current liabilities	(6,088)	1,366	(4,722)
Non-current liabilities	(8,321)	—	(8,321)
Total identifiable net assets	109,331	629	109,960

Goodwill	95,626	(216)	95,410
	$204,957	$413	$205,370
__________________

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

The fair value of trade receivables acquired with fiscal 2014 acquisitions was $8.9 million, with gross contractual amounts receivable of $9.4 million. Goodwill associated with fiscal 2014 acquisitions was $93.3 million, of which $89.7 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies. Other intangible assets related to fiscal 2014 acquisitions represent customer relationships and non-competition agreements, and amounted to $55.8 million and $4.3 million, respectively.
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
Fiscal 2013
During fiscal 2013, the Company acquired 18 businesses with historical annual sales of approximately $95 million. Transaction and other integration costs incurred in fiscal 2013 were $1.3 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $30 million in net sales in fiscal 2013.
The following table summarizes, as of March 31, 2013, the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2013 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$93,555	$3,966	$97,521

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$14,627	$548	$15,175
Plant and equipment	24,191	1,018	25,209
Other intangible assets	38,658	2,155	40,813
Current liabilities	(10,990)	(2,134)	(13,124)
Non-current liabilities	(4,035)	(722)	(4,757)
Total identifiable net assets	62,451	865	63,316

Goodwill	31,104	3,101	34,205
	$93,555	$3,966	$97,521
________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

The fair value of trade receivables acquired with fiscal 2013 acquisitions was $9.2 million, with gross contractual amounts receivable of $9.6 million. Goodwill associated with fiscal 2013 acquisitions was $35.2 million and is deductible for

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of geographical coverage that will facilitate the sale of industrial, medical and specialty gases and related supplies, and the addition of businesses complementary to the Company’s portfolio of products and services. Other intangible assets related to fiscal 2013 acquisitions represent customer relationships and non-competition agreements, and amounted to $30.4 million and $11.7 million, respectively.
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
(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	March 31, 2015	March 31, 2014
Hardgoods	$311,453	$313,127
Gases	162,617	165,022
	$474,070	$478,149
(5) INCOME TAXES
Earnings before income taxes were derived from the following sources:

	Years Ended March 31,
(In thousands)	2015	2014	2013
United States	$572,182	$539,063	$519,833
Foreign	11,939	12,842	23,584
	$584,121	$551,905	$543,417
Income tax expense consists of:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Current:
Federal	$163,774	$184,308	$145,603
Foreign	2,010	4,561	7,042
State	17,410	19,121	13,589
	183,194	207,990	166,234
Deferred:
Federal	24,499	(4,722)	26,993
Foreign	2,604	(1,127)	(975)
State	5,738	(1,020)	10,291
	32,841	(6,869)	36,309
	$216,035	$201,121	$202,543
Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
	2015	2014	2013
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2.6%	2.1%	2.9%
Domestic production activities deduction	(1.0)%	(1.0)%	(0.9)%
Other, net	0.4%	0.3%	0.3%
	37.0%	36.4%	37.3%
The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
(In thousands)	2015	2014
Deferred Tax Assets:
Inventories	$27,697	$25,874
Deferred rental income	17,986	18,256
Insurance reserves	14,157	12,627
Litigation settlement and other reserves	3,132	3,181
Asset retirement obligations	7,553	7,180
Stock-based compensation	33,538	30,934
Other	19,876	21,864
Net operating loss carryforwards	12,061	13,081
Valuation allowance	(671)	(308)
	135,329	132,689
Deferred Tax Liabilities:
Plant and equipment	(711,840)	(702,080)
Intangible assets	(207,690)	(188,289)
Other	(12,301)	(10,256)
	(931,831)	(900,625)
Net deferred tax liability	$(796,502)	$(767,936)
Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2015	2014
Current deferred income tax asset, net	$58,072	$57,961
Non-current deferred income tax liability, net	(854,574)	(825,897)
Net deferred tax liability	$(796,502)	$(767,936)
The Company has recorded tax benefits amounting to $16.0 million, $13.7 million and $36.2 million in the years ended March 31, 2015, 2014 and 2013, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
The Company has recorded deferred tax assets related to the expected future tax benefits of net operating losses of $12.1 million and $13.1 million as of March 31, 2015 and 2014, respectively. Federal and state net operating loss carryforwards expire at various times through 2034. Foreign net operating losses are available to offset future income taxes over an indefinite period.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes have not been provided on approximately $99 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
As of March 31, 2015, the Company has unrecognized state tax benefits of approximately $21.0 million, which were recorded in other non-current liabilities, and a related $8.6 million of federal tax assets associated with those state tax benefits recorded in non-current deferred tax assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
A reconciliation of the beginning and ending amount of unrecognized net income tax benefits, including penalties associated with uncertain tax positions, is as follows:

	March 31,
(In thousands)	2015	2014
Beginning unrecognized net income tax benefits	$18,224	$16,467
Additions for current year tax positions	3,565	3,054
Additions for tax positions of prior years	1,288	151
Reductions for tax positions of prior years	(1,646)	(1,448)
Reductions for settlements with taxing authorities	(234)	—
Reductions as a result of expiration of applicable statutes of limitations	(214)	—
Ending unrecognized net income tax benefits	$20,983	$18,224
Interest and penalties recognized for the years ended March 31, 2015, 2014 and 2013 were classified as income tax expense in the Company’s consolidated statements of earnings and were not material. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense. The Company had approximately $4.7 million and $4.8 million for the payment of interest and penalties accrued at March 31, 2015 and 2014, respectively.
The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state or local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2011.
(6) PLANT AND EQUIPMENT
The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable Lives (Yrs)	2015	2014
(In thousands)
Land and land improvements	—	$225,721	$209,195
Buildings and improvements	25	581,076	538,712
Cylinders	30	1,461,600	1,405,857
Bulk tank stations	10 to 30 (Average 17)	789,881	720,717
Rental equipment	2 to 10	466,833	403,351
Machinery and equipment	7 to 10	988,857	948,638
Computers, furniture and fixtures	3 to 10	338,316	303,400
Transportation equipment	3 to 15	369,034	341,709
Construction in progress	—	83,741	59,485
		$5,305,059	$4,931,064

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analysis. Changes in the carrying amount of goodwill by business segment for fiscal 2015 and 2014 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2013	$998,128	$197,485	$1,195,613
Acquisitions (a)	95,626	(216)	95,410
Other adjustments, including foreign currency translation	(1,026)	(101)	(1,127)
Balance at March 31, 2014	1,092,728	197,168	1,289,896
Acquisitions (a)	26,872	60	26,932
Other adjustments, including foreign currency translation	(3,031)	(153)	(3,184)
Balance at March 31, 2015	$1,116,569	$197,075	$1,313,644
____________________

(a)	Includes acquisitions completed during the respective year and adjustments made to prior year acquisitions.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company believes its refrigerants business remains well-positioned over the long-term to benefit from the affirmed production and consumption reductions as a leading reclaimer and recycler of R-22, and that the impact from the EPA’s October 2014 ruling will be incrementally positive for its refrigerants business over the long-term. However, there is uncertainty as to how the final ruling will impact the market dynamics in the near-term, as the market sheds the excess inventory that has accumulated throughout the supply chain since the previous EPA ruling in March 2013. Changes in the reporting unit’s estimated future cash flows as a result of near-term uncertainty in the market based on the excess inventory build-up, as well as the pace and extent of marketplace migration toward the use of reclaimed product, could adversely affect the fair value or carrying amount of this reporting unit. As a result, the Company will continue to monitor this business and consider interim analyses of goodwill as appropriate. The amount of goodwill associated with this reporting unit was $88 million at March 31, 2015.
Other Intangible Assets
Other intangible assets by major class are as follows:

	March 31, 2015				March 31, 2014
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$345,805	$(120,321)	$225,484	17	$345,199	$(107,577)	$237,622
Non-competition agreements	6	43,204	(24,335)	18,869	7	40,316	(19,287)	21,029
Other		200	(34)	166		199	(14)	185
		$389,209	$(144,690)	$244,519		$385,714	$(126,878)	$258,836
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for fiscal 2015 and 2014 was $30.0 million and $28.6 million, respectively. Estimated future amortization expense by fiscal year is as follows: fiscal 2016 - $29.1 million; 2017 - $27.2 million; 2018 - $25.4 million; 2019 - $23.4 million; 2020 - $21.9 million; and $117.5 million thereafter.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the impairment analysis performed on the long-lived assets at this reporting unit, the Company recorded a charge of $1.7 million related to certain of the other intangible assets associated with this business during the year ended March 31, 2013. The charge was reflected in the “Restructuring and other special charges, net” line item of the Company’s consolidated statement of earnings and was not allocated to the Company’s business segments (see Note 21). See Note 11 for further information on the valuation methodology used in determining the impairment loss.
Subsequent to the intangible asset write-down, the Company performed an assessment of the carrying value of goodwill associated with the reporting unit. The assessment did not indicate that the reporting unit’s goodwill was potentially impaired.
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	March 31, 2015	March 31, 2014
Accrued payroll and employee benefits	$98,547	$92,038
Business insurance reserves (a)	49,934	49,372
Taxes other than income taxes	22,863	25,183
Cash overdraft	71,537	68,245
Deferred rental revenue	34,538	34,557
Accrued interest	12,860	11,335
Other accrued expenses and current liabilities	56,600	64,946
	$346,879	$345,676
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.6 million at March 31, 2015 and $11.8 million at March 31, 2014, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(9) INDEBTEDNESS
Total debt consists of:

(In thousands)	March 31, 2015	March 31, 2014
Short-term
Money market loans	$—	$—
Commercial paper	325,871	387,866
Short-term debt	$325,871	$387,866

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	48,332	54,230
Revolving credit borrowings - France	6,277	8,056
Senior notes, net	1,648,608	1,748,774
Other long-term debt	555	1,036
Total long-term debt	1,998,772	2,107,096
Less current portion of long-term debt	(250,110)	(400,322)
Long-term debt, excluding current portion	$1,748,662	$1,706,774

Total debt	$2,324,643	$2,494,962
Money Market Loans

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that expires on December 29, 2015. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At March 31, 2015, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2015. The agreement may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2015, there were no advances outstanding under the agreement.
Commercial Paper
In November 2014, the Company’s commercial paper program, which is supported by its Credit Facility, was increased to $1 billion in conjunction with the increased size of the Credit Facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. At March 31, 2015, $326 million was outstanding under the commercial paper program and the average interest rate on these borrowings was 0.57%. There was $388 million outstanding under the commercial paper program at March 31, 2014.
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
On December 5, 2014, the Company entered into the Fourth Amendment to the Securitization Agreement, which extended the expiration date of the Securitization Agreement from December 5, 2016 to December 5, 2017. At March 31, 2015, the amount of outstanding borrowing under the Securitization Agreement was $295 million. Amounts borrowed under the Securitization Agreement could fluctuate monthly based on the Company’s funding requirements and the level of qualified trade receivables available to collateralize the Securitization Agreement. The Securitization Agreement contains customary events of termination, including standard cross-default provisions with respect to outstanding debt.
Senior Credit Facility
On November 18, 2014, the Company entered into a $1 billion Amended and Restated Credit Facility (the “Credit Facility”) to amend and restate the previous amended and restated credit agreement dated July 19, 2011. The Credit Facility consists of an $875 million U.S. dollar revolving credit line, with a $100 million letter of credit sublimit and a $75 million swingline sublimit, and a $125 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is November 18, 2019. Under the circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $500 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
As of March 31, 2015, the Company had $48 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at March 31, 2015. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. U.S. dollar revolver borrowings bear interest at the LIBOR plus 125 basis points. The multi-currency revolver bears interest based on a rate of 125 basis points over the Euro currency rate applicable to each foreign currency borrowing. As of March 31, 2015, the average interest rate on the multi-currency revolver was 1.69%. In addition to the borrowing spread of 125 basis points for U.S. dollar and multi-currency revolver borrowings, the Company pays a commitment (or unused) fee on the undrawn portion of the Credit Facility equal to 15 basis points per annum.
At March 31, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default including, without limitation,

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. At March 31, 2015, the Company was in compliance with all covenants under all of its debt agreements. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. As of March 31, 2015, $575 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company also maintains a committed revolving line of credit of up to €8.0 million (U.S. $8.6 million) to fund its operations in France. These revolving credit borrowings are outside of the Company’s Credit Facility. At March 31, 2015, these revolving credit borrowings were €5.8 million (U.S. $6.3 million). The variable interest rates on these revolving credit borrowings are based on the Euro currency rate plus 125 basis points. On December 12, 2014, the Company amended the terms of this revolving credit agreement to reduce the commitment fee and extend the maturity to November 18, 2019.
Senior Notes
The Company’s senior notes consisted of the following:

(In thousands)					Principal
Description	Coupon	Yield	Maturity Date	Semi-annual Interest Payment Dates	March 31, 2015	March 31, 2014
2014 Notes (a)	4.50%	4.527%	09/15/2014	March 15 and September 15	$—	$400,000
2015 Notes (b)	3.25%	3.283%	10/01/2015	April 1 and October 1	250,000	250,000
2016 Notes	2.95%	2.980%	06/15/2016	June 15 and December 15	250,000	250,000
2018 Notes	1.65%	1.685%	02/15/2018	February 15 and August 15	325,000	325,000
2020 Notes	2.375%	2.392%	02/15/2020	February 15 and August 15	275,000	275,000
2022 Notes	2.90%	2.913%	11/15/2022	May 15 and November 15	250,000	250,000
2024 Notes (c)	3.65%	3.673%	07/15/2024	January 15 and July 15	300,000	—
					1,650,000	1,750,000
				Less: unamortized discount	(1,392)	(1,226)
				Senior notes, net	$1,648,608	$1,748,774
____________________

(a)	The 2014 Notes were repaid by the Company in September 2014.

(b)	The 2015 Notes are included within the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.

(c)
On June 17, 2014, the Company issued the 2024 Notes. The net proceeds from the sale of the 2024 Notes were used for general corporate purposes, including to fund acquisitions and repay indebtedness under the Company’s commercial paper program. Interest payments on the 2024 Notes commenced on January 15, 2015.

The 2015, 2016, 2018, 2020, 2022 and 2024 Notes (collectively, the “Senior Notes”) contain covenants that could restrict the incurrence of liens and limit sale and leaseback transactions. Additionally, the Company has the option to redeem the Senior Notes prior to their maturity, in whole or in part, at 100% of the principal plus any accrued but unpaid interest and applicable make-whole payments.
Debt Extinguishment Charge
On October 2, 2013, the Company redeemed its $215 million 7.125% senior subordinated notes originally due to mature on October 1, 2018 in full at a price of 103.563%. A loss on the early extinguishment of debt of $9.1 million was recognized during the year ended March 31, 2014 related to the redemption premium and the write-off of unamortized debt issuance costs.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at March 31, 2015 are as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Debt Maturities (a)
Years Ending March 31,
2016	$250,147
2017	250,311
2018	620,095
2019	—
2020	329,610
Thereafter	550,000
$2,000,163
____________________

(a)	Outstanding borrowings under the Securitization Agreement at March 31, 2015 are reflected as maturing at the agreement’s expiration in December 2017.
The Senior Notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.4 million at March 31, 2015.
(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Cash Flow Hedges
In anticipation of the issuance of the 2015 Notes, the Company entered into a treasury rate lock agreement in July 2010 with a notional amount of $100 million that matured in September 2010. The treasury rate lock agreement was designated as a cash flow hedge of the semi-annual interest payments associated with the forecasted issuance of the 2015 Notes. When the treasury rate lock agreement matured, the Company realized a loss of $2.6 million ($1.6 million after tax) which was reported as a component within accumulated other comprehensive income (“AOCI”) and is being reclassified into earnings over the term of the 2015 Notes. For the years ended March 31, 2015, 2014 and 2013, $517 thousand of the loss on the treasury rate lock was reclassified to interest expense during each period (see Note 12 for details). At March 31, 2015, the remaining estimated loss recorded in AOCI on the treasury rate lock agreement was not material, and will be reclassified into earnings through the maturity date of the 2015 Notes in October 2015.
Fair Value Hedges
The Company previously had five variable interest rate swap agreements outstanding with a notional amount of $300 million, which were designated as fair value hedges. These variable interest rates swaps were used to effectively convert the Company’s $300 million of fixed rate 2.85% senior notes (the “2013 Notes”) to variable rate debt. The swap agreements matured on October 1, 2013, coinciding with the maturity date of the Company’s 2013 Notes. For these derivative instruments designated as fair value hedges, the Company recorded the gain or loss on the derivatives (interest rate swaps) as well as the offsetting gain or loss on the hedged item attributable to the hedged risk (the 2013 Notes) in interest expense in the consolidated statements of earnings for the respective years. The net gain or loss recorded in earnings as a result of hedge ineffectiveness related to the designated fair value hedges was immaterial for the years ended March 31, 2014 and 2013.
Tabular Disclosure
There were no outstanding derivative instruments on the Company’s consolidated balance sheets at March 31, 2015 or 2014, nor any derivative instruments used by the Company during the year ended March 31, 2015. The following table illustrates the effect of derivative instruments in fair value hedging relationships on the Company’s earnings. See Note 12 for the tabular presentation of derivative instruments in cash flow hedging relationships related to the treasury rate lock agreement.
Effect of Derivative Instruments in Fair Value Hedging Relationships on Earnings

	Location of Gain (Loss) Recognized in Pre-tax Income	Amount of Gain (Loss) Recognized in Pre-Tax Income
(In thousands)		Years Ended March 31,
Derivatives in Fair Value Hedging Relationships		2014	2013
Change in fair value of variable interest rate swaps	Interest expense, net	$(2,490)	$(4,244)
Change in carrying value of 2013 Notes	Interest expense, net	2,496	4,273
Net effect	Interest expense, net	$6	$29

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and 2014 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2015
Assets:
Deferred compensation plan assets	$16,288	$16,288	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,288	$16,288	$—	$—

	Balance at	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
(In thousands)	March 31, 2014
Assets:
Deferred compensation plan assets	$16,387	$16,387	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,387	$16,387	$—	$—
The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of open-ended mutual funds (Level 1) and are included within other non-current assets on the consolidated balance sheets. The Company’s deferred compensation plan liabilities are equal to the plan’s assets and are included within other non-current liabilities on the consolidated balance sheets. Gains or losses on the deferred compensation plan assets are recognized as other income, net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the consolidated statements of earnings. See Note 18 for additional information on the Company’s deferred compensation plan.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the year ended March 31, 2013 are categorized in the table below based on the lowest level of significant input to the valuation. Other than these remeasured assets, there were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2015, 2014 and 2013.

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
Fair Value of Debt
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments, plus the impact of the Company’s fair value hedges as applicable. The fair values of the fixed rate notes disclosed in the following table were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the revolving credit borrowings, securitized receivables and commercial paper approximate their carrying values (see Note 9).

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	March 31, 2015	March 31, 2015	March 31, 2014	March 31, 2014
2014 Notes	—	—	399,952	407,092
2015 Notes	249,962	252,520	249,887	258,630
2016 Notes	249,918	254,953	249,848	259,257
2018 Notes	324,688	323,921	324,579	319,098
2020 Notes	274,791	274,821	274,748	265,600
2022 Notes	249,787	249,028	249,760	233,230
2024 Notes	299,462	310,500	—	—
(12) STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2015, the number of shares of common stock outstanding was 75.4 million, excluding 12.2 million shares of common stock held as treasury stock. At March 31, 2014, the number of shares of common stock outstanding was 74.1 million, excluding 13.3 million shares of common stock held as treasury stock.
Preferred Stock and Redeemable Preferred Stock
The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2015 and 2014, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2015 and 2014, no shares of redeemable preferred stock were issued or outstanding.
Dividends
The Company paid its stockholders regular quarterly cash dividends of $0.55, $0.48 and $0.40 per share at the end of each of its fiscal quarters during the years ended March 31, 2015, 2014 and 2013, respectively. On April 7, 2015, the Company’s Board of Directors declared a cash dividend of $0.60 per share, which is payable on June 30, 2015 to the stockholders of record as of June 15, 2015. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
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
Stock Repurchase Program
In October 2012, the Company announced a share repurchase program, with authorization to repurchase up to $600 million of its common stock. By March 31, 2013, 6.3 million shares had been repurchased for approximately $600 million.
Comprehensive Income
The Company’s comprehensive income was $353 million, $347 million and $340 million for the years ended March 31, 2015, 2014 and 2013, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, net gain or loss on derivative instruments and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s derivative instruments only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net gain or loss on derivative instruments reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties and reclassification adjustments to income. See Note 10 for further information on derivative instruments. The following table presents the gross and net changes in the balances within each component of AOCI for each of the years in the three-year period ended March 31, 2015.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$6,527	$(1,141)	$5,386
Other comprehensive income (loss) before reclassifications	(1,274)	—	(1,274)
Amounts reclassified from AOCI (a)	—	517	517
Tax effect of other comprehensive income items	—	(191)	(191)
Other comprehensive income (loss), net of tax	(1,274)	326	(948)
Balance at March 31, 2013	5,253	(815)	4,438
Other comprehensive income (loss) before reclassifications	(4,235)	—	(4,235)
Amounts reclassified from AOCI (a)	—	517	517
Tax effect of other comprehensive income items	—	(191)	(191)
Other comprehensive income (loss), net of tax	(4,235)	326	(3,909)
Balance at March 31, 2014	1,018	(489)	529
Other comprehensive income (loss) before reclassifications	(15,708)	—	(15,708)
Amounts reclassified from AOCI (a)	—	517	517
Tax effect of other comprehensive income items	—	(191)	(191)
Other comprehensive income (loss), net of tax	(15,708)	326	(15,382)
Balance at March 31, 2015	$(14,690)	$(163)	$(14,853)
___________________

(a)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s 2015 Notes, which is being reclassified into earnings (interest expense) over the term of the 2015 Notes. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the twelve months ended March 31, 2015, 2014 and 2013.

(13) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its equity incentive plan and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company in each of the years in the three-year period ended March 31, 2015.

	Years Ended March 31,
(In thousands)	2015	2014	2013
Stock-based compensation expense related to:
Equity Incentive Plan	$25,935	$24,892	$22,969
Employee Stock Purchase Plan - options to purchase stock	4,092	4,069	4,084
	30,027	28,961	27,053
Tax benefit	(10,624)	(10,392)	(9,338)
Stock-based compensation expense, net of tax	$19,403	$18,569	$17,715
2006 Equity Incentive Plan
On August 14, 2012, the Company’s stockholders approved the Second Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Plan”), which included, among other things, a 4.0 million increase in the maximum number of shares available for issuance under the plan. At March 31, 2015, a total of 11.8 million shares were authorized under the 2006 Equity Plan, as amended, for grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company, of which 3.2 million shares of common stock were available for issuance.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options granted prior to April 1, 2006 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years. Stock options granted to directors vest and are fully exercisable immediately upon being granted.
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2015, 2014 and 2013 was $28.72, $32.41 and $29.40, respectively. The following assumptions were used by the Company in valuing the stock options grants issued in each fiscal year:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected volatility	34.3%	40.5%	40.1%
Expected dividend yield	2.06%	1.95%	1.83%
Expected term	5.6 years	5.6 years	5.7 years
Risk-free interest rate	1.7%	1.0%	0.9%
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
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three years ended March 31, 2015:

	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2012	6,584,482	$47.08
Granted	966,300	$91.52
Exercised	(2,423,265)	$36.67
Forfeited	(75,501)	$67.86
Outstanding at March 31, 2013	5,052,016	$60.26	$196,527
Granted	959,700	$102.96
Exercised	(817,016)	$47.38
Forfeited	(90,276)	$85.04
Outstanding at March 31, 2014	5,104,424	$69.91	$186,816
Granted	977,500	$104.80
Exercised	(1,034,325)	$53.49
Forfeited	(73,929)	$98.24
Outstanding at March 31, 2015	4,973,670	$79.76	$131,135
Vested or expected to vest at March 31, 2015	4,959,195	$79.69	$131,100
Exercisable at March 31, 2015	2,839,584	$65.87	$114,318
The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price of in-the-money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2015, 2014 and 2013 was $60.8 million, $47.0 million and $125.1 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2015 was 4.6 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.
As of March 31, 2015, $41.9 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. As of March 31, 2015, the ESPP was authorized to issue up to 5.5 million shares of Company common stock, of which 1.1 million shares were available for issuance at March 31, 2015, 54,114 shares of which were issued on April 1, 2015.
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
Fair Value
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $20.44, $19.27 and $16.73 for the years ended March 31, 2015, 2014 and 2013, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected volatility	17.1%	19.5%	23.2%
Expected dividend yield	2.07%	1.96%	2.19%
Expected term	3 to 9 months	3 to 9 months	3 to 6 months
Risk-free interest rate	0.06%	0.08%	0.10%
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three years ended March 31, 2015:

	Number of Purchase Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2012	79,208	$51.61
Granted	244,122	$70.74
Exercised	(261,193)	$65.42
Outstanding at March 31, 2013	62,137	$68.74	$1,890
Granted	211,093	$82.88
Exercised	(218,109)	$79.38
Outstanding at March 31, 2014	55,121	$80.77	$1,419
Granted	200,030	$90.82
Exercised	(201,037)	$89.24
Outstanding at March 31, 2015	54,114	$86.47	$1,063
(14) INTEREST EXPENSE, NET
Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Interest expense	$64,191	$75,361	$70,077
Interest and finance charge income	(1,959)	(1,663)	(2,583)
	$62,232	$73,698	$67,494

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.7 million, 1.5 million and 1.3 million shares covered by outstanding stock options that were not dilutive for the years ended March 31, 2015, 2014 and 2013, respectively.
The table below presents the computation of basic and diluted weighted average common shares outstanding for the years ended March 31, 2015, 2014 and 2013:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2015	2014	2013
Numerator:
Net earnings	$368,086	$350,784	$340,874
Denominator:
Basic shares outstanding	74,702	73,623	76,651
Basic earnings per share	$4.93	$4.76	$4.45

(In thousands, except per share amounts)	Years Ended March 31,
Diluted Earnings per Share Computation	2015	2014	2013
Numerator:
Net earnings	$368,086	$350,784	$340,874
Denominator:
Basic shares outstanding	74,702	73,623	76,651
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,149	1,287	1,656
Diluted shares outstanding	75,851	74,910	78,307
Diluted earnings per share	$4.85	$4.68	$4.35
(16) LEASES
The Company leases certain facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2015, 2014 and 2013 totaled approximately $121 million, $110 million and $106 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2015 and 2014. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $29 million, representing approximately 10.2% of the original cost of the equipment currently under lease.
At March 31, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
Years Ending March 31,
2016	$104,273
2017	89,827
2018	74,021
2019	53,640
2020	34,677
Thereafter	52,182
$408,620

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.
Insurance Coverage
The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2015, 2014 and 2013, these programs had deductible limits of $1 million per occurrence. For fiscal 2016, the deductible limits are expected to remain at $1 million per occurrence. The Company believes its business insurance reserves are adequate (see Note 8). The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.
The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company adjusts its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base. The Company’s self-insured medical benefits reserve was $13.8 million and $12.9 million at March 31, 2015 and 2014, respectively.
Supply Agreements
The Company purchases bulk quantities of industrial gases under take-or-pay supply agreements. The Company is a party to take-or-pay supply agreements under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen, argon, hydrogen and helium. The Company is committed to purchase a minimum of approximately $66 million in bulk gases within the next fiscal year under the Air Products supply agreements. The agreements expire at various dates through 2020. The Company also has take-or-pay supply agreements with The Linde Group AG to purchase oxygen, nitrogen, argon and helium. The agreements expire at various dates through 2025 and represent approximately $99 million in minimum bulk gas purchases for the next fiscal year. Additionally, the Company has take-or-pay supply agreements to purchase oxygen, nitrogen, argon, helium and ammonia from other major producers. Minimum purchases under these contracts for the next fiscal year are approximately $36 million and they expire at various dates through 2024. The Company also purchases liquid carbon dioxide under take-or-pay supply agreements with twelve suppliers that expire at various dates through 2044 and represent minimum purchases of approximately $20 million for the next fiscal year. The level of annual purchase commitments under the Company’s supply agreements beyond the next fiscal year vary based on the expiration of agreements at different dates in the future, among other factors.
The Company’s annual purchase commitments under all of its supply agreements reflect estimates based on fiscal 2015 purchases. The Company’s supply agreements contain periodic pricing adjustments, most of which are based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. If a supply agreement with a major supplier of gases or other raw materials was terminated, the Company would attempt to locate alternative sources of supply to meet customer requirements, including utilizing excess internal production capacity for atmospheric gases. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
At March 31, 2015, future commitments under take-or-pay supply agreements were as follows:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)
Years Ending March 31,
2016	$221,228
2017	218,840
2018	175,250
2019	141,722
2020	97,170
Thereafter	275,656
$1,129,866
Construction Commitments
Construction commitments of approximately $83 million at March 31, 2015 represent outstanding commitments to complete authorized construction projects. At March 31, 2015, the Company had long-term agreements with two customers to construct on-site air separation units. The units will be located in Calvert City, KY and Tuscaloosa, AL.
Letters of Credit
At March 31, 2015, the Company had outstanding letters of credit of $51 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s deductible on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.
(18) BENEFIT PLANS
The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant wages. Amounts expensed under the 401(k) plan for fiscal 2015, 2014 and 2013 were $13.0 million, $12.3 million and $11.7 million, respectively.
The Company has a deferred compensation plan that is a non-qualified plan. The deferred compensation plan allows eligible employees and non-employee directors, who elect to participate in the plan, to defer the receipt of taxable compensation. Participants may set aside up to a maximum of 75% of their base salary and up to a maximum of 100% of their bonus compensation or directors’ fees in tax-deferred investments. The Company’s deferred compensation plan liabilities are funded through an irrevocable rabbi trust. The assets of the trust, which consist of open-ended mutual funds, cannot be reached by the Company or its creditors except in the event of the Company’s insolvency or bankruptcy. Assets held in the rabbi trust were $16.3 million and $16.4 million at March 31, 2015 and 2014, respectively, and are included within other non-current assets on the consolidated balance sheets. The Company’s deferred compensation plan liabilities were $16.3 million and $16.4 million at March 31, 2015 and 2014, respectively, and are included within other non-current liabilities on the consolidated balance sheets. Gains or losses on the deferred compensation plan assets are recognized as other income, net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the consolidated statements of earnings.
(19) RELATED PARTIES
The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2015, 2014 and 2013 were $4.2 million, $4.1 million and $3.9 million, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Interest paid	$62,986	$86,479	$66,569
Income taxes, net of refunds	194,161	164,482	133,951
Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

	Years Ended March 31,
(In thousands)	2015	2014	2013
Fair value of assets acquired	$66,626	$218,413	$115,402
Net cash paid for acquisitions (a)	(51,827)	(205,370)	(97,521)
Stock issued for acquisition (b)	(4,458)	—	—
Liabilities assumed	$10,341	$13,043	$17,881
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single acquisition – see Note 3 for further information.
(21) SUMMARY BY BUSINESS SEGMENT
The Company identifies its businesses as separate operating segments for reporting purposes based on the review of discrete financial results for each of the businesses by the Company’s chief operating decision maker for performance assessment and resource allocation purposes. The Company aggregates its operating segments, based on products and services, into two business segments, Distribution and All Other Operations. The Distribution business segment represents the Company’s only reportable segment under GAAP, while the All Other Operations business segment represents the aggregation of all other operating segments of the Company not considered reportable under GAAP. The Distribution business segment consists of 21 operating segments, including fourteen regional gas and hardgoods distribution businesses, four gas companies that either produce or market gas products sold primarily through the Company’s regional distribution businesses, two companies that sell or provide safety-related products and services, and the Company’s rental welder business. The aggregation of the operating segments that form the Distribution business segment is based on the segment’s foundation as a national integrated distribution business providing a broad array of gas products and supporting services offered in all modes of gas distribution, from large bulk quantities to smaller quantities in cylinder or packaged form, as well as a broad complementary hardgoods product line. Although there have been minor internal organizational changes in certain operating segments that comprise the Distribution business segment, there were no changes to this reportable segment from the prior year.
The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation facilities and national specialty gas labs primarily produce gases that are sold by the regional distribution businesses. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Business units in the Distribution business segment also recognize rental revenue, derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and welding and welding related equipment. Gas and rent represented 59%, 60% and 59% of the Distribution business segment’s sales in fiscal years 2015, 2014 and 2013, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 41%, 40% and 41% of the Distribution business segment’s sales in fiscal years 2015, 2014 and 2013, respectively. The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2015, 2014 and 2013.
The All Other Operations business segment consists of five operating segments, all of which primarily manufacture and/or distribute single gas product lines (carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases). The operating segments reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate reportable segments. Elimination entries represent intercompany sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operations are predominantly in the United States. While the Company does conduct operations outside of the United States in Canada, Mexico, Russia, Dubai and several European countries, revenues from foreign countries represent less than 2% of the Company’s net sales. Revenues derived from foreign countries, based on the point of sale, were $93 million, $88 million and $87 million in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 5% of the consolidated total long-lived assets of the Company and were $143 million, $148 million and $133 million at March 31, 2015, 2014 and 2013, respectively. Long-lived assets primarily consist of plant and equipment, net. The Company’s customer base is diverse with its largest customer accounting for less than 1% of total net sales.
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following tables for the years ended March 31, 2015, 2014 and 2013. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reports expenses (excluding depreciation) related to the implementation of its SAP system under selling, distribution and administrative expenses in the “Eliminations and Other” column. Additionally, the Company’s restructuring and other special charges, net, are not allocated to the Company’s business segments, and are also reflected in the “Eliminations and Other” column. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions on the operating results of each business segment. Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the predominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis in the following tables.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Year Ended
	March 31, 2015
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,823,297	$556,941	$(29,219)	$3,351,019
Hardgoods	1,950,192	3,681	(7)	1,953,866
Net sales (a)	4,773,489	560,622	(29,226)	5,304,885
Cost of products sold (excluding depreciation) (a)	2,092,466	292,635	(29,226)	2,355,875
Selling, distribution and administrative expenses	1,792,116	186,558	—	1,978,674
Depreciation	272,200	25,510	—	297,710
Amortization	27,373	3,975	—	31,348
Total costs and expenses	4,184,155	508,678	(29,226)	4,663,607
Operating income	$589,334	$51,944	$—	$641,278

Assets	$5,397,535	$576,075	$—	$5,973,610
Capital expenditures	$438,867	$29,922	$—	$468,789

	Year Ended
	March 31, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,717,272	$539,954	$(30,404)	$3,226,822
Hardgoods	1,841,518	4,200	(3)	1,845,715
Net sales (a)	4,558,790	544,154	(30,407)	5,072,537
Cost of products sold (excluding depreciation) (a)	1,996,065	281,916	(30,407)	2,247,574
Selling, distribution and administrative expenses	1,705,408	176,289	7,426	1,889,123
Depreciation	252,329	23,132	—	275,461
Amortization	25,512	4,333	—	29,845
Total costs and expenses	3,979,314	485,670	(22,981)	4,442,003
Operating income	$579,476	$58,484	$(7,426)	$630,534

Assets	$5,222,781	$570,533	$—	$5,793,314
Capital expenditures	$317,066	$37,521	$—	$354,587

	Year Ended
	March 31, 2013
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,577,901	$587,322	$(34,201)	$3,131,022
Hardgoods	1,820,204	6,276	(5)	1,826,475
Net sales (a)	4,398,105	593,598	(34,206)	4,957,497
Cost of products sold (excluding depreciation) (a)	1,958,573	311,200	(34,206)	2,235,567
Selling, distribution and administrative expenses	1,620,651	174,643	33,230	1,828,524
Restructuring and other special charges, net	—	—	8,089	8,089
Depreciation	240,167	21,455	—	261,622
Amortization	22,297	4,981	—	27,278
Total costs and expenses	3,841,688	512,279	7,113	4,361,080
Operating income	$556,417	$81,319	$(41,319)	$596,417

Assets	$5,047,042	$571,183	$—	$5,618,225
Capital expenditures	$300,431	$25,034	$—	$325,465
____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) RESTRUCTURING AND OTHER SPECIAL CHARGES, NET
The Company incurred no restructuring and other special charges, including asset impairment charges, for the years ended March 31, 2015 and 2014. The following table presents the components of restructuring and other special charges, net, for the year ended March 31, 2013:

Year Ended March 31,
(In thousands)	2013
Restructuring costs (benefits), net	$(2,177)
Other related costs	8,537
Intangible asset impairment charge	1,729
Total restructuring and other special charges, net	$8,089
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
Restructuring costs related to the plan were not allocated to the Company’s business segments (see Note 21). The activity in the accrued liability balances associated with the restructuring plan was as follows for the years ended March 31, 2015, 2014 and 2013:

(In thousands)	Severance Costs	Facility Exit and Other Costs	Total
Balance at March 31, 2012	$13,138	$990	$14,128
Restructuring charges	—	1,523	1,523
Cash payments	(4,756)	(2,199)	(6,955)
Other adjustments	(3,700)	—	(3,700)
Balance at March 31, 2013	$4,682	$314	$4,996
Cash payments and other adjustments	(3,321)	(237)	(3,558)
Balance at March 31, 2014	$1,361	$77	$1,438
Cash payments and other adjustments	(1,361)	(77)	(1,438)
Balance at March 31, 2015	$—	$—	$—
As of March 31, 2013, the divisional alignment was complete and all material costs related to the restructuring had been incurred. The remaining accrued liability balances associated with the restructuring plan at March 31, 2013 were subsequently paid during the years ended March 31, 2014 and 2015.
Other Related Costs

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended March 31, 2013, the Company also incurred $8.5 million of other costs related to the divisional alignment and LLC formation. These costs primarily related to transition staffing for the BSCs, legal costs and other expenses associated with the Company’s organizational and legal entity changes.
Asset Impairment Charge
As a result of an impairment analysis performed on the long-lived assets associated with a reporting unit in the Company’s All Other Operations business segment, the Company recorded a charge of $1.7 million related to certain of the intangible assets associated with this business during the year ended March 31, 2013 – see Note 7 for further information. The charge was not allocated to the Company’s business segments (see Note 21).
(23) SUPPLEMENTARY INFORMATION (UNAUDITED)
The following table summarizes the unaudited results of operations for each quarter of fiscal 2015 and 2014:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2015
Net sales	$1,313,587	$1,357,755	$1,331,820	$1,301,723
Operating income	155,081	175,781	162,886	147,530
Net earnings	88,852	98,312	93,199	87,723
Basic earnings per share (a)	$1.20	$1.32	$1.25	$1.17
Diluted earnings per share (a)	$1.18	$1.30	$1.23	$1.15

2014
Net sales	$1,279,891	$1,281,970	$1,242,846	$1,267,830
Operating income	156,614	168,769	154,919	150,232
Net earnings (b)	84,686	94,982	82,759	88,357
Basic earnings per share (a)	$1.16	$1.29	$1.12	$1.19
Diluted earnings per share (a)	$1.14	$1.27	$1.10	$1.17
____________________

(a)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the consolidated statements of earnings.

(b)	Net earnings include the impact of the following non-operating items (after tax):

(In thousands)	First	Second	Third	Fourth
2014
Loss on the extinguishment of debt (Note 9)	$—	$—	$5,646	$—
State income tax benefits (c)	—	(1,493)	—	(1,800)

(c)
During the three months ended September 30, 2013, the Company recognized a $1.5 million tax benefit related to a change in a state income tax law, allowing the Company to utilize additional net operating loss carryforwards. During the three months ended March 31, 2014, the Company recognized an additional $1.8 million of tax benefits related to enacted changes in state income tax rates.

(24) SUBSEQUENT EVENT
On April 7, 2015, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.60 per share. The dividend is payable on June 30, 2015 to stockholders of record as of June 15, 2015.

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the Years Ended March 31, 2015, 2014 and 2013

(In thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
2015
Accounts receivable - allowances for doubtful accounts	$31,757	$15,843	$3,228	$(23,812)	$27,016

2014
Accounts receivable - allowances for doubtful accounts	$28,650	$20,310	$7,163	$(24,366)	$31,757

2013
Accounts receivable - allowances for doubtful accounts	$31,845	$23,427	$4,034	$(30,656)	$28,650
____________________
(a)      Principally reflects subsequent collections of accounts previously written-off.
(b)      Write-off of uncollectible accounts.