Form 10-Q
period 2015-06-30
AIRGAS INC
filed 2015-08-05
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of common stock outstanding as of August 3, 2015 was 74,654,017.

AIRGAS, INC.

FORM 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2015	2014
Net Sales	$1,349,710	$1,313,587
Costs and Expenses:
Cost of products sold (excluding depreciation)	597,166	583,406
Selling, distribution and administrative expenses	513,776	494,713
Depreciation	78,075	72,635
Amortization	8,115	7,752
Total costs and expenses	1,197,132	1,158,506
Operating Income	152,578	155,081
Interest expense, net	(14,036)	(16,139)
Other income, net	1,425	1,869
Earnings before income taxes	139,967	140,811
Income taxes	(51,732)	(51,959)
Net Earnings	$88,235	$88,852
Net Earnings per Common Share:
Basic earnings per share	$1.17	$1.20
Diluted earnings per share	$1.16	$1.18
Weighted Average Shares Outstanding:
Basic	75,206	74,272
Diluted	76,105	75,483
Dividends Declared per Common Share	$0.60	$0.55
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Net earnings	$88,235	$88,852
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,810	2,575
Reclassification of hedging loss included in net earnings	129	129
Other comprehensive income (loss), before tax	1,939	2,704
Net tax expense of other comprehensive income items	(48)	(48)
Other comprehensive income (loss), net of tax	1,891	2,656
Comprehensive income	$90,126	$91,508
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	June 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash	$72,208	$50,724
Trade receivables, less allowances for doubtful accounts of $29,149 and $27,016 at June 30, 2015 and March 31, 2015, respectively	718,856	708,227
Inventories, net	460,842	474,070
Deferred income tax asset, net	58,290	58,072
Prepaid expenses and other current assets	93,131	124,591
Total current assets	1,403,327	1,415,684
Plant and equipment at cost	5,448,032	5,305,059
Less accumulated depreciation	(2,421,694)	(2,353,293)
Plant and equipment, net	3,026,338	2,951,766
Goodwill	1,328,551	1,313,644
Other intangible assets, net	248,765	244,519
Other non-current assets	47,796	47,997
Total assets	$6,054,777	$5,973,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$188,330	$206,187
Accrued expenses and other current liabilities	363,758	346,879
Short-term debt	415,964	325,871
Current portion of long-term debt	500,063	250,110
Total current liabilities	1,468,115	1,129,047
Long-term debt, excluding current portion	1,525,442	1,748,662
Deferred income tax liability, net	849,477	854,574
Other non-current liabilities	89,655	89,741
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2015 and March 31, 2015	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,608 and 87,554 shares issued at June 30, 2015 and March 31, 2015, respectively	876	876
Capital in excess of par value	876,177	853,800
Retained earnings	2,268,395	2,231,026
Accumulated other comprehensive income (loss)	(12,962)	(14,853)
Treasury stock, 13,034 and 12,197 shares at cost at June 30, 2015 and March 31, 2015, respectively	(1,010,398)	(919,263)
Total stockholders’ equity	2,122,088	2,151,586
Total liabilities and stockholders’ equity	$6,054,777	$5,973,610
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$88,235	$88,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	78,075	72,635
Amortization	8,115	7,752
Deferred income taxes	(5,828)	(4,554)
Gain on sales of plant and equipment	(1,731)	(959)
Stock-based compensation expense	13,650	14,830
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	(9,151)	(9,104)
Inventories, net	15,064	347
Prepaid expenses and other current assets	32,548	1,163
Accounts payable, trade	(18,130)	(7,473)
Accrued expenses and other current liabilities	23,211	31,567
Other, net	(315)	1,916
Net cash provided by operating activities	223,743	196,972
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(155,719)	(108,580)
Proceeds from sales of plant and equipment	5,153	5,452
Business acquisitions and holdback settlements	(26,182)	(23,463)
Other, net	917	(1,113)
Net cash used in investing activities	(175,831)	(127,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	89,818	(335,015)
Proceeds from borrowings of long-term debt	28,939	300,528
Repayment of long-term debt	(4,579)	(553)
Financing costs	(29)	(2,133)
Purchase of treasury stock	(103,839)	—
Proceeds from the exercise of stock options	6,977	11,578
Stock issued for the Employee Stock Purchase Plan	4,836	4,602
Excess tax benefit realized from the exercise of stock options	3,891	4,063
Dividends paid to stockholders	(44,873)	(40,914)
Change in cash overdraft	(7,569)	(3,673)
Net cash used in financing activities	(26,428)	(61,517)
Change in cash	$21,484	$7,751
Cash – Beginning of period	50,724	69,561
Cash – End of period	$72,208	$77,312
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2015.
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
(2) ACCOUNTING AND DISCLOSURE CHANGES
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the reporting of discontinued operations. The new guidance limits the presentation of discontinued operations to disposals that represent a strategic shift with a major effect on an entity’s operations and financial results. In contrast, many disposals under previous standards, which may have been more routine in nature and not changed an entity’s strategy, were reported in discontinued operations. The new guidance also requires disclosures around both disposals qualifying for discontinued operations as well as significant disposals that are not considered discontinued operations. The Company adopted the new guidance effective April 1, 2015. The guidance did not have an impact on the Company’s consolidated financial statements and related disclosures upon adoption. The Company will prospectively apply the provisions of the new guidance to applicable disposal transactions.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new guidance on the accounting for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. With the deferral, the new standard would be effective for the Company for annual and interim reporting periods beginning on April 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued new guidance changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, including early adoption in an interim period. The new guidance may be applied using either a modified retrospective approach or on a full retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance simplifying the financial statement presentation of debt issuance costs. The new guidance specifies that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In April 2015, the FASB issued new guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments to existing GAAP provide guidance to customers about whether a cloud computing arrangement includes a software license. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted. The new guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
In July 2015, the FASB issued new guidance that changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method; rather, the amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, which is consistent with existing GAAP. The new guidance is effective for the Company on April 1, 2017 on a prospective basis, with early adoption permitted. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.
(3) ACQUISITIONS
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
During the three months ended June 30, 2015, the Company acquired five businesses with aggregate historical annual sales of approximately $33 million, all of which were in the Distribution business segment. Transaction and other integration costs incurred during the three months ended June 30, 2015 were $1.2 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $4 million in net sales during the three months ended June 30, 2015.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Purchase price allocations for certain businesses most recently acquired during the three months ended June 30, 2015 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2016 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)
Consideration
Cash (a)	$26,182

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$4,409
Plant and equipment	3,523
Other intangible assets	11,840
Current liabilities	(4,255)
Non-current liabilities	(1,219)
Total identifiable net assets	14,298

Goodwill	11,884
$26,182
____________________

(a)	Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities associated with prior year acquisitions.
The fair value of trade receivables acquired with fiscal 2016 acquisitions was $1.5 million, with gross contractual amounts receivable of $1.7 million. Goodwill associated with fiscal 2016 acquisitions was $11.8 million, of which $7.4 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including increased distribution density that will facilitate the sale of industrial, medical and specialty gases, and related supplies, and enhanced geographical coverage abroad to strengthen the Company’s welder and generator rental business. Other intangible assets related to fiscal 2016 acquisitions represent customer relationships and non-competition agreements, and amounted to $7.6 million and $4.3 million, respectively. See Note 5 for further information on goodwill and other intangible assets.
Pro forma results of operations have not been presented for these acquisitions since the impact is not material to the Company’s consolidated statements of earnings, either individually or in the aggregate.
(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	June 30, 2015	March 31, 2015
Hardgoods	$311,920	$311,453
Gases	148,922	162,617
	$460,842	$474,070

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the three months ended June 30, 2015 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2015	$1,116,569	$197,075	$1,313,644
Acquisitions (a)	11,884	—	11,884
Other adjustments, including foreign currency translation	3,007	16	3,023
Balance at June 30, 2015	$1,131,460	$197,091	$1,328,551
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	June 30, 2015				March 31, 2015
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$353,575	$(126,243)	$227,332	17	$345,805	$(120,321)	$225,484
Non-competition agreements	6	47,029	(25,758)	21,271	6	43,204	(24,335)	18,869
Other		200	(38)	162		200	(34)	166
		$400,804	$(152,039)	$248,765		$389,209	$(144,690)	$244,519
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the three months ended June 30, 2015 and 2014 was $7.6 million and $7.4 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2016 - $22.9 million; 2017 - $28.7 million; 2018 - $26.4 million; 2019 - $24.3 million; 2020 - $22.8 million; and $123.7 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	June 30, 2015	March 31, 2015
Accrued payroll and employee benefits	$80,642	$98,547
Business insurance reserves (a)	50,028	49,934
Income taxes (b)	33,351	—
Taxes other than income taxes	26,356	22,863
Cash overdraft	63,968	71,537
Deferred rental revenue	33,602	34,538
Accrued interest	13,096	12,860
Other accrued expenses and current liabilities	62,715	56,600
	$363,758	$346,879
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.6 million at both June 30, 2015 and March 31, 2015, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(b)	At March 31, 2015, the Company was in an income tax refund position which was reflected as a current asset, based on the timing of income tax payments.
(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	June 30, 2015	March 31, 2015
Short-term
Money market loans	$—	$—
Commercial paper	415,964	325,871
Short-term debt	$415,964	$325,871

Long-term
Trade receivables securitization	$295,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	74,794	48,332
Revolving credit borrowings - France	6,521	6,277
Senior notes, net	1,648,704	1,648,608
Other long-term debt	486	555
Total long-term debt	2,025,505	1,998,772
Less current portion of long-term debt	(500,063)	(250,110)
Long-term debt, excluding current portion	$1,525,442	$1,748,662

Total debt	$2,441,469	$2,324,643
Money Market Loans
In July 2015, the Company extended an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement now expires on July 31, 2016, and may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance.
Senior Credit Facility
The Company participates in a $1 billion Second Amended and Restated Credit Facility (the “Credit Facility”). As of June 30, 2015, the Company had $75 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at June 30, 2015. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. At June 30, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility, and the Company was in compliance with all covenants under all of its debt agreements. At June 30, 2015, $458 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
Trade Receivables Securitization
On July 24, 2015, the Company entered into the Sixth Amendment and Joinder (the “Amendment”) to the Third Amended and Restated Receivables Purchase Agreement (the “Securitization Agreement”), which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million. The Amendment also increased the number of participating banks from three to four. There were no other material changes to the Securitization Agreement as a result of the Amendment.
Senior Notes
At June 30, 2015, the Company’s $250 million 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”) and the $250 million 3.25% senior notes maturing on October 1, 2015 (the “2015 Notes”) were included in the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at June 30, 2015 are as follows:

(In thousands)	Debt Maturities (a)
Remainder of fiscal 2016	$250,111
March 31, 2017	250,281
March 31, 2018	620,095
March 31, 2019	—
March 31, 2020	356,315
Thereafter	550,000
$2,026,802
____________________

(a)
Outstanding borrowings under the Securitization Agreement at June 30, 2015 are reflected as maturing at the agreement’s expiration in December 2017. Outstanding borrowings under the Credit Facility at June 30, 2015 are reflected as maturing at the agreement’s expiration in November 2019.

The Company’s senior notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.3 million at June 30, 2015.
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
(UNAUDITED)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and March 31, 2015 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	June 30, 2015
Assets:
Deferred compensation plan assets	$17,107	$17,107	$—	$—

Liabilities:
Deferred compensation plan liabilities	$17,107	$17,107	$—	$—

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	March 31, 2015
Assets:
Deferred compensation plan assets	$16,288	$16,288	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,288	$16,288	$—	$—
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	June 30, 2015	June 30, 2015	March 31, 2015	March 31, 2015
3.25% senior notes due 2015	$249,981	$250,945	$249,962	$252,520
2.95% senior notes due 2016	249,936	253,708	249,918	254,953
1.65% senior notes due 2018	324,715	323,105	324,688	323,921
2.375% senior notes due 2020	274,802	271,816	274,791	274,821
2.90% senior notes due 2022	249,794	241,933	249,787	249,028
3.65% senior notes due 2024	299,476	299,130	299,462	310,500

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(9) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock, $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2015	87,554	(12,197)
Common stock issuance (a)	54
Reissuance of treasury stock for stock option exercises		163
Purchase of treasury stock (b)		(1,000)
Balance at June 30, 2015	87,608	(13,034)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2015	$876	$853,800	$2,231,026	$(14,853)	$(919,263)	$2,151,586
Net earnings			88,235			88,235
Other comprehensive income (loss), net of tax				1,891		1,891
Common stock issuances and reissuances of treasury stock - employee benefit plans (c)	—	4,836	(5,993)		12,704	11,547
Purchase of treasury stock (b)					(103,839)	(103,839)
Excess tax benefit from stock option exercises		3,891				3,891
Dividends paid on common stock ($0.60 per share)			(44,873)			(44,873)
Stock-based compensation (d)		13,650				13,650
Balance at June 30, 2015	$876	$876,177	$2,268,395	$(12,962)	$(1,010,398)	$2,122,088
___________________

(a)	Issuance of common stock for purchases through the Amended and Restated 2003 Employee Stock Purchase Plan (“Employee Stock Purchase Plan” or “ESPP”).

(b)	Refer to “Stock Repurchase Program” section below for details.

(c)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.
The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(14,690)	$(163)	$(14,853)
Other comprehensive income (loss) before reclassifications	1,810	—	1,810
Amounts reclassified from AOCI (e)	—	129	129
Tax effect of other comprehensive income items	—	(48)	(48)
Other comprehensive income (loss), net of tax	1,810	81	1,891
Balance at June 30, 2015	$(12,880)	$(82)	$(12,962)
___________________

(e)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s 2015 Notes, which is being reclassified into earnings (interest expense) over the term

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of the 2015 Notes. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the three months ended June 30, 2015 and 2014.
Stock Repurchase Program
On May 28, 2015, the Company announced plans to purchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.
From the announcement date of the program through June 30, 2015, the Company repurchased 1.0 million shares on the open market at an average price of $103.84. At June 30, 2015, $396 million was available for additional share repurchases under the program.
(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Second Amended and Restated 2006 Equity Incentive Plan (“Equity Incentive Plan”) and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Stock-based compensation expense related to:
Equity Incentive Plan (a)	$12,495	$13,772
Employee Stock Purchase Plan - options to purchase stock	1,155	1,058
	13,650	14,830
Tax benefit	(4,964)	(5,509)
Stock-based compensation expense, net of tax	$8,686	$9,321
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

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2015 and 2014 was $19.91 and $28.96, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three months ended June 30, 2015:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	4,974	$79.76
Granted	963	$103.62
Exercised	(178)	$45.74
Forfeited	(26)	$98.22
Outstanding at June 30, 2015	5,733	$84.73
Vested or expected to vest at June 30, 2015	5,701	$84.62
Exercisable at June 30, 2015	3,492	$73.15
A total of 2.3 million shares of common stock were available for grant under the Equity Incentive Plan as of June 30, 2015.
As of June 30, 2015, $54.1 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.
Employee Stock Purchase Plan
The ESPP encourages and assists employees in acquiring an equity interest in the Company. As of June 30, 2015, the ESPP had 1.1 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $21.19 and $20.44 for the three months ended June 30, 2015 and 2014, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the three months ended June 30, 2015:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	54	$86.47
Granted	218	$89.33
Exercised	(54)	$89.33
Outstanding at June 30, 2015	218	$88.62
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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 2.1 million and 1.5 million shares covered by outstanding stock options that were not dilutive for the three months ended June 30, 2015 and 2014, respectively.
The following table presents the computation of basic and diluted weighted average common shares outstanding for the three months ended June 30, 2015 and 2014:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Weighted average common shares outstanding:
Basic shares outstanding	75,206	74,272
Incremental shares from assumed exercises of stock options and options under the ESPP	899	1,211
Diluted shares outstanding	76,105	75,483
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three months ended June 30, 2015 and 2014.

	Three Months Ended				Three Months Ended
	June 30, 2015				June 30, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations	Total	Distribution	All Other Ops.	Eliminations	Total
Gas and rent	$717,642	$160,027	$(7,596)	$870,073	$696,565	$136,092	$(7,066)	$825,591
Hardgoods	478,266	1,374	(3)	479,637	487,047	951	(2)	487,996
Net sales (a)	1,195,908	161,401	(7,599)	1,349,710	1,183,612	137,043	(7,068)	1,313,587
Cost of products sold (excluding depreciation) (a)	521,240	83,525	(7,599)	597,166	520,933	69,541	(7,068)	583,406
Selling, distribution and administrative expenses	464,809	48,967	—	513,776	449,639	45,074	—	494,713
Depreciation	71,020	7,055	—	78,075	66,462	6,173	—	72,635
Amortization	7,162	953	—	8,115	6,724	1,028	—	7,752
Total costs and expenses	1,064,231	140,500	(7,599)	1,197,132	1,043,758	121,816	(7,068)	1,158,506
Operating income	$131,677	$20,901	$—	$152,578	$139,854	$15,227	$—	$155,081
____________________

(a)
Amounts in the “Eliminations” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Interest	$14,339	$14,411
Income taxes, net of refunds	2,038	7,370
Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Fair value of assets acquired	$31,656	$35,761
Net cash paid for acquisitions (a)	(26,182)	(23,463)
Stock issued for acquisition (b)	—	(4,458)
Liabilities assumed	$5,474	$7,840
____________________

(a)	Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single prior year acquisition.

(15) SUBSEQUENT EVENTS
On August 4, 2015, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.60 per share. The dividend is payable on September 30, 2015 to stockholders of record as of September 15, 2015.
During the month of July 2015, the Company acquired four businesses with historical annual sales of approximately $41 million. A total of approximately $70 million in net cash was paid for the four businesses, and the Company is currently in the process of completing preliminary purchase price allocations for the acquisitions.
As described in Note 7, in July 2015 the Company extended an agreement with a financial institution that provides access to short-term advances not to exceed $35 million. The agreement now expires on July 31, 2016. Also as described in Note 7, on July 24, 2015, the Company executed an amendment to (1) increase the maximum amount of borrowings available under the Securitization Agreement to $330 million and (2) increase the number of participating banks to four.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2015 (“current quarter”) of $1.35 billion compared to $1.31 billion for the quarter ended June 30, 2014 (“prior year quarter”), an increase of 3%. Organic sales increased 2% compared to the prior year quarter, with gas and rent increasing 5% and hardgoods decreasing 3%. Current and prior year acquisitions contributed sales growth of 1% in the current quarter. The Company’s organic sales growth reflected continued strength in certain sectors, such as non-residential construction; however, sales to customers engaged in the energy and chemical and the manufacturing and metal fabrication sectors remained challenged through the quarter.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 55.8%, an increase of 20 basis points from the prior year quarter.
The Company’s operating income margin in the current quarter was 11.3%, a decrease of 50 basis points from the prior year quarter, primarily reflecting the impact of the increase in selling, distribution, and administrative expenses in the current low organic sales growth environment related to the Company’s Distribution business segment.
Net earnings per diluted share was $1.16 in the current quarter versus $1.18 in the prior year quarter.
Acquisitions
During the current quarter, the Company purchased five businesses with aggregate historical annual sales of approximately $33 million. Subsequent to the current quarter, during the month of July 2015, the Company acquired four businesses with aggregate historical annual sales of approximately $41 million. During the prior year quarter, the Company purchased three businesses with aggregate historical annual sales of approximately $30 million.
Stock Repurchase Program
On May 28, 2015, the Company announced plans to purchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.
During the current quarter, the Company repurchased 1.0 million shares on the open market at an average price of $103.84. At June 30, 2015, $396 million was available for additional share repurchases under the program. The impact of any additional share repurchases that may occur subsequent to June 30, 2015 under the Company’s current authorized stock repurchase program is not reflected in the Company’s forward-looking guidance for its fiscal second quarter ending September 30, 2015 or full fiscal year ending March 31, 2016.
Fiscal Second Quarter and Full Fiscal Year Outlook
The level of uncertainty in the U.S. industrial economy makes it difficult to predict the Company’s near-term sales outlook. The Company expects earnings per diluted share for the second fiscal quarter ending September 30, 2015 to be in the range of $1.28 to $1.33, a decrease of 2% to an increase of 2% over earnings per diluted share of $1.30 in the second fiscal quarter ended September 30, 2014. The Company’s second quarter guidance includes an estimated year-over-year negative impact of $0.00 to $0.02 per diluted share from variable compensation reset following a below-budget year as well as a year-over-year negative impact of $0.01 to $0.02 per diluted share from near term net cost pressure related to helium diversification and supply extension initiatives and a $0.01 per diluted share benefit from share repurchases made through June 30, 2015. The Company expects its organic sales growth rate for the quarter ending September 30, 2015 to be in the low single digits.
The Company expects earnings per diluted share for the full fiscal year ending March 31, 2016 to be in the range of $4.90 to $5.05, an increase of 1% to 4% over earnings per diluted share of $4.85 in the fiscal year ended March 31, 2015. The Company’s fiscal 2016 guidance includes an estimated year-over-year negative impact of $0.00 to $0.09 per diluted share from variable compensation reset following a below-budget year as well as a year-over-year negative impact of $0.06 to $0.09 per diluted share from near term net cost pressure related to helium diversification and supply extension initiatives and a $0.03 per diluted share benefit from share repurchases made through June 30, 2015. The Company expects its organic sales growth rate for the fiscal year ending March 31, 2016 to be in the low to mid single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 3% to $1.35 billion for the current quarter compared to the prior year quarter, driven by organic sales growth of 2% and sales growth from current and prior year acquisitions of 1% in the current quarter. As outlined in the Overview section, the Company’s organic sales growth reflected continued strength in certain sectors, but on balance, underlying business conditions remained sluggish and some sectors remained challenged during the current quarter. Gas and rent organic sales increased 5% in the current quarter, and hardgoods organic sales decreased 3%. Organic sales growth in the current year was driven by price increases of 2% on flat volumes.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases (and associated rent), which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products in aggregate increased 4% on an organic basis as compared to the prior year quarter.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter increased 3% compared to the prior year quarter.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	June 30,		Increase/(Decrease)
	2015	2014
Distribution	$1,195,908	$1,183,612	$12,296	1%
All Other Operations	161,401	137,043	24,358	18%
Intercompany eliminations	(7,599)	(7,068)	(531)
	$1,349,710	$1,313,587	$36,123	3%
The Distribution business segment’s principal products and services include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Rental fees are generally charged on cylinders, dewars (cryogenic liquid cylinders), bulk and MicroBulk tanks, tube trailers and certain welding equipment. Hardgoods generally consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies.
Distribution business segment sales increased 1% compared to the prior year quarter. Incremental sales from current and prior year acquisitions contributed sales growth of 1% in the current quarter. Higher pricing contributed 2% offset by volume decreases of 2% which resulted in the flat organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 2%, with pricing up 3% and volumes down 1%. Hardgoods organic sales within the Distribution business segment decreased 3%, with pricing up 1% and volumes down 4%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year quarter, comprised of the following: bulk gas and rent up 7%, on higher pricing and volumes; specialty gas, rent, and related equipment up 1%, on broad-based moderation in core specialty gas volumes; and medical gas and rent up 2%, as increases to physicians and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc® business increased 5% over the prior year quarter, driven by increases in both welder and generator rentals in the non-residential construction and energy customer segments.
Within the Distribution business segment’s hardgoods sales, sales of safety products increased by 2% compared to the prior year quarter. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, were flat in the current quarter over the prior year quarter, compared with the 3% decrease in total hardgoods organic sales in the Distribution business segment.

The All Other Operations business segment consists of five business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 18% compared to the prior year quarter, with an increase in organic sales of 16%. Incremental sales from current and prior year acquisitions contributed sales growth of 2% in the current quarter. The strong growth in the All Other Operations business segment was driven by sales increases primarily in the Company’s refrigerants, as well as CO2 and dry ice, businesses. Organic sales of CO2 and dry ice increased 7% over the prior year quarter on higher pricing and volumes.
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
Consolidated gross profits (excluding depreciation) increased 3% in the current quarter compared to the prior year quarter, consistent with the overall growth in sales. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 20 basis points to 55.8% compared to 55.6% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward higher margin gas and rent, partially offset by a sales mix shift within gas toward lower margin refrigerants. Gas and rent represented 64.5% of the Company’s sales mix in the current quarter, up from 62.9% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	June 30,		Increase/(Decrease)
	2015	2014
Distribution	$674,668	$662,679	$11,989	2%
All Other Operations	77,876	67,502	10,374	15%
	$752,544	$730,181	$22,363	3%
The Distribution business segment’s gross profits (excluding depreciation) increased 2% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.4% versus 56.0% in the prior year quarter, an increase of 40 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift toward higher margin gas and rent. Gas and rent represented 60.0% of the Distribution business segment’s sales in the current quarter, up from 58.9% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 15% compared to the prior year quarter, primarily driven by the increase in refrigerants sales. The All Other Operations business segment’s gross profit margin (excluding depreciation) decreased 110 basis points to 48.2% in the current quarter from 49.3% in the prior year quarter. The decrease in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by a sales mix shift toward lower margin refrigerants, and margin pressure in the Company’s refrigerants business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
Consolidated SD&A expenses increased $19 million, or 4%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $4 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the total increase in SD&A. Normal inflation and rising healthcare costs, as well as the incremental costs to support strong sales growth in All Other Operations segment, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 50 basis points to 68.3% in the current quarter, compared to 67.8% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	June 30,		Increase/(Decrease)
	2015	2014
Distribution	$464,809	$449,639	$15,170	3%
All Other Operations	48,967	45,074	3,893	9%
	$513,776	$494,713	$19,063	4%
SD&A expenses in the Distribution business segment increased 3%, while SD&A expenses in the All Other Operations business segment increased 9%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $4 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the increase in SD&A. Normal inflation and rising healthcare costs also contributed to the increase. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 100 basis points to 68.9% compared to 67.9% in the prior year quarter. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment decreased 390 basis points to 62.9% compared to 66.8% in the prior year quarter, primarily driven by strong sales growth in the Company’s refrigerants business.
Depreciation and Amortization
Depreciation expense increased $5 million, or 7%, to $78 million in the current quarter as compared to $73 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue-generating assets to support customer demand (such as cylinders/bulk tanks and rental welders/generators). Amortization expense of $8 million in the current quarter increased slightly compared to the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $153 million decreased 2% in the current quarter compared to the prior year quarter, primarily driven by the increase in SD&A expenses in the current low organic sales growth environment related to the Company’s Distribution business segment. The consolidated operating income margin decreased 50 basis points to 11.3% from 11.8% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	June 30,		Increase/(Decrease)
	2015	2014
Distribution	$131,677	$139,854	$(8,177)	(6)%
All Other Operations	20,901	15,227	5,674	37%
	$152,578	$155,081	$(2,503)	(2)%
Operating income in the Distribution business segment decreased 6% compared to the prior year quarter. The Distribution business segment’s operating income margin of 11.0% decreased by 80 basis points compared to the operating income margin of 11.8% in the prior year quarter. The decline in the Distribution business segment’s operating income margin primarily reflects the impact of rising operating costs in the current low organic sales growth environment.
Operating income in the All Other Operations business segment increased 37% compared to the prior year quarter, primarily driven by the increase in refrigerants sales. The All Other Operations business segment’s operating income margin of 12.9% increased by 180 basis points compared to the operating income margin of 11.1% in the prior year quarter. The increase in the All Other Operations business segment’s operating income margin was primarily driven by sales growth and margin expansion in the refrigerants, ammonia, and CO2 businesses.
Interest Expense, Net
Interest expense, net, was $14 million in the current quarter, representing a decrease of $2 million, or 13%, compared to the prior year quarter. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates and lower average debt balances, in the current quarter as compared to the prior year quarter.
Income Tax Expense
The effective income tax rate was 37.0% of pre-tax earnings in the current quarter compared to 36.9% in the prior year quarter.

Net Earnings
Net earnings per diluted share decreased 2% to $1.16 in the current quarter compared to $1.18 per diluted share in the prior year quarter. Net earnings were $88 million in the current quarter compared to $89 million in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $224 million in the current quarter compared to $197 million in the prior year quarter.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Net earnings	$88,235	$88,852
Non-cash and non-operating activities (1)	92,281	89,704
Changes in working capital	43,542	16,500
Other operating activities	(315)	1,916
Net cash provided by operating activities	$223,743	$196,972
____________________

(1)	Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, and stock-based compensation expense.
The cash inflow related to working capital in the current quarter was primarily driven by a lower required investment in working capital, reflecting the overall low organic sales growth environment, the reduction in inventory driven by strong refrigerants sales growth during the current quarter, and the timing of income tax payments and receipt of vendor rebate payments. Net earnings plus non-cash and non-operating activities provided cash of $181 million in the current quarter and $179 million in the prior year quarter.
As of June 30, 2015, $25 million of the Company’s $72 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Capital expenditures	$(155,719)	$(108,580)
Proceeds from sales of plant and equipment	5,153	5,452
Business acquisitions and holdback settlements	(26,182)	(23,463)
Other investing activities	917	(1,113)
Net cash used in investing activities	$(175,831)	$(127,704)
Capital expenditures as a percentage of sales were 11.5% and 8.3% for the current and prior year quarters, respectively. The increase in capital expenditures in the current quarter compared to the prior year quarter reflects the Company’s higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth; the construction of new air separation units in Kentucky and Illinois; and the purchase of various facilities previously operated under lease agreements related to the acquired Encompass Gas Group. Lease buyouts in the current quarter were $38 million as compared to $1 million in the prior year quarter. During the current quarter, the Company paid $26 million to purchase five businesses and to settle holdback liabilities associated with prior year acquisitions. The businesses acquired during the current quarter had historical annual sales of approximately $33 million.
Free cash flow* in the current quarter was $120 million compared to $104 million in the prior year quarter.

* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Net cash borrowings (repayments) on debt obligations	$114,178	$(35,040)
Purchase of treasury stock	(103,839)	—
Dividends paid to stockholders	(44,873)	(40,914)
Other financing activities	8,106	14,437
Net cash used in financing activities	$(26,428)	$(61,517)
During the current quarter, net financing activities used cash of $26 million. Net cash borrowings on debt obligations in the current quarter were $114 million, primarily related to borrowings of $90 million under the commercial paper program and $24 million of net revolving credit borrowings. On May 28, 2015, the Company announced a $500 million stock repurchase program and during the three months ended June 30, 2015 the Company repurchased 1.0 million shares in the open market for $104 million. At June 30, 2015, $396 million was available for additional share repurchases under the program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, partially offset by the change in cash overdrafts, generated cash of $8 million during the current quarter.
In the prior year quarter, net financing activities used cash of $62 million. Net cash repayments on debt obligations in the prior year quarter were $35 million, primarily related to the pay down of $335 million of commercial paper, partially offset by the issuance of $300 million of 3.65% senior notes maturing on July 15, 2024. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, generated cash of $14 million during the prior year quarter.
Dividends
During the current quarter, the Company paid its stockholders dividends of $45 million or $0.60 per share. During the prior year quarter, the Company paid dividends of $41 million or $0.55 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments and Sources of Liquidity
In addition to utilizing cash from operations, the Company has various liquidity resources available to meet its future cash requirements for working capital, capital expenditures and other financial commitments. See Note 7 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for additional information on the Company’s debt instruments.
Money Market Loans
The Company has two separate money market loan agreements with financial institutions to provide access to short-term advances not to exceed $35 million for each respective agreement. At June 30, 2015, there were no advances outstanding under the agreements.
Commercial Paper
The Company participates in a $1 billion commercial paper program supported by its Credit Facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. At June 30, 2015, $416 million of borrowings was outstanding under the commercial paper program.

Trade Receivables Securitization
The Company participates in a securitization agreement with commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). On July 24, 2015, the Company entered into the Sixth Amendment and Joinder (the “Amendment”) to the Third Amended and Restated Receivables Purchase Agreement which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million. The Amendment also increased the number of commercial bank conduits from three to four. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. The maturity date of the Securitization Agreement is December 5, 2017. At June 30, 2015, the amount of outstanding borrowing under the Securitization Agreement was $295 million.
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
At June 30, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
Senior Notes
In June 2015, the $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 (the “2016 Notes”) were reclassified to the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet based on the maturity date.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments, including its $250 million of 3.25% senior notes maturing on October 1, 2015 and $250 million of 2.95% senior notes maturing on June 15, 2016. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At June 30, 2015, the Company’s leverage ratio was 2.5x and $458 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At June 30, 2015, the Company was in compliance with all covenants under all of its debt agreements.
Interest Rate Derivatives
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. At June 30, 2015, the Company had no derivative instruments outstanding.
Interest Expense
Based on the Company’s fixed-to-variable interest rate ratio as of June 30, 2015, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.0 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$223,743	$196,972
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	4,836	4,602
Excess tax benefit realized from the exercise of stock options	3,891	4,063
Adjusted cash from operations	232,470	205,637
Capital expenditures	(155,719)	(108,580)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	5,153	5,452
Operating lease buyouts	37,770	1,349
Adjusted capital expenditures	(112,796)	(101,779)
Free cash flow	$119,674	$103,858

Net cash used in investing activities	$(175,831)	$(127,704)
Net cash used in financing activities	$(26,428)	$(61,517)
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

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. During the three months ended June 30, 2015, here have been no significant changes in the Company’s critical accounting estimates, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2015 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three months ended June 30, 2015, there have been no significant changes to the Company’s contractual obligations as disclosed at March 31, 2015.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: the Company’s expectations regarding its organic sales growth and earnings per diluted share for the quarter ending September 30, 2015 and the fiscal year ending March 31, 2016; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.0 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.

Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: the impact from the decline in oil prices on our customers; adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions and uncertainty in the energy sector; the impact of the strong dollar on the Company’s manufacturer customers that export; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures, including cost pressure related to the Company’s helium diversification and supply initiatives; shortages and/or disruptions in the supply chain of certain gases; the ability of the Company to pass on to its customers its increased costs of selling helium; EPA rulings and the impact in the marketplace of U.S. compliance with the Montreal Protocol as related to the production and import of Refrigerant-22 (also known as HCFC-22 or R-22); the Company’s ability to successfully build, complete in a timely manner and operate its new facilities; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the overall U.S. industrial economy; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s market risks related to interest rates and foreign currencies are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three months ended June 30, 2015, there have been no significant changes to the Company’s market risks as disclosed at March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2015, the Company acquired the following shares of its common stock:

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
4/1/15 - 4/30/15	6,480	$106.69	—	$—
5/1/15 - 5/31/15	6,775	$101.49	—	$500,000,000
6/1/15 - 6/30/15	1,000,000	$103.84	1,000,000	$396,160,835
Total	1,013,255	$103.84	1,000,000
____________________

(1)
On May 28, 2015, the Company announced plans to purchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.

(2)
In addition to the shares purchased as part of the stock repurchase program, the total number of shares purchased includes shares that were attested to upon the exercise of stock options by participants in the Company’s Equity Incentive Plan in satisfaction of the payment of the exercise of stock options under the plan. During the three months ended June 30, 2015, the Company acquired 13,255 shares of its common stock with an average fair market value per share of $104.03 for the exercise of 27,400 stock options.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Sixth Amendment and Joinder to the Third Amended and Restated Receivables Purchase Agreement, dated as of July 24, 2015, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s July 24, 2015 Current Report on Form 8-K.)

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

Dated:	August 5, 2015		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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