Form 10-Q
period 2015-09-30
AIRGAS INC
filed 2015-11-04
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of common stock outstanding as of November 2, 2015 was 72,057,506.

AIRGAS, INC.

FORM 10-Q
September 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net Sales	$1,374,569	$1,357,755	$2,724,279	$2,671,342
Costs and Expenses:
Cost of products sold (excluding depreciation)	601,173	600,534	1,198,339	1,183,940
Selling, distribution and administrative expenses	515,379	500,375	1,029,155	995,088
Depreciation	79,251	73,160	157,326	145,795
Amortization	8,621	7,905	16,736	15,657
Total costs and expenses	1,204,424	1,181,974	2,401,556	2,340,480
Operating Income	170,145	175,781	322,723	330,862
Interest expense, net	(15,262)	(18,562)	(29,298)	(34,701)
Other income, net	112	81	1,537	1,950
Earnings before income taxes	154,995	157,300	294,962	298,111
Income taxes	(56,961)	(58,988)	(108,693)	(110,947)
Net Earnings	$98,034	$98,312	$186,269	$187,164
Net Earnings per Common Share:
Basic earnings per share	$1.33	$1.32	$2.50	$2.52
Diluted earnings per share	$1.31	$1.30	$2.47	$2.48
Weighted Average Shares Outstanding:
Basic	73,836	74,561	74,540	74,417
Diluted	74,632	75,754	75,397	75,616
Dividends Declared per Common Share	$0.60	$0.55	$1.20	$1.10
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net earnings	$98,034	$98,312	$186,269	$187,164
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,046)	(5,391)	(3,236)	(2,816)
Reclassification of hedging loss included in net earnings	129	129	259	259
Other comprehensive income (loss), before tax	(4,917)	(5,262)	(2,977)	(2,557)
Net tax expense of other comprehensive income items	(48)	(48)	(96)	(96)
Other comprehensive income (loss), net of tax	(4,965)	(5,310)	(3,073)	(2,653)
Comprehensive income	$93,069	$93,002	$183,196	$184,511
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	September 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash	$58,074	$50,724
Trade receivables, less allowances for doubtful accounts of $29,700 and $27,016 at September 30, 2015 and March 31, 2015, respectively	720,210	708,227
Inventories, net	471,369	474,070
Deferred income tax asset, net	58,641	58,072
Prepaid expenses and other current assets	107,405	124,591
Total current assets	1,415,699	1,415,684
Plant and equipment at cost	5,553,277	5,305,059
Less accumulated depreciation	(2,479,026)	(2,353,293)
Plant and equipment, net	3,074,251	2,951,766
Goodwill	1,361,031	1,313,644
Other intangible assets, net	263,441	244,519
Other non-current assets	49,516	47,997
Total assets	$6,163,938	$5,973,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$198,667	$206,187
Accrued expenses and other current liabilities	350,320	346,879
Short-term debt	557,105	325,871
Current portion of long-term debt	250,099	250,110
Total current liabilities	1,356,191	1,129,047
Long-term debt, excluding current portion	1,956,366	1,748,662
Deferred income tax liability, net	843,678	854,574
Other non-current liabilities	90,582	89,741
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2015 and March 31, 2015	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,662 and 87,554 shares issued at September 30, 2015 and March 31, 2015, respectively	877	876
Capital in excess of par value	887,218	853,800
Retained earnings	2,320,036	2,231,026
Accumulated other comprehensive income (loss)	(17,926)	(14,853)
Treasury stock, 15,691 and 12,197 shares at cost at September 30, 2015 and March 31, 2015, respectively	(1,273,084)	(919,263)
Total stockholders’ equity	1,917,121	2,151,586
Total liabilities and stockholders’ equity	$6,163,938	$5,973,610
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$186,269	$187,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	157,326	145,795
Amortization	16,736	15,657
Deferred income taxes	(11,705)	(6,702)
Gain on sales of plant and equipment	(2,365)	(1,338)
Stock-based compensation expense	19,572	20,833
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	(5,971)	(12,812)
Inventories, net	6,632	(7,226)
Prepaid expenses and other current assets	17,957	(5,395)
Accounts payable, trade	(11,732)	6,513
Accrued expenses and other current liabilities	2,923	2,514
Other, net	(3,981)	(3,085)
Net cash provided by operating activities	371,661	341,918
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(269,982)	(220,872)
Proceeds from sales of plant and equipment	10,665	10,634
Business acquisitions and holdback settlements	(98,144)	(29,834)
Other, net	763	716
Net cash used in investing activities	(356,698)	(239,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	230,667	45,112
Proceeds from borrowings of long-term debt	467,617	306,254
Repayment of long-term debt	(259,305)	(403,757)
Financing costs	(3,044)	(2,398)
Purchase of treasury stock	(374,706)	—
Proceeds from the exercise of stock options	12,406	19,830
Stock issued for the Employee Stock Purchase Plan	9,614	8,994
Excess tax benefit realized from the exercise of stock options	4,233	5,091
Dividends paid to stockholders	(88,515)	(81,942)
Change in cash overdraft	(6,580)	(3,595)
Net cash used in financing activities	(7,613)	(106,411)
Change in cash	$7,350	$(3,849)
Cash – Beginning of period	50,724	69,561
Cash – End of period	$58,074	$65,712
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
In July 2015, the FASB issued new guidance that changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method; rather, the amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, which is consistent with existing GAAP. The Company early adopted the new guidance effective July 1, 2015. The guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures upon adoption.
In September 2015, the FASB issued new guidance simplifying the accounting for measurement-period adjustments with respect to business combinations. The amendments in this guidance eliminate the requirement for an acquirer to retrospectively account for adjustments that occur to provisional amounts recognized at the acquisition date during the measurement period following an acquisition. The new guidance requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined, with disclosure of the amounts recognized in the current period that would have been recognized in prior reporting periods based on the date of the acquisition. The Company early adopted the new guidance effective September 30, 2015. The guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures upon adoption.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued new guidance on the accounting for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing GAAP revenue recognition guidance when it becomes effective. In August 2015, the FASB deferred the effective date of the new guidance by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. With the deferral, the new standard is effective for the Company for annual and interim reporting periods beginning on April 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the transition method alternatives and the effect that the new guidance will have on its consolidated financial statements and related disclosures.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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
In April 2015, the FASB issued new guidance simplifying the financial statement presentation of debt issuance costs. The new guidance specifies that debt issuance costs related to a recognized term debt obligation shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments to existing GAAP provide guidance to customers about whether a cloud computing arrangement includes a software license. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted. The new guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
(3) ACQUISITIONS
Current Year Acquisitions
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
During the six months ended September 30, 2015, the Company acquired twelve businesses with aggregate historical annual sales of approximately $80 million. Transaction and other integration costs incurred during the six months ended September 30, 2015 were $1.9 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $17 million in net sales during the six months ended September 30, 2015.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Purchase price allocations for certain businesses most recently acquired during the six months ended September 30, 2015 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2016 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$53,227	$44,917	$98,144

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$7,957	$2,182	$10,139
Plant and equipment	11,035	13,240	24,275
Other intangible assets	21,585	13,569	35,154
Current liabilities	(7,732)	(4,282)	(12,014)
Non-current liabilities	(3,350)	(1,597)	(4,947)
Total identifiable net assets	29,495	23,112	52,607

Goodwill	23,732	21,805	45,537
	$53,227	$44,917	$98,144
____________________

(a)	Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities associated with prior year acquisitions.
The fair value of trade receivables acquired with fiscal 2016 acquisitions was $6.1 million, with gross contractual amounts receivable of $6.7 million. Goodwill associated with fiscal 2016 acquisitions was $45.4 million, of which $41.0 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions. These synergies include increased distribution density that will facilitate the sale of industrial, medical and specialty gases, and related supplies, the addition of businesses that offer products and services complementary to the Company’s existing portfolio, and enhanced geographical coverage abroad to strengthen the Company’s welder and generator rental business. Other intangible assets related to fiscal 2016 acquisitions represent customer relationships and non-competition agreements, and amounted to $28.0 million and $7.1 million, respectively. See Note 5 for further information on goodwill and other intangible assets.
The following table provides unaudited pro forma results of operations for the six months ended September 30, 2015 and 2014, as if fiscal 2016 acquisitions had occurred on April 1, 2014. The pro forma results were prepared from financial information obtained from the sellers of the businesses and as part of the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2014 or of results that may occur in the future.

	Six Months Ended
	September 30,
(In thousands, except per share amounts)	2015	2014
Net sales	$2,742,947	$2,710,701
Net earnings	186,897	189,532
Diluted earnings per share	$2.48	$2.51

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Prior Year Acquisitions
During the six months ended September 30, 2014, the Company acquired eight businesses, all of which were in the Distribution business segment. A total of $34 million in consideration was transferred for the eight businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Of the consideration transferred, $30 million was paid in net cash and $4 million represented shares of Airgas, Inc. common stock issued as part of the consideration for a single acquisition. Transaction and other integration costs incurred during the six months ended September 30, 2014 were $1 million. The acquired businesses had aggregate historical annual sales of approximately $36 million. These acquisitions contributed approximately $10 million in net sales for the six months ended September 30, 2014. The Company acquired these businesses in order to increase its distribution density and enhance its capabilities to facilitate the sale of industrial, medical and specialty gases, and related supplies.
(4) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	September 30, 2015	March 31, 2015
Hardgoods	$315,387	$311,453
Gases	155,982	162,617
	$471,369	$474,070
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the six months ended September 30, 2015 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2015	$1,116,569	$197,075	$1,313,644
Acquisitions (a)	23,732	21,805	45,537
Other adjustments, including foreign currency translation	1,899	(49)	1,850
Balance at September 30, 2015	$1,142,200	$218,831	$1,361,031
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Other Intangible Assets
Other intangible assets by major class are as follows:

	September 30, 2015				March 31, 2015
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$370,767	$(129,514)	$241,253	17	$345,805	$(120,321)	$225,484
Non-competition agreements	6	49,782	(27,751)	22,031	6	43,204	(24,335)	18,869
Other		200	(43)	157		200	(34)	166
		$420,749	$(157,308)	$263,441		$389,209	$(144,690)	$244,519

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the six months ended September 30, 2015 and 2014 was $15.9 million and $15.0 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2016 - $16.7 million; 2017 - $31.7 million; 2018 - $29.5 million; 2019 - $27.4 million; 2020 - $25.8 million; and $132.3 million thereafter.
(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	September 30, 2015	March 31, 2015
Accrued payroll and employee benefits	$94,507	$98,547
Business insurance reserves (a)	50,000	49,934
Taxes other than income taxes	24,839	22,863
Cash overdraft	64,957	71,537
Deferred rental revenue	32,719	34,538
Accrued interest	10,517	12,860
Other accrued expenses and current liabilities	72,781	56,600
	$350,320	$346,879
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.0 million at September 30, 2015 and $11.6 million at March 31, 2015, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

(7) INDEBTEDNESS
Total debt consists of:

(In thousands)	September 30, 2015	March 31, 2015
Short-term
Money market loans	$—	$—
Commercial paper	557,105	325,871
Short-term debt	$557,105	$325,871

Long-term
Trade receivables securitization	$330,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	72,011	48,332
Revolving credit borrowings - France	5,980	6,277
Senior notes, net	1,798,051	1,648,608
Other long-term debt	423	555
Total long-term debt	2,206,465	1,998,772
Less current portion of long-term debt	(250,099)	(250,110)
Long-term debt, excluding current portion	$1,956,366	$1,748,662

Total debt	$2,763,570	$2,324,643

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
Senior Credit Facility
The Company participates in a $1 billion Second Amended and Restated Credit Agreement (the “Credit Facility”). As of September 30, 2015, the Company had $72 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at September 30, 2015. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. At September 30, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility, and the Company was in compliance with all covenants under all of its debt agreements. At September 30, 2015, $320 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
Senior Notes
On August 11, 2015, the Company issued $400 million of 3.05% senior notes maturing on August 1, 2020 (the “2020 Notes”). The 2020 Notes were issued at a discount with a yield of 3.092%. The net proceeds from the sale of the 2020 Notes were used for general corporate purposes, including to fund acquisitions, to repay indebtedness and to repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2020 Notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2016. The 2020 Notes contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the 2020 Notes prior to their maturity, in whole or in part, either at 100% of the principal amount of the notes plus any accrued but unpaid interest or at the applicable make-whole premium.
At September 30, 2015, the Company’s $250 million 2.95% senior notes maturing on June 15, 2016 were included in the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet. On September 14, 2015, the Company redeemed in full its $250 million 3.25% senior notes originally due to mature on October 1, 2015 (the “2015 Notes”) at 100% of the principal amount of the notes plus accrued interest.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at September 30, 2015 are as follows:

(In thousands)	Debt Maturities (a)
Remainder of fiscal 2016	$72
March 31, 2017	250,256
March 31, 2018	655,095
March 31, 2019	—
March 31, 2020	352,991
Thereafter	950,000
$2,208,414
____________________

(a)
Outstanding borrowings under the Securitization Agreement at September 30, 2015 are reflected as maturing at the agreement’s expiration in December 2017. Outstanding borrowings under the Credit Facility at September 30, 2015 are reflected as maturing at the agreement’s expiration in November 2019.

The Company’s senior notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.9 million at September 30, 2015.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and March 31, 2015 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	September 30, 2015
Assets:
Deferred compensation plan assets	$15,736	$15,736	$—	$—

Liabilities:
Deferred compensation plan liabilities	$15,736	$15,736	$—	$—

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	March 31, 2015
Assets:
Deferred compensation plan assets	$16,288	$16,288	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,288	$16,288	$—	$—
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

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	September 30, 2015	September 30, 2015	March 31, 2015	March 31, 2015
3.25% senior notes due 2015	$—	$—	$249,962	$252,520
2.95% senior notes due 2016	249,953	252,810	249,918	254,953
1.65% senior notes due 2018	324,742	323,242	324,688	323,921
2.375% senior notes due 2020	274,813	272,861	274,791	274,821
3.05% senior notes due 2020	399,251	406,564	—	—
2.90% senior notes due 2022	249,801	241,253	249,787	249,028
3.65% senior notes due 2024	299,491	296,961	299,462	310,500

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(9) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock, $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2015	87,554	(12,197)
Common stock issuance (a)	108
Reissuance of treasury stock for stock option exercises		270
Purchase of treasury stock (b)		(3,764)
Balance at September 30, 2015	87,662	(15,691)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2015	$876	$853,800	$2,231,026	$(14,853)	$(919,263)	$2,151,586
Net earnings			186,269			186,269
Other comprehensive income (loss), net of tax				(3,073)		(3,073)
Common stock issuances and reissuances of treasury stock - employee benefit plans (c)	1	9,613	(8,744)		20,885	21,755
Purchase of treasury stock (b)					(374,706)	(374,706)
Excess tax benefit from stock option exercises		4,233				4,233
Dividends paid on common stock ($1.20 per share)			(88,515)			(88,515)
Stock-based compensation (d)		19,572				19,572
Balance at September 30, 2015	$877	$887,218	$2,320,036	$(17,926)	$(1,273,084)	$1,917,121
___________________

(a)	Issuance of common stock for purchases through the Amended and Restated 2003 Employee Stock Purchase Plan (“Employee Stock Purchase Plan” or “ESPP”).

(b)	Refer to “Stock Repurchase Program” section below for details.

(c)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the six months ended September 30, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(14,690)	$(163)	$(14,853)
Other comprehensive income (loss) before reclassifications	(3,236)	—	(3,236)
Amounts reclassified from AOCI (e)	—	259	259
Tax effect of other comprehensive income items	—	(96)	(96)
Other comprehensive income (loss), net of tax	(3,236)	163	(3,073)
Balance at September 30, 2015	$(17,926)	$—	$(17,926)
___________________

(e)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s 2015 Notes, which was being reclassified into earnings (interest expense) over the term of the 2015 Notes until their redemption in September 2015. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the six months ended September 30, 2015 and 2014.

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
During the quarter ended September 30, 2015, the Company repurchased 2.8 million shares on the open market at an average price of $97.98. From the announcement date of the program through September 30, 2015, the Company repurchased 3.8 million shares on the open market at an average price of $99.54. At September 30, 2015, $125 million was available for additional share repurchases under the program.
(10) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Second Amended and Restated 2006 Equity Incentive Plan (“Equity Incentive Plan”) and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense related to:
Equity Incentive Plan (a)	$4,990	$4,962	$17,485	$18,734
Employee Stock Purchase Plan - options to purchase stock	932	1,041	2,087	2,099
	5,922	6,003	19,572	20,833
Tax benefit	(1,986)	(2,041)	(6,950)	(7,550)
Stock-based compensation expense, net of tax	$3,936	$3,962	$12,622	$13,283
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2015 and 2014 was $19.87 and $28.74, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the six months ended September 30, 2015:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	4,974	$79.76
Granted	1,020	$103.57
Exercised	(290)	$48.74
Forfeited	(82)	$101.64
Outstanding at September 30, 2015	5,622	$85.36
Vested or expected to vest at September 30, 2015	5,597	$85.28
Exercisable at September 30, 2015	3,453	$74.41
A total of 2.3 million shares of common stock were available for grant under the Equity Incentive Plan as of September 30, 2015.
As of September 30, 2015, $41.6 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.8 years.
Employee Stock Purchase Plan
The ESPP encourages and assists employees in acquiring an equity interest in the Company. As of September 30, 2015, the ESPP had 1.0 million shares of Company common stock available for issuance.
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $17.63 and $20.44 for the six months ended September 30, 2015 and 2014, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the six months ended September 30, 2015:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	54	$86.47
Granted	237	$78.07
Exercised	(108)	$89.33
Outstanding at September 30, 2015	183	$73.93
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 3.0 million and 2.0 million shares covered by outstanding stock options that were not dilutive for the three months ended September 30, 2015 and 2014, respectively. There were approximately 2.7 million and 1.8 million shares covered by outstanding stock options that were not dilutive for the six months ended September 30, 2015 and 2014, respectively.
The following table presents the computation of basic and diluted weighted average common shares outstanding for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding:
Basic shares outstanding	73,836	74,561	74,540	74,417
Incremental shares from assumed exercises of stock options and options under the ESPP	796	1,193	857	1,199
Diluted shares outstanding	74,632	75,754	75,397	75,616
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(13) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three and six months ended September 30, 2015 and 2014.

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations	Total	Distribution	All Other Ops.	Eliminations	Total
Gas and rent	$734,852	$171,087	$(11,789)	$894,150	$718,743	$147,821	$(8,049)	$858,515
Hardgoods	479,416	1,009	(6)	480,419	498,267	974	(1)	499,240
Net sales (a)	1,214,268	172,096	(11,795)	1,374,569	1,217,010	148,795	(8,050)	1,357,755
Cost of products sold (excluding depreciation) (a)	530,578	82,390	(11,795)	601,173	531,867	76,717	(8,050)	600,534
Selling, distribution and administrative expenses	459,159	56,220	—	515,379	452,467	47,908	—	500,375
Depreciation	71,925	7,326	—	79,251	66,949	6,211	—	73,160
Amortization	7,430	1,191	—	8,621	6,881	1,024	—	7,905
Total costs and expenses	1,069,092	147,127	(11,795)	1,204,424	1,058,164	131,860	(8,050)	1,181,974
Operating income	$145,176	$24,969	$—	$170,145	$158,846	$16,935	$—	$175,781

	Six Months Ended				Six Months Ended
	September 30, 2015				September 30, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations	Total	Distribution	All Other Ops.	Eliminations	Total
Gas and rent	$1,452,494	$331,114	$(19,385)	$1,764,223	$1,415,308	$283,913	$(15,115)	$1,684,106
Hardgoods	957,682	2,383	(9)	960,056	985,314	1,925	(3)	987,236
Net sales (a)	2,410,176	333,497	(19,394)	2,724,279	2,400,622	285,838	(15,118)	2,671,342
Cost of products sold (excluding depreciation) (a)	1,051,818	165,915	(19,394)	1,198,339	1,052,800	146,258	(15,118)	1,183,940
Selling, distribution and administrative expenses	923,968	105,187	—	1,029,155	902,106	92,982	—	995,088
Depreciation	142,945	14,381	—	157,326	133,411	12,384	—	145,795
Amortization	14,592	2,144	—	16,736	13,605	2,052	—	15,657
Total costs and expenses	2,133,323	287,627	(19,394)	2,401,556	2,101,922	253,676	(15,118)	2,340,480
Operating income	$276,853	$45,870	$—	$322,723	$298,700	$32,162	$—	$330,862

____________________

(a)
Amounts in the “Eliminations” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Interest	$33,061	$32,667
Income taxes, net of refunds	92,996	108,847
Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Fair value of assets acquired	$115,105	$46,048
Net cash paid for acquisitions (a)	(98,144)	(29,834)
Stock issued for acquisition (b)	—	(4,458)
Liabilities assumed	$16,961	$11,756
____________________

(a)	Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single prior year acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2015 (“current quarter”) of $1.37 billion compared to $1.36 billion for the quarter ended September 30, 2014 (“prior year quarter”), an increase of 1%. Organic sales were flat compared to the prior year quarter, with gas and rent increasing 3% and hardgoods decreasing 5%. Current and prior year acquisitions contributed sales growth of 1% in the current quarter. The Company’s organic sales growth reflected continued strength in certain sectors, such as non-residential construction; however, sales to customers engaged in the energy and chemical and the manufacturing and metal fabrication sectors remained challenged through the quarter.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 56.3%, an increase of 50 basis points from the prior year quarter, primarily reflecting a sales mix shift toward higher margin gas and rent.
The Company’s operating income margin in the current quarter was 12.4%, a decrease of 50 basis points from the prior year quarter, primarily reflecting the impact of the increase in selling, distribution, and administrative expenses in the current low organic sales growth environment related to the Company’s Distribution business segment.
Net earnings per diluted share was $1.31 in the current quarter versus $1.30 in the prior year quarter.
Acquisitions
During the current quarter, the Company purchased seven businesses with aggregate historical annual sales of approximately $47 million. During the prior year quarter, the Company purchased five businesses with aggregate historical annual sales of approximately $6 million.
Stock Repurchase Program
On May 28, 2015, the Company announced plans to repurchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date and may be suspended or discontinued at any time.
During the current quarter, the Company repurchased 2.8 million shares on the open market at an average price of $97.98. At September 30, 2015, $125 million was available for additional share repurchases under the program. The impact of any additional share repurchases that may occur subsequent to September 30, 2015 under the Company’s current authorized stock repurchase program is not reflected in the Company’s forward-looking guidance for its fiscal third quarter ending December 31, 2015 or full fiscal year ending March 31, 2016.
Fiscal Third Quarter and Full Fiscal Year Outlook
The U.S. industrial economy continues to be challenging particularly in the energy and chemical, and manufacturing and metal fabrication end markets. As it relates to the upstream energy market, the sustained low price of oil and natural gas continues to pressure the Company’s customers in this segment. While the Company saw strength in the manufacture of transportation equipment, the slowing global economy and strong dollar continue to challenge many of the Company’s manufacturing customers. Customers who support oil and gas, mining and agricultural industries, and those who depend on exports have been the hardest hit. Continued investment in non-residential construction for both downstream chemical and power projects provides encouragement for the overall future of this end market. The strength of the U.S. dollar, low oil prices and relatively slower global demand continue to be headwinds for the Company’s customers. The overall weak industrial demand tempers the Company’s near-term optimism, and the level of uncertainty in the U.S. industrial economy makes it difficult to predict the Company’s near-term sales outlook. The Company’s recent investments to improve its platform, systems, and its product and service offerings have positioned the Company for growth when the economy improves. As it remains focused on operational improvements and leveraging its industry leading platform, the Company will continue to closely manage expenses without sacrificing customer service or safety.
The Company expects earnings per diluted share for the third fiscal quarter ending December 31, 2015 to be in the range of $1.15 to $1.20, a decrease of 7% to a decrease of 2% over earnings per diluted share of $1.23 in the third fiscal quarter ended December 31, 2014. The Company’s third quarter guidance includes a year-over-year negative impact of $0.02 to $0.03 per diluted share from near term net cost pressure related to helium diversification and supply extension initiatives and a net $0.03 per diluted share benefit from share repurchases made through September 30, 2015. The Company expects its organic sales growth rate for the quarter ending December 31, 2015 to be flat to down one percent.

The Company expects earnings per diluted share for the full fiscal year ending March 31, 2016 to be in the range of $4.90 to $5.00, an increase of 1% to 3% over earnings per diluted share of $4.85 in the fiscal year ended March 31, 2015. The Company’s fiscal 2016 guidance includes an estimated year-over-year negative impact of $0.00 to $0.04 per diluted share from variable compensation reset following a year that was significantly below-budget as well as a year-over-year negative impact of $0.07 to $0.09 per diluted share from near term net cost pressure related to helium diversification and supply extension initiatives and a net $0.09 per diluted share benefit from share repurchases made through September 30, 2015. The Company expects its organic sales growth rate for the fiscal year ending March 31, 2016 to be in the low single digits.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 1% to $1.37 billion for the current quarter compared to the prior year quarter, driven by sales growth from current and prior year acquisitions of 1% in the current quarter. As outlined in the Overview section, the Company’s organic sales growth reflected continued strength in certain sectors, but on balance, underlying business conditions remained sluggish and some sectors remained challenged during the current quarter. Gas and rent organic sales increased 3% in the current quarter, and hardgoods organic sales decreased 5%. Organic sales growth in the current year was flat driven by price increases of 1% offset by volume decreases of 1%.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases (and associated rent), which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products in aggregate increased 2% on an organic basis as compared to the prior year quarter.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter increased 2% compared to the prior year quarter.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$1,214,268	$1,217,010	$(2,742)	—%
All Other Operations	172,096	148,795	23,301	16%
Intercompany eliminations	(11,795)	(8,050)	(3,745)
	$1,374,569	$1,357,755	$16,814	1%
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
Distribution business segment sales were flat compared to the prior year quarter, with a decrease in organic sales of 1%. Incremental sales from current and prior year acquisitions contributed sales growth of 1% in the current quarter. Higher pricing contributed 1% offset by volume decreases of 2% which resulted in the 1% decrease in organic sales in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 2%, with pricing up 2% and volumes flat. Hardgoods organic sales within the Distribution business segment decreased 5%, with pricing flat and volumes down 5%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year quarter, comprised of the following: bulk gas and rent up 5%, on higher pricing and volumes; specialty gas, rent, and related equipment up 9%, on moderate growth in core specialty gas volumes and large single-customer short-term activity; and medical gas and rent flat, as increases to physicians and dental practices, as well as hospitals and surgery centers, were offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc® business increased 10% over the prior year quarter, driven by strong equipment sales and increases in both welder and generator rentals in the non-residential construction and energy customer segments.
Within the Distribution business segment’s hardgoods sales, sales of safety products decreased by 4% compared to the prior year quarter, on broad based weakness in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, were down 5% in the current quarter over the prior year quarter, consistent with the 5% decrease in total hardgoods organic sales in the Distribution business segment.

The All Other Operations business segment consists of five business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 16% compared to the prior year quarter, with an increase in organic sales of 8%. Incremental sales from current and prior year acquisitions contributed sales growth of 8% in the current quarter. The strong organic growth in the All Other Operations business segment was driven by sales increases primarily in the Company’s refrigerants, as well as dry ice businesses. Organic sales of CO2 and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment, increased 5% over the prior year quarter on higher pricing and volumes.
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
Consolidated gross profits (excluding depreciation) increased 2% in the current quarter compared to the prior year quarter, reflecting the overall growth in sales and margin expansion on favorable sales mix. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 50 basis points to 56.3% compared to 55.8% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward higher margin gas and rent. Gas and rent represented 65.0% of the Company’s sales mix in the current quarter, up from 63.2% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$683,690	$685,143	$(1,453)	—%
All Other Operations	89,706	72,078	17,628	24%
	$773,396	$757,221	$16,175	2%
The Distribution business segment’s gross profit margin (excluding depreciation) remained consistent with the prior year quarter at 56.3%. The benefits of the favorable sales mix-shift, from hardgoods toward higher margin gas and rent, and pricing gains were offset by margin pressure within gas and rent on higher helium costs and a sales mix shift toward lower margin bulk gas. Gas and rent represented 60.5% of the Distribution business segment’s sales in the current quarter, up from 59.1% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 24% compared to the prior year quarter, primarily driven by the increase in refrigerants and dry ice sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 370 basis points to 52.1% in the current quarter from 48.4% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Company’s refrigerants and ammonia businesses plus the addition of the higher-margin Priority Nitrogen business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
Consolidated SD&A expenses increased $15 million, or 3%, in the current quarter as compared to the prior year quarter. Contributing to the increase in SD&A expenses were approximately $7 million of incremental operating costs associated with acquired businesses, representing approximately 1.4% of the total increase in SD&A. The remaining increase is primarily related to incremental costs to support strong organic sales growth in the All Other Operations segment. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 50 basis points to 66.6% in the current quarter, compared to 66.1% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$459,159	$452,467	$6,692	1%
All Other Operations	56,220	47,908	8,312	17%
	$515,379	$500,375	$15,004	3%
SD&A expenses in the Distribution business segment increased 1.5% compared to the prior year quarter. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $4 million of incremental operating costs associated with acquired businesses, representing approximately 0.9% of the increase in SD&A. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 120 basis points to 67.2% compared to 66.0% in the prior year quarter.
SD&A expenses in the All Other Operations business segment increased 17%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the All Other Operations business segment were approximately $3 million of incremental operating costs associated with acquired businesses, representing approximately 7% of the increase in SD&A. Incremental costs to support strong organic sales growth in the All Other Operations segment also contributed to the increase. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment decreased 380 basis points to 62.7% compared to 66.5% in the prior year quarter, primarily driven by strong sales and margin growth in the Company’s All Other Operations business segment.
Depreciation and Amortization
Depreciation expense increased $6 million, or 8%, to $79 million in the current quarter as compared to $73 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue-generating assets to support customer demand (such as cylinders/bulk tanks and rental welders/generators) as well as investments in the Company’s eBusiness platform and other system enhancements. Amortization expense of $9 million in the current quarter increased $1 million compared to the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $170 million decreased 3% in the current quarter compared to the prior year quarter, primarily driven by the increase in SD&A and depreciation expenses in the current low organic sales growth environment related to the Company’s Distribution business segment. The consolidated operating income margin decreased 50 basis points to 12.4% from 12.9% in the prior year quarter.

	Three Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$145,176	$158,846	$(13,670)	(9)%
All Other Operations	24,969	16,935	8,034	47%
	$170,145	$175,781	$(5,636)	(3)%
Operating income in the Distribution business segment decreased 9% compared to the prior year quarter. The Distribution business segment’s operating income margin of 12.0% decreased by 110 basis points compared to the operating income margin of 13.1% in the prior year quarter. The decline in the Distribution business segment’s operating income margin primarily reflects the impact of rising operating costs in the current negative organic sales environment.
Operating income in the All Other Operations business segment increased 47% compared to the prior year quarter, primarily driven by the increase in refrigerants and dry ice sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s operating income margin of 14.5% increased by 310 basis points compared to the operating income margin of 11.4% in the prior year quarter. The increase in the All Other Operations business segment’s operating income margin was primarily driven by margin expansion in the Company’s refrigerants and ammonia businesses plus the addition of higher-margin Priority Nitrogen business.
Interest Expense, Net
Interest expense, net, was $15 million in the current quarter, representing a decrease of $3 million, or 18%, compared to the prior year quarter. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates, partially offset by higher average debt balances, in the current quarter as compared to the prior year quarter.

Income Tax Expense
The effective income tax rate was 36.8% of pre-tax earnings in the current quarter compared to 37.5% in the prior year quarter.
Net Earnings
Net earnings per diluted share increased 1% to $1.31 in the current quarter compared to $1.30 per diluted share in the prior year quarter. Net earnings were $98 million in the current quarter compared to $98 million in the prior year quarter.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2014
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales increased 2% to $2.72 billion for the six months ended September 30, 2015 (“current period”) compared to the six months ended September 30, 2014 (“prior year period”), driven by organic sales growth of 1% and sales growth from current and prior year acquisitions of 1% in the current period. Gas and rent organic sales increased 4% in the current period, and hardgoods organic sales decreased 4%. Organic sales growth in the current period was driven by price increases of 2% partially offset by volume decreases of 1%.
During the current period, sales of strategic products in aggregate increased 3% on an organic basis as compared to the prior year period.
Sales to strategic accounts in the current period increased 3% compared to the prior year period.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Six Months Ended
Net Sales (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$2,410,176	$2,400,622	$9,554	—%
All Other Operations	333,497	285,838	47,659	17%
Intercompany eliminations	(19,394)	(15,118)	(4,276)
	$2,724,279	$2,671,342	$52,937	2%
Distribution business segment sales were flat compared to the prior year period. Incremental sales from current and prior year acquisitions were flat in the current period. Higher pricing contributed 2% offset by volume decreases of 2% which resulted in the flat organic sales growth in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 2%, with pricing up 2% and volumes flat. Hardgoods organic sales within the Distribution business segment decreased 4%, with pricing flat and volumes down 4%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year period, comprised of the following: bulk gas and rent up 6%, on higher pricing and volumes; specialty gas, rent, and related equipment up 6%, on moderate growth in core specialty gas volumes; and medical gas and rent up 1%, as increases to physicians and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc® business increased 8% over the prior year period, driven by strong equipment sales and increases in both welder and generator rentals in the non-residential construction and energy customer segments.
Within the Distribution business segment’s hardgoods sales, sales of safety products decreased by 1% compared to the prior year period, on broad based moderation in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, decreased 3% in the current period over the prior year period, in-line with the 4% decrease in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment sales increased 17% compared to the prior year period, with an increase in organic sales of 12%. Incremental sales from current and prior year acquisitions contributed sales growth of 5% in the current period. The strong growth in the All Other Operations business segment was driven by sales increases primarily in the Company’s refrigerants, as well as CO2 and dry ice, businesses. Organic sales of CO2 and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment, increased 6% over the prior year period on higher pricing and volumes.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 3% in the current period, reflecting the overall growth in sales and margin expansion on price increases. The consolidated gross profit margin (excluding depreciation) in the current period increased 30 basis points to 56.0% compared to 55.7% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward higher margin gas and rent, partially offset by a sales mix shift within gas toward lower margin refrigerants. Gas and rent represented 64.8% of the Company’s sales mix in the current period, up from 63.0% in the prior year period.

	Six Months Ended
Gross Profits (ex. Depr.) (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$1,358,358	$1,347,822	$10,536	1%
All Other Operations	167,582	139,580	28,002	20%
	$1,525,940	$1,487,402	$38,538	3%
The Distribution business segment’s gross profits (excluding depreciation) increased 1% compared to the prior year period. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.4% versus 56.1% in the prior year period, an increase of 30 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift toward higher margin gas and rent, offset by margin pressure within gas and rent on higher helium costs and a sales mix shift toward lower margin bulk gas. Gas and rent represented 60.3% of the Distribution business segment’s sales in the current period, up from 59.0% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 20% compared to the prior year period, primarily driven by the increase in refrigerants and dry ice sales, margin expansion in the Company’s ammonia business, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 140 basis points to 50.2% in the current period from 48.8% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Company’s ammonia business plus the addition of the higher-margin Priority Nitrogen business.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $34 million, or 3%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $11 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the total increase in SD&A. Normal inflation, and rising healthcare costs, as well as the incremental costs to support strong organic sales growth in the All Other Operations segment, also contributed to the increase. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 50 basis points to 67.4% in the current period compared to 66.9% in the prior year period.

	Six Months Ended
SD&A Expenses (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$923,968	$902,106	$21,862	2%
All Other Operations	105,187	92,982	12,205	13%
	$1,029,155	$995,088	$34,067	3%
SD&A expenses in the Distribution business segment increased 2% compared to the prior year period. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $8 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the increase in SD&A. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment decreased 110 basis points to 68.0% compared to 66.9% in the prior year period.
SD&A expenses in the All Other Operations business segment increased 13% compared to the prior year period. Contributing to the increase in SD&A expenses in the All Other Operations business segment were approximately $3 million of incremental operating costs associated with acquired businesses, representing approximately 4% of the increase in SD&A. Incremental costs to support strong organic sales growth in the All Other Operations segment, also contributed to the increase. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment decreased 380 basis points to 62.8% compared to 66.6% in the prior year period, primarily driven by strong sales and margin growth in the Company’s All Other Operations business segment.
Depreciation and Amortization
Depreciation expense increased $12 million, or 8%, to $157 million in the current period as compared to the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue-generating assets to support customer demand (such as cylinders/bulk tanks and rental welders/generators) as well as investments in the Company’s eBusiness platform and other system enhancements. Amortization expense of $17 million in the current period increased by $1 million compared to the prior year period, driven by acquisitions.
Operating Income

Consolidated operating income of $323 million decreased 2% in the current period compared to the prior year period, primarily driven by the increase in SD&A and depreciation expenses in the current low organic sales growth environment related to the Company’s Distribution business segment. The consolidated operating income margin decreased 60 basis points to 11.8% from 12.4% in the prior year period.

	Six Months Ended
Operating Income (In thousands)	September 30,		Increase/(Decrease)
	2015	2014
Distribution	$276,853	$298,700	$(21,847)	(7)%
All Other Operations	45,870	32,162	13,708	43%
	$322,723	$330,862	$(8,139)	(2)%
Operating income in the Distribution business segment decreased 7% compared to the prior year period. The Distribution business segment’s operating income margin of 11.5% decreased by 90 basis points compared to the operating income margin of 12.4% in the prior year period. The decline in the Distribution business segment’s operating income margin primarily reflects the impact of rising operating costs in the current low organic sales growth environment.
Operating income in the All Other Operations business segment increased 43% compared to the prior year period, primarily driven by the increase in refrigerants sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s operating income margin of 13.8% increased by 250 basis points compared to the operating income margin of 11.3% in the prior year period. The increase in the All Other Operations business segment’s operating income margin was primarily driven by margin expansion in the Company’s refrigerants and ammonia businesses plus the addition of higher-margin Priority Nitrogen business.
Interest Expense, Net
Interest expense, net, was $29 million in the current period, representing a decrease of $5 million, or 16%, compared to the prior year period. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates, in the current period as compared to the prior year period.
Income Tax Expense
The effective income tax rate was 36.8% of pre-tax earnings in the current period compared to 37.2% in the prior year period.
Net Earnings
Net earnings per diluted share decreased slightly to $2.47 in the current period compared to $2.48 per diluted share in the prior year period. Net earnings were $186 million in the current period compared to $187 million in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $372 million in the current period compared to $342 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Net earnings	$186,269	$187,164
Non-cash and non-operating activities (1)	179,564	174,245
Changes in working capital	9,809	(16,406)
Other operating activities	(3,981)	(3,085)
Net cash provided by operating activities	$371,661	$341,918
____________________

(1)	Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, and stock-based compensation expense.
The cash inflow related to working capital in the current period was primarily driven by a lower required investment in working capital, reflecting the overall low organic sales growth environment, the reduction in inventory driven by strong refrigerants sales growth during the current period, and the timing of payments to vendors and receipt of vendor rebate payments. Net earnings plus non-cash and non-operating activities provided cash of $366 million in the current period and $361 million in the prior year period.
As of September 30, 2015, $23 million of the Company’s $58 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Capital expenditures	$(269,982)	$(220,872)
Proceeds from sales of plant and equipment	10,665	10,634
Business acquisitions and holdback settlements	(98,144)	(29,834)
Other investing activities	763	716
Net cash used in investing activities	$(356,698)	$(239,356)
Capital expenditures as a percentage of sales were 9.9% and 8.3% for the current and prior year periods, respectively. The increase in capital expenditures in the current period compared to the prior year period reflects the Company’s higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks to support sales growth; the construction of new air separation units in Kentucky and Illinois; and the purchase of various facilities previously operated under lease agreements related to the acquired Encompass Gas Group. Lease buyouts in the current period were $43 million as compared to $1 million in the prior year period. During the current period, the Company paid $98 million to purchase twelve businesses and to settle holdback liabilities associated with prior year acquisitions. The businesses acquired during the current period had historical annual sales of approximately $80 million.
Free cash flow* in the current period was $169 million compared to $147 million in the prior year period.

* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See non-GAAP reconciliation and components of free cash flow at the end of this section.
The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Net cash borrowings (repayments) on debt obligations	$438,979	$(52,391)
Purchase of treasury stock	(374,706)	—
Dividends paid to stockholders	(88,515)	(81,942)
Other financing activities	16,629	27,922
Net cash used in financing activities	$(7,613)	$(106,411)
During the current period, net financing activities used cash of $8 million. Net cash borrowings on debt obligations in the current period were $439 million, primarily related to the issuance of $400 million of 3.05% senior notes maturing on August 1, 2020 (the “2020 Notes”), borrowings of $231 million under the commercial paper program, $23 million of net revolving credit borrowings and increased borrowings of $35 million under the Securitization Agreement, partially offset by the repayment of $250 million of 3.25% senior notes that would have matured on October 1, 2015. On May 28, 2015, the Company announced a $500 million stock repurchase program and during the six months ended September 30, 2015 the Company repurchased 3.8 million shares in the open market for $375 million. At September 30, 2015, $125 million was available for additional share repurchases under the program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, partially offset by the change in cash overdrafts, generated cash of $17 million during the current period.
In the prior year period, net financing activities used cash of $106 million. Net cash repayments on debt obligations in the prior year period were $52 million, primarily related to the repayment of $400 million of 4.50% senior notes that matured on September 15, 2014, partially offset by the issuance of $300 million of 3.65% senior notes maturing on July 15, 2024 and borrowings of $45 million under the commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, generated cash of $28 million during the prior year period.
Dividends
During the current period, the Company paid its stockholders dividends of $89 million or $0.60 per share. During the prior year period, the Company paid dividends of $82 million or $0.55 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
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
Money Market Loans
The Company has two separate money market loan agreements with financial institutions to provide access to short-term advances not to exceed $35 million for each respective agreement. At September 30, 2015, there were no advances outstanding under the agreements.
Commercial Paper
The Company participates in a $1 billion commercial paper program supported by its Credit Facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. At September 30, 2015, $557 million of borrowings were outstanding under the commercial paper program.

Trade Receivables Securitization
The Company participates in a securitization agreement with commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). On July 24, 2015, the Company entered into the Sixth Amendment and Joinder (the “Amendment”) to the Third Amended and Restated Receivables Purchase Agreement which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million. The Amendment also increased the number of commercial bank conduits from three to four. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. The maturity date of the Securitization Agreement is December 5, 2017. At September 30, 2015, the amount of outstanding borrowing under the Securitization Agreement was $330 million.
Senior Credit Facility
The Company participates in a $1 billion Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility consists of an $875 million U.S. dollar revolving credit line, with a $100 million letter of credit sublimit and a $75 million swingline sublimit, and a $125 million (U.S. dollar equivalent) multi-currency revolving credit line. The maturity date of the Credit Facility is November 18, 2019. Under circumstances described in the Credit Facility, the revolving credit line may be increased by an additional $500 million, provided that the multi-currency revolving credit line may not be increased by more than an additional $50 million.
At September 30, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
Senior Notes
At September 30, 2015, the $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 were included in the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet.
In September 2015, the Company repaid $250 million of 3.25% senior notes originally due to mature on October 1, 2015 at 100% of the principal amount of the notes plus accrued interest.
On August 11, 2015, the Company issued the 2020 Notes. The net proceeds from the sale of the 2020 Notes were used for general corporate purposes, including to fund acquisitions, to repay indebtedness and to repurchase shares pursuant to the Company’s stock repurchase program. Interest on the 2020 Notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2016. The 2020 Notes contain covenants that restrict the incurrence of liens and limit sale and leaseback transactions. The Company has the option to redeem the 2020 Notes prior to their maturity, in whole or in part, either at 100% of the principal amount of the notes plus any accrued but unpaid interest or at the applicable make-whole premium.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments, including its $250 million of 2.95% senior notes maturing on June 15, 2016. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At September 30, 2015, the Company’s leverage ratio was 2.8x and $320 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At September 30, 2015, the Company was in compliance with all covenants under all of its debt agreements.

Interest Rate Derivatives
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. At September 30, 2015, the Company had no derivative instruments outstanding.
Interest Expense
Based on the Company’s fixed-to-variable interest rate ratio as of September 30, 2015, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.4 million.
Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Six Months Ended
	September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$371,661	$341,918
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	9,614	8,994
Excess tax benefit realized from the exercise of stock options	4,233	5,091
Adjusted cash from operations	385,508	356,003
Capital expenditures	(269,982)	(220,872)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	10,665	10,634
Operating lease buyouts	42,624	1,349
Adjusted capital expenditures	(216,693)	(208,889)
Free cash flow	$168,815	$147,114

Net cash used in investing activities	$(356,698)	$(239,356)
Net cash used in financing activities	$(7,613)	$(106,411)
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

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. During the six months ended September 30, 2015, there have been no significant changes in the Company’s critical accounting estimates, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2015 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the six months ended September 30, 2015, there have been no significant changes to the Company’s contractual obligations as disclosed at March 31, 2015, other than the following items.
Long-term debt and estimated interest payments on long-term debt
In August 2015, the Company issued its 2020 Notes. In July 2015, the Company entered into an amendment to the Company’s Securitization Agreement. Refer to the “Liquidity and Capital Resources” section in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for additional information, and to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information on changes to the Company’s estimated interest payments on long-term debt as a result of the 2020 Notes and amended Securitization Agreement.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: the Company’s expectations regarding its organic sales growth and earnings per diluted share for the quarter ending December 31, 2015 and the fiscal year ending March 31, 2016; the Company’s management of expenses, including limited hiring plans and reduction of certain employees; expenses relating to the Company’s helium diversification and supply extension initiatives; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.4 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: the impact from the decline in oil prices on our customers; adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions and uncertainty in the energy sector; the impact of the strong dollar on the Company’s manufacturer customers that export; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures, including cost pressure related to the Company’s helium diversification and supply initiatives; shortages and/or disruptions in the supply chain of certain gases; the ability of the Company to pass on to its customers its increased costs of selling helium; EPA rulings and the impact in the marketplace of U.S. compliance with the Montreal Protocol as related to the production and import of

Refrigerant-22 (also known as HCFC-22 or R-22); the Company’s ability to successfully build, complete in a timely manner and operate its new facilities; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws, including the increase in interest rates; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the overall U.S. industrial economy; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s market risks related to interest rates and foreign currencies are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the six months ended September 30, 2015, there have been no significant changes to the Company’s market risks as disclosed at March 31, 2015, other than the following items.
Other than the issuance of the 2020 Notes and the amendment to the Company’s Securitization Agreement, there have been no significant changes to the Company’s market risks associated with debt obligations during the six months ended September 30, 2015. Estimated interest expense on the 2020 Notes is approximately $12 million on an annualized basis through the maturity date of August 1, 2020, at which time the principal is scheduled to be repaid in full. See Note 8 to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information on the estimated fair value of the 2020 Notes at September 30, 2015. The amendment to the Securitization Agreement, which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million and increased the number of participating banks from three to four, does not significantly impact the Company’s market risks associated with debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2015, the Company acquired the following shares of its common stock:

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
7/1/15 - 7/31/15	3,017	$100.48	—	$396,160,835
8/1/15 - 8/31/15	1,320,662	$102.07	1,317,707	$261,664,630
9/1/15 - 9/30/15	1,446,666	$94.27	1,446,666	$125,294,139
Total	2,770,345	$97.99	2,764,373
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

(2)
In addition to the shares purchased as part of the stock repurchase program, the total number of shares purchased includes shares that were attested to upon the exercise of stock options by participants in the Company’s Equity Incentive Plan in satisfaction of the payment of the exercise of stock options under the plan. During the three months ended September 30, 2015, the Company acquired 5,972 shares of its common stock with an average fair market value per share of $101.53 for the exercise of 13,000 stock options.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1
Sixth Supplemental Indenture dated August 11, 2015 to the Indenture dated May 27, 2010, between Airgas, Inc. and U.S. Bank National Association, as Trustee, related to the 3.05% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Company’s August 11, 2015 Current Report on Form 8-K.)

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

Dated:	November 4, 2015		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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