Form 10-Q
period 2015-12-31
AIRGAS INC
filed 2016-02-05
CIK 804212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2015
Commission file number: 1-9344
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of February 3, 2016 was 72,428,483.

AIRGAS, INC.

FORM 10-Q
December 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net Sales	$1,295,414	$1,331,820	$4,019,693	$4,003,162
Costs and Expenses:
Cost of products sold (excluding depreciation)	553,582	588,933	1,751,921	1,772,873
Selling, distribution and administrative expenses	506,143	496,409	1,535,298	1,491,497
Merger costs	21,393	—	21,393	—
Depreciation	79,940	75,556	237,266	221,351
Amortization	8,769	8,036	25,505	23,693
Total costs and expenses	1,169,827	1,168,934	3,571,383	3,509,414
Operating Income	125,587	162,886	448,310	493,748
Interest expense, net	(15,142)	(13,673)	(44,440)	(48,374)
Other income (expense), net	4,316	(238)	5,853	1,712
Earnings before income taxes	114,761	148,975	409,723	447,086
Income taxes	(40,897)	(55,776)	(149,590)	(166,723)
Net Earnings	$73,864	$93,199	$260,133	$280,363
Net Earnings per Common Share:
Basic earnings per share	$1.02	$1.25	$3.53	$3.76
Diluted earnings per share	$1.01	$1.23	$3.49	$3.70
Weighted Average Shares Outstanding:
Basic	72,127	74,767	73,732	74,534
Diluted	73,112	75,954	74,603	75,721
Dividends Declared per Common Share	$0.60	$0.55	$1.80	$1.65
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Net earnings	$73,864	$93,199	$260,133	$280,363
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2,640)	(5,692)	(5,873)	(8,508)
Reclassification of hedging loss included in net earnings	—	129	259	388
Other comprehensive income (loss), before tax	(2,640)	(5,563)	(5,614)	(8,120)
Net tax expense of other comprehensive income items	—	(48)	(96)	(144)
Other comprehensive income (loss), net of tax	(2,640)	(5,611)	(5,710)	(8,264)
Comprehensive income	$71,224	$87,588	$254,423	$272,099
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except per share amounts)	December 31, 2015	March 31, 2015
ASSETS
Current Assets
Cash	$46,877	$50,724
Trade receivables, less allowances for doubtful accounts of $29,901 and $27,016 at December 31, 2015 and March 31, 2015, respectively	671,507	708,227
Inventories, net	485,230	474,070
Deferred income tax asset, net	65,180	58,072
Prepaid expenses and other current assets	165,653	124,591
Total current assets	1,434,447	1,415,684
Plant and equipment at cost	5,605,541	5,305,059
Less accumulated depreciation	(2,526,649)	(2,353,293)
Plant and equipment, net	3,078,892	2,951,766
Goodwill	1,362,610	1,313,644
Other intangible assets, net	256,251	244,519
Other non-current assets	48,674	47,997
Total assets	$6,180,874	$5,973,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$159,887	$206,187
Accrued expenses and other current liabilities	369,787	346,879
Short-term debt	498,551	325,871
Current portion of long-term debt	250,125	250,110
Total current liabilities	1,278,350	1,129,047
Long-term debt, excluding current portion	1,953,450	1,748,662
Deferred income tax liability, net	880,761	854,574
Other non-current liabilities	92,843	89,741
Commitments and contingencies
Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at December 31, 2015 and March 31, 2015	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 87,724 and 87,554 shares issued at December 31, 2015 and March 31, 2015, respectively	877	876
Capital in excess of par value	899,480	853,800
Retained earnings	2,348,954	2,231,026
Accumulated other comprehensive income (loss)	(20,563)	(14,853)
Treasury stock, 15,447 and 12,197 shares at cost at December 31, 2015 and March 31, 2015, respectively	(1,253,278)	(919,263)
Total stockholders’ equity	1,975,470	2,151,586
Total liabilities and stockholders’ equity	$6,180,874	$5,973,610
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$260,133	$280,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	237,266	221,351
Amortization	25,505	23,693
Deferred income taxes	18,910	14,332
Gain on sales of plant and equipment	(2,965)	(1,654)
Stock-based compensation expense	24,303	25,618
Changes in assets and liabilities, excluding effects of business acquisitions:
Trade receivables, net	42,641	14,337
Inventories, net	(6,832)	(20,974)
Prepaid expenses and other current assets	(40,277)	(58,230)
Accounts payable, trade	(48,701)	5,195
Accrued expenses and other current liabilities	8,628	17,972
Other, net	(6,087)	(7,319)
Net cash provided by operating activities	512,524	514,684
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(366,751)	(338,905)
Proceeds from sales of plant and equipment	19,675	16,992
Business acquisitions and holdback settlements	(100,329)	(45,165)
Other, net	1,780	316
Net cash used in investing activities	(445,625)	(366,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	171,637	27,966
Proceeds from borrowings of long-term debt	471,870	312,941
Repayment of long-term debt	(264,138)	(406,345)
Financing costs	(3,311)	(5,236)
Purchase of treasury stock	(374,706)	—
Proceeds from the exercise of stock options	30,593	41,565
Stock issued for the Employee Stock Purchase Plan	14,293	13,304
Excess tax benefit realized from the exercise of stock options	7,085	10,487
Dividends paid to stockholders	(131,841)	(123,080)
Change in cash overdraft and other	7,772	(15,497)
Net cash used in financing activities	(70,746)	(143,895)
Change in cash	$(3,847)	$4,027
Cash – Beginning of period	50,724	69,561
Cash – End of period	$46,877	$73,588
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
(2) MERGER AGREEMENT
On November 17, 2015, the Company announced that it had entered into a definitive agreement for the acquisition of the Company by L’Air Liquide, S.A. (“Air Liquide”) in a merger pursuant to an Agreement and Plan of Merger, dated as of November 17, 2015, by and among the Company, Air Liquide and AL Acquisition Corporation (“Merger Sub”), an indirect wholly owned subsidiary of Air Liquide (the “Merger Agreement”). The Merger Agreement provides that, among other things and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger. As consideration for the Merger, each outstanding share of common stock of the Company, par value $0.01 (the “Common Stock”), will automatically be converted into the right to receive $143 in cash at the effective time of the Merger (the “Effective Time”), excluding treasury stock owned by the Company or shares owned by Air Liquide or any of its subsidiaries, which will be canceled.
The closing of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of Common Stock and the receipt of necessary antitrust and other regulatory approvals. The special meeting of Airgas stockholders to adopt the Merger Agreement will be held on February 23, 2016.
In connection with the Merger, the Company has incurred $21.4 million of merger-related costs during the three months ended December 31, 2015, primarily consisting of legal, advisory and other professional fees in connection with the Merger. These costs are included in the “Merger costs” line item of the Company’s consolidated statement of earnings.
(3) ACCOUNTING AND DISCLOSURE CHANGES
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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
In April 2015, the FASB issued new guidance simplifying the financial statement presentation of debt issuance costs. The new guidance specifies that debt issuance costs related to a recognized term debt obligation shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements can continue to be reflected as deferred assets in the balance sheet consistent with existing GAAP, or can be presented net of the associated debt obligations. The new guidance is effective for the Company on April 1, 2016, with early adoption permitted, for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis. The Company does not expect this adoption to have a material impact on its consolidated financial statements.
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
In November 2015, the FASB issued new guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on April 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on April 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.
(4) ACQUISITIONS
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
During the nine months ended December 31, 2015, the Company acquired 17 businesses with aggregate historical annual sales of approximately $84 million. Transaction and other integration costs incurred during the nine months ended December 31, 2015 were $2.2 million and were included in selling, distribution and administrative expenses in the Company’s consolidated statement of earnings. These acquisitions contributed approximately $32 million in net sales during the nine months ended December 31, 2015.
Purchase price allocations for certain businesses most recently acquired during the nine months ended December 31, 2015 are primarily based on provisional fair values and are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented below. The following table summarizes the consideration transferred and the estimated fair values of the assets acquired and liabilities assumed for fiscal 2016 acquisitions, as well as adjustments to finalize the valuations of certain prior year acquisitions. Valuation adjustments related to prior year acquisitions were not significant.

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Consideration
Cash (a)	$56,642	$44,014	$100,656

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets, net	$8,231	$2,228	$10,459
Plant and equipment	11,621	13,246	24,867
Other intangible assets	23,777	12,769	36,546
Current liabilities	(6,732)	(4,247)	(10,979)
Non-current liabilities	(3,856)	(3,997)	(7,853)
Total identifiable net assets	33,041	19,999	53,040

Goodwill	23,601	24,015	47,616
	$56,642	$44,014	$100,656
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The fair value of trade receivables acquired with fiscal 2016 acquisitions was $6.0 million, with gross contractual amounts receivable of $6.8 million. Goodwill associated with fiscal 2016 acquisitions was $47.4 million, of which $43.2 million is deductible for income tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions. These synergies include increased distribution density that will facilitate the sale of industrial, medical and specialty gases, and related supplies, the addition of businesses that offer products and services complementary to the Company’s existing portfolio, and enhanced geographical coverage abroad to strengthen the Company’s welder and generator rental business. Other intangible assets related to fiscal 2016 acquisitions represent customer relationships and non-competition agreements, and amounted to $29.0 million and $7.5 million, respectively. See Note 6 for further information on goodwill and other intangible assets.
The following table provides unaudited pro forma results of operations for the nine months ended December 31, 2015 and 2014, as if fiscal 2016 acquisitions had occurred on April 1, 2014. The pro forma results were prepared from financial information obtained from the sellers of the businesses and as part of the due diligence process associated with the acquisitions. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2014 or of results that may occur in the future.

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2015	2014
Net sales	$4,040,816	$4,064,999
Net earnings	260,987	284,046
Diluted earnings per share	$3.50	$3.75
Prior Year Acquisitions
During the nine months ended December 31, 2014, the Company acquired 13 businesses. A total of approximately $49 million in consideration was transferred for the 13 businesses, the settlement of holdback liabilities and the settlement of a contingent consideration arrangement associated with a prior year acquisition. Of the consideration transferred, $45 million was paid in net cash and $4 million represented shares of Airgas, Inc. common stock issued as part of the consideration for a single acquisition. Transaction and other integration costs incurred during the nine months ended December 31, 2014 were $1.4 million. The acquired businesses had aggregate historical annual sales of approximately $48 million. These acquisitions contributed approximately $19 million in net sales for the nine months ended December 31, 2014. The Company acquired these businesses in order to increase its distribution density and enhance its capabilities to facilitate the sale of industrial, medical and specialty gases, and related supplies.
(5) INVENTORIES, NET
Inventories, net, consist of:

(In thousands)	December 31, 2015	March 31, 2015
Hardgoods	$318,432	$311,453
Gases	166,798	162,617
	$485,230	$474,070

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The valuations of assets acquired and liabilities assumed from certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill by business segment for the nine months ended December 31, 2015 were as follows:

(In thousands)	Distribution Business Segment	All Other Operations Business Segment	Total
Balance at March 31, 2015	$1,116,569	$197,075	$1,313,644
Acquisitions (a)	23,601	24,015	47,616
Other adjustments, including foreign currency translation	1,436	(86)	1,350
Balance at December 31, 2015	$1,141,606	$221,004	$1,362,610
____________________

(a)	Includes acquisitions completed during the current year and adjustments made to prior year acquisitions.
Annual Test for Goodwill Impairment
The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 31 of each year. At October 31, 2015, the Company had 21 reporting units in the Distribution business segment and 6 reporting units in the All Other Operations business segment, each of which constitutes an operating segment for purposes of the Company’s segment reporting.
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
For the October 31, 2015 goodwill impairment test, the Company bypassed the option to perform the Step 0 assessment for all of its reporting units as a periodic refresh of its reporting units’ fair values from the application of the qualitative Step 0 assessment in prior years. The determination to proceed to the first step of the two-step goodwill impairment test at October 31, 2015 was based on an evaluation of relevant events and circumstances, including the length of time since the Company’s most recent calculation of the fair value of its reporting units. The fair values of the Company’s reporting units evaluated using the qualitative Step 0 assessment in the prior year were all substantially in excess of their respective carrying amounts in the Company’s prior Step 1 analysis.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Company determined the estimated fair value of each of its reporting units as of October 31, 2015 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include sales growth rates and profit margins based on specific reporting unit business plan, future capital expenditures, working capital needs, and discount and perpetual growth rates. The discount rates used to estimate the fair value of the individual reporting unit exceeded the Company’s weighted average cost of capital as a whole, as the discount rate used for this purpose assigns a higher risk premium to the smaller individual reporting units. The perpetual growth rate assumed in the discounted cash flow model was in line with the long-term growth rate as measured by the U.S. Gross Domestic Product and the industry’s long-term rate of growth. In addition to Company and reporting unit-specific growth targets, general economic conditions, the long-term economic outlook for the U.S. economy, and market conditions affecting borrowing costs and returns on equity all influence the estimated fair value of each of the Company’s reporting units. The Company’s methodology used for valuing its reporting units for the purpose of its goodwill impairment test is consistent with prior valuations.
The Company’s annual goodwill impairment test at October 31, 2015 indicated that the fair values of all of its reporting units substantially exceeded their respective carrying amounts.
Other Intangible Assets
Other intangible assets by major class are as follows:

	December 31, 2015				March 31, 2015
(In thousands)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17	$371,533	$(135,775)	$235,758	17	$345,805	$(120,321)	$225,484
Non-competition agreements	6	48,702	(28,362)	20,340	6	43,204	(24,335)	18,869
Other		200	(47)	153		200	(34)	166
		$420,435	$(164,184)	$256,251		$389,209	$(144,690)	$244,519
As the Company’s other intangible assets amortize and reach the end of their respective amortization periods, the fully amortized balances are removed from the gross carrying and accumulated amortization amounts. Amortization expense related to the Company’s other intangible assets for the nine months ended December 31, 2015 and 2014 was $24.3 million and $22.6 million, respectively. Estimated future amortization expense for the Company’s other intangible assets by fiscal year is as follows: remainder of fiscal 2016 - $8.3 million; 2017 - $31.7 million; 2018 - $29.5 million; 2019 - $27.4 million; 2020 - $25.8 million; and $133.5 million thereafter.
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

(In thousands)	December 31, 2015	March 31, 2015
Accrued payroll and employee benefits	$88,893	$98,547
Business insurance reserves (a)	50,360	49,934
Taxes other than income taxes	18,654	22,863
Cash overdraft	79,636	71,537
Deferred rental revenue	32,156	34,538
Accrued interest	15,704	12,860
Other accrued expenses and current liabilities	84,384	56,600
	$369,787	$346,879
____________________

(a)
With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $11.0 million at December 31, 2015 and $11.6 million at March 31, 2015, which are included within the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheets. The insurance receivables represent the balance of probable claim losses in excess of the Company’s deductible for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(8) INDEBTEDNESS
Total debt consists of:

(In thousands)	December 31, 2015	March 31, 2015
Short-term
Money market loans	$—	$—
Commercial paper	498,551	325,871
Short-term debt	$498,551	$325,871

Long-term
Trade receivables securitization	$330,000	$295,000
Revolving credit borrowings - U.S.	—	—
Revolving credit borrowings - Multi-currency	69,232	48,332
Revolving credit borrowings - France	5,808	6,277
Senior notes, net	1,798,166	1,648,608
Other long-term debt	369	555
Total long-term debt	2,203,575	1,998,772
Less current portion of long-term debt	(250,125)	(250,110)
Long-term debt, excluding current portion	$1,953,450	$1,748,662

Total debt	$2,702,126	$2,324,643
Money Market Loans
The Company has an agreement with a financial institution to provide access to short-term advances not to exceed $35 million that was extended in December 2015 and now expires on December 27, 2016. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances may be for one to six months with rates at a fixed spread over the corresponding London Interbank Offering Rate (“LIBOR”). At December 31, 2015, there were no advances outstanding under the agreement.
The Company also has an agreement with another financial institution that provides access to additional short-term advances not to exceed $35 million that expires on July 31, 2016. The agreement may be further extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2015, there were no advances outstanding under the agreement.
Trade Receivables Securitization
On July 24, 2015, the Company entered into the Sixth Amendment and Joinder (the “Sixth Amendment”) to the Third Amended and Restated Receivables Purchase Agreement (the “Securitization Agreement”), which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million. The Sixth Amendment also increased the number of participating banks from three to four.
On December 4, 2015, the Company entered into the Seventh Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 5, 2017 to December 5, 2018. There were no other material changes to the Securitization Agreement as a result of the Seventh Amendment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Senior Credit Facility
The Company participates in a $1 billion Second Amended and Restated Credit Agreement (the “Credit Facility”). As of December 31, 2015, the Company had $69 million of borrowings under the Credit Facility, all of which were under the multi-currency revolver. There were no borrowings under the U.S. dollar revolver at December 31, 2015. The Company also had outstanding U.S. letters of credit of $51 million issued under the Credit Facility. At December 31, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility, and the Company was in compliance with all covenants under all of its debt agreements. At December 31, 2015, $381 million remained available under the Company’s Credit Facility, after giving effect to the borrowings under the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
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
At December 31, 2015, the Company’s $250 million 2.95% senior notes maturing on June 15, 2016 were included in the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet. On September 14, 2015, the Company redeemed in full its $250 million 3.25% senior notes originally due to mature on October 1, 2015 (the “2015 Notes”) at 100% of the principal amount of the notes plus accrued interest.
Aggregate Long-term Debt Maturities
The aggregate maturities of long-term debt at December 31, 2015 are as follows:

(In thousands)	Debt Maturities (a)
Remainder of fiscal 2016	$38
March 31, 2017	250,221
March 31, 2018	325,105
March 31, 2019	330,004
March 31, 2020	350,040
Thereafter	950,000
$2,205,408
____________________

(a)
Outstanding borrowings under the Securitization Agreement at December 31, 2015 are reflected as maturing at the agreement’s expiration in December 2018. Outstanding borrowings under the Credit Facility at December 31, 2015 are reflected as maturing at the agreement’s expiration in November 2019.

The Company’s senior notes are reflected in the debt maturity schedule at their maturity values rather than their carrying values, which are net of aggregate discounts of $1.8 million at December 31, 2015.
(9) FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and March 31, 2015 are categorized in the tables below based on the lowest level of significant input to the valuation. During the periods presented, there were no transfers between fair value hierarchical levels.

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	December 31, 2015
Assets:
Deferred compensation plan assets	$17,097	$17,097	$—	$—

Liabilities:
Deferred compensation plan liabilities	$17,097	$17,097	$—	$—

	Balance at	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)	March 31, 2015
Assets:
Deferred compensation plan assets	$16,288	$16,288	$—	$—

Liabilities:
Deferred compensation plan liabilities	$16,288	$16,288	$—	$—
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
Fair Value of Debt
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair values of the fixed rate notes disclosed in the following table were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 2). The fair values of the revolving credit borrowings, securitized receivables and commercial paper approximate their carrying values (see Note 8).

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	December 31, 2015	December 31, 2015	March 31, 2015	March 31, 2015
3.25% senior notes due 2015	$—	$—	$249,962	$252,520
2.95% senior notes due 2016	249,971	251,360	249,918	254,953
1.65% senior notes due 2018	324,769	322,468	324,688	323,921
2.375% senior notes due 2020	274,823	271,906	274,791	274,821
3.05% senior notes due 2020	399,290	403,500	—	—
2.90% senior notes due 2022	249,808	242,433	249,787	249,028
3.65% senior notes due 2024	299,505	297,450	299,462	310,500

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(10) STOCKHOLDERS’ EQUITY
Changes in stockholders’ equity were as follows:

(In thousands of shares)	Shares of Common Stock, $0.01 Par Value	Shares of Treasury Stock
Balance at March 31, 2015	87,554	(12,197)
Common stock issuance (a)	170
Reissuance of treasury stock for stock option exercises		514
Purchase of treasury stock (b)		(3,764)
Balance at December 31, 2015	87,724	(15,447)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2015	$876	$853,800	$2,231,026	$(14,853)	$(919,263)	$2,151,586
Net earnings			260,133			260,133
Other comprehensive income (loss), net of tax				(5,710)		(5,710)
Common stock issuances and reissuances of treasury stock - employee benefit plans (c)	1	14,292	(10,364)		40,691	44,620
Purchase of treasury stock (b)					(374,706)	(374,706)
Excess tax benefit from stock option exercises		7,085				7,085
Dividends paid on common stock ($1.80 per share)			(131,841)			(131,841)
Stock-based compensation (d)		24,303				24,303
Balance at December 31, 2015	$877	$899,480	$2,348,954	$(20,563)	$(1,253,278)	$1,975,470
___________________

(a)	Issuance of common stock for purchases through the Amended and Restated 2003 Employee Stock Purchase Plan (“Employee Stock Purchase Plan” or “ESPP”).

(b)	Refer to “Stock Repurchase Program” section below for details.

(c)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and reissuance of treasury stock for stock option exercises.

(d)	The Company recognized compensation expense with a corresponding amount recorded to capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table presents the gross and net changes in the balances within each component of accumulated other comprehensive income (“AOCI”) for the nine months ended December 31, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Treasury Rate Lock Agreement	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(14,690)	$(163)	$(14,853)
Other comprehensive income (loss) before reclassifications	(5,873)	—	(5,873)
Amounts reclassified from AOCI (e)	—	259	259
Tax effect of other comprehensive income items	—	(96)	(96)
Other comprehensive income (loss), net of tax	(5,873)	163	(5,710)
Balance at December 31, 2015	$(20,563)	$—	$(20,563)
___________________

(e)
The reclassifications out of AOCI were associated with a loss on a treasury rate lock agreement from July 2010 related to the issuance of the Company’s 2015 Notes, which was being reclassified into earnings (interest expense) over the term of the 2015 Notes until their redemption in September 2015. The effects on the respective line items of the consolidated statements of earnings impacted by the reclassifications were not material for the nine months ended December 31, 2015 and 2014.

Stockholder Rights Plan
On November 17, 2015, the Company entered into an amendment (the “Rights Amendment”) to the stockholder rights plan (the “Rights Plan”) originally dated as of May 8, 2007. The Rights Amendment modifies the existing terms of the Rights Plan by lowering the beneficial ownership threshold for triggering the Rights Plan from 15% of Airgas’ common stock to 10%. Any party that beneficially owns 10% or more of the Company’s common stock at the time of the public announcement of the Rights Amendment will not trigger the Rights Plan unless that party increases its beneficial ownership in the Company’s common stock or exercises any options, rights, warrants, etc. for shares of the Company’s common stock. Additionally, the Rights Amendment modifies and amends the Rights Plan to provide that the Merger Agreement and any agreements or transactions associated with the foregoing will not result in a stock acquisition date (as defined therein), a distribution date (as defined therein) or any other separation of rights from the underlying common stock. There were no other significant changes to the Company’s Rights Plan as a result of the Rights Amendment.
Stock Repurchase Program
On May 28, 2015, the Company announced plans to purchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date. However, stock repurchases are currently suspended in accordance with the Merger Agreement (see Note 2).
From the announcement date of the program through December 31, 2015, the Company repurchased 3.8 million shares on the open market at an average price of $99.54, but did not repurchase any shares during the quarter ended December 31, 2015. At December 31, 2015, $125 million was available for additional share repurchases under the program.
(11) STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense for its Second Amended and Restated 2006 Equity Incentive Plan (“Equity Incentive Plan”) and Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recognized by the Company for the three and nine months ended December 31, 2015 and 2014:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense related to:
Equity Incentive Plan (a)	$3,525	$3,718	$21,010	$22,452
Employee Stock Purchase Plan - options to purchase stock	1,206	1,067	3,293	3,166
	4,731	4,785	24,303	25,618
Tax benefit	(1,454)	(1,588)	(8,404)	(9,138)
Stock-based compensation expense, net of tax	$3,277	$3,197	$15,899	$16,480
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

Equity Incentive Plan
Fair Value
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2015 and 2014 was $19.87 and $28.72, respectively.
Summary of Stock Option Activity
The following table summarizes the stock option activity during the nine months ended December 31, 2015:

(In thousands, except per share amounts)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	4,974	$79.76
Granted	1,020	$103.57
Exercised	(534)	$60.52
Forfeited	(89)	$101.77
Outstanding at December 31, 2015	5,371	$85.83
Vested or expected to vest at December 31, 2015	5,351	$85.77
Exercisable at December 31, 2015	3,211	$74.43
A total of 2.3 million shares of common stock were available for grant under the Equity Incentive Plan as of December 31, 2015. As of December 31, 2015, $38.0 million of unrecognized non-cash compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Under the terms of the Merger Agreement (see Note 2), all of the stock options outstanding upon the closing of the Merger under the Equity Incentive Plan, whether vested or unvested, would be canceled in consideration for the right of each stock option holder to receive a cash payment equal to the number of stock options held multiplied by the excess of the Merger consideration of $143 per share over the exercise price per share of the Company’s common stock subject to the stock options.
Employee Stock Purchase Plan
The ESPP encourages and assists employees in acquiring an equity interest in the Company. As of December 31, 2015, the ESPP had 1.0 million shares of Company common stock available for issuance.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value
Compensation expense is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $17.59 and $20.44 for the nine months ended December 31, 2015 and 2014, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
ESPP - Purchase Option Activity
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2015:

(In thousands, except per share amounts)	Number of Purchase Options	Weighted-Average Exercise Price
Outstanding at March 31, 2015	54	$86.47
Granted	187	$78.93
Exercised	(170)	$83.97
Outstanding at December 31, 2015	71	$72.60
In accordance with the terms of the Merger Agreement, the 71 thousand of outstanding purchase options at December 31, 2015 for which common stock was issued in January 2016 represented the final purchase under the ESPP, with no further grants of options to purchase common stock under the ESPP. As a result, all compensation expense related to the outstanding purchase options under the ESPP was recognized in full at December 31, 2015, and no additional expense will be incurred related to the Company’s ESPP for the remainder of fiscal 2016.
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
Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.7 million and 1.8 million shares covered by outstanding stock options that were not dilutive for the three months ended December 31, 2015 and 2014, respectively. There were approximately 2.1 million and 1.8 million shares covered by outstanding stock options that were not dilutive for the nine months ended December 31, 2015 and 2014, respectively.
The following table presents the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Weighted average common shares outstanding:
Basic shares outstanding	72,127	74,767	73,732	74,534
Incremental shares from assumed exercises of stock options and options under the ESPP	985	1,187	871	1,187
Diluted shares outstanding	73,112	75,954	74,603	75,721

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(13) COMMITMENTS AND CONTINGENCIES
Litigation
Airgas has supplied information to and been in discussions with the U.S. Attorney’s Office for the Southern District of Florida in response to an ongoing investigation concerning alleged past violations in connection with the handling, labeling and transportation of certain hazardous materials shipments from the Company’s Miami facilities to consignees located in South America. Airgas is seeking to resolve with the U.S. Attorney’s Office the matters raised by the investigation, but the Company cannot predict the outcome of such investigation, which could include the imposition of criminal fines, penalties or other sanctions. Airgas does not expect that the investigation or the consequences thereof will be material to the Company or its financial condition, or will affect the ongoing operation of its business in any material respect or the timing or consummation of the pending merger with Air Liquide.
In addition, the Company is involved in various other legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.
Merger Agreement
In accordance with the terms of the Merger Agreement, the Company could be required to pay a termination fee of $400 million contingent upon certain circumstances and rights. Additionally, as described in Note 2, the Company has incurred $21.4 million of merger-related costs during the three months ended December 31, 2015, primarily consisting of legal, advisory and other professional fees in connection with the Merger. The Company expects to incur additional costs in the future related to the Merger.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(14) SUMMARY BY BUSINESS SEGMENT
Business segment information for the Company’s Distribution and All Other Operations business segments is presented in the following table for the three and nine months ended December 31, 2015 and 2014. Although corporate operating expenses are generally allocated to each business segment based on sales dollars, the Company reported expenses related to the Air Liquide merger under selling, distribution and administrative expenses in the “Eliminations and Other” column.

	Three Months Ended				Three Months Ended
	December 31, 2015				December 31, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$707,707	$151,380	$(11,040)	$848,047	$711,030	$139,226	$(7,698)	$842,558
Hardgoods	446,431	937	(1)	447,367	488,315	950	(3)	489,262
Net sales (a)	1,154,138	152,317	(11,041)	1,295,414	1,199,345	140,176	(7,701)	1,331,820
Cost of products sold (excluding depreciation) (a)	495,806	68,817	(11,041)	553,582	521,782	74,852	(7,701)	588,933
Selling, distribution and administrative expenses	449,989	56,154	—	506,143	449,616	46,793	—	496,409
Merger costs	—	—	21,393	21,393	—	—	—	—
Depreciation	72,398	7,542	—	79,940	69,134	6,422	—	75,556
Amortization	7,441	1,328	—	8,769	6,914	1,122	—	8,036
Total costs and expenses	1,025,634	133,841	10,352	1,169,827	1,047,446	129,189	(7,701)	1,168,934
Operating income	$128,504	$18,476	$(21,393)	$125,587	$151,899	$10,987	$—	$162,886

	Nine Months Ended				Nine Months Ended
	December 31, 2015				December 31, 2014
(In thousands)	Distribution	All Other Ops.	Eliminations and Other	Total	Distribution	All Other Ops.	Eliminations and Other	Total
Gas and rent	$2,160,201	$482,494	$(30,425)	$2,612,270	$2,126,338	$423,139	$(22,813)	$2,526,664
Hardgoods	1,404,113	3,320	(10)	1,407,423	1,473,629	2,875	(6)	1,476,498
Net sales (a)	3,564,314	485,814	(30,435)	4,019,693	3,599,967	426,014	(22,819)	4,003,162
Cost of products sold (excluding depreciation) (a)	1,547,624	234,732	(30,435)	1,751,921	1,574,582	221,110	(22,819)	1,772,873
Selling, distribution and administrative expenses	1,373,957	161,341	—	1,535,298	1,351,722	139,775	—	1,491,497
Merger costs	—	—	21,393	21,393	—	—	—	—
Depreciation	215,343	21,923	—	237,266	202,545	18,806	—	221,351
Amortization	22,033	3,472	—	25,505	20,519	3,174	—	23,693
Total costs and expenses	3,158,957	421,468	(9,042)	3,571,383	3,149,368	382,865	(22,819)	3,509,414
Operating income	$405,357	$64,346	$(21,393)	$448,310	$450,599	$43,149	$—	$493,748

____________________

(a)
Amounts in the “Eliminations and Other” column represent the elimination of intercompany sales and associated gross profit on sales from the Company’s All Other Operations business segment to its Distribution business segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(15) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Income Taxes
Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Interest	$43,811	$47,623
Income taxes, net of refunds	154,150	176,298
Noncash Investing and Financing Activities
Liabilities assumed and stock issued as a result of acquisitions were as follows:

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Fair value of assets acquired	$119,488	$59,938
Net cash paid for acquisitions (a)	(100,656)	(45,165)
Stock issued for acquisition (b)	—	(4,458)
Liabilities assumed	$18,832	$10,315
____________________

(a)
Includes cash paid, net of cash acquired, for current year acquisitions as well as payments for the settlement of holdback liabilities and contingent consideration arrangements associated with prior year acquisitions.

(b)	Represents shares of Airgas, Inc. common stock issued in connection with a single prior year acquisition.
(16) SUBSEQUENT EVENTS
On January 26, 2016, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.60 per share. The dividend is payable on March 31, 2016 to stockholders of record as of March 15, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2015 (“current quarter”) of $1.30 billion compared to $1.33 billion for the quarter ended December 31, 2014 (“prior year quarter”), a decrease of 3%. Organic sales decreased 4% compared to the prior year quarter, with gas and rent decreasing 1% and hardgoods decreasing 10%. Current and prior year acquisitions contributed sales growth of 1% in the current quarter. The Company’s organic sales continue to reflect the challenging industrial economy and in particular the pressure on sales to customers engaged in the energy and chemical and the manufacturing and metal fabrication sectors. The challenging U.S. industrial economy, slowing global economy and strong dollar continue to challenge the Company’s customers across these and other sectors. Continued strength in certain sectors, such as non-residential construction, helped to mitigate these sales declines.
The consolidated gross profit margin (excluding depreciation) in the current quarter was 57.3%, an increase of 150 basis points from the prior year quarter, primarily reflecting a sales mix shift toward higher margin gas and rent, and higher margins in the Company’s dry ice and ammonia businesses.
The Company’s operating income margin in the current quarter was 9.7%, a decrease of 250 basis points from the prior year quarter. The current quarter's operating income margin was burdened by 160 basis points of merger costs for legal and professional fees and other costs related to the Agreement and Plan of Merger with Air Liquide. Refer below for additional information. Excluding the merger costs, the operating income margin was down 90 basis points, primarily reflecting challenging economic conditions in the Company’s Distribution business segment which reported a 5% decline in organic sales, a 3% decline in gross profits, flat selling, distribution, and administrative expenses, as well as a 5% increase in depreciation and amortization.
Net earnings per diluted share was $1.01 in the current quarter versus $1.23 in the prior year quarter. Net earnings per diluted share in the current quarter included an $0.18 per diluted share charge related to merger costs associated with the Air Liquide Merger.
Air Liquide Merger Agreement
On November 17, 2015, the Company announced that it had entered into a definitive agreement for the acquisition of the Company by L’Air Liquide, S.A. (“Air Liquide”) in a merger pursuant to an Agreement and Plan of Merger, dated as of November 17, 2015, by and among the Company, Air Liquide and AL Acquisition Corporation (“Merger Sub”), an indirect wholly owned subsidiary of Air Liquide (the “Merger Agreement”). The Merger Agreement provides that, among other things and subject to the terms and conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger. See Note 2, “Merger Agreement,” to the Consolidated Financial Statements under Item 1, “Financial Statements,” for more information on the Merger Agreement.
In connection with the Merger, the Company has incurred $21.4 million of merger-related costs during the three months ended December 31, 2015, primarily consisting of legal, advisory and other professional fees in connection with the Merger. These costs are included in the “Merger costs” line item of the Company’s consolidated statement of earnings.
Stock Repurchase Program
On May 28, 2015, the Company announced plans to repurchase up to $500 million of Airgas, Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. Airgas may repurchase shares from time to time for cash in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. The stock repurchase program has no pre-established closing date; however, stock repurchases are currently suspended in accordance with the Merger Agreement. See Note 2, “Merger Agreement,” to the Consolidated Financial Statements under Item 1, “Financial Statements,” for more information on the Merger Agreement.
From the announcement date of the program through September 30, 2015, the Company repurchased 3.8 million shares on the open market at an average price of $99.54. The Company did not repurchase any shares during the quarter ended December 31, 2015. At December 31, 2015, $125 million was available for additional share repurchases under the program.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales decreased 3% to $1.30 billion for the current quarter compared to the prior year quarter, driven by a decrease in organic sales of 4%, partially offset by sales growth from current and prior year acquisitions of 1% in the current quarter. As outlined in the Overview section, the Company’s organic sales reflected sluggish underlying business conditions as various sectors remained challenged during the current quarter. Gas and rent organic sales decreased 1% in the current quarter, and hardgoods organic sales decreased 10%. The decrease in organic sales in the current quarter was driven by flat pricing and volume decreases of 4%.
Strategic products represent approximately 40% of net sales and are comprised of safety products and bulk, medical and specialty gases (and associated rent), which are sold to end customers through the Distribution business segment, and carbon dioxide (“CO2”) and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment. The Company has identified these products as strategic because it believes they have good long-term growth profiles due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. During the current quarter, sales of strategic products in aggregate decreased 1% on an organic basis as compared to the prior year quarter, as the decline in sales of safety products more than offset the increases in sales of all other strategic product groupings.
The Company’s strategic accounts program, which represents approximately 25% of net sales, is designed to deliver superior product and service offerings to larger, multi-location customers, and presents the Company with strong cross-selling and greater penetration opportunities. Sales to strategic accounts in the current quarter decreased 2% compared to the prior year quarter.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$1,154,138	$1,199,345	$(45,207)	(4)%
All Other Operations	152,317	140,176	12,141	9%
Intercompany eliminations	(11,041)	(7,701)	(3,340)
	$1,295,414	$1,331,820	$(36,406)	(3)%
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
Distribution business segment sales decreased 4% compared to the prior year quarter, with a decrease in organic sales of 5%. Incremental sales from current and prior year acquisitions contributed sales growth of 1% in the current quarter. Flat pricing, which was pressured by price declines in generator rentals, propane and ammonia, and volume decreases of 5% resulted in the 5% decrease in organic sales in the Distribution business segment. Gas and rent organic sales in the Distribution business segment decreased 1%, with pricing flat and volumes down 1%. Hardgoods organic sales within the Distribution business segment decreased 10%, with pricing flat and volumes down 10%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year quarter, comprised of the following: bulk gas and rent up 4%, on higher pricing and volumes; specialty gas, rent, and related equipment up 7%, on moderate growth in core specialty gas volumes and large single-customer short-term activity; and medical gas and rent up 2%, as increases to physicians and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc® business decreased 3% over the prior year quarter, driven by weakness in generator rentals to oilfield services customers.

Within the Distribution business segment’s hardgoods sales, sales of safety products decreased by 13% compared to the prior year quarter, on broad based weakness in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, were down 6% in the current quarter over the prior year quarter, comparing favorably with the 10% decrease in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment consists of six business units. The primary products manufactured and/or distributed are CO2, dry ice, nitrous oxide, ammonia and refrigerant gases.
The All Other Operations business segment sales increased 9% compared to the prior year quarter, with a decrease in organic sales of 1%. Incremental sales from current and prior year acquisitions contributed sales growth of 10% in the current quarter. The decrease in organic sales in the All Other Operations business segment was primarily driven by sales decreases in the Company’s ammonia business, partially offset by sales increases in the Company’s refrigerants and dry ice businesses. Organic sales of CO2 and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment, increased 8% over the prior year quarter on higher pricing and volumes.
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
Consolidated gross profits (excluding depreciation) were flat in the current quarter compared to the prior year quarter, reflecting the overall decline in sales offset by margin expansion on favorable sales mix. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 150 basis points to 57.3% compared to 55.8% in the prior year quarter. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward higher margin gas and rent as well as higher margins in the Company’s All Other Operations business segment, as described below. Gas and rent represented 65.5% of the Company’s sales mix in the current quarter, up from 63.3% in the prior year quarter.

	Three Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$658,332	$677,563	$(19,231)	(3)%
All Other Operations	83,500	65,324	18,176	28%
	$741,832	$742,887	$(1,055)	—%
The Distribution business segment’s gross profits (excluding depreciation) decreased 3% compared to the prior year quarter, primarily driven by the decline in the Distribution business segment’s sales. The Distribution business segment’s gross profit margin (excluding depreciation) was 57.0% versus 56.5% in the prior year quarter, an increase of 50 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift toward higher margin gas and rent, offset by margin pressure within gas and rent on higher helium costs and a sales mix shift toward lower margin bulk gas. Gas and rent represented 61.3% of the Distribution business segment’s sales in the current quarter, up from 59.3% in the prior year quarter.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 28% compared to the prior year quarter, primarily driven by the increase in refrigerants and dry ice sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 820 basis points to 54.8% in the current quarter from 46.6% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Company’s dry ice and ammonia businesses plus the addition of the higher-margin Priority Nitrogen business.
Operating Expenses
Selling, Distribution and Administrative (“SD&A”) Expenses
SD&A expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. Additionally, the Company’s merger costs are not allocated to the Company’s business segments. These costs are captured in a separate line item on the Company’s Consolidated Statements of Earnings and are reflected in the “Other” line item in the operating income tables below.

Consolidated SD&A expenses increased $10 million, or 2%, in the current quarter as compared to the prior year quarter. Driving the majority of the increase in SD&A expenses were approximately $8 million of incremental operating costs associated with acquired businesses, representing approximately 1.6% of the total increase in SD&A. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 140 basis points to 68.2% in the current quarter, compared to 66.8% in the prior year quarter.

	Three Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$449,989	$449,616	$373	—%
All Other Operations	56,154	46,793	9,361	20%
	$506,143	$496,409	$9,734	2%
SD&A expenses in the Distribution business segment were flat compared to the prior year quarter. Contributing to the flat SD&A expenses in the Distribution business segment were approximately $4 million of incremental operating costs associated with acquired businesses, representing approximately a 1% increase in SD&A, offset by savings as a result of tight expense management, efficiency gains and lower variable compensation expense. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment increased 200 basis points to 68.4% compared to 66.4% in the prior year quarter.
SD&A expenses in the All Other Operations business segment increased 20%, compared to the prior year quarter. Contributing to the increase in SD&A expenses in the All Other Operations business segment were approximately $4 million of incremental operating costs associated with acquired businesses, representing approximately 9% of the increase in SD&A. Incremental costs to support organic sales growth in the Company’s refrigerants and dry ice businesses also contributed to the increase. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment decreased 430 basis points to 67.3% compared to 71.6% in the prior year quarter, primarily driven by strong sales and margin growth in the Company’s All Other Operations business segment.
Merger Costs
During the current quarter, the Company incurred $21 million of merger-related costs for legal and professional fees and other costs related to the Merger Agreement with Air Liquide.
Depreciation and Amortization
Depreciation expense increased $4 million, or 6%, to $80 million in the current quarter as compared to $76 million in the prior year quarter. The increase primarily reflects the additional depreciation expense on capital investments in revenue-generating assets to support customer demand (such as cylinders/bulk tanks and rental welders/generators) as well as investments in the Company’s eBusiness platform and other system enhancements. Amortization expense of $9 million in the current quarter increased $1 million compared to the prior year quarter, driven by acquisitions.
Operating Income
Consolidated operating income of $126 million decreased $37 million, or 23%, in the current quarter compared to the prior year quarter, with merger costs of $21 million accounting for a significant portion of the decline. Operating margin compression in the Company’s Distribution business segment account for the remaining decrease, partially offset by increased operating income in the Company’s All Other Operations business segment. The consolidated operating income margin decreased 250 basis points to 9.7% from 12.2% in the prior year quarter, of which 160 basis points of decline is due to merger-related costs.

	Three Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$128,504	$151,899	$(23,395)	(15)%
All Other Operations	18,476	10,987	7,489	68%
Other / Merger costs	(21,393)	—	(21,393)
	$125,587	$162,886	$(37,299)	(23)%

Operating income in the Distribution business segment decreased 15% compared to the prior year quarter. The Distribution business segment’s operating income margin of 11.1% decreased by 160 basis points compared to the operating income margin of 12.7% in the prior year quarter. The decline in the Distribution business segment’s operating income margin primarily reflects the impact of rising operating costs (including depreciation and amortization expenses) in the current negative organic sales environment.
Operating income in the All Other Operations business segment increased 68% compared to the prior year quarter, primarily driven by the increase in refrigerants and dry ice sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s operating income margin of 12.1% increased by 430 basis points compared to the operating income margin of 7.8% in the prior year quarter. The increase in the All Other Operations business segment’s operating income margin was primarily driven by margin expansion in the Company’s refrigerants, ammonia, CO2 and dry ice businesses plus the addition of the higher-margin Priority Nitrogen business.
Interest Expense, Net
Interest expense, net, was $15 million in the current quarter, representing an increase of $1 million, or 11%, compared to the prior year quarter. The overall increase in interest expense, net resulted primarily from higher average debt balances, partially offset by lower average borrowing rates, in the current quarter as compared to the prior year quarter.
Income Tax Expense
The effective income tax rate was 35.6% of pre-tax earnings in the current quarter compared to 37.4% in the prior year quarter.
Net Earnings
Net earnings per diluted share decreased 18% to $1.01 in the current quarter compared to $1.23 per diluted share in the prior year quarter. Net earnings were $74 million in the current quarter compared to $93 million in the prior year quarter. Net earnings in the current quarter included costs of $21 million or $0.18 per diluted share charge related to merger costs associated with the Merger.

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2014
STATEMENT OF EARNINGS COMMENTARY
Net Sales
Net sales were essentially flat at $4.0 billion for the nine months ended December 31, 2015 (“current period”) compared to the nine months ended December 31, 2014 (“prior year period”), driven by a decrease in organic sales of 1% offset by sales growth from current and prior year acquisitions of 1% in the current period. Gas and rent organic sales increased 2% in the current period, and hardgoods organic sales decreased 6%. The decrease in organic sales growth in the current period was driven by price increases of 1% more than offset by volume decreases of 2%.
During the current period, sales of strategic products in aggregate increased 2% on an organic basis as compared to the prior year period.
Sales to strategic accounts in the current period increased 2% compared to the prior year period.
In the following table, the intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Nine Months Ended
Net Sales (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$3,564,314	$3,599,967	$(35,653)	(1)%
All Other Operations	485,814	426,014	59,800	14%
Intercompany eliminations	(30,435)	(22,819)	(7,616)
	$4,019,693	$4,003,162	$16,531	—%
Distribution business segment sales decreased 1% compared to the prior year period, with a decrease in organic sales of 2%. Incremental sales from current and prior year acquisitions contributed sales growth of 1% in the current period. Higher pricing of 1% and volume decreases of 3% resulted in the 2% decrease in organic sales in the Distribution business segment. Gas and rent organic sales in the Distribution business segment increased 1%, with pricing up 2% and volumes down 1%. Hardgoods organic sales within the Distribution business segment decreased 6%, with pricing flat and volumes down 6%.
Within the Distribution business segment, organic sales of gas related strategic products and associated rent increased 4% over the prior year period, comprised of the following: bulk gas and rent up 5%, on higher pricing and volumes; specialty gas, rent, and related equipment up 6%, on moderate growth in core specialty gas volumes; and medical gas and rent up 1%, as increases to physicians and dental practices, as well as hospitals and surgery centers, were partially offset by weakness in wholesale sales to homecare distributors. In addition, organic sales in the Company’s Red-D-Arc® business increased 4% over the prior year period, driven by strong equipment sales and increases in both welder and generator rentals in the non-residential construction and energy customer segments in the first half of the year.
Within the Distribution business segment’s hardgoods sales, sales of safety products decreased by 5% compared to the prior year period, on broad based moderation in core industrial activity. Sales of the Company’s Radnor® private-label product line, which includes certain safety products, consumables, and other hardgoods, decreased 4% in the current period over the prior year period, comparing favorably with the 6% decrease in total hardgoods organic sales in the Distribution business segment.
The All Other Operations business segment sales increased 14% compared to the prior year period, with an increase in organic sales of 8%. Incremental sales from current and prior year acquisitions contributed sales growth of 6% in the current period. The strong growth in the All Other Operations business segment was driven by sales increases primarily in the Company’s refrigerants, as well as dry ice businesses. Organic sales of CO2 and dry ice, the vast majority of which is sold to end customers through the All Other Operations business segment, increased 7% over the prior year period on higher pricing and volumes.
Gross Profits (Excluding Depreciation)
Consolidated gross profits (excluding depreciation) increased 2% in the current period, reflecting margin expansion on favorable sales mix. The consolidated gross profit margin (excluding depreciation) in the current period increased 70 basis points to 56.4% compared to 55.7% in the prior year period. The increase in consolidated gross profit margin (excluding depreciation) primarily reflects the sales mix shift toward higher margin gas and rent and higher ammonia margins, partially offset by a sales mix shift within gas toward lower margin refrigerants. Gas and rent represented 65.0% of the Company’s sales mix in the current period, up from 63.1% in the prior year period.

	Nine Months Ended
Gross Profits (ex. Depr.) (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$2,016,690	$2,025,385	$(8,695)	—%
All Other Operations	251,082	204,904	46,178	23%
	$2,267,772	$2,230,289	$37,483	2%
The Distribution business segment’s gross profits (excluding depreciation) were down modestly compared to the prior year period, primarily driven by the decline in the Distribution business segment’s sales, partially offset by higher margins. The Distribution business segment’s gross profit margin (excluding depreciation) was 56.6% versus 56.3% in the prior year period, an increase of 30 basis points. The increase in the Distribution business segment’s gross profit margin (excluding depreciation) reflects a sales mix-shift toward higher margin gas and rent, partially offset by margin pressure within gas and rent on higher helium costs and a sales mix shift toward lower margin bulk gas. Gas and rent represented 60.6% of the Distribution business segment’s sales in the current period, up from 59.1% in the prior year period.
The All Other Operations business segment’s gross profits (excluding depreciation) increased 23% compared to the prior year period, primarily driven by the increase in refrigerants and dry ice sales, margin expansion in the Company’s ammonia business, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 360 basis points to 51.7% in the current period from 48.1% in the prior year period. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Company’s ammonia business plus the addition of the higher-margin Priority Nitrogen business.
Operating Expenses
SD&A Expenses
Consolidated SD&A expenses increased $44 million, or 3%, in the current period as compared to the prior year period. Contributing to the increase in SD&A expenses were approximately $20 million of incremental operating costs associated with acquired businesses, representing approximately 1.3% of the total increase in SD&A. The remaining increase is primarily related to normal inflation, as well as the incremental costs to support strong organic sales growth in the All Other Operations segment. As a percentage of consolidated gross profit, consolidated SD&A expenses increased 80 basis points to 67.7% in the current period compared to 66.9% in the prior year period.

	Nine Months Ended
SD&A Expenses (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$1,373,957	$1,351,722	$22,235	2%
All Other Operations	161,341	139,775	21,566	15%
	$1,535,298	$1,491,497	$43,801	3%
SD&A expenses in the Distribution business segment increased 2% compared to the prior year period. Contributing to the increase in SD&A expenses in the Distribution business segment were approximately $12 million of incremental operating costs associated with acquired businesses, representing approximately 1% of the increase in SD&A. As a percentage of Distribution business segment gross profit, SD&A expenses in the Distribution business segment decreased 140 basis points to 68.1% compared to 66.7% in the prior year period.
SD&A expenses in the All Other Operations business segment increased 15% compared to the prior year period. Contributing to the increase in SD&A expenses in the All Other Operations business segment were approximately $7 million of incremental operating costs associated with acquired businesses, representing approximately 5% of the increase in SD&A. Incremental costs to support strong organic sales growth in the All Other Operations segment, also contributed to the increase. As a percentage of All Other Operations business segment gross profit, SD&A expenses in the All Other Operations business segment decreased 390 basis points to 64.3% compared to 68.2% in the prior year period, primarily driven by strong sales and margin growth within the business segment.
Merger Costs
During the current period, the Company incurred $21 million of merger-related costs for legal and professional fees and other costs related to the Merger Agreement with Air Liquide.

Depreciation and Amortization
Depreciation expense increased $16 million, or 7%, to $237 million in the current period as compared to $221 million in the prior year period. The increase primarily reflects the additional depreciation expense on capital investments in revenue-generating assets to support customer demand (such as cylinders/bulk tanks and rental welders/generators) as well as investments in the Company’s eBusiness platform and other system enhancements. Amortization expense of $26 million in the current period increased by $2 million compared to the prior year period, driven by acquisitions.
Operating Income
Consolidated operating income of $448 million decreased $45 million, or 9%, in the current period compared to the prior year period, with merger costs of $21 million accounting for approximately half of the decline. The remaining decrease is primarily attributable to lower operating income in the Company’s Distribution business segment, partially offset by higher operating income in the Company’s All Other Operations business segment, as noted below. The consolidated operating income margin decreased 110 basis points to 11.2% from 12.3% in the prior year period, of which 50 basis points of decline is due to merger-related costs.

	Nine Months Ended
Operating Income (In thousands)	December 31,		Increase/(Decrease)
	2015	2014
Distribution	$405,357	$450,599	$(45,242)	(10)%
All Other Operations	64,346	43,149	21,197	49%
Other / Merger costs	(21,393)	—	(21,393)
	$448,310	$493,748	$(45,438)	(9)%
Operating income in the Distribution business segment decreased 10% compared to the prior year period. The Distribution business segment’s operating income margin of 11.4% decreased by 110 basis points compared to the operating income margin of 12.5% in the prior year period. The decline in the Distribution business segment’s operating income margin primarily reflects the impact of rising operating costs (including depreciation and amortization expenses) in the current negative organic sales growth environment.
Operating income in the All Other Operations business segment increased 49% compared to the prior year period, primarily driven by the increase in refrigerants sales, margin expansion as described below, and the inclusion of the Priority Nitrogen acquisition. The All Other Operations business segment’s operating income margin of 13.2% increased by 310 basis points compared to the operating income margin of 10.1% in the prior year period. The increase in the All Other Operations business segment’s operating income margin was primarily driven by margin expansion in the Company’s refrigerants and ammonia businesses plus the addition of higher-margin Priority Nitrogen business.
Interest Expense, Net
Interest expense, net, was $44 million in the current period, representing a decrease of $4 million, or 8%, compared to the prior year period. The overall decrease in interest expense, net resulted primarily from lower average borrowing rates, partially offset by higher average debt balances, in the current period as compared to the prior year period.
Income Tax Expense
The effective income tax rate was 36.5% of pre-tax earnings in the current period compared to 37.3% in the prior year period.
Net Earnings
Net earnings per diluted share decreased 6% to $3.49 in the current period compared to $3.70 per diluted share in the prior year period. Net earnings were $260 million in the current period compared to $280 million in the prior year period. Net earnings in the current period included costs of $21 million or $0.18 per diluted share charge related to merger costs associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash provided by operating activities was $513 million in the current period compared to $515 million in the prior year period.
The following table provides a summary of the major items affecting the Company’s cash flows from operating activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Net earnings	$260,133	$280,363
Non-cash and non-operating activities (1)	303,019	283,340
Changes in working capital	(44,541)	(41,700)
Other operating activities	(6,087)	(7,319)
Net cash provided by operating activities	$512,524	$514,684
____________________

(1)	Includes depreciation, amortization, deferred income taxes, gain on sales of plant and equipment, and stock-based compensation expense.
The cash outflow related to working capital in the current period was primarily driven by the increase in estimated income tax payments, timing of payments to vendors, and cash expenditures related to the Merger, partially offset by a reduction in trade receivables, reflecting the overall negative organic sales growth environment. Net earnings plus non-cash and non-operating activities provided cash of $563 million in the current period and $564 million in the prior year period.
As of December 31, 2015, $19 million of the Company’s $47 million cash balance was held by foreign subsidiaries. The Company does not believe it will be necessary to repatriate cash held outside of the U.S. and anticipates its domestic liquidity needs will be met through other funding sources such as cash flows generated from operating activities and external financing arrangements. Accordingly, the Company intends to permanently reinvest the cash in its foreign operations to support working capital needs, investing and financing activities, and future business development. Were the Company’s intention to change, the amounts held within its foreign operations could be repatriated to the U.S., although any repatriations under current U.S. tax laws would be subject to income taxes, net of applicable foreign tax credits.
The following table provides a summary of the major items affecting the Company’s cash flows from investing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Capital expenditures	$(366,751)	$(338,905)
Proceeds from sales of plant and equipment	19,675	16,992
Business acquisitions and holdback settlements	(100,329)	(45,165)
Other investing activities	1,780	316
Net cash used in investing activities	$(445,625)	$(366,762)
Capital expenditures as a percentage of sales were 9.1% and 8.5% for the current and prior year periods, respectively. The increase in capital expenditures in the current period compared to the prior year period reflects the Company’s higher investments in revenue generating assets, such as rental welding and generator equipment, cylinders and bulk tanks; the construction of new air separation units in Illinois, Kentucky and Alabama; and the purchase of various facilities previously operated under lease agreements related to the acquired Encompass Gas Group. Lease buyouts in the current period were $45 million as compared to $1 million in the prior year period. During the current period, the Company paid $100 million to purchase seventeen businesses and to settle holdback liabilities associated with prior year acquisitions. The businesses acquired during the current period had historical annual sales of approximately $84 million.
Free cash flow* in the current period was $243 million compared to $218 million in the prior year period.
* Free cash flow is a financial measure calculated as net cash provided by operating activities minus capital expenditures, adjusted for the impacts of certain items. See non-GAAP reconciliation and components of free cash flow at the end of this section.

The following table provides a summary of the major items affecting the Company’s cash flows from financing activities for the periods presented:

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Net cash borrowings (repayments) on debt obligations	$379,369	$(65,438)
Purchase of treasury stock	(374,706)	—
Dividends paid to stockholders	(131,841)	(123,080)
Other financing activities	56,432	44,623
Net cash used in financing activities	$(70,746)	$(143,895)
During the current period, net financing activities used cash of $71 million. Net cash borrowings on debt obligations in the current period were $379 million, primarily related to the issuance of $400 million of 3.05% senior notes maturing on August 1, 2020 (the “2020 Notes”), borrowings of $172 million under the commercial paper program, $23 million of net revolving credit borrowings and increased borrowings of $35 million under the Securitization Agreement, partially offset by the repayment of $250 million of 3.25% senior notes that would have matured on October 1, 2015. On May 28, 2015, the Company announced a $500 million stock repurchase program and during the nine months ended December 31, 2015 the Company repurchased 3.8 million shares in the open market for $375 million. The Company did not repurchase any shares during the quarter ended December 31, 2015 as the program was suspended in accordance with the Merger Agreement. At December 31, 2015, $125 million was available for additional share repurchases under the program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, and the change in cash overdrafts, generated cash of $56 million during the current period.
In the prior year period, net financing activities used cash of $144 million. Net cash repayments on debt obligations in the prior year period were $65 million, primarily related to the repayment of $400 million of 4.50% senior notes that matured on September 15, 2014, partially offset by the issuance of $300 million of 3.65% senior notes maturing on July 15, 2024 and borrowings of $28 million under the commercial paper program. Other financing activities, primarily comprised of proceeds and excess tax benefits related to the exercise of stock options and stock issued for the Employee Stock Purchase Plan, generated cash of $45 million during the prior year period.
Dividends
During the current period, the Company paid its stockholders dividends of $132 million or $0.60 per share. During the prior year period, the Company paid dividends of $123 million or $0.55 per share. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors. Any future dividend increases would be subject to certain limitations as described in the Merger Agreement.
Financial Instruments and Sources of Liquidity
In addition to utilizing cash from operations, the Company has various liquidity resources available to meet its future cash requirements for working capital, capital expenditures and other financial commitments. See Note 8, “Indebtedness,” to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for additional information on the Company’s debt instruments.
Money Market Loans
The Company has two separate money market loan agreements with financial institutions to provide access to short-term advances not to exceed $35 million for each respective agreement. At December 31, 2015, there were no advances outstanding under the agreements.
Commercial Paper
The Company participates in a $1 billion commercial paper program supported by its Credit Facility (see below). This program allows the Company to obtain favorable short-term borrowing rates with maturities that vary, but will generally not exceed 90 days from the date of issue, and is classified as short-term debt. At maturity, the commercial paper balances are often rolled over rather than repaid or refinanced, depending on the Company’s cash and liquidity positions. The Company has used proceeds from commercial paper issuances for general corporate purposes. At December 31, 2015, $499 million of borrowings were outstanding under the commercial paper program.

Trade Receivables Securitization
The Company participates in a securitization agreement with four commercial bank conduits to which it sells qualifying trade receivables on a revolving basis (the “Securitization Agreement”). The maximum amount of borrowings available under the Securitization Agreement is $330 million. The Company’s sale of qualified trade receivables is accounted for as a secured borrowing under which qualified trade receivables collateralize amounts borrowed from the commercial bank conduits. On December 4, 2015, the Company entered into the Seventh Amendment to the Securitization Agreement which extended the expiration date of the Securitization Agreement from December 5, 2017 to December 5, 2018. At December 31, 2015, the amount of outstanding borrowing under the Securitization Agreement was $330 million.
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
At December 31, 2015, the financial covenant of the Credit Facility did not restrict the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, certain monetary judgments and bankruptcy and ERISA events. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
Senior Notes
At December 31, 2015, the $250 million outstanding of 2.95% senior notes maturing on June 15, 2016 were included in the “Current portion of long-term debt” line item on the Company’s consolidated balance sheet.
Total Borrowing Capacity
The Company believes that it has sufficient liquidity to meet its working capital, capital expenditure and other financial commitments, including its $250 million of 2.95% senior notes maturing on June 15, 2016. The sources of that liquidity include cash from operations, availability under the Company’s commercial paper program, Securitization Agreement and revolving credit facilities, and potential capital markets transactions. The financial covenant under the Company’s Credit Facility requires the Company to maintain a leverage ratio not higher than 3.5x Debt to EBITDA. The leverage ratio is a contractually defined amount principally reflecting debt and, historically, the amounts outstanding under the Securitization Agreement (“Debt”), divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial measure for the trailing twelve-month period with pro forma adjustments for acquisitions. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing. The leverage ratio measures the Company’s ability to meet current and future obligations. At December 31, 2015, the Company’s leverage ratio was 2.8x and $381 million remained available under the Company’s Credit Facility, after giving effect to the commercial paper program backstopped by the Credit Facility, the outstanding U.S. letters of credit and the borrowings under the multi-currency revolver.
The Company continually evaluates alternative financing arrangements and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time. At December 31, 2015, the Company was in compliance with all covenants under all of its debt agreements.
Interest Rate Derivatives
The Company manages its exposure to changes in market interest rates through the occasional use of interest rate derivative instruments, when deemed appropriate. At December 31, 2015, the Company had no derivative instruments outstanding.
Interest Expense
Based on the Company’s fixed-to-variable interest rate ratio as of December 31, 2015, for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.3 million.

Non-GAAP Reconciliations
Adjusted Cash from Operations, Adjusted Capital Expenditures, and Free Cash Flow

	Nine Months Ended
	December 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$512,524	$514,684
Adjustments to net cash provided by operating activities:
Stock issued for the Employee Stock Purchase Plan	14,293	13,304
Excess tax benefit realized from the exercise of stock options	7,085	10,487
Cash expenditures related to merger	11,293	—
Adjusted cash from operations	545,195	538,475
Capital expenditures	(366,751)	(338,905)
Adjustments to capital expenditures:
Proceeds from sales of plant and equipment	19,675	16,992
Operating lease buyouts	44,959	1,349
Adjusted capital expenditures	(302,117)	(320,564)
Free cash flow	$243,078	$217,911

Net cash used in investing activities	$(445,625)	$(366,762)
Net cash used in financing activities	$(70,746)	$(143,895)
The Company believes its free cash flow financial measure provides investors meaningful insight into its ability to generate cash from operations, excluding the impact of cash expenditures related to the Air Liquide merger, which is available for servicing debt obligations and for the execution of its business strategies, including acquisitions, the prepayment of debt, the payment of dividends, or to support other investing and financing activities. The Company’s free cash flow financial measure has limitations and does not represent the residual cash flow available for discretionary expenditures. Certain non-discretionary expenditures such as payments on maturing debt obligations are excluded from the Company’s computation of its free cash flow financial measure. Non-GAAP financial measures should be read in conjunction with GAAP financial measures, as non-GAAP financial measures are merely a supplement to, and not a replacement for, GAAP financial measures. It should also be noted that the Company’s free cash flow financial measure may be different from free cash flow financial measures provided by other companies.

OTHER
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. During the nine months ended December 31, 2015, there have been no significant changes in the Company’s critical accounting estimates, which are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Contractual Obligations
Information related to the Company’s contractual obligations at March 31, 2015 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the nine months ended December 31, 2015, there have been no significant changes to the Company’s contractual obligations as disclosed at March 31, 2015, other than the following items.
Long-term debt and estimated interest payments on long-term debt
In August 2015, the Company issued its 2020 Notes. In July 2015, the Company entered into an amendment to the Company’s Securitization Agreement. Refer to Note 8, “Indebtedness,” to the Company’s consolidated financial statements under Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for additional information, and to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in this Quarterly Report on Form 10-Q for information on changes to the Company’s estimated interest payments on long-term debt as a result of the 2020 Notes and amended Securitization Agreement.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 3, “Accounting and Disclosure Changes,” to the Company’s consolidated financial statements under Item 1, “Financial Statements,” for information concerning new accounting guidance and the potential impact on the Company’s financial statements.
Forward-looking Statements
This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: our expectations regarding the completion of the Merger with Air Liquide and statements regarding the future operations of Airgas' business; the Company’s management of expenses, including limited hiring plans and reduction of certain employees; expenses relating to the Company’s helium diversification and supply extension initiatives; the Company’s belief that it will not be necessary to repatriate cash held outside of the U.S. by its foreign subsidiaries; the Company’s belief that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments; the Company’s belief that it can obtain financing on reasonable terms; the Company’s future dividend declarations; the Company’s estimate that for every 25 basis point increase in the Company’s average variable borrowing rates, the Company estimates that its annual interest expense would increase by approximately $2.3 million; the estimate of future interest payments on the Company’s long-term debt obligations; and the Company’s exposure to foreign currency exchange fluctuations.
Forward-looking statements also include any statement that is not based on historical fact, including statements containing the words “believes,” “may,” “plans,” “will,” “could,” “should,” “estimates,” “continues,” “anticipates,” “intends,” “expects,” and similar expressions. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors and should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. Airgas assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include: the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement with Air Liquide, including a termination of the Merger Agreement under circumstances that could require Airgas to pay a termination fee; the failure to obtain the required vote of the Company’s stockholders to adopt the Merger Agreement, the failure to obtain required regulatory clearances, or the failure to satisfy any of the other closing conditions to the Merger, and any delay in connection with the foregoing; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the pendency of the Merger; the effect of the announcement of the Merger on the ability of the Company to retain and hire key personnel, maintain relationships with its customers and suppliers, and maintain its operating results and business generally; the outcome of any legal proceedings that have been or may be instituted against the Company and others relating to the Merger Agreement; the possible adverse effect on Airgas’ business and the price of Airgas common stock if the Merger is not completed in a timely manner or at all; the parties’ ability to complete the transactions contemplated by the

Merger Agreement in a timely manner or at all; limitations placed on Airgas’ ability to operate its business under the Merger Agreement; the impact from the decline in oil prices on our customers; adverse changes in customer buying patterns or weakening in the operating and financial performance of the Company’s customers, any of which could negatively impact the Company’s sales and ability to collect its accounts receivable; postponement of projects due to economic conditions and uncertainty in the energy sector; the impact of the strong dollar on the Company’s manufacturer customers that export; customer acceptance of price increases; increases in energy costs and other operating expenses at a faster rate than the Company’s ability to increase prices; changes in customer demand resulting in the Company’s inability to meet minimum product purchase requirements under long-term supply agreements and the inability to negotiate alternative supply arrangements; supply cost pressures, including cost pressure related to the Company’s helium diversification and supply initiatives; shortages and/or disruptions in the supply chain of certain gases; the ability of the Company to pass on to its customers its increased costs of selling helium; EPA rulings and the impact in the marketplace of U.S. compliance with the Montreal Protocol as related to the production and import of Refrigerant-22 (also known as HCFC-22 or R-22); the Company’s ability to successfully build, complete in a timely manner and operate its new facilities; higher than expected expenses associated with the expansion of the Company’s telesales business, e-Business platform, the adjustment of its regional management structures, its strategic pricing initiatives and other strategic growth initiatives; increased industry competition; the Company’s ability to successfully identify, consummate, and integrate acquisitions; the Company’s ability to achieve anticipated acquisition synergies; operating costs associated with acquired businesses; the Company’s continued ability to access credit markets on satisfactory terms; significant fluctuations in interest rates; the impact of changes in credit market conditions on the Company’s customers; the Company’s ability to effectively leverage its SAP system to improve the operating and financial performance of its business; changes in tax and fiscal policies and laws, including the increase in interest rates; increased expenditures relating to compliance with environmental and other regulatory initiatives; the impact of new environmental, healthcare, tax, accounting, and other regulations; the overall U.S. industrial economy; catastrophic events and/or severe weather conditions; and political and economic uncertainties associated with current world events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s market risks related to interest rates and foreign currencies are disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the nine months ended December 31, 2015, there have been no significant changes to the Company’s market risks as disclosed at March 31, 2015, other than the following items.
Other than the issuance of the 2020 Notes and the amendment to the Company’s Securitization Agreement, there have been no significant changes to the Company’s market risks associated with debt obligations during the nine months ended December 31, 2015. Estimated interest expense on the 2020 Notes is approximately $12 million on an annualized basis through the maturity date of August 1, 2020, at which time the principal is scheduled to be repaid in full. Refer to Note 9, “Fair Value Measurements,” to the Company’s consolidated financial statements under Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for information on the estimated fair value of the 2020 Notes at December 31, 2015. The amendment to the Securitization Agreement, which increased the maximum amount of borrowings available under the Securitization Agreement from $295 million to $330 million and increased the number of participating banks from three to four, does not significantly impact the Company’s market risks associated with debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity. See Note 13, “Commitments and Contingencies,” to the Company’s consolidated financial statements under Part I, Item 1, “Financial Statements,” for additional information regarding the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS.
The risk factors set forth below relate to the proposed Merger with Air Liquide, and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.
The proposed Merger may not be completed on a timely basis, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On November 17, 2015, we entered into the Merger Agreement with Air Liquide and the Merger Sub. Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of our common stock entitled to vote and the receipt of necessary antitrust and regulatory approvals. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
If the Merger is not completed, and there are no other parties willing and able to acquire the Company for consideration that is equivalent or more attractive than that in the Merger Agreement, on terms acceptable to us, our stock price may decline.

•
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

The announcement of the proposed Merger could adversely affect our business, financial condition and results of operations.
The announcement of the proposed Merger could cause disruptions in and create uncertainty surrounding our ongoing business operations, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to retain and hire key personnel, including our senior management;

•	difficulties maintaining relationships with customers, suppliers and others with whom we conduct business;

•	the impairment of our ability to execute on our strategy of growth through acquisitions; and

•	potential litigation relating to the Merger and the costs related thereto.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of November 17, 2015, among Airgas, Inc., L’Air Liquide, S.A. and AL Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s November 19, 2015 Current Report on Form 8-K.)

4.1
Amendment to Rights Plan dated as of November 17, 2015, between Airgas, Inc. and Wells Fargo Bank, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s November 19, 2015 Current Report on Form 8-K.)

10.1	Amended and Restated Voting and Support Agreement, dated as of December 17, 2015, by and among L’Air Liquide, S.A. and each stockholder listed on Schedule I thereto.

10.2
Seventh Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of December 4, 2015, among Airgas, Inc., as Servicer, Radnor Funding Corp., as Seller, the members of the various purchaser groups from time to time party thereto and the Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s December 4, 2015 Current Report on Form 8-K.)

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

Dated:	February 5, 2016		AIRGAS, INC.

(Registrant)

		BY:	/s/ THOMAS M. SMYTH
Thomas M. Smyth Vice President & Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Voting and Support Agreement, dated as of December 17, 2015, by and among L’Air Liquide, S.A. and each stockholder listed on Schedule I thereto.

31.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Executive Chairman of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael L. Molinini as President and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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